Form 10-K
period 2014-10-31
TOLL BROTHERS INC
filed 2014-12-23
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2014, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,562,615,000.
As of December 19, 2014, there were approximately 175,440,000 shares of Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2015 Annual Meeting of Stockholders, scheduled to be held on March 10, 2015, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. MINE SAFETY DISCLOSURES
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT 4.28
EXHIBIT 4.40
EXHIBIT 4.55
EXHIBIT 4.60
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.21
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 12
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
General
Toll Brothers, Inc., a corporation incorporated in Delaware in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2015,” “fiscal 2014,” “fiscal 2013,” “fiscal 2012,” “fiscal 2011,” “fiscal 2010,” “fiscal 2009,” and “fiscal 2008” refer to our fiscal years ending or ended October 31, 2015; October 31, 2014; October 31, 2013; October 31, 2012; October 31, 2011; October 31, 2010; October 31, 2009; and October 31, 2008, respectively.
We design, build, market, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2014, we were operating in 19 states. In the five years ended October 31, 2014, we delivered 18,120 homes from 554 communities, including 5,397 homes from 347 communities in fiscal 2014.
We are developing several master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,850 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, are being developed or will be developed with partners and marketed under our Toll Brothers Apartment Living and Toll Brothers Campus Living brand names. Through Toll Brothers Realty Trust, we also have interests in approximately 1,450 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey.
In February 2014, we acquired the home building business of Shapell Industries, Inc., a Delaware corporation (“Shapell”), for $1.49 billion in cash, net of cash acquired. Prior to the acquisition, Shapell designed, constructed, and marketed single-family detached and attached homes and developed land in master planned communities and neighborhoods throughout coastal Northern and Southern California. See “Acquisition” below for more information.
In fiscal 2010, we formed Gibraltar Capital and Asset Management, LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We also operate through a number of joint ventures. These joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); (iv) invest in commercial real estate opportunities; and (v) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). We earn construction and management fee income from many of these joint ventures.
Our communities are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. At October 31, 2014, we were operating in the following major suburban and urban residential markets:

•	Philadelphia, Pennsylvania, metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Central and northern New Jersey

•	Virginia and Maryland suburbs of Washington, D.C.

•	District of Columbia

•	Boston, Massachusetts, metropolitan area

•	Fairfield, Hartford, and New Haven Counties, Connecticut

•	Westchester, Dutchess, and Ulster Counties, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Los Angeles, California, metropolitan area

•	San Francisco Bay, Sacramento, and San Jose areas of northern California

•	San Diego and Palm Springs, California, areas

•	Phoenix, Arizona, metropolitan area

•	Raleigh and Charlotte, North Carolina, metropolitan areas

•	Dallas, San Antonio, Houston, and Austin, Texas, metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Las Vegas and Reno, Nevada, metropolitan areas

•	Detroit, Michigan, metropolitan area

•	Chicago, Illinois, metropolitan area

•	Denver, Colorado, metropolitan area and Fort Collins, Colorado

•	Minneapolis/St. Paul, Minnesota, metropolitan area, and

•	Seattle, Washington, metropolitan area
In recognition of our achievements, we have received numerous awards from national, state, and local home builder publications and associations. In 2014, we were named Builder of the Year by Builder Magazine and in 2012, we were named Builder of the Year by Professional Builder magazine.
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. The number of net contracts signed in fiscal 2012 and 2013, as compared to fiscal 2011, increased approximately 50% and 90%, respectively, and the value of net contracts signed over the same period increased 59% and 126%, respectively. Although the number and value of fiscal 2012 and 2013 net contracts signed increased over fiscal 2011, they were still significantly below what we recorded in fiscal 2005.
In fiscal 2014, we signed 5,271 contracts with an aggregate value of $3.90 billion, compared to 5,294 contracts with an aggregate value of $3.63 billion in fiscal 2013. Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, and was followed by a decline in demand in the third quarter of fiscal 2014. More recently we have seen a strengthening in customer demand. In fiscal 2014’s fourth-quarter, net signed contracts of $970.8 million and 1,282 units increased 16% in dollars and 10% in units, compared to fiscal 2013’s fourth-quarter net signed contracts of $839.0 million and 1,163 units. The strength in demand that we saw in the fourth quarter of fiscal 2014 has continued into the first quarter of fiscal 2015. We are optimistic that the recent strengthening in customer demand will continue for the foreseeable future, with customer demand ultimately growing at more normalized levels. We believe that, as the national unemployment rate continues to decline and consumer confidence improves, pent-up demand for homes will begin to be released.
For information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K (“Form 10-K”), and for financial information about our results of operations, assets, liabilities, stockholders’ equity, and cash flows, see the accompanying Consolidated Financial Statements and Notes thereto in Item 15(a)1 of this Form 10-K.
At October 31, 2014, we had 556 communities containing approximately 47,167 home sites that we owned or controlled through options. Of the 47,167 home sites, approximately 14,947 were substantially improved. Of the 556 communities, 307 were residential communities under development (“operating communities”) containing 21,359 home sites and 249 were future communities, containing 25,808 home sites. Of our 307 operating communities at October 31, 2014, a total of 263 communities were offering homes for sale; 30 communities were sold out but not all homes had been completed and delivered; 6 communities had backlog to deliver but had been temporarily shut down and are expected to reopen in fiscal 2015; and 8 communities were preparing to reopen. Of the 21,359 home sites in operating communities, 17,680 were available for sale and 3,679 were under agreement of sale but not yet delivered (“backlog”). We expect to be selling from 270 to 310 communities by

October 31, 2015. Of the approximately 47,167 total home sites that we owned or controlled through options at October 31, 2014, we owned approximately 36,224 home sites and controlled approximately 10,943 home sites through options. Included in the 249 future communities are 20 communities containing 2,506 home sites that had previously been open but were shut down due to the slowdown in the housing market.
At October 31, 2014, we were offering homes in 263 communities at prices, for our Traditional Home Building Product, excluding customized options, lot premiums, and sales incentives, generally ranging from approximately $200,000 to $2,000,000 with some homes offered at prices substantially higher than $2,000,000. During fiscal 2014, we delivered 5,397 homes at an average base price of approximately $625,000. On average, our home buyers added approximately 19.9%, or $124,000 per home, in customized options and lot premiums to the base price of homes we delivered in fiscal 2014, as compared to 20.7% or $115,000 per home in fiscal 2013 and 18.6% or $96,000 in fiscal 2012.
We had a backlog of $2.72 billion (3,679 homes) at October 31, 2014; $2.63 billion (3,679 homes) at October 31, 2013; and$1.67 billion (2,569 homes) at October 31, 2012. Of the 3,679 homes in backlog at October 31, 2014, approximately 98% are scheduled to be delivered by October 31, 2015.
Our business is subject to many risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. We attempt, where possible, to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”). These options enable us to obtain the necessary governmental approvals before we acquire title to the land. We also reduce certain risks by generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer, and by using subcontractors to perform home construction and land development work on a fixed-price basis.
Investments in Unconsolidated Entities
We have investments in and advances to various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental property joint ventures, Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”), and a structured asset joint venture. At October 31, 2014, we had investments in and advances to these unconsolidated entities of $447.1 million and were committed to invest or advance up to an additional $84.5 million to these entities if they require additional funding.
In fiscal 2014, 2013, and 2012, we recognized income from the unconsolidated entities in which we had an investment of $41.1 million, $14.4 million, and $23.6 million, respectively. In addition we earned construction and management fee income from these unconsolidated entities of $7.3 million in fiscal 2014, $2.9 million in fiscal 2013, and $2.2 million in fiscal 2012.
Land Development Joint Ventures
We have investments in and advances to a number of Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2014, we had approximately $140.2 million invested in or advanced to our Land Development Joint Ventures and funding commitments of $32.8 million to four of the Land Development Joint Ventures which would be funded if additional investments in the ventures are required. At October 31, 2014, three of these joint ventures had aggregate loan commitments of $175.0 million and outstanding borrowings against these commitments of $96.1 million.
At October 31, 2014, we had purchase commitments or understandings to acquire 573 home sites from three of these Land Development Joint Ventures for an estimated aggregate purchase price of $184.3 million. In addition, we expect to purchase approximately 3,300 additional lots from several Land Development Joint Ventures in which we have interests; the purchase price of the lots will be determined at a future date.
Home Building Joint Ventures
At October 31, 2014, we had an aggregate of $189.5 million of investments in and advances to various Home Building Joint Ventures to develop approximately 560 luxury for-sale homes. At October 31, 2014, we had $33.2 million of funding commitments to two of these joint ventures.
Rental Property Joint Ventures
Over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At October 31, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 4,850 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus

Living. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to be developed as for-sale homes. Of the 4,850 planned units at October 31, 2014, 1,900 are owned by joint ventures in which we have an interest, and are currently under construction; approximately 1,800 are owned by us; 800 of them are under contract to be purchased; and 350 of them are under letters of intent.
Toll Brothers Realty Trust and Toll Brothers Realty Trust II
Through the Trust, we also have interests in approximately 1,450 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014. This income is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income in this Form 10-K.
We have a 50% interest in Trust II, which invests in commercial real estate opportunities. In fiscal 2014, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized a profit of approximately $24.1 million representing our share of the gain on the sale; this gain is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income in this Form 10-K. In addition, we recognized $2.9 million of previously deferred gains on our initial sales of the properties to Trust II. This gain was included in “Other income - net” in our Consolidated Statements of Operations and Comprehensive Income in this Form 10-K.
Gibraltar
In fiscal 2010, we formed Gibraltar to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from the raw ground to partially and fully improved developments, as well as commercial opportunities. At October 31, 2014, Gibraltar had investments in distressed loans of approximately $4.0 million, investments in foreclosed real estate of $69.8 million, and $20.0 million invested in a joint venture in which it is a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate.
Acquisition
On February 4, 2014, we completed our acquisition of Shapell pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI on February 4, 2014, for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold and may continue to sell to other builders. The Acquisition provided us with a premier California land portfolio including 11 active selling communities, as of the Acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
As part of the Acquisition, we did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to their home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc.
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion revolving credit facility (“Credit Facility”), $485.0 million from a term loan facility, as well as $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” and Note 9, “Stockholders’ Equity” of our consolidated financial statements for further details.
As a result of the Acquisition, Shapell became our wholly-owned subsidiary. Accordingly, the results of operations of Shapell are included in our consolidated financial statements from the date of the Acquisition. For the period from February 4, 2014 to October 31, 2014, revenues and income before income taxes from the Shapell operations, excluding $5.3 million of acquisition costs, were $300.8 million and $37.2 million, respectively.
Our Communities
Our home building communities are generally located in affluent suburban areas near major highways providing access to major cities. We also currently operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; and Philadelphia, Pennsylvania. The following table lists the 19 states in which we were operating at October 31, 2014, and the fiscal years in which we or our predecessors commenced operations:

State	Fiscal year of entry	State	Fiscal year of entry
Pennsylvania	1967	Texas	1995
New Jersey	1982	Florida	1995
Delaware	1987	Arizona	1995
Massachusetts	1988	Nevada	1998
Maryland	1988	Illinois	1998
Virginia	1992	Michigan	1999
Connecticut	1992	Colorado	2001
New York	1993	Minnesota	2005
California	1994	Washington	2012
North Carolina	1994
We develop individual stand-alone communities as well as multi-product, master planned communities. Our master planned communities, many of which include golf courses and other country club-type amenities, enable us to offer multiple home types and sizes to a broad range of move-up, empty-nester, active-adult, and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community.
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
Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options, and often include commonly owned recreational facilities such as clubhouses, playing fields, swimming pools, and tennis courts.
We market our high quality homes to upscale luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced homes.
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, “age-qualified” communities for households in which at least one member must be 55+ years of age. As of October 31, 2014, we were selling from 36 active-adult/age-qualified communities and expect to open additional active-adult/age-qualified communities during the next few years. Of the value and number of net contracts signed in fiscal 2014, approximately 12% and 16%, respectively, were in active-adult/age-qualified communities; in fiscal 2013, approximately 9% and 12%, respectively, were in such communities; and in fiscal 2012, approximately 8% and 10%, respectively were in active-adult/age-qualified communities.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania and its suburbs.

The table below provides information related to deliveries and revenues and net contracts signed by our City Living group in communities it is developing on its own or through joint ventures in fiscal 2014, 2013, and 2012 and its backlog at October 31, 2014, 2013, and 2012:

	2014	2013	2012	2014	2013	2012
	Units	Units	Units	$ millions	$ millions	$ millions
Deliveries	266	147	358	283.6	179.5	279.3
Net contracts	265	286	329	490.1	291.3	324.7
Backlog at October 31,	199	200	61	436.1	229.5	117.7
A great majority of our City Living’s communities are high-rise projects and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced and by the time construction has been completed we typically have a significant number of homes in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered very quickly.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2013 dollars) at September 2014 stood at 27.6 million, or approximately 23% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s June 2014 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of 1.24 million new households per year during the next decade for a total of between 11.6 and 13.2 million new households formed during the 2015 through 2025 period. Preliminary estimates using the Census Bureau’s 2012 population projections suggest even stronger growth in net new households of 1.28 million per year between now and 2020.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2014 New Residential Sales Report, new home inventory stands at a supply of just 5.6 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.6 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2013, total housing starts averaged approximately 0.7 million per year according to the Census Bureau.
During the 2006 – 2011 housing market downturn, the pipeline of approved and improved home sites dwindled in many markets as many builders and developers lacked both the capital and the economic incentive to invest in bringing home sites through approvals. We believe that, as demand strengthens, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because much of our land portfolio is in the Washington, D.C. to Boston corridor and in California where land is relatively scarce and approvals are more difficult to obtain.
Our Homes
In most of our detached home communities, we offer a number of different house floor plans, each with several substantially different architectural styles. In addition, the exterior of each basic floor plan may be varied further by the use of stone, stucco, brick, or siding. Our traditional attached home communities generally offer several different floor plans with two, three, or four bedrooms.
We offer some of the same basic home designs in similar communities; however, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past fiscal year, we introduced 244 new models for our Traditional Home Building Product (205 detached models and 39 attached models).
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

The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2014, 2013, and 2012:

	2014		2013		2012
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Traditional Home Building Product
Detached	$144	22.2%	$138	24.0%	$124	23.1%
Attached	$61	14.3%	$54	13.5%	$51	12.7%
City Living Product	$27	2.6%	$26	2.1%	$23	3.2%
In general, our attached homes and City Living products do not offer significant structural options to our home buyer and thus they have a smaller option value as a percentage of base selling price.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2014, was as follows:

Traditional Home Building Product
Detached homes
Move-up	$255,000	to	$1,010,000
Executive	188,000	to	1,055,000
Estate	349,000	to	1,992,000
Active-adult, age-qualified	225,000	to	778,000
Attached homes
Flats	$258,000	to	$432,000
Townhomes/Carriage homes	212,000	to	702,000
Active-adult, age-qualified	267,000	to	680,000
City Living Product
Flats	$301,000	to	$916,000
High-rise/mid-rise	380,000	to	8,950,000
A number of projects that we are developing are offering units at prices substantially in excess of those listed above.
At October 31, 2014, we were selling homes from 263 communities, compared to 232 communities at October 31, 2013, and 224 communities at October 31, 2012. In addition, at October 31, 2014, we had 25 communities that were temporarily closed due to market conditions, of which we currently expect to reopen approximately eight prior to October 31, 2015. We expect to be selling homes from 270 to 310 communities at October 31, 2015.
The following table summarizes certain information with respect to our operating communities at October 31, 2014:

	Total number of communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	70	59	9,949	4,501	878	4,570
Mid-Atlantic	77	68	11,095	4,643	830	5,622
South	70	55	7,336	2,925	963	3,448
West	83	76	7,382	2,659	864	3,859
Traditional Home Building	300	258	35,762	14,728	3,535	17,499
City Living	7	5	578	253	144	181
Total	307	263	36,340	14,981	3,679	17,680

At October 31, 2014, significant site improvements had not yet commenced on approximately 6,412 of the 17,680 available home sites. Of the 17,680 available home sites, 1,142 were not yet owned by us but were controlled through options. Of the 3,679 home sites in backlog, 19 were not owned by us but were controlled through options.
Of our 307 operating communities at October 31, 2014, a total of 263 communities were offering homes for sale; 30 communities were sold out but not all homes had been completed and delivered; 6 communities had backlog to deliver but had been temporarily shut down and are expected to reopen in fiscal 2015; and 8 communities were preparing to reopen. Of the 263 communities in which homes were being offered for sale at October 31, 2014, a total of 206 were detached home communities and 57 were attached home communities. At October 31, 2014, we had 505 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 315 were in detached home communities and 190 were in attached home communities. In addition, we had 123 units that were temporarily being held as rental units. At October 31, 2014, we had 178 homes (exclusive of model homes) under construction or completed but not under contract, in seven City Living communities that were wholly-owned.
At the end of each fiscal quarter, we review the profitability of each of our operating communities. For those communities operating below certain profitability thresholds, we estimate the expected future cash flow for each of those communities. For each community whose estimated cash flow is not sufficient to recover its carrying value, we estimate the fair value of the community in accordance with U.S. generally accepted accounting principles (“GAAP”) and recognize an impairment charge for the difference between the estimated fair value of the community and its carrying value. In fiscal 2014, 2013, and 2012, we recognized impairment charges related to operating communities of $17.6 million, $3.3 million, and $13.1 million, respectively.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses that assist us in evaluating the acquisition. Historically, we have attempted to enter into option agreements to purchase land for future communities; however, in recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were in financial distress, not in a position to wait for our obtaining land approvals, or unwilling to take the financial risk of not completing the sale. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.
Where possible, we enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options,” or “option agreements,” on a nonrecourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of our deposit. The use of these agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
In response to market conditions during the 2006 – 2011 downturn in the housing industry, we reevaluated and renegotiated or canceled many of our land purchase contracts. In addition, we sold, and may continue to sell, certain parcels of land that we identified as nonstrategic. As a result, we reduced our home sites controlled from a high of approximately 91,200 at April 30, 2006 to approximately 47,200 at October 31, 2014.
Based on our belief that the housing market has begun to recover and the revival of demand in certain areas, we have begun to increase our land positions. In many situations, the opportunity to buy land as the housing market emerged from the downturn necessitated the outright purchase of the land due to the distressed nature of the seller. Our optioned land as a percentage of land controlled has declined from our historical averages as a result of our cancellation of many land purchase contracts during the downturn, the need for distressed sellers to liquidate their land positions, and our purchase of Shapell in February 2014.
During fiscal 2014 and 2013, we acquired control of approximately 3,936 home sites (net of options terminated and home sites sold) and, approximately 12,462 home sites (net of options terminated), respectively. At October 31, 2014, we controlled approximately 47,167 home sites, as compared to approximately 48,628 home sites at October 31, 2013, and 40,350 home sites at October 31, 2012. In addition, at October 31, 2014, we expect to purchase approximately 3,300 additional home sites from several land development joint ventures in which we have an interest.
We are developing several master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
Our ability to continue development activities over the long term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2014, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	35	3,856
Mid-Atlantic	53	5,536
South	41	4,893
West	108	9,851
Traditional Home Building	237	24,136
City Living	12	1,672
Total	249	25,808
Of the 25,808 planned home sites at October 31, 2014, we owned 16,026 and controlled 9,782 through options and purchase agreements.
At October 31, 2014, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $1.23 billion (including $184.3 million of land to be acquired from joint ventures in which we have invested). Of the $1.23 billion of land purchase commitments, we paid or deposited $103.4 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.12 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover on them when the contracts are terminated.
We evaluate all of the land owned or optioned for future communities on an ongoing basis for continued economic and market feasibility. During each of the fiscal years ended October 31, 2014, 2013, and 2012, such feasibility analysis resulted in approximately $3.1 million, $1.2 million, and $1.7 million, respectively, of capitalized costs related to land owned or optioned for future communities being charged to cost of revenues because such costs were no longer deemed to be recoverable or exceeded the properties’ fair value.
We have a substantial amount of land currently under control for which approvals have been obtained or are being sought. We devote significant resources to locating suitable land for future development and obtaining the required approvals on land under our control. There can be no assurance that the necessary development approvals will be secured for the land currently under our control or for land that we may acquire control of in the future or that, upon obtaining such development approvals, we will elect to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. We believe that we have an adequate supply of land in our existing communities and proposed communities (assuming that all properties are developed) to maintain our operations at current levels for several years.
Community Development
We typically expend considerable effort in developing a concept for each community, which includes determining the size, style, and price range of the homes; the layout of the streets and individual home sites; and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines, and recreational amenities; erecting distinctive entrance structures; and staking out individual home sites.
Each community is managed by a project manager. Working with sales staff, construction managers, marketing personnel, and, when required, other in-house and outside professionals such as accountants, engineers, and architects, a project manager is responsible for supervising and coordinating the various developmental steps such as land approval, land acquisition, marketing, selling, construction, and customer service, and monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made in consultation with senior members of our management team.
We act as a general contractor for most of our projects. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We purchase most of the materials we use in our home construction and in our land development activities directly from the manufacturers or producers. We generally have multiple sources for the materials we purchase, and we have not experienced significant delays due to unavailability of necessary materials. See “Manufacturing/Distribution Facilities” in Item 2 of this Form 10-K.
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
The most significant variable affecting the timing of our revenue stream, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals permits us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of the community, and the subsequent timing of closings.
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Product, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder/developer of high quality upscale homes. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings, and other aesthetic elements, even in our less expensive homes, based on our belief that this additional construction expense enhances our product and improves our marketing and sales effort.
In determining the prices for our homes, we utilize, in addition to management’s extensive experience, an internally developed value analysis program that compares our homes with homes offered by other builders in each local marketing area. In our application of this program, we assign a positive or negative dollar value to differences between our product features and those of our competitors, such as house and community amenities, location, and reputation.
We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local cooperating real estate agents.
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
Increasingly, the Internet is an important resource we use in marketing and providing information to our customers. Visitors to our website, www.TollBrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes, and design their own home based upon our available floor plans and options. We also advertise in newspapers, in other local and regional publications, and on billboards. We also use color brochures to market our communities.
We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected. This deposit also locks in the base price of the home. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, senior management determines whether the base selling prices in that community should be increased. If demand for the homes in a particular community is weak, we determine whether or not sales incentives and/or discounts on home prices should be adjusted.
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment that is generally nonrefundable. Cash down payments currently average approximately 8% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2014, 2013, and 2012, our customers signed net contracts for $3.90 billion (5,271 homes), $3.63 billion (5,294 homes), and $2.56 billion (4,159 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.
Customer Mortgage Financing
We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with affluent customers such as our home buyers, and these banks continue to provide such customers with financing.
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements, and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
While the range of mortgage products available to a potential home buyer is more limited than it was in the period 2005 through 2007, we have seen an expansion in available mortgage product over the past several years. Indications from industry participants, including commercial banks, mortgage banks, mortgage real estate investment trusts, and mortgage insurance companies, are that availability, parameters, and pricing of loans exceeding the conforming and conforming high-balance loan limits (“jumbo loans”) are improving. We believe any such improvements would likely serve to enhance financing alternatives for existing buyers qualifying for jumbo loans, and also help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a qualified mortgage and a qualified residential mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. We do not believe that the effect of these requirements on our mortgage subsidiary will be significant, although it will restrict us from providing a comprehensive package of services to our home buyers due to fee restrictions imposed upon our home buyers as to what they are permitted to pay to our affiliated businesses.
Our mortgage subsidiary provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers who qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions.

Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements*(b)	Gross capture rate (b/a)	Amount financed (in thousands)
2014	5,397	1,866	34.6%	$801,493
2013	4,184	1,803	43.1%	$717,335
2012	3,286	1,572	47.8%	$585,732
2011	2,611	1,361	52.1%	$508,880
2010	2,642	1,451	54.9%	$530,575

*
TBI Mortgage Company financed settlements exclude brokered and referred loans, which amounted to approximately  11.4%, 10.7%,10.7%, 11.5%, and 5.8% of our closings in fiscal 2014, 2013, 2012, 2011, and 2010, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2014, our mortgage subsidiary was committed to fund $901.0 million of mortgage loans. Of these commitments, $191.6 million, as well as $93.3 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $284.9 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $709.4 million.
Competition
The home building business continues to be highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. We also believe our financial stability, relative to many others in our industry, is a favorable competitive factor as more home buyers focus on builder solvency.
Since the 2006 – 2011 downturn in the housing market, we have seen a decline in competition from the small and mid-sized private builders that had been our primary competitors in the luxury market prior to the downturn. We believe that many of these builders are no longer in business and that access to capital by the remaining private builders continues to be severely constrained. There are fewer and more selective lenders serving our industry as compared to prior years and we believe that these lenders gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that reduced competition, combined with attractive long-term demographics will reward those well-capitalized builders that have persevered through the 2006 – 2011 downturn.
We believe that geographic and product diversification, access to lower-cost capital, and strong demographics benefit those builders, like us, who can control land and efficiently navigate through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We also believe that during the 2006 – 2011 downturn in the housing market, many builders and land developers reduced the number of home sites that were taken through the approval process. The approval process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase. We believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions continue to improve.
Regulation and Environmental Matters
We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations that impose restrictive zoning and density requirements. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public, and nonprofit entities. In addition, we are subject to various licensing, registration, and filing requirements in connection with the construction, advertisement, and sale of homes in our communities. The impact of these laws and requirements has been to increase our overall costs, and they may have delayed, and in the future may delay, the opening of communities or may have caused, and in the future may cause, us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. See “Land Policy” in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums often relate to insufficient water or sewage facilities or inadequate road capacity.
In order to secure certain approvals in some areas, we may be required to provide affordable housing at below market rental or sales prices. The impact of these requirements on us depends on how the various state and local governments in the areas in which we engage, or intend to engage, in development implement their programs for affordable housing. To date, these restrictions have not had a material impact on us.
We also are subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning protection of public health and the environment (“environmental laws”). The particular environmental laws that apply to any given community vary greatly according to the location and environmental condition of the site and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.
We maintain a policy of engaging independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes, or substances before consummating an acquisition. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials.
Our mortgage subsidiary is subject to various state and federal statutes, rules, and regulations, including those that relate to licensing, lending operations, and other areas of mortgage origination and financing. The impact of those statutes, rules, and regulations can be to increase our home buyers’ cost of financing, increase our cost of doing business, and restrict our home buyers’ access to some types of loans.
Insurance/Warranty
All of our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited 10-year warranty as to structural integrity.
We maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities, including, among others, general liability, “all-risk” property, construction defects, workers’ compensation, automobile, and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured amounts.
Employees
At October 31, 2014, we employed approximately 3,500 persons full-time. At October 31, 2014, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We believe our employee relations are good.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. All of the documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims; the anticipated benefits to be realized from the consummation of the Acquisition and the related post-closing asset sales.
From time to time, forward-looking statements also are included in other reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as market conditions, government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A – Risk Factors” below. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information about our executive officers is incorporated by reference from Part III, Item 10 of this Form 10-K.
ITEM 1A. RISK FACTORS
We are subject to demand fluctuations in the housing industry. Any reduction in demand would adversely affect our business, results of operations and financial condition.
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number of new sales contracts signed. Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, declined in the third quarter of fiscal 2014 and has more recently strengthened. In fiscal 2014’s fourth-quarter, net signed contracts of $970.8 million and 1,282 units rose 16% in dollars and 10% in units, compared to fiscal 2013’s fourth-quarter net signed contracts of $839.0 million and 1,163 units. The strength in demand that we saw in the fourth quarter of fiscal 2014 has continued into the first quarter of fiscal 2015.
Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. We cannot predict the continuation of the current recovery, nor can we provide assurance that should the recovery not continue, our response will be successful.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could adversely affect our business, results of operations and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates, and population growth, or an oversupply of homes for sale may reduce demand and depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could adversely affect our results of operations and financial condition.

Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2014, we had 3,679 homes with a sales value of $2.72 billion in backlog. If economic conditions decline, or if mortgage financing becomes less available, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
The home building industry is highly competitive, and, if other home builders are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment, which is characterized by competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials, and skilled management and labor resources. We also compete with the resale home market, also referred to as the “previously owned or existing” home market. An oversupply of homes available for sale or the heavy discounting of home prices by some of our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions can have any of the following impacts on us: delivering fewer homes; sale of fewer homes or higher cancellations by our home buyers; an increase in selling incentives and/or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in July 2018, our $500.0 million term loan matures in February 2019, and $2.66 billion of our senior notes become due and payable at various times from May 2015 through September 2032. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease or we could be precluded from continuing our operations at current levels.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we incur on our revolving bank credit facility and term loan fluctuates based on changes in short-term interest rates and the amount of borrowings we incur. Increases in interest rates generally and/or any downgrading in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.
If we cannot obtain letters of credit and surety bonds, our ability to operate may be restricted.
We use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees, and other arrangements. Should banks decline to issue letters of credit or surety companies decline to issue surety bonds, our ability to operate could be significantly restricted and could have an adverse effect on our business and results of operations.
If our home buyers or our home buyers’ buyers are not able to obtain suitable financing, our results of operations may decline.
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. Moreover, future increases in the cost of home mortgage financing could prevent our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
If our ability to resell mortgages to investors is impaired, our home buyers may be required to find alternative financing.
Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked-in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Should the resale market for our mortgages decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgages could be adversely affected and either we would have to commit our own funds to long-term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations, or our home buyers would be required to find an alternative source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.
If land is not available at reasonable prices, our sales and results of operations could decrease.
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. Due to the 2006 – 2011 downturn, our supply of available home sites, both owned and optioned, decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006, to approximately 47,167 at October 31, 2014. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
If the market value of our land and homes declines, our results of operations will likely decrease.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits, and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business during 2006 to 2011, we recognized significant write-downs of our inventory. In fiscal 2012 and the first nine months of fiscal 2013, we saw a recovery in our business, although not back to 2005 levels. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number of new sales contracts signed. Beginning in the fourth quarter of fiscal 2013, we have experienced a leveling in demand that continued through the second quarter of fiscal 2014, declined in the third quarter of fiscal 2014, and has more recently strengthened. The strength in demand that we saw in the fourth quarter of fiscal 2014 has continued into the first quarter of fiscal 2015. If the current recovery in market conditions does not continue or market conditions worsen, we may have to recognize write-downs of our inventories and/or may have to sell land or homes at a loss.
We rely on subcontractors to construct our homes. The failure of our subcontractors to properly construct our homes may be costly.
We engage subcontractors to perform the actual construction of our homes. Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.
We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.
We have investments in and commitments to certain joint ventures with unrelated parties. These joint ventures may borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. In most of these joint ventures, we do not have a controlling interest and, as a result, are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses, or limit our home building activities, which could have a negative impact on our operations.
The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs or, in some cases, cause us to determine that the property is not feasible for development.
Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities, and other dealings with home buyers. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.
Our mortgage subsidiary is subject to various state and federal statutes, rules, and regulations, including those that relate to licensing, lending operations, and other areas of mortgage origination and financing. The impact of those statutes, rules, and regulations can increase our home buyers’ cost of financing, increase our cost of doing business, and restrict our home buyers’ access to some types of loans.
Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce demand for our homes.
Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of real estate taxes or interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations.
Adverse weather conditions, natural disasters, and other conditions could disrupt the development of our communities, which could harm our sales and results of operations.
Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental, or geological conditions or problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.
If we experience shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our communities, which could adversely affect our operating results.
Our ability to develop residential communities may be adversely affected by circumstances beyond our control, including work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed.
We are subject to one collective bargaining agreement that covers approximately 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot make assurances that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors, many of whom are nonunionized, to construct our homes. At any given point in time, those subcontractors, who are not yet represented by a union may be unionized.
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
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies, and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
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
We could be adversely impacted by the loss of key management personnel or if we fail to attract qualified personnel.
Our future success depends, to a significant degree, on the efforts of our senior management and our ability to attract qualified personnel. Our operations could be adversely affected if key members of our senior management leave our employ or we cannot attract qualified personnel to manage the expected growth in our business.
Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.
We believe that our recorded tax balances are adequate; however, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.
In the construction of a high-rise building, whether a for-sale or a for-rental property, we incur significant costs before we can begin construction, sell and deliver the units to our customers, or commence the collection of rent and recover our costs. We may be subject to delays in construction that could lead to higher costs which could adversely affect our operating results. Changing market conditions during the construction period could negatively impact selling prices and rents, which could adversely affect our operating results.
Before a high-rise building generates any revenues, we make material expenditures to acquire land; to obtain permits, development approvals, and entitlements; and to construct the building. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a high-rise building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during the period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire land and construct the building). These costs can be significant and can adversely affect our operating results. If values decline, we may also be required to recognize material write-downs of the book value of the building in accordance with GAAP.
Our high-rise business is subject to swings in delivery volume due to the extended construction time, levels of pre-sales, and quick delivery of units once the building is complete.
Our quarterly operating results will fluctuate depending on the timing of completion of construction of our high-rise building, levels of pre-sales and the relatively short delivery time of the pre-sold units, once the building is completed. Depending on the number of high-rise buildings that are completed in a quarter, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
Our quarterly operating results may fluctuate due to the seasonal nature of our business.
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of one of our traditional homes typically proceeds after signing the agreement of sale with our customer and can require seven months or more to complete. Weather-related problems may occur in the late winter and early spring, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year.
Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
We invest in distressed loans and assets related to real estate at significant discounts; however, if the real estate markets deteriorate significantly, we could suffer losses.
We formed Gibraltar to invest in distressed real estate opportunities. Our investments have involved acquisitions of portfolios or interests in portfolios of distressed loans, some of which have been converted to real estate owned; however, these investments present many risks in addition to those inherent in normal lending activities, including the risk that the recovery of the United States real estate markets will abate and not resume for many years and that the value of our investments will not be recoverable. There is also the possibility that, if we cannot liquidate our investments as expected, we would be required to reduce the value at which they are carried on our financial statements.
Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.
Future terrorist attacks against the United States or any foreign country or increased domestic or international instability could significantly reduce the number of new contracts signed, increase the number of cancellations of existing contracts, and/or increase our operating expenses, which could adversely affect our business.
Information technology failures and data security breaches could harm our business.
As part of our normal business activities, we use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our backup systems, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, and catastrophic events such as fires, floods, tornadoes, and hurricanes. If our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our home buyers and business partners), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.
Our acquisition of Shapell may expose us to unknown liabilities.
As part of the Acquisition, we acquired all the outstanding equity interests of Shapell, and as a result we will generally be subject to all of its liabilities, other than certain excluded liabilities as set forth in the Purchase Agreement. If previously unknown liabilities or other obligations of Shapell emerge in the future including contingent liabilities, our business could be materially affected. We may learn additional information about Shapell that adversely affects us, such as unknown liabilities, including liabilities under environmental laws, issues that could affect our ability to comply with the Sarbanes-Oxley Act, or issues that could affect our ability to comply with other applicable laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated party, contains approximately 200,000 square feet and is located in Horsham, Pennsylvania.
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 300,000 square feet located in Morrisville, Pennsylvania; a manufacturing facility of approximately 186,000 square feet located in Emporia, Virginia; and a manufacturing facility of approximately 134,000 square feet located in Knox, Indiana. We lease, from an unrelated party, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania. In addition, we own a 34,000-square foot manufacturing, warehouse, and office facility in Culpepper, Virginia. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic, and South geographic segments. These operations also permit us to purchase wholesale lumber, plywood, windows, doors, certain other interior and exterior millwork, and other building materials to supply to our communities. We believe that increased efficiencies, cost savings, and productivity result from the operation of these plants and from the wholesale purchase of materials.
Office and Other Facilities
We own or lease from unrelated parties office and warehouse space and golf course facilities in various locations, none of which are material to our business.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made for probable losses and that the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices per share of our common stock as reported on the NYSE:

	Three months ended
	October 31	July 31	April 30	January 31
2014
High	$35.94	$37.60	$39.94	$37.58
Low	$28.92	$32.39	$33.42	$31.61
2013
High	$35.01	$39.24	$37.94	$38.35
Low	$29.64	$30.31	$29.87	$28.50
The closing price of our common stock on the NYSE on the last trading day of our fiscal years ended October 31, 2014, 2013, and 2012 was $31.95, $32.88, and $33.01, respectively. At December 19, 2014, there were approximately 704 record holders of our common stock.

Issuer Purchases of Equity Securities
During the three months ended October 31, 2014, we repurchased the following shares under our repurchase program:

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2014				8,258
September 1 to September 30, 2014	1	$33.08	1	8,257
October 1 to October 31, 2014	2,936	$30.78	2,936	5,321
Total	2,937	$30.78	2,937

(a)
On March 20, 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for the Company’s equity award and other employee benefit plans and for any other and additional purpose or purposes as may be determined from time to time by the Board of Directors or the Public Debt & Equity Securities Committee of the Board of Directors. Additionally, our
Board of Directors terminated, effective December 31, 2014, our March 2003 share repurchase program.

(b)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit (“RSU”) recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the RSU recipient. During the three months ended October 31, 2014, we withheld 1,184 of the shares subject to restricted stock units to cover $42,000 of income tax withholdings and we issued the remaining 1,672 shares to the recipients. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2014.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2009, and that dividends, if any, were reinvested) from October 31, 2009, to October 31, 2014, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

October 31:	2009	2010	2011	2012	2013	2014
Toll Brothers, Inc.	100.00	103.58	100.69	190.59	189.84	184.47
S&P 500®	100.00	116.52	125.94	145.09	184.52	216.39
S&P Homebuilding	100.00	97.32	93.39	221.58	213.43	250.59
Dividends
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we expect to follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2014, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.32 billion of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2014. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto, listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2014	2013	2012	2011	2010
Revenues	$3,911,602	$2,674,299	$1,882,781	$1,475,881	$1,494,771
Income (loss) before income taxes	$504,582	$267,697	$112,942	$(29,366)	$(117,187)
Net income (loss)	$340,032	$170,606	$487,146	$39,795	$(3,374)
Earnings (loss) per share:
Basic	$1.91	$1.01	$2.91	$0.24	$(0.02)
Diluted	$1.84	$0.97	$2.86	$0.24	$(0.02)
Weighted average number of shares outstanding:
Basic	177,578	169,288	167,346	167,140	165,666
Diluted	185,875	177,963	170,154	168,381	165,666

At October 31:	2014	2013	2012	2011	2010
Cash, cash equivalents, and marketable securities	$598,341	$825,480	$1,217,892	$1,139,912	$1,236,927
Inventory	$6,490,321	$4,650,412	$3,732,703	$3,416,723	$3,241,725
Total assets	$8,416,902	$6,827,459	$6,181,044	$5,055,246	$5,171,555
Debt:
Loans payable	$654,261	$107,222	$99,817	$106,556	$94,491
Senior debt	2,655,044	2,321,442	2,080,463	1,490,972	1,544,110
Mortgage company loan facility	90,281	75,000	72,664	57,409	72,367
Total debt	$3,399,586	$2,503,664	$2,252,944	$1,654,937	$1,710,968
Equity	$3,860,697	$3,339,164	$3,127,871	$2,592,551	$2,559,013
Housing Data

Year ended October 31:	2014	2013	2012	2011	2010
Closings:
Number of homes	5,397	4,184	3,286	2,611	2,642
Value (in thousands)	$3,911,602	$2,674,299	$1,882,781	$1,475,881	$1,494,771
Net contracts signed:
Number of homes	5,271	5,294	4,159	2,784	2,605
Value (in thousands)	$3,896,490	$3,633,908	$2,557,917	$1,604,827	$1,472,030

At October 31:	2014	2013	2012	2011	2010
Backlog:
Number of homes	3,679	3,679	2,569	1,667	1,494
Value (in thousands)	$2,719,673	$2,629,466	$1,669,857	$981,052	$852,106
Number of selling communities	263	232	224	215	195
Home sites:
Owned	36,243	33,967	31,327	30,199	28,891
Controlled	10,924	14,661	9,023	7,298	5,961
Total	47,167	48,628	40,350	37,497	34,852

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 15(a)1 of this Form 10-K, beginning at page F-1.  It also should be read in conjunction with the disclosure under “Forward-Looking Statements” in Part 1 of this Form 10-K.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2015;” “fiscal 2014;” “fiscal 2013;” “fiscal 2012;” “fiscal 2011;” “fiscal 2010;” and “fiscal 2009” refer to our fiscal years ending or ended October 31, 2015; October 31, 2014; October 31, 2013; October 31, 2012; October 31, 2011; and October 31, 2009, respectively.
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Our Business
We design, build, market, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2014, we were operating in 19 states. In the five years ended October 31, 2014, we delivered 18,120 homes from 554 communities, including 5,397 homes from 347 communities in fiscal 2014.
We are developing several master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 4,850 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. Through Toll Brothers Realty Trust (“Trust”), we also have interests in approximately 1,450 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey.
In February 2014, we acquired the home building business of Shapell Industries, Inc., a Delaware corporation (“Shapell”), for $1.49 billion in cash, net of cash acquired. Prior to the acquisition, Shapell designed, constructed, and marketed single-family detached and attached homes and developed land in master planned communities and neighborhoods throughout coastal Northern and Southern California. See “Acquisition” below for more information.
In fiscal 2010, we formed Gibraltar Capital and Asset Management, LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved land to partially and fully improved developments, as well as commercial opportunities.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. In addition, in certain markets, we develop land for sale to other builders, often through joint venture structures with other builders or with financial partners. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We have investments in and advances to various unconsolidated entities. We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); (iv) to invest in commercial real estate opportunities; and (v) to invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
Fiscal 2014 Financial Highlights
In fiscal 2014, we recognized $3.91 billion of revenues and net income of $340.0 million, as compared to $2.67 billion of revenues and net income of $170.6 million in fiscal 2013.
At October 31, 2014, we had $598.3 million of cash, cash equivalents, and marketable securities on hand and approximately $940.2 million available under our $1.035 billion revolving credit facility that matures in August 2018.

Acquisition
On February 4, 2014, we completed our acquisition of Shapell pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI on February 4, 2014, for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold and may continue to sell to other builders. This acquisition provided us with a premier California land portfolio including 11 active selling communities, as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
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
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion revolving credit facility (“Credit Facility”), $485.0 million from a term loan facility, as well as $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” and Note 9, “Stockholders’ Equity” of our consolidated financial statements for further details.
As a result of the Acquisition, Shapell became our wholly-owned subsidiary. Accordingly, the Shapell results are included in our consolidated financial statements from the date of the Acquisition. For the period from February 4, 2014 to October 31, 2014, revenues and income before income taxes from the Shapell operations, excluding $5.3 million of acquisition costs, were $300.8 million and $37.2 million, respectively.
Our Challenging Business Environment and Current Outlook
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. The number of net contracts signed in fiscal 2012 and 2013, as compared to fiscal 2011, increased approximately 50% and 90%, respectively, and the value of net contracts signed over the same period increased 59% and 126%, respectively. Although the number and value of fiscal 2012 and 2013 net contracts signed increased over fiscal 2011, they were still significantly below what we recorded in fiscal 2005.
In fiscal 2014, we signed 5,271 contracts with an aggregate value of $3.90 billion, compared to 5,294 contracts with an aggregate value of $3.63 billion in fiscal 2013. Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, and was followed by a decline in demand in the third quarter of fiscal 2014. More recently we have seen a strengthening in customer demand. In fiscal 2014’s fourth quarter, net signed contracts of $970.8 million and 1,282 units rose 16% in dollars and 10% in units, compared to fiscal 2013’s fourth-quarter net signed contracts of $839.0 million and 1,163 units. The strength in demand that we saw in the fourth quarter of fiscal 2014 has continued into the first quarter of fiscal 2015. We are optimistic that the recent strengthening in customer demand will continue for the foreseeable future, with demand ultimately growing at more normalized levels. We believe that, as the national unemployment rate continues to decline and consumer confidence improves, pent-up demand for homes will begin to be released.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2013 dollars) at September 2014 stood at 27.6 million, or approximately 23% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s June 2014 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of 1.24 million new households per year during the next decade, for a total of between 11.6 and 13.2 million new households formed during the 2015 through 2025 period. Preliminary estimates using the Census Bureau’s 2012 population projections suggest even stronger growth in net new households of 1.28 million per year between now and 2020.

Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2014 New Residential Sales Report, new home inventory stands at a supply of just 5.6 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.6 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2013, total housing starts averaged approximately 0.7 million per year according to the Census Bureau.
During the 2006 – 2011 housing market downturn, the pipeline of approved and improved home sites dwindled in many markets as many builders and developers lacked both the capital and the economic incentive to invest in bringing home sites through approvals. We believe that, as demand strengthens, builders and developers with approved land in well-located markets will be poised to benefit. We believe that this will be particularly true for us because much of our land portfolio is in the Washington, D.C. to Boston corridor and in California where land is relatively scarce and approvals are more difficult to obtain.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
Competitive Landscape
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. We also believe our financial stability, relative to many others in our industry, is a favorable competitive factor as more home buyers focus on builder solvency.
Since the 2006 – 2011 downturn in the housing market, we have seen a decline in competition from the small and mid-sized private builders that had been our primary competitors in the luxury market prior to the downturn. We believe that many of these builders are no longer in business and that access to capital by the remaining private builders continues to be severely constrained. There are fewer and more selective lenders serving our industry as compared to prior years and we believe that these lenders gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities. While some builders may re-emerge with new capital, the scarcity of attractive land is a further impediment to their re-emergence. We believe that reduced competition, combined with attractive long-term demographics will reward those well-capitalized builders that have persevered through the 2006 – 2011 downturn.
We believe that geographic and product diversification, access to lower-cost capital, and strong demographics benefit those builders, like us, who can control land and efficiently navigate through the increasingly difficult regulatory approval process. We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share. We also believe that during the 2006 – 2011 downturn in the housing market, many builders and land developers reduced the number of home sites that were taken through the approval process. The approval process continues to be difficult and lengthy, and the political pressure from no-growth proponents continues to increase; we believe our expertise in taking land through the approval process and our already-approved land positions will allow us to grow in the years to come as market conditions continue to improve.
Land Acquisition and Development
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
Our business is subject to many risks, because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”). These options enable us to obtain the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
In response to market conditions during the 2006 – 2011 downturn in the housing industry, we reevaluated and renegotiated or canceled many of our land purchase contracts. In addition, we sold, and may continue to sell, certain parcels of land that we identified as nonstrategic. As a result, we reduced our home sites controlled from a high of approximately 91,200 at April 30, 2006, to approximately 47,167 at October 31, 2014.

Based on our belief that the housing market has begun to recover, and the revival of demand in certain areas, we have been increasing our land positions. In many situations, the opportunity to buy land as the housing market emerged from the downturn necessitated the outright purchase of the land due to the distressed nature of the seller. Our optioned land as a percentage of land controlled has declined from our historical averages as a result of our cancellation of many land purchase contracts during the downturn, the need for distressed sellers to liquidate their land positions, and our purchase of Shapell in February 2014.
During fiscal 2014 and 2013, we acquired control of approximately 3,936 home sites (net of options terminated and home sites sold) and, approximately 12,462 home sites (net of options terminated and home sites sold), respectively. At October 31, 2014, we controlled approximately 47,167 home sites, as compared to approximately 48,628 home sites at October 31, 2013, and 40,350 home sites at October 31, 2012. In addition, at October 31, 2014, we expect to purchase approximately 3,300 additional home sites from several land development joint ventures in which we have an interest. Included in the 3,936 home sites that we acquired control of in fiscal 2014 are approximately 4,400 home sites we acquired from Shapell. See “Overview - Acquisition” in this MD&A for more information about the Shapell acquisition.
Of the approximately 47,167 total home sites that we owned or controlled through options at October 31, 2014, we owned approximately 36,224 and controlled approximately 10,943 through options. Of the 47,167 home sites, approximately 14,947 were substantially improved.
At October 31, 2014, we were selling from 263 communities, compared to 232 communities at October 31, 2013, and 224 communities at October 31, 2012. We expect to be selling from 270 to 310 communities by October 31, 2015.
Customer Mortgage Financing
We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with high-quality, affluent customers such as our home buyers, and these banks continue to provide such customers with financing.
We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have shrunk the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements, and narrower appraisal guidelines than in the past. In addition, some of our home buyers continue to find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
While the range of mortgage products available to a potential home buyer is more limited than it was in the period 2005 through 2007, we have seen an expansion in available mortgage product over the past several years. Indications from industry participants, including commercial banks, mortgage banks, mortgage real estate investment trusts, and mortgage insurance companies, are that availability, parameters, and pricing of loans exceeding the conforming and conforming high-balance loan limits (“jumbo loans”) are improving. We believe any such improvements would likely serve to enhance financing alternatives for existing buyers qualifying for jumbo loans, and also help to offset the reduction in Fannie Mae/Freddie Mac-eligible loan amounts in some markets. Based on the mortgages provided by our mortgage subsidiary, we do not expect the change in the Fannie Mae/Freddie Mac-eligible loan amounts to have a significant impact on our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for a number of new requirements relating to residential mortgage lending practices. These include, among others, minimum standards for mortgages and related lender practices, the definitions and parameters of a qualified mortgage and a qualified residential mortgage, future risk retention requirements, limitations on certain fees, prohibition of certain tying arrangements, and remedies for borrowers in foreclosure proceedings in the event that a lender violates fee limitations or minimum standards. We do not believe that the effect of these requirements on our mortgage subsidiary will be significant, although it will restrict us from providing a comprehensive package of services to our home buyers due to fee restrictions imposed upon our home buyers as to what they are permitted to pay to our affiliated businesses.

Toll Brothers Apartment Living/Toll Brothers Campus Living
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At October 31, 2014, we controlled a number of land parcels as for-rent apartment projects containing approximately 4,850 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, are being developed or will be developed with partners and marketed under the Toll Brothers Apartment Living and Toll Brothers Campus Living brand names. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to be developed as for-sale homes. Of the 4,850 planned units at October 31, 2014, 1,900 are owned by joint ventures in which we have an interest, and are currently under construction; approximately 1,800 are owned by us; 800 of them are under contract to be purchased; and 350 of them are under letters of intent.
Toll Brothers Realty Trust and Toll Brothers Realty Trust II
Through the Trust, we also have interests in approximately 1,450 operating apartment units in the Washington, D.C. area and in Princeton Junction, New Jersey. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014. This income is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income in this Form 10-K.
We have a 50% interest in Toll Brothers Realty Trust II (“Trust II”), which invests in commercial real estate opportunities. In fiscal 2014, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized a profit of approximately $24.1 million representing our share of the gain on the sale; this gain is included in “Income from unconsolidated entities” in our in our Consolidated Statements of Operations and Comprehensive Income in this Form 10-K. In addition, we recognized $2.9 million of previously deferred gains on our initial sales of the properties to Trust II. This gain was included in “Other income - net” in our Consolidated Statements of Operations and Comprehensive Income in this Form 10-K.
Gibraltar
We continue to look for distressed real estate opportunities through Gibraltar. Gibraltar continues to selectively review new opportunities, including bank portfolios and other distressed real estate investments.
In fiscal 2013, Gibraltar acquired four loans directly and invested in a loan participation for an aggregate purchase price of approximately $26.0 million. The loans are secured by retail shopping centers, residential land, and golf courses located in seven states.
At October 31, 2014, Gibraltar had investments in distressed loans of approximately $4.0 million, investments in foreclosed real estate of $69.8 million, and an investment in a structured asset joint venture of $20.0 million. In fiscal 2014, 2013, and 2012, we recognized income, including equity in the earnings from our investment in a structured asset joint venture, of $16.3 million, $15.9 million and $7.2 million from the Gibraltar operations, respectively.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 7.2% in fiscal 2014, as compared to fiscal 2013, and 42.1% in fiscal 2013, as compared to fiscal 2012. The value of net sales contracts signed was $3.90 billion (5,271 homes) in fiscal 2014, $3.63 billion (5,294 homes) in fiscal 2013, and $2.56 billion (4,159 homes) in fiscal 2012.
The increase in the aggregate value of net contracts signed in fiscal 2014, as compared to fiscal 2013, was the result of an increase in the average value of each contract signed, offset, in part, by a slight decline in the number of net contracts signed. The increase in the average value of each contract signed in fiscal 2014, as compared to fiscal 2013, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products.
In fiscal 2014, we signed 328 contracts at communities we acquired from Shapell. Excluding the net contracts signed at the communities acquired in the Acquisition, net contracts signed declined 6.6% in fiscal 2014 as compared to fiscal 2013. The decline in units was due to an overall softening of demand in fiscal 2014. Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, declined in the third quarter of fiscal 2014 and strengthened in the fourth quarter of fiscal 2014. Fiscal 2014’s fourth-quarter, net signed contracts of 1,282 units rose 10%, compared to fiscal 2013’s fourth-quarter net signed contracts of 1,163 units. The strength in demand that we saw in the fourth quarter of fiscal 2014 has continued into the first quarter of fiscal 2015.
The increase in the number of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily due to the continued recovery in the U.S. housing market in fiscal 2013 and the reduced competition from the small and mid-sized private builders that had been our primary competitors in the luxury market. The increase in the average value of each contract signed in fiscal 2013, as compared to fiscal 2012, was due primarily to a change in mix of contracts signed to more expensive areas, higher priced products, increased prices, and reduced incentives given on new contracts signed.
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). The value of our backlog at October 31, 2014, 2013, and 2012 was $2.72 billion (3,679 homes), $2.63 billion (3,679 homes), and $1.67 billion (2,569 homes), respectively. Approximately 98% of the homes in backlog at October 31, 2014 are scheduled to be delivered by October 31, 2015. The 3.4% increase in the value of homes in backlog at October 31, 2014, as compared to October 31, 2013, was due to the higher backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal 2013, an increase in the value of net contracts signed in fiscal 2014, as compared to fiscal 2013, and backlog acquired in the Shapell acquisition, offset, in part, by the increase in the aggregate value of our deliveries in fiscal 2014, as compared to the aggregate value of deliveries in fiscal 2013.
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
For more information regarding revenues, net contracts signed, and backlog by geographic segment, see “Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition to direct land acquisition, land development, and home construction costs, costs also include interest, real estate taxes, and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to the community’s inventory until it reopens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the community, it can typically take four or more years to fully develop, sell, and deliver all the homes in that community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our communities and write down the value of those communities when we believe the values are not recoverable.
Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built in a particular community; and (v) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain those approvals, and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2014, 2013, and 2012, as shown in the table below (amounts in thousands):

	2014	2013	2012
Land controlled for future communities	$3,123	$1,183	$451
Land owned for future communities			1,218
Operating communities	17,555	3,340	13,070
	$20,678	$4,523	$14,739
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
				$3,340
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
				$13,070

Income Taxes — Valuation Allowance
Significant judgment is applied in assessing the realizability of deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on GAAP’s “more-likely-than-not” realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. This assessment considers, among other matters, the nature, consistency, and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives.
Our assessment of the need for a valuation allowance on our deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Changes in existing tax laws or rates could affect our actual tax results, and our future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Our accounting for deferred tax assets represents our best estimate of future events.
Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), actual results could differ from the estimates used in our analysis. Our assumptions require significant judgment because the residential home building industry is cyclical and is highly sensitive to changes in economic conditions. If our results of operations are less than projected and there is insufficient objectively verifiable positive evidence to support the more-likely-than-not realization of our deferred tax assets, a valuation allowance would be required to reduce or eliminate our deferred tax assets.
Our deferred tax assets consist principally of the recognition of losses primarily driven by inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. In fiscal 2009, we recorded valuation allowances against substantially all of our deferred tax assets. We believed that the continued downturn in the housing market, the uncertainty as to its length and magnitude, our continued recognition of impairment charges, and our recent operating losses were significant negative evidence of the need for a valuation allowance against our deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for five years to 20 years.
At October 31, 2012, we re-evaluated the evidence related to the need for our deferred tax asset valuation allowances and determined that the valuation allowances on our federal deferred tax assets and certain state deferred tax assets were no longer needed because of sufficient positive objective evidence. That evidence principally consisted of (i) an indication that the events and conditions that gave rise to significant reported losses in recent years were unlikely to recur in the foreseeable future, (ii) a return to profitability in 2012, (iii) strong backlog evidencing that profitability would likely increase in 2013, and (iv) long net operating loss carryforward periods that provided evidence that, even without significant growth, these deferred tax assets would more likely than not be realized.
Based on this re-evaluation, we reversed $394.7 million of federal and state deferred tax asset valuation allowances in fiscal 2012. In fiscal 2014 and 2013, we continued to re-evaluate our need for a state deferred tax asset valuation allowance and updated our fiscal 2012 analysis. Based upon our operating results in fiscal 2014 and 2013, we reversed an additional $13.3 million and $4.6 million of state deferred tax asset valuation allowances in fiscal 2014 and 2013, respectively.
Revenue and Cost Recognition
The construction time of our homes is generally less than one year from when construction of the home begins, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer.
For our standard attached and detached homes, land, land development, and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. For our master planned communities, the estimated land, common area development, and related costs, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.
For high-rise/mid-rise projects, land, land development, construction, and related costs, both incurred and estimated to be incurred in the future, are generally amortized to the cost of units closed based upon an estimated relative sales value of the units closed to the total estimated sales value. Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.
Forfeited customer deposits: Forfeited customer deposits are recognized in other income-net in our Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
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
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited ten-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Nevada and Washington, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported (“IBNR”).
We engage a third-party actuary that uses our historical claim and expense data, input from our internal legal and risk management groups, as well as industry data, to estimate our liabilities related to unpaid claims, IBNR associated with the risks that we are assuming for our self-insured liability and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of the claim. Though state regulations vary, construction defect claims are reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to IBNR. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required, the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
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
Our investments in these entities are accounted for using the equity method of accounting. We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint venture. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures, but reduce our cost basis in the home sites by our share of the earnings from those home sites.
At October 31, 2014, we had investments in and advances to these entities of $447.1 million, and were committed to invest or advance up to an additional $84.5 million to these entities if they require additional funding. At October 31, 2014, we had purchase commitments or understandings to acquire 573 home sites from three of these Land Development Joint Ventures for an estimated aggregate purchase price of $184.3 million. In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
Under the terms of our joint venture agreement to develop a high-rise luxury for-sale/rental project in the metro New York market, upon completion of the construction of the building, we will acquire ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential rental units and retail space. We expect to receive title to our floors during the first half of fiscal 2015. At the time of transfer, our investment in this joint venture will be transferred to inventory. At October 31, 2014 our investment in this joint venture was $130.8 million.
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
We believe that as of October 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $599.2 million and had borrowed an aggregate of $219.0 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $599.2 million before any reimbursement from our partners. Based on the amounts borrowed at October 31, 2014, our maximum potential exposure under these guarantees is estimated to be $219.0 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.2 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in and Advances to Unconsolidated Entities” in the Notes to Consolidated Financial Statements in this Form 10-K.
The trends, uncertainties or other factors that negatively impact our business and the industry in general also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in fiscal 2014, 2013 and 2012.
RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income for fiscal 2014, 2013, and 2012 ($ amounts in millions):

	2014		2013		2012
	$	%	$	%	$	%
Revenues	3,911.6		2,674.3		1,882.8
Cost of revenues	3,081.8	78.8	2,133.3	79.8	1,532.1	81.4
Selling, general and administrative	432.5	11.1	339.9	12.7	287.3	15.3
	3,514.4	89.8	2,473.2	92.5	1,819.4	96.6
Income from operations	397.2		201.1		63.4
Other:
Income from unconsolidated entities	41.1		14.4		23.6
Other income - net	66.2		52.2		25.9
Income before income taxes	504.6		267.7		112.9
Income tax provision (benefit) (a)	164.6		97.1		(374.2)
Net income	340.0		170.6		487.1
Note: Amounts may not add due to rounding.

(a)
In fiscal 2012, we recognized a reversal of $394.7 million of federal and state deferred tax asset valuation allowances. See “Critical Accounting Policies - Income Taxes - Valuation Allowance” in this MD&A for information regarding the reversal of valuation allowances against our net deferred tax assets.

FISCAL 2014 COMPARED TO FISCAL 2013
REVENUES AND COST OF REVENUES
Revenues in fiscal 2014 were higher than those for fiscal 2013 by approximately $1.24 billion, or 46.3%. This increase was attributable to a 29.0% increase in the number of homes delivered and a 13.4% increase in the average price of the homes delivered. In fiscal 2014, we delivered 5,397 homes with a value of $3.91 billion, as compared to 4,184 homes in fiscal 2013 with a value of $2.67 billion. The increase in the number of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily due to the 43.2% higher number of homes in backlog at the beginning of fiscal 2014, as compared to the beginning of fiscal 2013, and the backlog of homes acquired from Shapell in February 2014. The increase in the average price of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2014.
Cost of revenues as a percentage of revenues was 78.8% in fiscal 2014, as compared to 79.8% in fiscal 2013. We recognized inventory impairment charges and write-offs of $20.7 million and $32.0 million in charges related to warranty and litigation in fiscal 2014 (See Note 7, “Accrued Expenses”, in the Notes to the Consolidated Financial Statements for more information on the warranty and litigation related charges). In fiscal 2013, we recognized inventory impairment charges and write-offs of $4.5 million. Cost of revenues as a percentage of revenues, excluding impairments and charges related to warranty and litigation, was 77.4% of revenues in fiscal 2014, as compared to 79.6% in fiscal 2013. The decrease in cost of revenues as a percentage of revenues, excluding inventory impairment charges and charges related warranty and litigation, in fiscal 2014, as compared to fiscal 2013, was due primarily to lower cost of land, construction and interest costs in fiscal 2014, as compared to fiscal 2013; offset, in part, by the impact on costs in fiscal 2014 from the application of purchase accounting on the homes delivered from the Acquisition. The lower cost of revenues as a percentage of revenues was the result of price increases in the October 31, 2013 backlog that exceeded cost increases on the homes delivered, and a change in product mix to higher margin communities.
Interest cost in fiscal 2014 was $137.5 million or 3.5% of revenues, as compared to $112.3 million or 4.2% of revenues in fiscal 2013.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $92.6 million in fiscal 2014, as compared to fiscal 2013. As a percentage of revenues, SG&A was 11.1% in fiscal 2014, as compared to 12.7% in fiscal 2013. The amounts for fiscal 2014 and 2013 include $6.1 million and $1.4 million of expenses incurred in connection with the Acquisition, respectively. The decline in SG&A, excluding the acquisition costs, as a percentage of revenues, was due to SG&A spending increasing by 25.4% while revenues increased 46.3%. The dollar increase in SG&A costs, excluding the acquisition costs, was due primarily to increased compensation costs due to our increased number of employees and higher sales commissions, increased sales and marketing costs, and increased insurance costs. The higher sales commissions and a portion of the increased marketing costs were the result of the increase in the number of homes delivered and the increased sales revenues in fiscal 2014 over fiscal 2013.
INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several unconsolidated entities. We recognize our proportionate share of the earnings and losses from these entities. Many of our unconsolidated entities are land development projects or high-rise/mid-rise condominium construction projects and do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.
In fiscal 2014, we recognized $41.1 million of income from unconsolidated entities, as compared to $14.4 million in fiscal 2013. The $26.7 million increase in income from unconsolidated entities in fiscal 2014, as compared to fiscal 2013, was due primarily to our recognition of a $23.5 million gain, representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013, a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment complexes, and an increase in income from one of our home building joint ventures due to increased activity in fiscal 2014 as compared to fiscal 2013. These increases were offset, in part, by lower income realized from Gibraltar’s Structured Asset Joint Venture, lower income from our land development joint ventures due to decreased activity from these joint ventures in fiscal 2014 as compared to fiscal 2013, and a settlement of litigation at one of our unconsolidated entities resulting in a charge to our earnings of $2.6 million in the fourth quarter of fiscal 2014.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, and other miscellaneous items.
In fiscal 2014 and 2013, other income - net was $66.2 million and $52.2 million, respectively. Fiscal 2013 other income-net includes $13.2 million of income from the previously disclosed settlement of derivative litigation. Excluding these settlement proceeds, the increase in other income - net in fiscal 2014, as compared to fiscal 2013, was due to a $21.1 million increase in earnings from land sales, a $4.2 million increase in income from our Gibraltar operations, and a $4.4 million increase in management fee income in fiscal 2014, as compared to fiscal 2013. These increases were offset, in part, by lower interest income and miscellaneous income in the fiscal 2014 period, as compared to fiscal 2013. The increase in income from land sales was due to our sale of land to reduce land concentration and outstanding borrowings as a result of the Acquisition. The increase in management fee income is the result of the increase in activity in the various joint ventures in which we have investments.
INCOME BEFORE INCOME TAXES
In fiscal 2014, we reported income before income taxes of $504.6 million, as compared to $267.7 million in fiscal 2013.
INCOME TAX PROVISION (BENEFIT)
We recognized a $164.6 million income tax provision in fiscal 2014. The tax provision in fiscal 2014 included the reversal of $13.3 million of state deferred tax asset valuation allowances and the recording of $1.3 million of new state tax deferred asset valuation allowances. See “Critical Accounting Policies - Income Taxes - Valuation Allowance” in this MD&A for information regarding the reversal of valuation allowances against our net deferred tax assets.
Excluding the changes in the deferred tax valuation allowances, we recognized a $176.5 million tax provision in fiscal 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $176.6 million. Our tax provision, excluding the changes in the deferred tax valuation allowance, included the recognition of a $23.8 million provision for state income taxes (net of federal tax benefit), the recognition of a $5.7 million provision for uncertain tax positions taken; and $1.8 million of accrued interest and penalties (net of federal tax benefit) for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $11.0 million of previously accrued tax provisions on uncertain tax positions (net of federal tax provision) that were no longer necessary due to the expiration of the statute of limitations and the settlement of state income tax audits; a $14.8 million tax benefit from our utilization of domestic production activities deductions; and a $6.2 million tax benefit related to other miscellaneous permanent deductions.
We recognized an income tax provision of $97.1 million in fiscal 2013. The tax provision in fiscal 2013 included the reversal of $4.6 million of state deferred tax asset valuation allowances and the recording of $3.2 million of new state tax deferred asset valuation allowances.
Excluding the changes in the deferred tax valuation allowances, we recognized a $98.4 million tax provision in fiscal 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $93.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to an $11.4 million provision for state income taxes (net of tax benefit) and $3.7 million of accrued interest and penalties (net of tax benefit), offset, in part, by the reversal of $5.6 million of previously accrued taxes and related interest (net of tax provision). The reversal of previously accrued taxes and related interest on uncertain tax positions is due primarily to the expiration of the statute of limitations on these items.
FISCAL 2013 COMPARED TO FISCAL 2012
REVENUES AND COST OF REVENUE
Revenues in fiscal 2013 were higher than those for fiscal 2012 by approximately $791.5 million, or 42.0%. This increase was attributable to a 27.3% increase in the number of homes delivered and an 11.6% increase in the average price of the homes delivered. In fiscal 2013, we delivered 4,184 homes with a value of $2.67 billion, as compared to 3,286 homes in fiscal 2012 with a value of $1.88 billion. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to the 54.1% higher number of homes in backlog at the beginning of fiscal 2013, as compared to the beginning of fiscal 2012, and the 40.4% increase in the number of net contracts signed in the first six months of fiscal 2013, as compared to the comparable period of fiscal 2012. The increase in the average price of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
Cost of revenues as a percentage of revenues was 79.8% in fiscal 2013, as compared to 81.4% in fiscal 2012. We recognized inventory impairment charges and write-offs of $4.5 million in fiscal 2013 and $14.7 million in fiscal 2012. Cost of revenues as a percentage of revenues, excluding impairments, was 79.6% of revenues in fiscal 2013, as compared to 80.6% in fiscal 2012. The decrease in cost of revenues as a percentage of revenue, excluding inventory impairment charges, in fiscal 2013, as compared to fiscal 2012, was due primarily to lower materials, labor, interest, and closing costs; improved absorption of job overhead due to the increased number of homes closed in fiscal 2013, as compared to fiscal 2012; and the reduced impact on costs in fiscal 2013, as compared to fiscal 2012, from the application of purchase accounting on the homes delivered from the acquisition of CamWest Development LLC (“CamWest”) in November 2011, offset, in part, by the increased cost of land and land improvements in fiscal 2013, as compared to fiscal 2012.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $52.6 million in fiscal 2013, as compared to fiscal 2012. As a percentage of revenues, SG&A was 12.7% in fiscal 2013, as compared to 15.3% in fiscal 2012. The decline in SG&A as a percentage of revenues was due to SG&A increasing by 18.3% while revenues increased 42.0%. The dollar increase in SG&A costs was due primarily to increased compensation, information technology, insurance, sales, and marketing costs and the expensing of costs incurred for the pending acquisition of Shapell.
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
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, and other miscellaneous items.
In fiscal 2013 and 2012, other income - net was $52.2 million and $25.9 million, respectively. Other income-net in fiscal 2013 includes $13.2 million of income from the previously disclosed settlement of derivative litigation. Excluding these settlement proceeds, the increase in other income - net in fiscal 2013, as compared to fiscal 2012, was due to increased income from our Gibraltar operations, increased income from our ancillary operations, higher earnings from land sales, and higher other miscellaneous income in fiscal 2013, as compared to fiscal 2012. These increases were offset, in part, by lower retained customer deposits in the fiscal 2013 period, as compared to fiscal 2012.
INCOME BEFORE INCOME TAXES
In fiscal 2013, we reported income before income taxes of $267.7 million, as compared to $112.9 million in fiscal 2012.
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
Excluding the changes in the deferred tax valuation allowances, we recognized a $98.4 million tax provision in fiscal 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $93.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to an $11.4 million provision for state income taxes, net of federal income tax benefit and $3.7 million of accrued interest and penalties (net of federal tax provision), offset, in part, by the reversal of $5.6 million of previously accrued taxes and related interest on uncertain tax positions (net of federal tax provision). The reversal of previously accrued taxes and related interest on uncertain tax positions is due primarily to the expiration of the statute of limitations on these items.
Excluding the reversal of the deferred tax valuation allowances, we recognized a tax provision of $20.5 million in fiscal 2012. Based upon the federal statutory rate of 35%, our federal tax provision would have been $39.5 million. The difference between the tax provision excluding the reversal of deferred tax valuation allowances and the tax provision based on the federal statutory rate was due primarily to the reversal of $34.2 million of previously accrued taxes and related interest on uncertain tax positions (net of federal tax provision) due to the expiration of the statute of limitations of the applicable filings or the completion of audits during fiscal 2012, offset, in part, by the recognition of $4.7 million of state income tax provision (net of federal tax benefit), a $5.5 million provision on uncertain tax positions (net of federal tax provision) taken in fiscal 2012, and $5.0 million of accrued interest and penalties.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At October 31, 2014, we had $598.3 million of cash, cash equivalents, and marketable securities on hand and approximately $940.2 million available under our $1.035 billion revolving credit facility, which extends to August 2018.
Cash provided by operating activities during fiscal 2014 was $313.2 million. It was generated primarily from $440.9 million of net income before stock-based compensation, depreciation and amortization, inventory impairments and write-offs, and deferred taxes; an $82.1 million increase in accounts payable and accrued expenses; and a $52.4 million increase in income taxes payable; offset, in part, by the net purchase of $272.0 million of inventory.

Cash used in our investing activities during fiscal 2014 was $1.45 billion. The cash used in investing activities was primarily related to the $1.49 billion used to acquire Shapell, $113.0 million used to fund investments in unconsolidated entities, $15.1 million for the purchase of property and equipment, offset, in part, by $127.0 million of cash received as returns on our investments in unconsolidated entities, distressed loans, and foreclosed real estate, and $40.2 million of sales of marketable securities.
We generated $952.2 million of cash from financing activities in fiscal 2014, primarily from the issuance of 7.2 million shares of our common stock in November 2013 that raised $220.4 million; $595.3 million from the issuance in November 2013 of $350.0 million of 4.0% Senior Notes due 2018 and $250.0 million of 5.625% Senior Notes due 2024; the borrowing of $500.0 million under a five-year term loan from a syndicate of eleven banks; and $28.4 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $268.0 million of our 4.95% Senior Notes in March 2014; the repurchase of $90.7 million of our common stock; and the repayment of $40.8 million of other loans payable, net of new borrowings.
At October 31, 2013, we had $825.5 million of cash, cash equivalents, and marketable securities on hand and approximately $958.4 million available under our $1.035 billion revolving credit facility. Cash used in operating activities during fiscal 2013 was $569.0 million primarily for the acquisition of inventory; the origination of mortgage loans, net of sales to outside investors; and the purchase of commercial property for development, offset, in part, by pretax income from operations, an increase in our accounts payable and accrued expenses, an increase in customer deposits, and a decrease in restricted cash. In fiscal 2013, cash provided by our investing activities was $332.7 million, including $417.8 million of sales and redemptions of marketable securities, and $97.2 million of cash received as returns on our investments in unconsolidated entities, distressed loans, and foreclosed real estate. The cash provided by investing activities was offset, in part, by $36.2 million of purchases of marketable securities, $93.4 million of investments in unconsolidated entities, $26.2 million of investments in distressed loans and foreclosed real estate, and $26.6 million in purchases of property and equipment. We generated $230.4 million of cash from financing activities in fiscal 2013, primarily from the issuance of $400 million of 4.375% Senior Notes due 2023, $24.4 million from the proceeds of our stock-based benefit plans, and a tax benefit of $15.8 million from our stock-based compensation plans. The cash provided by financing activities was offset, in part, by the repayment at maturity of $59.1 million of our 6.875% Senior Notes in November 2012; the repayment at maturity of $104.8 million of our 5.95% Senior Notes in September 2013; $31.0 million of loans payable repayments, net of new borrowings; and $15.4 million for the repurchase of our common stock.
At October 31, 2012, we had $1.22 billion of cash, cash equivalents, and marketable securities on hand and approximately $814.9 million available under a then available $885 million revolving credit facility. Cash used in operating activities during fiscal 2012 was $171.5 million primarily from the acquisition of inventory; the origination of mortgage loans, net of sales to outside investors; and the reduction of our accounts payable and accrued expenses, offset, in part, by pretax income from operations. In fiscal 2012, cash used in our investing activities was $560.5 million, including $580.0 million of purchases of marketable securities, $144.7 million for the acquisition of the assets of CamWest, $217.2 million to fund new investments in in unconsolidated entities, $30.1 million for investments in a nonperforming loan portfolio and $11.9 million for the purchase of property and equipment. The cash used in investing activities was offset, in part, by $368.3 million of sales and redemptions of marketable securities, $55.1 million of cash received as returns on our investments in unconsolidated entities and in nonperforming loan portfolios and foreclosed real estate. We generated $604.6 million of cash from financing activities in fiscal 2012, primarily from the issuance of $300 million of 5.875% Senior Notes due 2022 in February 2012, the issuance of $287.5 million of 0.5% Senior Exchangeable Notes due 2017 in September 2012, $33.7 million from the proceeds of our stock-based benefit plans, and $15.3 million of net new borrowings under our mortgage company warehouse facility. The cash provided by financing activities was offset, in part, by $28.4 million of cash used to repay loans payable, net of new borrowings.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At October 31, 2014, we owned or controlled through options 47,167 home sites, as compared to 48,628 at October 31, 2013; 40,350 at October 31, 2012; and 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 47,167 home sites owned or controlled through options at October 31, 2014, we owned 36,224. Of our owned home sites at October 31, 2014, significant improvements were completed on approximately 14,947 of them.

In February 2014, we acquired all of the equity interests in Shapell, consisting of Shapell’s single-family residential real property development business, including a portfolio of approximately 4,950 home sites in California. See “Overview - Acquisition” in this MD&A for more information about the Shapell acquisition.
At October 31, 2014, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.23 billion (including $184.3 million of land to be acquired from joint ventures in which we have invested). Of the $1.23 billion of land purchase commitments, we had paid or deposited $103.4 million and, if we acquire all of these land parcels, we will be required to pay an additional $1.12 billion. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have had a significant amount of cash invested in either short-term cash equivalents or short-term interest-bearing marketable securities. In addition, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites or in entities that are constructing or converting apartment buildings into luxury condominiums. Our investment activities related to marketable securities and to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Cash flow (used in) provided by investing activities.”
In August 2013, we entered into a $1.035 billion revolving credit facility with a syndicate of 15 banks, which extends to August 2018. At October 31, 2014, we had no borrowings under the credit facility but had outstanding letters of credit of approximately $94.8 million. At October 31, 2014, interest would have been payable on borrowings under our credit facility at a rate per annum of 2.10% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.30% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.48 billion at October 31, 2014. At October 31, 2014, our leverage ratio was approximately 0.71 to 1.00, and our tangible net worth was approximately $3.80 billion. At October 31, 2014, based upon the minimum tangible net worth requirement, our ability to pay dividends was limited to an aggregate amount of approximately $1.32 billion or the repurchase of our common stock of approximately $1.74 billion.
We believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. Due to the uncertainties in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.
INFLATION
The long-term impact of inflation on us is manifested in increased costs for land, land development, construction, and overhead. We generally contract for land significantly before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, increases or decreases in the sales prices of homes will affect our profits. Prior to the 2006 – 2011 downturn in the housing market, the sales prices of our homes generally increased over time. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year. The 2006 – 2011 downturn in the housing market and related slowdown in the home building industry and the decline in the sales prices of our homes in that period, without a corresponding reduction in the costs, had an adverse impact on our profitability. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. In fiscal 2012 and fiscal 2013, the number of net contracts signed increased 50% and 90%, respectively, as compared to fiscal 2011, and we were able to increase our sales prices. Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, declined in the third quarter of fiscal 2014 and strengthened in the fourth quarter of fiscal 2014. The strength in demand that we saw in the fourth quarter of fiscal 2014 has continued into the first quarter of fiscal 2015.
In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory, and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our revenues, gross margins, and net income could be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2014 (amounts in millions):

	2015	2016 – 2017	2018 – 2019	Thereafter	Total
Senior notes (a)	$432.6	$655.2	$515.4	$1,802.2	$3,405.4
Loans payable (a)	79.3	57.0	529.1	55.5	720.9
Mortgage company loan facility (a)	91.7				91.7
Operating lease obligations	10.2	14.8	9.3	0.8	35.1
Purchase obligations (b)	811.7	578.5	118.1	19.1	1,527.4
Retirement plans (c)	5.9	14.1	12.8	50.0	82.8
Other	0.4	0.3			0.7
	$1,431.8	$1,319.9	$1,184.7	$1,927.6	$5,864.0

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.7 billion of the senior notes, $654.3 million of loans payable, and $90.3 million of the mortgage company loan facility were recorded on the October 31, 2014 Consolidated Balance Sheet.

(b)
Amounts represent our expected acquisition of land under purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)
Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $58.8 million was recorded on the October 31, 2014 Consolidated Balance Sheet.

SEGMENTS
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
The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2014, 2013, and 2012. Information related to backlog at October 31, 2014, 2013, and 2012 and assets by segment at October 31, 2014 and 2013, has also been provided.
Units Delivered and Revenues ($ amounts in millions):

	2014	2013	2012	2014	2013	2012
	Units	Units	Units	$	$	$
Traditional Home Building:
North	1,110	874	687	662.7	485.0	350.7
Mid-Atlantic	1,292	1,146	958	817.3	652.9	535.7
South	1,204	1,018	624	836.5	641.3	361.8
West	1,527	1,009	744	1,313.7	724.4	437.9
Traditional Home Building	5,133	4,047	3,013	3,630.2	2,503.6	1,686.1
City Living	264	137	273	281.4	170.7	196.7
Total	5,397	4,184	3,286	3,911.6	2,674.3	1,882.8

Net Contracts Signed ($ amounts in millions):

	2014	2013	2012	2014	2013	2012
	Units	Units	Units	$	$	$
Traditional Home Building:
North	1,040	1,197	821	664.8	697.5	445.2
Mid-Atlantic	1,220	1,414	1,115	763.9	851.3	625.5
South	1,211	1,225	931	886.2	831.4	582.1
West	1,590	1,177	1,037	1,312.4	966.6	653.7
Traditional Home Building	5,061	5,013	3,904	3,627.3	3,346.8	2,306.5
City Living	210	281	255	269.2	287.1	251.4
Total	5,271	5,294	4,159	3,896.5	3,633.9	2,557.9
Backlog at October 31 ($ amounts in millions):

	2014	2013	2012	2014	2013	2012
	Units	Units	Units	$	$	$
Traditional Home Building:
North	878	948	625	564.6	562.5	350.0
Mid-Atlantic	830	902	634	519.5	573.0	374.5
South	963	956	749	723.2	673.5	483.5
West	864	675	507	697.2	593.2	351.0
Traditional Home Building	3,535	3,481	2,515	2,504.5	2,402.2	1,559.0
City Living	144	198	54	215.2	227.3	110.9
Total	3,679	3,679	2,569	2,719.7	2,629.5	1,669.9
Income (Loss) Before Income Taxes ($ amounts in millions):

	2014	2013	2012
Traditional Home Building:
North	$57.0	$32.7	$13.9
Mid-Atlantic	79.0	79.8	63.0
South	113.6	67.9	18.9
West	236.3	111.3	39.4
Traditional Home Building	485.9	291.7	135.2
City Living	104.6	53.3	61.9
Corporate and other	(85.9)	(77.3)	(84.2)
Total	$504.6	$267.7	$112.9
“Corporate and other” is comprised principally of general corporate expenses such as: the offices of the Executive Chairman, Chief Executive Officer, and President; and the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups, offset, in part, by interest income, income from our ancillary businesses and Gibraltar, and income from a number of our unconsolidated entities.

Total Assets ($ amounts in millions):

	At October 31,
	2014	2013
Traditional Home Building:
North	$1,053.8	$963.6
Mid-Atlantic	1,267.6	1,231.4
South	1,165.6	954.0
West	2,676.2	1,290.4
Traditional Home Building	6,163.2	4,439.4
City Living	834.9	674.3
Corporate and other	1,418.8	1,713.8
Total	$8,416.9	$6,827.5
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets and the assets of our Gibraltar investments, manufacturing facilities and mortgage subsidiary.
FISCAL 2014 COMPARED TO FISCAL 2013
North
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $177.7 million, or 36.6%. The increase in revenues was primarily attributable to a 27.0% increase in the number of homes delivered and an increase of 7.6% in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2014.
The value of net contracts signed in fiscal 2014 was $664.8 million, a 4.7% decrease from the $697.5 million of net contracts signed during fiscal 2013. This 4.7% decrease was primarily due to a 13.1% decrease in the number of net contracts signed, offset, in part, by a 9.7% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due to weakening in demand driven by uncertainty in the economy and world events, fragile consumer confidence and reduced affordability, and an extended period of limited real personal income growth. The increase in the average sales price of net contracts signed in fiscal 2014, as compared to fiscal 2013, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2014.
In fiscal 2014, we reported income before income taxes of $57.0 million, as compared to $32.7 million in fiscal 2013. This increase in income was primarily attributable to higher earnings from the increased revenues and $3.1 million of earnings from land sales in fiscal 2014, offset, in part, by higher inventory impairment charges and higher SG&A in fiscal 2014, as compared to fiscal 2013. We recognized inventory impairment charges of $9.1 million and $1.8 million in fiscal 2014 and 2013, respectively. The increase in SG&A was due primarily to increased compensation, sales, and marketing costs, primarily due to the increase in the number of homes delivered.
Mid-Atlantic
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $164.4 million, or 25.2%. The increase in revenues was primarily attributable to a 12.7% increase in the number of homes delivered and an 11.0% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in Maryland, Pennsylvania, and Virginia. The increase in the average price of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2014.
The value of net contracts signed during fiscal 2014 decreased by $87.4 million, or 10.3%, from fiscal 2013. The decrease was due to a 13.7% decrease in the number of net contracts signed, partially offset by 4.0% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due to a decrease in the number of selling communities in Pennsylvania and a weakening in demand driven by uncertainty in the economy and world events, fragile consumer confidence and reduced affordability, and an extended period of limited real personal income growth. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2014.

We reported income before income taxes, in fiscal 2014 and 2013, of $79.0 million and $79.8 million, respectively. The decrease in income before income taxes was primarily due to $25.0 million in charges for stucco-related repairs in communities located in Pennsylvania and Delaware, higher impairment charges, and higher SG&A costs in fiscal 2014, as compared to fiscal 2013, offset, in part, by higher earnings from the increased revenues and $2.9 million of earnings from land sales in the fiscal 2014. The earnings from land sales in fiscal 2014 represent previously deferred gains on our initial sales of properties to Trust II. Inventory impairment charges, in fiscal 2014 and 2013, were $9.1 million and $0.5 million, respectively.
South
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $195.2 million, or 30.4%. This increase was attributable to an 18.3% increase in the number of homes delivered and a 10.3% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of the homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2014.
In fiscal 2014, the value of net contracts signed increased by $54.8 million, or 6.6%, as compared to fiscal 2013. The increase was attributable to a 7.8% increase in the average value of net contracts signed, offset, in part, by a 1.1% decrease in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2014. The decrease in the number of net contracts signed in fiscal 2014, as compared to fiscal 2013, was primarily due to decreased demand in North Carolina, partially offset by increases in the number of net contracts signed in Texas.
We reported income before income taxes of $113.6 million in fiscal 2014, as compared to $67.9 million in fiscal 2013. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and higher earnings from land sales, partially offset by higher SG&A costs, in fiscal 2014 as compared to fiscal 2013. The decrease in cost of revenues as a percentage of revenue in fiscal 2014, as compared to fiscal 2013, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in the fiscal 2014 period, as compared to the fiscal 2013 period. Earnings from land sales increased from $1.4 million in fiscal 2013 to $5.2 million in fiscal 2014.
West
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $589.3 million, or 81.4%. The increase in revenues was attributable to a 51.3% increase in the number of homes delivered and a 19.8% increase in the average sales price of the homes delivered. The increase in the number of homes delivered was primarily due to the delivery of 334 Shapell homes in California in the period from February 4, 2014 to October 31, 2014 and a higher backlog at October 31, 2013, as compared to October 31, 2012, primarily in California and Washington. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations in fiscal 2014.
The value of net contracts signed during fiscal 2014 increased $345.8 million, or 35.8%, as compared to fiscal 2013. This increase was due to a 35.1% increase in the number of net contracts signed and a 0.5% increase in the average value of each net contract signed. In fiscal 2014, we signed 328 contracts with a value of $311.8 million at communities we acquired from Shapell. Excluding these Shapell communities, the value of net contracts signed during fiscal 2014 increased $34.0 million, or 3.5%, as compared to fiscal 2013. The increase in the value of net contracts signed, excluding Shapell, was due to an increase of 7.2% in the number of net contracts signed, offset by a 3.4% decrease in the average value of each net contract signed. The increase in the number of net contracts signed, excluding Shapell, was primarily due to an increase in selling communities in Colorado and Nevada, partially offset by a reduction of available inventory in fiscal 2014, as compared to the fiscal 2013 period, in California. The decrease in the average sales price of net contracts signed, excluding Shapell, was primarily due to a shift in the number of contracts signed to less expensive areas and/or products.
In fiscal 2014, we reported income before income taxes of $236.3 million, as compared to $111.3 million in fiscal 2013. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and $13.8 million of earnings from land sales in fiscal 2014, as compared to $3.0 million in fiscal 2013, offset, in part, by higher SG&A costs in fiscal 2014, which includes $6.1 million of expenses incurred in the Shapell acquisition. The decrease in cost of revenues as a percentage of revenues in fiscal 2014 was primarily due to a shift in the number of homes delivered to better margin products and/or locations, lower interest, and increases in selling prices, offset, in part, by the impact of purchase accounting on the homes delivered in fiscal 2014 from the Acquisition.

City Living
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $110.7 million, or 64.9%. The increase in revenues was primarily attributable to a 92.7% increase in the number of homes delivered, offset, in part, by a decrease of 14.5% in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily due to an increase in homes delivered in the New Jersey and New York urban markets, which was primarily attributable to higher backlog at October 31, 2013, as compared to October 31, 2012. The decrease in the average price of homes delivered in fiscal 2014, as compared to fiscal 2013, was primarily attributable to a shift in the number of homes delivered to less expensive products and/or locations.
The value of net contracts signed in fiscal 2014 was $269.2 million, a 6.2% decrease from the $287.1 million of net contracts signed during fiscal 2013. This decrease was primarily due to a 25.3% decrease in the number of net contracts signed, offset, in part, by a 25.5% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due the commencement of sales at two of our high-rise buildings located in the New York and New Jersey urban markets in the second quarter of fiscal 2013 where sales were high during the initial opening period. The increase in the average sales price of net contracts signed was primarily due to the opening of two high-rise buildings located in Manhattan and the sale of the final unit at The Touraine, a high-rise building located in Manhattan, which had higher selling prices than other City Living locations.
In fiscal 2014, we reported income before income taxes of $104.6 million, as compared to $53.3 million in fiscal 2013. This increase in income was primarily attributable to higher earnings from increased revenues and lower cost of revenues as a percentage of revenues in fiscal 2014, as compared to fiscal 2013, partially offset by a decrease in earnings from unconsolidated entities and higher SG&A in fiscal 2014, as compared to 2013. Cost of revenues as a percentage of revenues was 58.5% and 65.7% in fiscal 2014 and 2013, respectively. Earnings from unconsolidated entities decreased from income of $1.2 million in fiscal 2013 to a loss of $3.6 million in fiscal 2014. The decrease in cost of revenues as a percentage of revenue in fiscal 2014, as compared to fiscal 2013, was primarily due to the increase in the number of homes delivered at two of our high-rise buildings located in the New York and New Jersey urban markets, which had better margins than other City Living locations. The decrease in income from unconsolidated entities was due principally to a settled litigation at one of our unconsolidated entities resulting in a charge to our earnings of $2.6 million in the fourth quarter of fiscal 2014.
Other
In fiscal 2014 and 2013, corporate and other loss before income taxes was $85.9 million and $77.3 million, respectively. The increase in the loss in fiscal 2014, as compared to fiscal 2013, was primarily due to $13.2 million of income in fiscal 2013 from the settlement of litigation and higher SG&A in fiscal 2014, as compared to fiscal 2013, offset, in part, by an increase in earnings from unconsolidated entities from $9.6 million in fiscal 2013 to $42.0 million in fiscal 2014, and increased income from our Gibraltar operations in fiscal 2014, as compared to fiscal 2013. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees and higher insurance costs. The increase in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase attributable to the Trust and Trust II gains was partially offset by lower income realized from Gibraltar’s Structured Asset Joint Venture.
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
The value of net contracts signed in fiscal 2013 was $697.5 million, a 56.7% increase from the $445.2 million of net contracts signed during fiscal 2012. This 56.7% increase was primarily due to a 45.8% increase in the number of net contracts signed and a 7.5% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an improvement in home buyer demand in fiscal 2013, as compared to fiscal 2012. The increase in the average sales price of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in fiscal 2013.

In fiscal 2013, we reported income before income taxes of $32.7 million, as compared to $13.9 million in fiscal 2012. This increase in income was primarily attributable to higher earnings from the increased revenues in fiscal 2013, as compared to fiscal 2012, offset, in part, by higher SG&A. The increase in SG&A was due primarily to increased compensation, sales, and marketing costs.
Mid-Atlantic
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $117.2 million, or 21.9%. The increase in revenues was primarily attributable to a 19.6% increase in the number of homes delivered and a 1.9% increase in the average selling price of the homes delivered. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011, primarily in Pennsylvania and Virginia. The increase in the average price of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
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
South
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $279.5 million, or 77.3%. This increase was attributable to a 63.1% increase in the number of homes delivered and an 8.7% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011, which was the result of an increase in the number of net contracts signed in fiscal 2012 as compared to fiscal 2011. The increase in the average price of the homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices in fiscal 2013.
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
West
Revenues in fiscal 2013 were higher than those in fiscal 2012 by $286.5 million, or 65.4%. The increase in revenues was attributable to a 35.6% increase in the number of homes delivered and a 22.0% increase in the average sales price of the homes delivered. The increase in the number of homes delivered was primarily due to a higher backlog at October 31, 2012, as compared to October 31, 2011, which was the result of an increase in the number of net contracts signed in fiscal 2012, as compared to fiscal 2011. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations and increases in selling prices in fiscal 2013.
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
City Living
Revenues in fiscal 2013 were lower than those in fiscal 2012 by $26.0 million, or 13.2%. The decrease in revenues was primarily attributable to a 49.8% decrease in the number of homes delivered, offset, in part, by an increase of 72.9% in the average selling price of the homes delivered. The decrease in the number of homes delivered in fiscal 2013, as compared to fiscal 2012, was primarily due to a decrease in the number of homes delivered in two of our high-rise buildings located in the New York and New Jersey urban markets, which substantially settled out in fiscal 2012, partially offset by the commencement of closing at The Touraine, a high-rise building located in the New York urban market. The increase in the average price of homes delivered in the fiscal 2013 period, as compared to the fiscal 2012 period, was primarily attributable to closings at The Touraine. In fiscal 2013, we closed 21 units at The Touraine with an average sales price of $4.2 million for each unit. Excluding The Touraine, the average selling price of the homes delivered decreased by 2.3% primarily due to an increase in the number of homes delivered in the Philadelphia urban market, which has lower average sales prices than other City Living markets.
The value of net contracts signed in fiscal 2013 was $287.1 million, a 14.2% increase from the $251.4 million of net contracts signed during fiscal 2012. This increase was primarily due to a 10.2% increase in the number of net contracts signed and a 3.6% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to two high-rise buildings located in the New York and New Jersey urban markets (160 East 22nd Street in Manhattan and Maxwell Place in Hoboken, New Jersey) that opened in fiscal 2013, offset, in part, by net contracts signed in fiscal 2012 at two high-rise buildings that commenced sales in the second half of fiscal 2011. The increase in the average sales price of net contracts signed in fiscal 2013, as compared to fiscal 2012, was primarily attributable due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2013, as compared to the fiscal 2012 period.
In fiscal 2013, we reported income before income taxes of $53.3 million, as compared to $61.9 million in fiscal 2012. This decrease in income was primarily attributable to a decrease in income from unconsolidated entities from $15.2 million in fiscal 2012 to $1.2 million in fiscal 2013 and lower earnings from decreased revenues in fiscal 2013, as compared to 2012, partially offset by lower cost of revenues as a percentage of revenues in fiscal 2013, as compared to fiscal 2012. The decrease in income from unconsolidated entities was due principally to a decrease in income generated from two of our high-rise joint ventures where there were fewer units remaining for sale since fiscal 2012 as they have closed most or all of their condominium units. Cost of revenues as a percentage of revenues was 65.7% and 70.4% in fiscal 2013 and 2012, respectively. The decrease in cost of revenues as a percentage of revenue in fiscal 2013, as compared to fiscal 2012, was primarily due to the increase in the number of homes delivered at The Touraine, which had better margins than other City Living locations.
Other
In fiscal 2013 and 2012, other loss before income taxes was $77.3 million and $84.2 million, respectively. The decrease in fiscal 2013, as compared to fiscal 2012, was primarily due to $13.2 million of income from the previously disclosed settlement of derivative litigation in fiscal 2013, increased income from our Gibraltar operations and investment in its structured asset joint venture, increased income from our ancillary operations, and higher earnings from land sales in fiscal 2013, as compared to fiscal 2012, partially offset by higher unallocated SG&A in fiscal 2013. The increase in unallocated SG&A in fiscal 2013 was primarily due to higher compensation, office, and information technology expenses as a result of the increase in our business activity.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.

The following table shows our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2014 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2015	$364,951	5.09%	$90,431	2.15%
2016	25,378	3.89%	150	0.18%
2017	407,782	8.82%	150	0.18%
2018	4,740	3.63%	150	0.18%
2019	358,658	4.01%	500,150	1.81%
Thereafter	1,635,868	4.66%	13,510	0.15%
Discount	(2,332)
Total	$2,795,045	5.23%	$604,541	1.82%
Fair value at October 31, 2014	$2,960,244		$604,541

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2014, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.0 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, listed in Item 15(a)(1) beginning on page F-1 of this report are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected; however, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), as of the end of the period covered by this report (“Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
Management’s Annual Report on Internal Control Over Financial Reporting and the attestation report of our independent registered public accounting firm on internal control over financial reporting on pages F-1 and F-2, respectively, are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	73	Executive Chairman of the Board and Director
Douglas C. Yearley, Jr.	54	Chief Executive Officer and Director
Richard T. Hartman	57	President and Chief Operating Officer
Martin P. Connor	50	Senior Vice President and Chief Financial Officer
Robert I. Toll, with his brother Bruce E. Toll, the Vice Chairman of the Board and a Director, cofounded our predecessors’ operations in 1967. Robert I. Toll served as Chairman of the Board and Chief Executive Officer from our inception until June 2010, when he assumed the new position of Executive Chairman of the Board.
Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010, when he was promoted to his current position of Chief Executive Officer. Mr. Yearley was elected a Director in June 2010.
Richard T. Hartman, joined us in 1980 and served in various positions with us, including Regional President from 2005 through 2011. He was appointed to the positions of Executive Vice President and Chief Operating Officer effective January 1, 2012. In December 2012, Mr. Hartman was appointed to the position of President effective January 1, 2013.
Martin P. Connor joined us as Vice President and Assistant Chief Financial Officer in December 2008 and was elected a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President and Chief Financial Officer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm that he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. engagement.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”).
Code of Ethics
We have adopted a Code of Ethics for the Principal Executive Officer and Senior Financial Officers (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions designated by our Board of Directors. The Code of Ethics is available on our Internet website at www.TollBrothers.com under “Investor Relations: Company Information: Corporate Governance.” If we were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K.

Indemnification of Directors and Officers
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2015 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2015 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance and “Certain Transactions” sections of our 2015 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2015 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Financial Statement Schedules
2. Financial Statement Schedules
None
Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or notes hereto.
(b) Exhibits
The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description

2.1
Purchase and Sale Agreement, dated as of November 6, 2013, among the Registrant and Shapell Investment Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2013.

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

3.3
Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant, dated as of March 16, 2011, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.

3.4
Bylaws of the Registrant, as Amended and Restated June 11, 2008, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

3.5
Amendment to the By-laws of the Registrant, dated as of September 24, 2009, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009.

Exhibit Number	Description

3.6
Amendment to the By-laws of the Registrant, dated as of June 15, 2011, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2011.

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

4.4
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

Exhibit Number	Description

4.12
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

4.21
Eighteenth Supplemental Indenture dated as of October 27, 2011, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.22
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

Exhibit Number	Description

4.24
Twenty-first Supplemental Indenture dated as of February 1, 2013, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.25
Twenty-second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.26
Twenty-third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.27
Twenty-fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.28
Twenty-fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.29
Indenture, dated as of April 20, 2009, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

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

4.35
Second Supplemental Indenture dated as of November 1, 2011, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

Exhibit Number	Description

4.36
Third Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.37
Fourth Supplemental Indenture dated as of April 30, 2013, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.38
Fifth Supplemental Indenture dated as of April 30, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.39
Sixth Supplemental Indenture dated as of July 31, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.40
Seventh Supplemental Indenture dated as of October 31, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.41
Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.42
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

4.43
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.44
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

4.45
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

4.46
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.47
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

4.48
Form of Global Note for Toll Brothers Finance Corp.’s 4.000% Senior Notes due 2018 is hereby incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

Exhibit Number	Description

4.49
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

4.50
Form of Global Note for Toll Brothers Finance Corp.’s 5.625% Senior Notes due 2024 is hereby incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.51
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.52
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.53
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.54
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.55
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.56
Indenture, dated as of September 11, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

4.57
First Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.58
Second Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.59
Third Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.60
Fourth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor
Trustee. **

Exhibit Number	Description

4.61
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

10.4*
Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

10.5*
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

10.7*
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

10.14*
Form of Performance Based Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007), is incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K for the period ended October 31, 2011.

10.15*
Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is hereby incorporated by reference to Annex A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2014 Annual Meeting of Stockholders held on March 12, 2014 filed with the SEC on February 3, 2014.

10.16*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014). **

10.17*	Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014). **

10.18*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.19*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.20*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.21*	Form of Restricted Stock Unit Award Agreement pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007). **

10.22*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Addendum C to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2010 Annual Meeting of Stockholders held on March 17, 2010 filed with the Securities and Exchange Commission on February 1, 2010.

10.23*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of
March 12, 2014, is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 2014

10.24*
Agreement dated March 5, 1998 between the Registrant and Bruce E. Toll regarding Mr. Toll’s resignation and related matters is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended April 30, 1998.

10.25*
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

10.27*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.28*	Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008. **

10.29*	Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008. **

Exhibit Number	Description

10.30*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

12**	Statement re: Computation of Ratios of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23**	Consent of Ernst & Young LLP, Independent Registered Public Accountant.

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, they should not be relied on for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania, on December 23, 2014.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearly, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 23, 2014
Robert I. Toll

/s/ Bruce E. Toll	Vice Chairman of the Board and Director	December 23, 2014
Bruce E. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 23, 2014
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Richard T. Hartman	Chief Operating Officer and	December 23, 2014
Richard T. Hartman	President

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 23, 2014
Martin P. Connor	(Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 23, 2014
Joseph R. Sicree	Officer (Principal Accounting Officer)

/s/ Robert S. Blank	Director	December 23, 2014
Robert S. Blank

/s/ Edward G. Boehne	Director	December 23, 2014
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 23, 2014
Richard J. Braemer

Director
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 23, 2014
Carl B. Marbach

/s/ Stephen A. Novick	Director	December 23, 2014
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 23, 2014
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2014 and our report dated December 23, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 23, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 23, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 23, 2014

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2014	2013
ASSETS
Cash and cash equivalents	$586,315	$772,972
Marketable securities	12,026	52,508
Restricted cash	18,342	32,036
Inventory	6,490,321	4,650,412
Property, construction, and office equipment, net	143,010	131,320
Receivables, prepaid expenses, and other assets	251,572	229,295
Mortgage loans held for sale	101,944	113,517
Customer deposits held in escrow	42,073	46,888
Investments in and advances to unconsolidated entities	447,078	403,133
Investments in distressed loans	4,001	36,374
Investments in foreclosed real estate	69,799	72,972
Deferred tax assets, net of valuation allowances	250,421	286,032
	$8,416,902	$6,827,459
LIABILITIES AND EQUITY
Liabilities
Loans payable	$654,261	$107,222
Senior notes	2,655,044	2,321,442
Mortgage company loan facility	90,281	75,000
Customer deposits	223,799	212,669
Accounts payable	225,347	167,787
Accrued expenses	581,477	522,987
Income taxes payable	125,996	81,188
Total liabilities	4,556,205	3,488,295
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,930 and 169,353 shares issued at October 31, 2014 and 2013, respectively	1,779	1,694
Additional paid-in capital	712,162	441,677
Retained earnings	3,232,035	2,892,003
Treasury stock, at cost — 2,884 and 0 shares at October 31, 2014 and 2013	(88,762)	—
Accumulated other comprehensive loss	(2,838)	(2,387)
Total stockholders’ equity	3,854,376	3,332,987
Noncontrolling interest	6,321	6,177
Total equity	3,860,697	3,339,164
	$8,416,902	$6,827,459
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2014	2013	2012
Revenues	$3,911,602	$2,674,299	$1,882,781
Cost of revenues	3,081,837	2,133,300	1,532,095
Selling, general and administrative	432,516	339,932	287,257
	3,514,353	2,473,232	1,819,352
Income from operations	397,249	201,067	63,429
Other:
Income from unconsolidated entities	41,141	14,392	23,592
Other income - net	66,192	52,238	25,921
Income before income taxes	504,582	267,697	112,942
Income tax provision (benefit)	164,550	97,091	(374,204)
Net income	$340,032	$170,606	$487,146

Other comprehensive (loss) income, net of tax:
Change in pension liability	(677)	2,334	(1,839)
Change in fair value of available-for-sale securities	3	(186)	476
Unrealized income (loss) on derivative held by equity investee	223	284	(554)
Other comprehensive (loss) income	(451)	2,432	(1,917)
Total comprehensive income	$339,581	$173,038	$485,229

Income per share:
Basic	$1.91	$1.01	$2.91
Diluted	$1.84	$0.97	$2.86
Weighted-average number of shares:
Basic	177,578	169,288	167,346
Diluted	185,875	177,963	170,154
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2011	168,675	1,687	400,382	2,234,251	(47,065)	(2,902)	6,198	2,592,551
Net income				487,146				487,146
Purchase of treasury stock					(505)			(505)
Exercise of stock options	13		(9,831)		44,472			34,641
Employee benefit plan issuances			174		301			475
Conversion of restricted stock units to stock			(1,814)		1,814			—
Stock-based compensation			7,411					7,411
Issuance of restricted stock and stock units	2		8,096					8,096
Other comprehensive loss						(1,917)		(1,917)
Loss attributable to non-controlling interest							(27)	(27)
Balance, October 31, 2012	168,690	1,687	404,418	2,721,397	(983)	(4,819)	6,171	3,127,871
Net income				170,606				170,606
Purchase of treasury stock					(15,377)			(15,377)
Exercise of stock options	505	6	20,952		15,996			36,954
Employee benefit plan issuances	9		299		362			661
Stock-based compensation			7,703					7,703
Issuance of restricted stock and stock units	149	1	8,305		2			8,308
Other comprehensive income						2,432		2,432
Loss attributable to non-controlling interest							(27)	(27)
Capital contribution							33	33
Balance, October 31, 2013	169,353	1,694	441,677	2,892,003	—	(2,387)	6,177	3,339,164
Net income				340,032				340,032
Issuance of common stock	7,188	72	220,366					220,438
Purchase of treasury stock					(90,754)			(90,754)
Exercise of stock options	1,186	11	28,197		1,529			29,737
Employee benefit plan issuances	24		391		449			840
Stock-based compensation			9,005					9,005
Issuance of restricted stock and stock units	179	2	12,526		14			12,542
Other comprehensive loss						(451)		(451)
Loss attributable to non-controlling interest							(28)	(28)
Capital contribution							172	172
Balance, October 31, 2014	177,930	1,779	712,162	3,232,035	(88,762)	(2,838)	6,321	3,860,697
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2014	2013	2012
Cash flow provided by (used in) operating activities:
Net income	$340,032	$170,606	$487,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,999	25,210	22,586
Stock-based compensation	21,656	19,041	15,575
Excess tax benefits from stock-based compensation	(7,593)	(24,417)	(5,776)
Recovery of investments in unconsolidated entities			(2,311)
Income from unconsolidated entities	(41,141)	(14,392)	(21,281)
Distributions of earnings from unconsolidated entities	43,973	23,468	5,258
Income from distressed loans and foreclosed real estate	(15,833)	(16,312)	(12,444)
Deferred tax provision	47,431	75,219	41,810
Change in deferred tax valuation allowances	(11,929)	(1,337)	(394,718)
Inventory impairments and write-offs	20,678	4,523	14,739
Change in fair value of mortgage loans receivable and derivative instruments	(16)	174	(670)
Gain on sale of marketable securities	(6)	(57)	(40)
Changes in operating assets and liabilities
Increase in inventory	(271,982)	(941,314)	(195,948)
Origination of mortgage loans	(818,515)	(743,497)	(651,618)
Sale of mortgage loans	829,948	716,586	629,397
Decrease (increase) in restricted cash	13,694	15,240	(27,516)
Increase in receivables, prepaid expenses, and other assets	(5,214)	(51,794)	(36,497)
Increase in customer deposits	10,516	52,383	44,383
Increase (decrease) in accounts payable and accrued expenses	82,101	100,463	(58,537)
Increase (decrease) in income taxes payable	52,401	21,244	(25,075)
Net cash provided by (used in) operating activities	313,200	(568,963)	(171,537)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(15,074)	(26,567)	(11,920)
Purchase of marketable securities		(36,202)	(579,958)
Sale and redemption of marketable securities	40,242	417,846	368,253
Investment in and advances to unconsolidated entities	(113,029)	(93,398)	(217,160)
Return of investments in unconsolidated entities	73,845	69,809	38,368
Investment in distressed loans and foreclosed real estate	(2,089)	(26,155)	(30,090)
Return of investments in distressed loans and foreclosed real estate	53,130	27,370	16,707
Acquisition of a business, net of cash acquired	(1,489,116)		(144,746)
Net cash (used in) provided by investing activities	(1,452,091)	332,703	(560,546)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes	600,000	400,383	578,696
Debt issuance costs for senior notes	(4,739)
Proceeds from loans payable	2,229,371	1,164,531	1,002,934
Debt issuance costs for loans payable	(3,063)
Principal payments of loans payable	(1,767,115)	(1,195,524)	(1,016,081)
Redemption of senior notes	(267,960)	(163,853)	—
Net proceeds from issuance of common stock	220,365
Proceeds from stock-based benefit plans	28,364	15,798	33,747
Excess tax benefits from stock-based compensation	7,593	24,417	5,776
Purchase of treasury stock	(90,754)	(15,377)	(505)
Receipts related to noncontrolling interest	172	33	—
Net cash provided by financing activities	952,234	230,408	604,567
Net decrease in cash and cash equivalents	(186,657)	(5,852)	(127,516)
Cash and cash equivalents, beginning of year	772,972	778,824	906,340
Cash and cash equivalents, end of year	$586,315	$772,972	$778,824
See accompanying notes.

Notes to Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company,” “we,” “us,” or “our”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity.
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
Marketable Securities
Marketable securities are classified as available-for-sale and, accordingly, are stated at fair value, which is based on quoted market prices. Changes in unrealized gains and losses are excluded from earnings and are reported as other comprehensive income, net of income tax effects, if any. The cost of marketable securities sold is based on the specific identification method.
Restricted Cash
Restricted cash primarily represents cash deposits collateralizing certain deductibles under insurance policies, outstanding letters of credit outside of our bank revolving credit facility, and cash deposited into a voluntary employee benefit association to fund certain future employee benefits.
Inventory
Inventory is stated at cost unless an impairment exists, in which case it is written down to fair value in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment” (“ASC 360”). In addition to direct land acquisition costs, land development costs, and home construction costs, costs also include interest, real estate taxes, and direct overhead related to development and construction, which are capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. For those communities that have been temporarily closed, no additional capitalized interest is allocated to a community’s inventory until it reopens. While the community remains closed, carrying costs such as real estate taxes are expensed as incurred.
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to cost of revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred.
Once a parcel of land has been approved for development and we open one of our typical communities, it may take four or more years to fully develop, sell, and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which we believe the values are not recoverable.

Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development, home construction, interest, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built on a particular site; and (v) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment applicable to the land and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals, and the possible concessions that will be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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
Variable Interest Entities
We are required to consolidate variable interest entities (“VIEs”) in which we have a controlling financial interest in accordance with ASC 810, “Consolidation” (“ASC 810”). A controlling financial interest will have both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services, and development agreements between us and a VIE, loans provided by us to a VIE or other member, and/or guarantees provided by members to banks and other parties.
We have a significant number of land purchase contracts and several investments in unconsolidated entities which we evaluate in accordance with ASC 810. We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are VIEs and, if so, whether we are the primary beneficiary. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other member(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other member(s), and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether we are the primary beneficiary may require significant judgment.

Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $171.1 million and $159.5 million at October 31, 2014 and 2013, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2014, 2013, and 2012, we recognized $13.4 million, $10.8 million, and $8.1 million of depreciation expense, respectively.
Mortgage Loans Held for Sale
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). We believe the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date, and such pricing is applied to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income, and origination costs and fees are recognized in “Other income - net” in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Investments in and Advances to Unconsolidated Entities
In accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” we review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions.
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
We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures, at the time of purchase, instead our cost basis in those home sites is reduced by our share of the earnings realized by the joint venture from sales of those home sites to us.
We are also a party to several other joint ventures. We recognize our proportionate share of the earnings and losses of our unconsolidated entities.
Investments in Distressed Loans and Foreclosed Real Estate
Our investments in distressed loans are initially recorded at cost which we believe is fair value. The fair value is determined by discounting the cash flows expected to be collected from the portfolios using a discount rate that we believe a market participant would use in determining fair value. We estimate cash flows expected to be collected on a loan-by-loan basis considering the contractual terms of the loan, current and expected loan performance, the manner and timing of disposition, the nature and estimated fair value of real estate or other collateral, and other factors we deem appropriate. The estimated fair value of the loans at acquisition was significantly less than the contractual amounts due under the terms of the loan agreements.
At the acquisition of a distressed loan, if we expect to collect less than the full contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Under ASC 310-30, the accretable yield, or the amount by which the cash flows expected to be collected at the acquisition date exceed the estimated fair value of the loan, is recognized in other income – net over the estimated remaining life of the loan using a level yield methodology, provided we do not presently have the intention to utilize real estate secured by the loans for use in our operations or to significantly improve the collateral for resale. The difference between the contractually required payments on the loan as of the acquisition date and the total cash flows expected to be collected, or the nonaccretable difference, is not recognized.
Pursuant to ASC 310-30, we aggregate loans with common risk characteristics into pools for purposes of recognizing interest income and evaluating changes in estimated cash flows. Loan pools are evaluated as a single loan for purposes of placing the pool on nonaccrual status or evaluating loan impairment. Generally, a loan pool is classified as nonaccrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the loan pool or has serious doubts about further collectability of principal or interest. Proceeds received on nonaccrual loan pools generally are either applied against principal or reported as other income - net, depending on management’s judgment as to the collectability of principal. For the fiscal years ended October 31, 2014, 2013, and 2012, none of our loan pools were on nonaccrual status.
A loan is removed from a loan pool only when we sell, foreclose, or otherwise receive assets in satisfaction of the loan, or the loan is written off. Loans removed from a pool are removed at their amortized cost (unpaid principal balance less unamortized discount and provision for loan loss) as of the date of resolution.
We periodically re-evaluate cash flows expected to be collected for each loan pool based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the loan pool’s yield over its remaining life, which may result in a reclassification from nonaccretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the loan pool below its amortized cost, the loan pool is deemed to be impaired and we will record a provision for loan losses to write the loan pool down to its estimated fair value. For the years ended October 31, 2014, 2013, and 2012, we recorded provisions for loan losses of $1.5 million and $0.7 million, and $2.3 million, respectively.
Our investments in distressed loans are classified as held for investment because we have the intent and ability to hold them for the foreseeable future.
Foreclosed Real Estate Owned (“REO”): REO assets, either directly owned or owned through a participation arrangement, acquired through subsequent foreclosure or deed in lieu actions on non-performing loans, are initially recorded at fair value based upon third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis, or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates, and other factors deemed appropriate by management. REO assets acquired are reviewed to determine if they should be classified as “held and used” or “held for sale.” REO classified as “held and used” is stated at carrying cost unless an impairment exists, in which case it is written down to fair value in accordance with ASC 360-10-35. REO classified as “held for sale” is carried at the lower of carrying amount or fair value less cost to sell. An impairment charge is recognized for any decreases in estimated fair value subsequent to the acquisition date. For both classifications, carrying costs incurred after the acquisition, including property taxes and insurance, are expensed. For the years ended October 31, 2014, 2013, and 2012, we recorded impairments on REO of $1.4 million, $0.5 million, and $0.1 million, respectively.
Loan Sales: As part of our disposition strategy for the loan portfolios, we may sell certain loans to third-party purchasers. We recognize gains or losses on the sale of mortgage loans when the loans have been legally isolated from us and we no longer maintain effective control over the transferred assets.
Fair Value Disclosures
We use ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), to measure the fair value of certain assets and liabilities. ASC 820 provides a framework for measuring fair value in accordance with GAAP, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and requires certain disclosures about fair value measurements.
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
Revenue and Cost Recognition
The construction time of our homes is generally less than one year from when construction of the home begins, although some homes may take more than one year to complete. Revenues and cost of revenues from these home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer.
For our standard attached and detached homes, land, land development, and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development, and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.
For high-rise/mid-rise projects that do not qualify for percentage of completion accounting, land, land development, construction, and related costs, both incurred and estimated to be incurred in the future, are generally amortized to the cost of units closed based upon an estimated relative sales value of the units closed to the total estimated sales value. Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.
Forfeited Customer Deposits: Forfeited customer deposits are recognized in other income - net in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, we grant our home buyers sales incentives from time to time. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives that impact the value of the home or the sales price paid, such as special or additional options, are generally reflected as a reduction in sales revenues. Incentives that we pay to an outside party, such as paying some or all of a home buyer’s closing costs, are recorded as an additional cost of revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $15.6 million, $11.6 million, and $11.4 million for the years ended October 31, 2014, 2013, and 2012, respectively.
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Nevada and Washington, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability and the estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported (“IBNR”).

We engage a third-party actuary that uses our historical claim and expense data, input from our internal legal and risk management groups, as well as industry data, to estimate our liabilities related to unpaid claims, IBNR associated with the risks that we are assuming for our self-insured liability and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of the claim. Though state regulations vary, construction defect claims are reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to IBNR. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required, the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
Stock-Based Compensation
We account for our stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). We use a lattice model for the valuation for our stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Stock-based compensation expense is generally included in “Selling, general and administrative” expense in our Consolidated Statements of Operations and Comprehensive Income.
Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recorded based on temporary differences between the amounts reported for financial reporting purposes and the amounts reported for income tax purposes. In accordance with the provisions of ASC 740, we assess the realizability of our deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. See “Income Taxes – Valuation Allowance” below.
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
ASC 740 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the more-likely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the Consolidated Statements of Operations and Comprehensive Income and we are required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. We believe that we have a reasonable basis for each of our filing positions and intend to defend those positions if challenged by the IRS or other taxing jurisdiction. If the IRS or other taxing authorities do not disagree with our position, and after the statute of limitations expires, we will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.
Income Taxes — Valuation Allowance
Significant judgment is applied in assessing the realizability of deferred tax assets. In accordance with GAAP, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more-likely-than-not that such asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on GAAP’s more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is significant negative evidence such as cumulative losses in recent years. This assessment considers, among other matters, the nature, consistency, and magnitude of current and cumulative income and losses; forecasts of future profitability; the duration of statutory carryback or carryforward periods; our experience with operating loss and tax credit carryforwards being used before expiration; and tax planning alternatives.
Our assessment of the need for a valuation allowance on our deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Changes in existing tax laws or rates could affect our actual tax results, and our future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Our accounting for deferred tax assets represents our best estimate of future events.
Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), actual results could differ from the estimates used in our analysis. Our assumptions require significant judgment because the residential home building industry is cyclical and is highly sensitive to changes in economic conditions. If our results of operations are less than projected and there is insufficient objectively verifiable positive evidence to support the more-likely-than-not realization of our deferred tax assets, a valuation allowance would be required to reduce or eliminate our deferred tax assets.
Noncontrolling Interest
We have a 67% interest in an entity that is developing land. The financial statements of this entity are consolidated in our consolidated financial statements. The amounts shown in our Consolidated Balance Sheets under “Noncontrolling interest” represent the noncontrolling interest attributable to the 33% minority interest not owned by us.
Segment Reporting
We operate in two segments: traditional home building and urban infill. We build and sell homes for detached and attached homes in luxury residential communities located in affluent suburban markets and cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”).
We have determined that our Traditional Home Building operations operate in four geographic segments: North, Mid-Atlantic, South, and West. The states comprising each geographic segment are as follows:
North:        Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:        Florida, North Carolina, and Texas
West:        Arizona, California, Colorado, Nevada, and Washington
Related Party Transactions
See Note 4, “Investments in and Advances to Unconsolidated Entities,” for information regarding Toll Brothers Realty Trust.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning November 1, 2017, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. ASU 2014-04 is effective prospectively for us beginning November 1, 2015. The adoption of ASU 2014-04 is not expected to have a material effect on our consolidated financial statements or disclosures.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 is effective for us beginning November 1, 2014. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial statements or disclosures.
In April 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities” (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning November 1, 2014. The adoption of ASU 2013-04 did not have a material effect on our consolidated financial statements or disclosures.
2. Acquisitions
Shapell Industries, Inc.
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold and may continue to sell to other builders. The Acquisition provides us with a premier California land portfolio, including 11 active selling communities as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
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
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion unsecured revolving credit facility, $485.0 million from a term loan facility, and $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” and Note 9, “Stockholders’ Equity” of our consolidated financial statements for further details. As a result of the Acquisition, Shapell became a wholly-owned subsidiary of us. Accordingly, the Shapell results are included in our consolidated financial statements from the date of the Acquisition. For the period from February 4, 2014 to October 31, 2014, revenues and operating income from the Shapell operations, excluding $5.3 million of acquisition-related costs, were $300.8 million and $37.2 million, respectively.
The Acquisition was accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”), and, therefore, the acquired assets and assumed liabilities were recorded by us at their estimated fair values. The following table summarizes the amounts for acquired assets and liabilities recorded at their fair values as of the acquisition date (amounts in thousands):

Assets acquired and liabilities assumed
Cash and cash equivalents	$106,233
Inventory	1,513,801
Property, construction, and office equipment, net	404
Receivables, prepaid expenses, and other assets	10,759
Total assets acquired	1,631,197

Customer deposits	(5,429)
Accounts payable and accrued liabilities	(30,419)
Total liabilities assumed	(35,848)
Total net assets acquired	$1,595,349
Cash and cash equivalents, customer deposits, and accounts payable were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Receivables, prepaid expenses, and other assets and accrued expenses were adjusted to reflect fair values.
We determined the fair value of inventory on a community-by-community basis primarily using a combination of discounted cash flow models and market comparable land transactions, where available. These estimated cash flows are significantly impacted by estimates related to (i) expected selling prices, (ii) expected settlement paces, (iii) expected land development and construction timelines, and anticipated land development costs and construction costs, and (iv) overhead costs expected to be incurred in the future. Such estimates must be made for each individual community and may vary significantly between communities. See Note 1, “Significant Accounting Policies - Inventory” for additional discussion of the factors impacting the fair value of inventory.
We recorded $6.1 million and $1.4 million in acquisition-related costs during the years ended October 31, 2014 and October 31, 2013, respectively, which are included in the Consolidated Statements of Operations and Comprehensive Income within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with ASC 805.
Supplemental Pro Forma Information – Shapell
The following presents unaudited pro forma data for the years ended October 31, 2014 and 2013, as if the Acquisition had been completed as of November 1, 2012 (amounts in thousands, except per share data):

	2014	2013
Revenues	$4,045,101	$3,102,076
Net income	381,855	202,746
Income per share – basic	2.15	1.15
Income per share – diluted	2.06	1.09
The unaudited pro forma operating results have been determined after adjusting the operating results of Shapell to reflect the purchase accounting and other acquisition adjustments, including interest expense associated with the debt used to fund a portion of the acquisition. The unaudited pro forma results do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve as a result of the Acquisition, the costs to integrate Shapell’s operations, or the costs necessary to achieve these cost savings, operating synergies, and revenue enhancements. Accordingly, the unaudited pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations that would have resulted had the Acquisition been completed at the beginning of the applicable period or be indicative of the results that will be attained in the future.
Certain other adjustments, including those related to conforming accounting policies and interest capitalization, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

CamWest Development LLC
In November 2011, we acquired substantially all of the assets of CamWest Development LLC (“CamWest”) for approximately $144.7 million in cash. The assets acquired were primarily inventory. As part of the acquisition, we assumed contracts to deliver 29 homes with an aggregate value of $13.7 million. The average price of the undelivered homes at the date of acquisition was approximately $471,000. The assets we acquired included approximately 1,499 home sites owned or controlled through land purchase agreements. Our selling community count increased by 15 communities at the acquisition date. The acquisition of the assets of CamWest was not material to our results of operations or our financial condition. In fiscal 2012, we delivered 201 homes and generated revenues of $99.7 million through our CamWest operations.
3. Inventory
Inventory at October 31, 2014 and 2013 consisted of the following (amounts in thousands):

	2014	2013
Land controlled for future communities	$122,533	$99,802
Land owned for future communities	2,355,874	1,287,630
Operating communities	4,011,914	3,262,980
	$6,490,321	$4,650,412
Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within 12 months of the end of the fiscal year being reported on, and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.
Communities that were previously offering homes for sale but are temporarily closed due to business conditions and that do not have any remaining backlog and are not expected to reopen within 12 months of the end of the fiscal period being reported on have been classified as land owned for future communities. Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”).
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2014, 2013, and 2012, is provided in the table below ($ amounts in thousands):

	2014	2013	2012
Land owned for future communities:
Number of communities	16	25	40
Carrying value (in thousands)	$122,015	$153,498	$240,307
Operating communities:
Number of communities	9	15	5
Carrying value (in thousands)	$42,092	$88,534	$34,685
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2014, 2013, and 2012, as shown in the table below (amounts in thousands):

Charge:	2014	2013	2012
Land controlled for future communities	$3,123	$1,183	$451
Land owned for future communities			1,218
Operating communities	17,555	3,340	13,070
	$20,678	$4,523	$14,739
See Note 12, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair value of those communities, net of impairment charges.
See Note 15, “Commitments and Contingencies,” for information regarding land purchase commitments.

At October 31, 2014, we evaluated our land purchase contracts to determine if any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers; and the creditors of the sellers generally have no recourse against us. At October 31, 2014, we determined that 63 land purchase contracts, with an aggregate purchase price of $578.2 million, on which we had made aggregate deposits totaling $30.7 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2013, we determined that 87 land purchase contracts, with an aggregate purchase price of $1.12 billion, on which we had made aggregate deposits totaling $51.9 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2014, 2013, and 2012, was as follows (amounts in thousands):

	2014	2013	2012
Interest capitalized, beginning of year	$343,077	$330,581	$298,757
Interest incurred	163,815	134,198	125,783
Interest expensed to cost of revenues	(137,457)	(112,321)	(87,117)
Write-off against other income	(5,394)	(2,917)	(3,404)
Capitalized interest applicable to investments in unconsolidated entities	(9,672)	(6,464)	(3,438)
Previously capitalized interest in unconsolidated entities transferred to inventory	1,811
Interest capitalized, end of year	$356,180	$343,077	$330,581
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction, and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. We estimate that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2014, 2013, and 2012, would have been reduced by approximately $33.1 million, $38.2 million, and $47.9 million, respectively.
During fiscal 2013, we reclassified $28.5 million of land inventory primarily related to commercial properties located in two of our master planned communities to receivables, prepaid expenses, and other assets. The $28.5 million was reclassified due to the substantial completion of the home building operations in the communities where the land is located.
During fiscal 2014 and 2013, we contributed $4.2 million and $54.8 million, respectively, of inventory and other assets to several unconsolidated entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information related to these transfers.
During fiscal 2014 and 2013, we reclassified $9.5 million and $5.6 million, respectively, of inventory related to commercial retail space located in our high-rise projects to property, construction, and office equipment. The amounts were reclassified due to the substantial completion of these projects.
4. Investments in and Advances to Unconsolidated Entities
We have investments in and advances to various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental property joint ventures, Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”), and a structured asset joint venture. At October 31, 2014, we had investments in and advances to these unconsolidated entities of $447.1 million and were committed to invest or advance up to an additional $84.5 million to these entities if they require additional funding.
In fiscal 2014, 2013 and 2012, we recognized income from the unconsolidated entities in which we had an investment of $41.1 million, $14.4 million, and $23.6 million, respectively. We did not recognize any impairment charges in connection with our joint ventures in fiscal 2014, 2013, or 2012. In fiscal 2012, we recovered $2.3 million of costs we previously incurred.
More specific information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
We have investments in and advances to a number of joint ventures with unrelated parties to develop land (“Land Development Joint Ventures”). Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. We recognize our share of earnings from the sale of home sites and other land by the Land Development Joint Ventures to other builders. With regard to home sites we purchase from the Land Development Joint Ventures, we adjust our cost basis in those home sites by our share of the earnings/losses of the joint venture on the home sites we purchase. At October 31, 2014, we had approximately $140.2 million invested in or advanced to our Land Development Joint Ventures and funding commitments of $32.8 million to four of the Land Development Joint Ventures which would be funded if additional investments in the ventures are required. At October 31, 2014, three of these joint ventures had aggregate loan commitments of $175.0 million and outstanding borrowings against these commitments of $96.1 million.
At October 31, 2014, we had purchase commitments or understandings to acquire 573 home sites from three of these Land Development Joint Ventures for an estimated aggregate purchase price of $184.3 million. In addition, we expect to purchase approximately 3,300 additional lots from several Land Development Joint Ventures in which we have interests. The purchase price of the lots will be determined at a future date.
Set forth below is additional information regarding activity in certain Land Development Joint Ventures; such activity is included in the summary information provided above.
In the third quarter of fiscal 2014, we received approximately 515 home sites from a Land Development Joint Venture in consideration of our previous investment in the joint venture. We have a commitment to this joint venture to fund approximately $17.1 million which represents our share of the major infrastructure improvements related to this community. Contributions to this joint venture related to the improvements will be included in “Inventory” in our Consolidated Balance Sheets when made.
In the first quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas. The joint venture expects to develop a master planned community consisting of up to 7,000 home sites and retail and commercial property. We have a 50% interest in this joint venture. Prior to the formation of the joint venture, we had entered into a land purchase agreement to acquire the land for approximately $79.3 million. We contributed our rights under the purchase agreement to the joint venture and were reimbursed by our joint venture partner for 50% of the costs we incurred prior to the formation of the joint venture. At October 31, 2014, we had an investment of $40.8 million in this joint venture. In May 2014, the joint venture obtained outside financing of $40.0 million to help fund the future development of the property. At October 31, 2014, the joint venture had $4.8 million of borrowing under the loan facility.
In the fourth quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a parcel of land in Maryland. The property consists of 945 acres that the joint venture expects to develop into approximately 1,300 home sites. We have a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the home sites to each of the members of the joint venture. At October 31, 2014, we had an investment of $11.8 million in this joint venture.
In the second quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 lots. We have a 50% interest in this joint venture. The joint venture expects to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other home builders. At October 31, 2014, the joint venture owned approximately 2,800 home sites. We made an initial investment of $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property, which can be expanded up to $40.0 million under certain conditions. At October 31, 2014, the joint venture had $21.5 million of borrowings under this line of credit. At October 31, 2014, we had an investment of $28.0 million in this joint venture and were committed to make additional contributions to this joint venture of up to $2.2 million.
In the third quarter of fiscal 2012, we acquired for approximately $110.0 million, a 50% interest in a joint venture with an unrelated party that owned and was developing over 2,000 home sites in Orange County, California. Under the terms of the operating agreement, we acquired 266 home sites in the first phase of the property from the joint venture. We intend to acquire approximately 545 additional home sites in future phases from the joint venture. At October 31, 2014, we had an investment of $57.7 million in this joint venture and were committed to make additional contributions of up to $10.0 million to this joint venture, if needed. The joint venture has a $110.0 million credit facility from a bank to fund the development of the property. At October 31, 2014, the venture had borrowed $69.8 million under the facility.
Home Building Joint Ventures
At October 31, 2014, we had an aggregate of $189.5 million of investments in and advances to various joint ventures with unrelated parties to develop approximately 560 luxury for-sale homes (“Home Building Joint Ventures”). At October 31, 2014, we had $33.2 million of funding commitments to two of these joint ventures.

Set forth below is additional information regarding activity in certain Home Building Joint Ventures; such activity is included in the summary information provided above.
In the first quarter of fiscal 2012, we entered into a joint venture in which we have a 50% interest to develop a high-rise luxury for-sale/rental project in the metro New York market. At October 31, 2014, we had an investment of $130.8 million. Under the terms of the agreement, upon completion of the construction of the building, we will acquire ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential rental units and retail space. We expect to receive title to our floors during the first half of fiscal 2015. At the time of transfer, our investment in this joint venture will be transferred to inventory.
In the third quarter of fiscal 2012, we invested in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in the metro New York market. At October 31, 2014, we had invested $24.0 million in this joint venture. We expect to make additional investments of approximately $24.9 million for the development of this project. We have also guaranteed approximately $7.1 million of payments related to the ground lease on this project. In November 2014, this joint venture, along with the hotel joint venture discussed in Rental Property Joint Ventures below, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. Each partner has an obligation to fund 50% of any payments made as a result of performing under these guarantees.
Rental Property Joint Ventures
At October 31, 2014, we had an aggregate of $93.6 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent apartments, commercial space, and a hotel (“Rental Property Joint Ventures”). At October 31, 2014, we had $18.4 million of funding commitments to these joint ventures. At October 31, 2014, six of these joint ventures had aggregate loan commitments of $424.2 million and outstanding borrowings against these commitments of $123.0 million.
Set forth below is additional information regarding activity in certain Rental Property Joint Ventures; such activity is included in the summary information provided above.
In the fourth quarter of 2014, we entered into a joint venture with an unrelated party to develop a 418-unit student housing project and retail space in College Park, Maryland, on land that we were under contract to purchase. We have a 25% interest in this joint venture. We made an initial investment of $11.9 million to the joint venture, which included $3.5 million of land deposits previously funded by us, and our partner made an initial capital contribution of $35.7 million. In addition, we received a reimbursement of $3.1 million for certain costs incurred by us prior to the closing of the joint venture. The joint venture obtained construction loan financing of $104.5 million to fund a portion of the cost of the development of the property. At October 31, 2014, the joint venture had $1.8 million of outstanding borrowings under the loan agreement. At October 31, 2014, we had an investment of $12.4 million in this joint venture.
In the first quarter of 2014, one of our Rental Property Joint Ventures entered into a $70.0 million construction loan agreement to finance construction of multifamily residential apartments in northern New Jersey. At October 31, 2014, this joint venture had $18.0 million of outstanding borrowings under the facility.
In the fourth quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a 287-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C., on land that we owned and conveyed to the joint venture. We have a 50% interest in this joint venture. As part of our initial capital contribution, we contributed land and improvements with a fair value of $27.1 million to the joint venture and subsequently received a cash distribution of $12.5 million to align the capital accounts of each of the members of the joint venture. In the fourth quarter of fiscal 2013, the joint venture entered into a $54.0 million construction loan agreement with a bank to finance the development of this project. At October 31, 2014, the joint venture had $29.5 million of outstanding borrowings under the construction loan agreement. At October 31, 2014, we had an investment of $14.8 million in this joint venture.
In the second quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a 38-story luxury for-rent residential apartment building and retail space in Jersey City, New Jersey, on land that we owned and conveyed to the joint venture. We have a 50% interest in this joint venture. As part of our initial capital contribution, we contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and a $1.2 million payment by the joint venture on our behalf to align the capital accounts of each of the members of the joint venture. In the second quarter of 2014, the joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At October 31, 2014, the joint venture had $46.8 million of borrowings under the facility. At October 31, 2014, we had an investment of $30.7 million in this joint venture.

In the fourth quarter of fiscal 2012, we invested in a joint venture in which we have a 50% interest to develop a multifamily residential apartment project containing approximately 398 units in suburban Philadelphia. In the first quarter of 2014, this joint venture entered into $56.0 million construction loan agreement to finance construction. At October 31, 2014, this venture had $16.6 million of borrowings under the facility. At October 31, 2014, we had an investment of $13.2 million in this joint venture.
In the third quarter of fiscal 2012, we invested in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in the metro New York market. At October 31, 2014, we had invested $14.6 million in this joint venture. We expect to make additional investments of approximately $17.0 million for the development of this property. In November 2014, this joint venture, along with the home building joint venture discussed in Home Building Joint Ventures above, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. See Home Building Joint Ventures above for additional information on this loan. We have also guaranteed approximately $2.1 million of payments related to the ground lease on this project.
Structured Asset Joint Venture
Through a wholly-owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), we are a 20% participant with two unrelated parties that acquired a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At October 31, 2014, we had an investment of $20.0 million in this Structured Asset Joint Venture.
Toll Brothers Realty Trust and Toll Brothers Realty Trust II
In fiscal 2005, we, together with an unrelated party, formed Trust II to invest in commercial real estate opportunities. Trust II is owned 50% by us and 50% by our partner. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized income of approximately $23.5 million in the first quarter of fiscal 2014, representing our share of the gain on the sale. In the three-month period ended April 30, 2014, we recognized an additional gain of $0.6 million from the sale of a property by Trust II. The gain on sale of assets is included in “Income from unconsolidated entities” on our Consolidated Statements of Operations and Comprehensive Income. In December 2013, we received a $20.0 million cash distribution from Trust II. At October 31, 2014, we had an investment of $1.2 million in Trust II. In addition, in the first quarter of fiscal 2014, we recognized $2.9 million in previously deferred gains on our initial sales of the properties to Trust II. This gain is included in “Other income - net” in our Consolidated Statements of Operations and Comprehensive Income.
In 1998, prior to the formation of Trust II, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr., and former members of our senior management; and one-third by an affiliate of PASERS. As of October 31, 2014, we had an investment in the Trust of $2.6 million. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.8 million, $4.2 million, and $2.7 million in fiscal 2014, 2013, and 2012, respectively. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014. This income is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities that may include any or all of the following: (i) project completion, including any cost overruns, in whole or in part; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) indemnification of the lender as to environmental matters affecting the unconsolidated entity; (iv) a hazardous material indemnity that holds the lender harmless against any obligations for which the lender may incur liability resulting from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In some instances, the guarantees provided in connection with loans to an unconsolidated entity are joint and several. In these situations, we generally have a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed upon share of the guarantee; however, if the joint venture partner does not have adequate financial resources to meet its obligations under the reimbursement agreement, we may be liable for more than our proportionate share.
We believe that as of October 31, 2014, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2014, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $599.2 million and had borrowed an aggregate of $219.0 million. The term of these guarantees generally ranges from 13 months to 47 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $599.2 million before any reimbursement from our partners. Based on the amounts borrowed at October 31, 2014, our maximum potential exposure under these guarantees is estimated to be approximately $219.0 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.2 million of ground lease payments and insurance deductibles for three joint ventures.
As of October 31, 2014, the estimated aggregate fair value of the guarantees was approximately $2.9 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At October 31, 2014, we determined that three of our joint ventures were VIEs under the guidance within ASC 810. We have, however, concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by us and the VIEs’ other members. Business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At October 31, 2014 and 2013, our investments in our unconsolidated joint ventures deemed to be VIEs, which are included in investments in and advances to unconsolidated entities in our Consolidated Balance Sheets, totaled $46.4 million and $22.9 million, respectively. At October 31, 2014, the maximum exposure of loss to our investments in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $43.4 million of additional commitments to the VIEs, $21.6 million of loan guarantees, and a $9.1 million guarantee of ground lease payments. At October 31, 2013, the maximum exposure to loss of our investments in unconsolidated joint ventures that are VIEs was limited to our investment in the unconsolidated VIEs, except with regard to a $41.7 million additional commitment to fund the joint ventures, $14.4 million of loan guarantees, and a $9.6 million guarantee of ground lease payments.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands). The column titled “Rental Property Joint Ventures” includes the Rental Property Joint Ventures, the Trust and Trust II described above.

Condensed Balance Sheets:

	October 31, 2014
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$31,968	$21,821	$33,040	$23,462	$110,291
Inventory	258,092	465,144			723,236
Non-performing loan portfolio				57,641	57,641
Rental properties			140,238		140,238
Rental properties under development			327,315		327,315
Real estate owned (“REO”)				184,753	184,753
Other assets (1)	30,166	75,164	14,333	77,986	197,649
Total assets	$320,226	$562,129	$514,926	$343,842	$1,741,123
Debt (1)	$102,042	$8,713	$333,128	$77,950	$521,833
Other liabilities	23,854	56,665	43,088	177	123,784
Members’ equity	194,330	496,751	138,710	106,298	936,089
Noncontrolling interest				159,417	159,417
Total liabilities and equity	$320,226	$562,129	$514,926	$343,842	$1,741,123
Company’s net investment in unconsolidated entities (2)	$140,221	$189,509	$97,353	$19,995	$447,078

	October 31, 2013
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$30,826	$31,164	$35,014	$40,097	$137,101
Inventory	350,150	338,814	4,998		693,962
Non-performing loan portfolio				107,411	107,411
Rental properties			164,325		164,325
Rental properties under development			133,081		133,081
Real estate owned (“REO”)				202,259	202,259
Other assets (1)	12,700	70,180	18,526	155,921	257,327
Total assets	$393,676	$440,158	$355,944	$505,688	$1,695,466
Debt (1)	$135,200	$11,977	$235,226	$155,900	$538,303
Other liabilities	21,015	19,636	9,461	379	50,491
Members’ equity	237,461	408,545	111,257	139,764	897,027
Noncontrolling interest				209,645	209,645
Total liabilities and equity	$393,676	$440,158	$355,944	$505,688	$1,695,466
Company’s net investment in unconsolidated entities (2)	$142,448	$166,271	$68,711	$25,703	$403,133

(1)
Included in other assets at October 31, 2014 and 2013, of the Structured Asset Joint Venture are $78.0 million and $155.9 million, respectively, of restricted cash held in a defeasance account that will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of the acquisition price of an investment in a land development joint venture in fiscal 2012 that was in excess of our pro rata share of the underlying equity, impairments related to our investment in unconsolidated entities, a loan made to one of the entities by us, interest capitalized on our investment, the estimated fair value of the guarantees provided to the joint ventures, and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2014
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$136,949	$54,923	$32,875	$8,023	$232,770
Cost of revenues	73,628	53,221	14,250	14,152	155,251
Other expenses	730	5,165	35,003	1,585	42,483
Total expenses	74,358	58,386	49,253	15,737	197,734
Gain on disposition of loans and REO				30,420	30,420
Income (loss) from operations	62,591	(3,463)	(16,378)	22,706	65,456
Other income	66	105	45,933	3,121	49,225
Net income (loss)	62,657	(3,358)	29,555	25,827	114,681
Less: income attributable to noncontrolling interest				(15,496)	(15,496)
Net income (loss) attributable to controlling interest	62,657	(3,358)	29,555	10,331	99,185
Other comprehensive income			728		728
Total comprehensive income (loss)	$62,657	$(3,358)	$30,283	$10,331	$99,913
Company’s equity in earnings (losses) of unconsolidated entities (3)	$1,190	$(2,034)	$40,081	$1,904	$41,141

	For the year ended October 31, 2013
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$43,937	$40,386	$38,727	$37,492	$160,542
Cost of revenues	20,142	36,208	16,704	30,496	103,550
Other expenses	1,146	2,554	20,875	3,399	27,974
Total expenses	21,288	38,762	37,579	33,895	131,524
Gain on disposition of loans and REO				68,323	68,323
Income from operations	22,649	1,624	1,148	71,920	97,341
Other income	11	571	86	329	997
Net income	22,660	2,195	1,234	72,249	98,338
Less: income attributable to noncontrolling interest				(43,349)	(43,349)
Net income attributable to controlling interest	22,660	2,195	1,234	28,900	54,989
Other comprehensive income			922		922
Total comprehensive income	$22,660	$2,195	$2,156	$28,900	$55,911
Company’s equity in earnings of unconsolidated entities (3)	$3,288	$1,471	$3,965	$5,668	$14,392

	For the year ended October 31, 2012
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$39,278	$89,947	$37,035	$31,686	$197,946
Cost of revenues	36,315	65,068	13,985	32,828	148,196
Other expenses	1,414	3,477	21,226	8,646	34,763
Total expenses	37,729	68,545	35,211	41,474	182,959
Gain on disposition of loans and REO				42,244	42,244
Income from operations	1,549	21,402	1,824	32,456	57,231
Other income	2,658	153	4	691	3,506
Net income	4,207	21,555	1,828	33,147	60,737
Less: income attributable to noncontrolling interest				(19,888)	(19,888)
Net income attributable to controlling interest	4,207	21,555	1,828	13,259	40,849
Other comprehensive income					—
Total comprehensive income	$4,207	$21,555	$1,828	$13,259	$40,849
Company’s equity in earnings of unconsolidated entities (3)	$3,995	$15,303	$1,602	$2,692	$23,592

(3)
Differences between our equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result of prior impairments related to our investment in unconsolidated entities, a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, and our share of the entities’ profits related to home sites purchased by us which reduces the our cost basis of the home sites acquired.

5. Investments in Distressed Loans and Foreclosed Real Estate
Investments in Distressed Loans
Investments in distressed loans consisted of the following at October 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Unpaid principal balance	$13,187	$63,381
Discount on acquired loans	(9,186)	(27,007)
Carrying value	$4,001	$36,374
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

The following table summarizes, for the distressed loans acquired in fiscal 2012 that were accounted for in accordance with ASC 310-30, the accretable yield and the nonaccretable difference of our investment in these loans as of their acquisition date (amounts in thousands):

2012
Contractually required payments, including interest	$58,234
Nonaccretable difference	(8,235)
Cash flows expected to be collected	49,999
Accretable yield	(20,514)
Distressed loans carrying amount	$29,485
There were no distressed loans purchased during the years ended October 31, 2014 and 2013, that met the requirements of ASC 310-30.
The accretable yield activity for investments in distressed loans accounted for under ASC 310-30 for the years ended October 31, 2014, 2013, and 2012, was as follows (amounts in thousands):

	2014	2013	2012
Balance, beginning of period	$6,606	$17,196	$42,326
Loans acquired	—	—	20,514
Additions	554	1,654	5,539
Deletions	(6,204)	(7,728)	(40,227)
Accretion	(956)	(4,516)	(10,956)
Balance, end of period	$—	$6,606	$17,196
Additions primarily represent the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represent loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As of October 31, 2014, we have no distressed loans where interest is accreting.
We also acquire distressed loans where we have determined that (i) it is possible to collect all contractual amounts due under the terms of the loan, (ii) we expect to utilize the real estate secured by the loans in our operations, or (iii) forecasted cash flows cannot be reasonably estimated. For non-performing loans acquired meeting any of these conditions, in accordance with
ASC 310-10, “Receivable,” (“ASC 310-10”) the loans are classified as nonaccrual and interest income is not recognized. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. For performing loans, payments are applied to principal and interest in accordance with the terms of the loan when received. At October 31, 2014 and 2013, we had investments in performing and non-performing loans, accounted for in accordance with ASC 310-10, as follows (amounts in thousands):

	2014	2013
Performing loans	$—	$827
Non-performing loans	$4,001	$21,449
For the year ended October 31, 2013, we, through Gibraltar purchased distressed loans for approximately $26.0 million. The purchases included performing and non-performing loans secured by retail shopping centers, residential land, and golf courses located in seven states. No loans were purchased during the year ended October 31, 2014.

Foreclosed Real Estate Owned (REO)
The following table presents the activity in REO at October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Balance, beginning of period	$72,972	$58,353	$5,939
Additions	22,220	23,470	54,174
Sales	(23,696)	(7,842)	(1,353)
Impairments	(1,358)	(505)	(126)
Depreciation	(339)	(504)	(281)
Balance, end of period	$69,799	$72,972	$58,353
As of October 31, 2014, approximately $11.7 million and $58.1 million of REO were classified as held-for-sale and held-and-used, respectively. As of October 31, 2013, approximately $7.6 million and $65.3 million of REO were classified as held-for-sale and held-and-used, respectively. For the years ended October 31, 2014, 2013, and 2012, we recorded gains of $4.5 million, $3.6 million, and $0.6 million from acquisitions of REO through foreclosure, respectively.
General
Our earnings from Gibraltar’s operations, excluding our investment in the Structured Asset Joint Venture, are included in “Other income - net” in the Consolidated Statements of Operations and Comprehensive Income. In the years ended October 31, 2014, 2013, and 2012, we recognized $14.4 million, $10.2 million, and $4.5 million, of earnings (excluding earnings from our investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2014 and 2013, loans payable consisted of the following (amounts in thousands):

	2014	2013
Senior unsecured term loan	$500,000
Loans payable - other	154,261	$107,222
	$654,261	$107,222
Credit Facility
On August 1, 2013, we entered into a $1.035 billion unsecured, five-year revolving credit facility (“Credit Facility”) with a syndicate of 15 banks (“Aggregate Credit Commitment”), which extends to August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the Credit Facility equal to (i) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2014, the interest rate on outstanding borrowings under the Credit Facility would have been 2.10% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the Credit Agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the Credit Facility) of no less than approximately $2.48 billion. Under the terms of the Credit Facility, at October 31, 2014, our leverage ratio was approximately 0.71 to 1.00 and our tangible net worth was approximately $3.80 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $1.74 billion as of October 31, 2014.
The Credit Facility replaced our revolving credit facility entered into as of October 22, 2010 (the “2010 Facility”). Upon entering into the Credit Facility, we voluntarily terminated the 2010 Facility on August 1, 2013. No early termination penalties were incurred by us as a result of the termination of the 2010 Facility.

At October 31, 2014, we had no borrowings outstanding under the Credit Facility and had outstanding letters of credit of approximately $94.8 million. As part of the Acquisition, we borrowed $370.0 million under the Credit Facility on February 3, 2014, all of which had been repaid as of October 31, 2014.
Senior Unsecured Term Loan
On February 3, 2014, we entered into a 5-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of 10 banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we added an additional lender to the Term Loan Facility and increased the Term Loan Facility by $15.0 million. We drew down the $15.0 million from the facility in October 2014.
We may select interest rates for the Term Loan Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) SunTrust Bank’s prime rate, (b) the federal funds effective rate plus 0.5%, and (c) one-month LIBOR plus 1%) plus an applicable margin, or (iii) the federal funds/Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25%, and (b) one-month LIBOR), with the applicable margin, in each case, based on our leverage ratio. At October 31, 2014, the interest rate on the Term Loan Facility was 1.81% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Credit Facility. The Term Loan Facility will mature, and amounts owing thereunder will become due and payable, on February 3, 2019.
364-Day Senior Unsecured Revolving Credit Facility
On February 4, 2014, we entered into a 364-day senior unsecured revolving credit facility (the “364-Day Facility”) with five banks. The 364-Day Facility provided for an unsecured revolving credit facility to be made available to us until February 3, 2015 in the amount of $500.0 million. The 364-Day Facility allowed us to select interest rates for the 364-Day Facility equal to (i) LIBOR plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) Citibank’s prime rate, (b) the federal funds effective rate plus 0.5%, and (c) one-month LIBOR plus 1%) plus an applicable margin, or (iii) the federal funds/Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25%, and (b) one-month LIBOR), with the applicable margin, in each case, based on our leverage ratio. We were obligated to pay an undrawn commitment fee.
We and substantially all of our 100%-owned home building subsidiaries were guarantors under the 364-Day Facility. The 364-Day Facility contained substantially the same financial covenants as the Credit Facility.
In October 2014, we voluntarily terminated the 364-Day Facility. No amounts were ever borrowed under the 364-Day Facility.
Loans Payable - Other
Our loans payable - other represent purchase money mortgages on properties we had acquired that the seller had financed and various revenue bonds that were issued by government entities on behalf of us to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2014 and 2013, is included in the table below ($ amounts in thousands):

	2014	2013
Aggregate loans payable at October 31	$154,261	$107,222
Weighted-average interest rate	4.34%	4.53%
Interest rate range	0.15% - 7.87%	0.14% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$154,111	$106,358
Carrying value of assets securing loans	$428,122	$372,833
The contractual maturities of loans payable - other as of October 31, 2014, ranged from less than one month to 32 years.

Senior Notes
At October 31, 2014 and 2013, senior notes consisted of the following (amounts in thousands):

	2014	2013
4.95% Senior Notes due March 15, 2014	$—	$267,960
5.15% Senior Notes due May 15, 2015	300,000	300,000
8.91% Senior Notes due October 15, 2017	400,000	400,000
4.00% Senior Notes due December 31, 2018	350,000	—
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	—
0.5% Exchangeable Senior Notes due September 15, 2032	287,500	287,500
Bond discount	(2,332)	(3,894)
	$2,655,044	$2,321,442
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., our 100%-owned subsidiary. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by us and substantially all of our 100%-owned home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Credit Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of our subsidiaries that are not guarantors of the senior notes. The senior notes, other than the 0.5% Exchangeable Senior Notes due 2032 (“0.5% Senior Notes”), are redeemable in whole or in part at any time at our option, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes. The 0.5% Senior Notes are not redeemable by us prior to September 15, 2017.
In March 2014, we repaid the $268.0 million of outstanding principal amount of 4.95% Senior Notes due March 15, 2014.
In November 2013, we issued $350.0 million aggregate principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”). We received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes.
In September 2013, we repaid the outstanding principal amount of $104.8 million of our 5.95% Senior Notes due September 15, 2013.
In April 2013, we issued $300.0 million aggregate principal amount of 4.375% Senior Notes due 2023 (the “4.375% Senior Notes”) at par. We received $298.1 million of net proceeds from this issuance of 4.375% Senior Notes.
In May 2013, we issued an additional $100.0 million aggregate principal amount of 4.375% Senior Notes at a price equal to 103% of par value. We received $102.3 million of net proceeds from this additional issuance of 4.375% Senior Notes.
In November 2012, we repaid the $59.1 million of outstanding principal amount of 6.875% Senior Notes due November 15, 2012.
In September 2012, we issued $287.5 million aggregate principal amount of 0.5% Senior Notes. We received $282.5 million of net proceeds from the issuance of the 0.5% Senior Notes. The 0.5% Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. If all of the 0.5% Senior Notes are exchanged, we would issue approximately 5.9 million shares of our common stock. Shares issuable upon conversion of the 0.5% Senior Notes are included in the calculation of diluted earnings per share. See Note 11, “Income Per Share Information,” for more information regarding the number of shares included in the calculation of diluted earnings per share. Holders of the 0.5% Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017; September 15, 2022; and September 15, 2027. Toll Brothers Finance Corp. will have the right to redeem the 0.5% Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.
In February 2012, we issued $300 million aggregate principal amount of 5.875% Senior Notes due 2022 (the “5.875% Senior Notes”). We received $296.2 million of net proceeds from the issuance of the 5.875% Senior Notes. In March 2012, we issued an additional $119.9 million aggregate principal amount of our 5.875% Senior Notes in exchange for $80.7 million principal amount of our 6.875% Senior Notes due 2012 and $36.9 million principal amount of our 5.95% Senior Notes due 2013. We recognized a charge of $1.2 million in fiscal 2012 representing the aggregate costs associated with the exchange of both series of notes; these expenses are included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Mortgage Company Loan Facility
In July 2014, TBI Mortgage® Company (“TBI Mortgage”), our wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860. The Repurchase Agreement, as amended, provides for loan purchases up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100 million for a short period of time. The Repurchase Agreement, as amended, expires on July 21, 2015, and bears interest at LIBOR plus 2.00%, with a minimum rate of 2.00%. Borrowings under this facility are included in the fiscal 2014 maturities.
At October 31, 2014 and 2013, there were $90.3 million and $75.0 million, respectively, outstanding under the Repurchase Agreement, which are included in liabilities in the accompanying Consolidated Balance Sheets. At October 31, 2014 and 2013, amounts outstanding under the Repurchase Agreement were collateralized by $93.9 million and $113.5 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2014, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
General
As of October 31, 2014, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2015	$455,382
2016	$25,528
2017	$407,932
2018	$4,890
2019	$858,808
7. Accrued Expenses
Accrued expenses at October 31, 2014 and 2013, consisted of the following (amounts in thousands):

	2014	2013
Land, land development and construction	$124,816	$152,674
Compensation and employee benefits	118,607	111,561
Self-insurance	100,407	89,104
Warranty	86,282	43,819
Interest	33,993	25,675
Commitments to unconsolidated entities	3,293	3,804
Other	114,079	96,350
	$581,477	$522,987
Prior to the third quarter of fiscal 2014, we received stucco-related claims in certain completed communities located in Pennsylvania and Delaware, which are in our Mid-Atlantic region. During the third quarter of fiscal 2014, the rate of claims increased. Through the third quarter of fiscal 2014, we believed that our warranty accruals, self-insurance accruals, and our liability insurance were adequate to cover our cost of repairs for those claims. The rate of claims continued to increase during the fourth quarter of fiscal 2014. In response, we undertook a comprehensive review of homes in completed communities built during fiscal 2003 through fiscal 2009 in Pennsylvania and Delaware. Our review revealed that additional stucco-related repairs will likely be needed in these communities. As of October 31, 2014, we estimated our potential liability for known and unkn own claims to be approximately $54 million, of which we expect to recover approximately 40% from our outside insurance carriers. In addition to previously recognized warranty and self-insurance accruals, we recognized a $25.0 million additional charge in the fourth quarter of fiscal 2014 for estimated repair costs. The review included an analysis of the number of claims received, our inspection to-date of homes, an estimate of the number of homes we expect to repair and the extent of such repairs, and the amount of warranty and self-insurance reserves already recorded. We will continue to review and analyze these claims as they are submitted, and, due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated. The above charge is included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income.
We have received construction claims brought by three related multifamily community associations in the West region alleging issues with design and construction and damage to exterior common area elements. Our investigations of these matters are in the very early stages. We believe we have coverage under multiple owner controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. Our review of these matters is ongoing, and, due to the degree of judgment required, the potential for variability in our underlying assumptions, and the availability of insurance coverage, our actual future costs could differ from our estimates.

We do not believe that any resolution of the above matters, in excess of the amounts currently accrued would be material to our financial condition.
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2014, 2013, and 2012 as follows (amounts in thousands):

	2014	2013	2012
Balance, beginning of year	$43,819	$41,706	$42,474
Additions - homes closed during the year	18,588	14,652	10,560
Addition - liabilities acquired	11,044		731
Increase (decrease) in accruals for homes closed in prior years	2,913	(184)	479
Reclassification from self-insurance accruals*	7,554
Charge related to stucco-related claims*	24,950
Charges incurred	(22,586)	(12,355)	(12,538)
Balance, end of year	$86,282	$43,819	$41,706
* Estimated stucco-related claim costs as described above, have been included in warranty accruals.

8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2014, 2013, and 2012 ($ amounts in thousands):

	2014		2013		2012
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	176,604	35.0	93,694	35.0	39,530	35.0
State tax provision, net of federal benefit	23,778	4.7	11,363	4.2	4,711	4.2
Domestic production activities deduction	(14,796)	(2.9)		—		—
Other permanent differences	(6,214)	(1.2)	(4,914)	(1.8)		—
Reversal of accrual for uncertain tax positions	(11,022)	(2.2)	(5,580)	(2.1)	(34,167)	(30.3)
Accrued interest on anticipated tax assessments	1,847	0.4	3,704	1.4	5,000	4.4
Increase in unrecognized tax benefits	5,694	1.1		—	5,489	4.9
Valuation allowance — recognized	1,328	0.3	3,232	1.2		—
Valuation allowance — reversed	(13,256)	(2.6)	(4,569)	(1.7)	(394,718)	(349.5)
Other	587	0.1	161	0.1	(49)	—
Income tax provision (benefit)*	164,550	32.6	97,091	36.3	(374,204)	(331.3)

*	Due to rounding, amounts may not add.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated our rate for state income taxes at 7.2%, 6.5%, and 6.5% in fiscal 2014, 2013 and 2012, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Federal	$163,089	$93,451	$(329,277)
State	1,461	3,640	(44,927)
	$164,550	$97,091	$(374,204)

Current	$129,047	$23,209	$(21,296)
Deferred	35,503	73,882	(352,908)
	$164,550	$97,091	$(374,204)
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Balance, beginning of year	$78,105	$80,991	$104,669
Increase in benefit as a result of tax positions taken in prior years	10,314	5,699	5,000
Increase in benefit as a result of tax positions taken in current year	442		5,489
Decrease in benefit as a result of completion of audits	(1,222)		(1,782)
Decrease in benefit as a result of lapse of statute of limitations	(29,321)	(8,585)	(32,385)
Balance, end of year	$58,318	$78,105	$80,991
The statute of limitations has expired on our federal tax returns for fiscal years through 2010.

Our unrecognized tax benefits are included in “Income taxes payable” on our Consolidated Balance Sheets. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change. The anticipated changes will be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
We recognize potential interest and penalties in our tax provision (benefit). The amounts accrued for interest and penalties are included in “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision (benefit), before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the 12-month periods ended October 31, 2014, 2013, and 2012, and the amounts accrued for potential interest and penalties at October 31, 2014 and 2013 (amounts in thousands):

Expense recognized in Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2014	$9,694
2013	$5,699
2012	$5,000

Accrued at:
October 31, 2014	$33,867
October 31, 2013	$28,362
The components of net deferred tax assets and liabilities at October 31, 2014 and 2013 are set forth below (amounts in thousands):

	2014	2013
Deferred tax assets:
Accrued expenses	$61,023	$53,992
Impairment charges	231,098	262,346
Inventory valuation differences	26,789	28,448
Stock-based compensation expense	50,255	48,014
Amounts related to unrecognized tax benefits	19,297	35,603
State tax, net operating loss carryforward	47,330	55,763
Other	12,030	20,369
Total assets	447,822	504,535
Deferred tax liabilities:
Capitalized interest	102,951	100,514
Deferred income	2,511	7,388
Expenses taken for tax purposes not for book	21,076	29,257
Depreciation	4,012	4,548
Deferred marketing	23,073	21,089
Total liabilities	153,623	162,796
Net deferred tax assets before valuation allowances	294,199	341,739
Cumulative valuation allowance - state	(43,778)	(55,707)
Net deferred tax assets	$250,421	$286,032
Since the beginning of fiscal 2007, we recorded significant deferred tax assets as a result of the recognition of inventory impairments and impairments of investments in and advances to unconsolidated entities. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. In fiscal 2009, we recorded valuation allowances against our deferred tax assets due to our belief that the continued downturn in the housing market, the uncertainty as to its length and magnitude, our continued recognition of impairment charges, and operating losses were significant negative evidence of the need for a valuation allowance against our net deferred tax assets.
At October 31, 2012, we considered the need for a valuation allowance against our deferred tax assets considering all available and objectively verifiable positive and negative evidence. That evidence principally consisted of (i) an indication that the events and conditions that gave rise to significant losses in prior years were unlikely to recur in the foreseeable future, (ii) a return to profitability in fiscal 2012 together with expectations of continuing profitability in fiscal 2013, supported by existing backlog, and beyond, and (iii) the term of the statutory operating loss carryforward periods. At October 31, 2012, we determined that the valuation allowance on our federal deferred tax assets and certain state valuation allowances were no longer needed. Accordingly, in fiscal 2012, we reversed a valuation allowance in the amount of $394.7 million; this has been reported as a component of “Income tax provision (benefit)” in the accompanying Consolidated Statements of Operations and Comprehensive Income. During fiscal 2013, we continued to re-evaluate the need for our remaining state valuation allowance and updated our fiscal 2012 analysis. Based upon our better than forecasted operating results in fiscal 2013, our significantly higher backlog at October 31, 2013, and improved forecast of results of operations in fiscal 2014, we reversed an additional $4.6 million of state deferred tax asset valuation allowance in fiscal 2013. In fiscal 2014, we continued to re-evaluate the need for our remaining state valuation allowance and updated our fiscal 2013 analysis. Based upon our operating results in fiscal 2014 and positive forecast of results of operations in fiscal 2015, we reversed an additional $13.3 million of state deferred tax asset valuation allowance in fiscal 2014. We will continue to review our deferred tax assets in accordance with ASC 740. The remaining valuation allowance at October 31, 2014 of $43.8 million relates to deferred tax assets in states that had not met the “more-likely-than-not” realization threshold criteria.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2014, we had 175.0 million shares of common stock issued and outstanding, 10.6 million shares of common stock reserved for outstanding stock options and restricted stock units, 8.8 million shares of common stock reserved for future stock option and award issuances, 5.9 million shares of common stock reserved for conversion of our 0.5% Senior Notes, and 0.5 million shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2014, no shares of preferred stock have been issued.
Stock Issuance
In November 2013, in anticipation of the Shapell Acquisition, we issued 7.2 million shares of our common stock, par value $0.01 per share, at a price to the public of $32.00 per share. We received $220.4 million of net proceeds from the issuance.
Stock Repurchase Program
In March 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock, $0.01 par value per share, in open market transactions or otherwise, for the purpose of providing shares for our various benefit plans.
The following table provides information about the share repurchase program for the fiscal years ended October 31, 2014, 2013, and 2012:

	2014	2013	2012
Number of shares purchased (in thousands)	2,947	498	20
Average price per share	$30.80	$30.90	$25.62
Remaining authorization at October 31 (in thousands)	5,321	8,268	8,766

On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for the Company’s equity award and other employee benefit plans and for any other and additional purpose or purposes as may be determined from time to time by the Board of Directors or the Public Debt & Equity Securities Committee of the Board of Directors. Additionally, our Board of Directors terminated, effective December 31, 2014, our March 2003 share repurchase program.

Stockholder Rights Plan and Transfer Restriction
In June 2007, we adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of our common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. No rights were exercisable at October 31, 2014.
On March 17, 2010, our Board of Directors adopted a Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Certificate of Amendment includes an amendment approved by our stockholders at the 2010 Annual Meeting of Stockholders that restricts certain transfers of our common stock in order to preserve the tax treatment of our net operating and unrealized tax losses. The Certificate of Amendment’s transfer restrictions generally restrict any direct or indirect transfer of our common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.95% to 4.95% or more of our common stock or increase the ownership percentage of a Person owning or deemed to own 4.95% or more of our common stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.
10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our nonemployee directors under our stock incentive plans. We have two active stock incentive plans, one for employees (including officers) and one for nonemployee directors. Our active stock incentive plans provide for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Our active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2014, 2013, and 2012, we had 8,821,000; 4,397,000; and 5,489,000 shares, respectively, available for grant under our stock incentive plans.
We have two additional stock incentive plans for employees, officers, and directors that are inactive except for outstanding stock option awards at October 31, 2014. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for nonemployee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Total stock-based compensation expense recognized	$21,656	$19,041	$15,575
Income tax benefit recognized	$8,322	$7,378	$5,711
At October 31, 2014, 2013, and 2012, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $24.0 million, $19.9 million, and $14.2 million, respectively.
Information about our more significant stock-based compensation programs is outlined below.
Stock Options:
Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period, and stock options granted to nonemployee directors generally vest over a two-year period. Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.
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

The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2014, 2013, and 2012:

	2014	2013	2012
Expected volatility	36.44% - 44.71%	44.04% - 48.13%	44.20% - 50.24%
Weighted-average volatility	42.71%	46.70%	46.99%
Risk-free interest rate	1.45% - 2.71%	0.64% - 1.56%	0.78% - 1.77%
Expected life (years)	4.55 - 9.02	4.48 - 8.88	4.59 - 9.06
Dividends	none	none	none
Weighted-average fair value per share of options granted	$14.26	$13.05	$8.70
The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense, related to stock options, for fiscal 2014, 2013 and 2012 was as follows (amounts in thousands):

	2014	2013	2012
Stock compensation expense recognized - options	$9,005	$7,703	$7,411
At October 31, 2014, total compensation cost related to nonvested stock option awards not yet recognized was approximately $13.0 million, and the weighted-average period over which we expect to recognize such compensation costs and tax benefit is approximately 3.2 years.
The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2014, 2013, and 2012 (amounts in thousands, except per share amounts):

	2014		2013		2012
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	9,924	$24.51	10,669	$23.23	12,868	$20.94
Granted	819	35.16	768	32.22	777	20.50
Exercised	(1,313)	20.88	(1,454)	19.21	(2,941)	12.52
Canceled	(72)	25.23	(59)	25.09	(35)	20.67
Balance, ending	9,358	$25.94	9,924	$24.51	10,669	$23.23
Options exercisable, at October 31,	7,482	$24.91	7,996	$24.49	8,540	$24.09
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2014, was 4.2 and 3.2, respectively.
The intrinsic value of options outstanding and exercisable is the difference between the fair market value of our common stock on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of our common stock on the date of exercise and the exercise price.
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Intrinsic value of options outstanding	$62,073	$84,938	$106,084
Intrinsic value of options exercisable	$55,776	$68,920	$77,936

Information pertaining to the intrinsic value of options exercised and the fair value of options that became vested or modified in each of the fiscal years ended October 31, 2014, 2013, and 2012, is provided below (amounts in thousands):

	2014	2013	2012
Intrinsic value of options exercised	$18,361	$19,632	$39,730
Fair value of options vested	$8,447	$8,334	$10,079
Our stock option plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors (“Executive Compensation Committee”). In a net exercise, we withhold from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable minimum income tax withholdings and remit the remaining shares to the optionee.
The following table provides information regarding the use of the net exercise method for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Options exercised	96,162	531,000	303,412
Shares withheld	58,819	405,838	151,889
Shares issued	37,343	125,162	151,523
Average market value per share withheld	$33.78	$32.22	$22.68
Aggregate market value of shares withheld (in thousands)	$1,987	$13,076	$3,445
In addition, pursuant to the provisions of our stock option plans, optionees are permitted to use the value of our common stock that they own to pay for the exercise of options (“stock swap method”).
The following table provides information regarding the use of the “stock swap method” for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Options exercised	7,006	6,534	19,686
Shares tendered	4,273	4,034	8,224
Shares issued	2,733	2,500	11,462
Average market value per share tendered	$33.01	$32.61	$25.52
Aggregate market value of shares tendered (in thousands)	$141	$132	$210
Performance-Based Restricted Stock Units:
In fiscal 2014, 2013, and 2012, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics by the Company in the year of grant. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document.

The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2014, 2013, and 2012:

	2014	2013	2012
Number of shares underlying Performance-Based RSUs to be issued	288,817	302,511	370,176
Closing price of our common stock on Valuation Date	$35.16	$37.78	$20.50
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$10,155	$11,429	$7,589
Aggregate number of Performance-Based RSUs outstanding at October 31	961,506	672,687	370,176
Performance-Based RSU expense recognized (in thousands)	$9,310	$6,946	$3,952
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$8,965	$8,120	$3,636
Stock Price-Based Restricted Stock Units:
In each of December 2010, 2009, and 2008, the Executive Compensation Committee approved awards to certain of our executives of stock price-based restricted stock unit (“Stock Price-Based RSUs”) awards relating to shares of our common stock. In fiscal 2012, we adopted a Performance-Based Restricted Stock Award program to replace the Stock Price-Based RSU program. The Stock Price-Based RSUs vested and the recipients were entitled to receive the underlying shares when the average closing price of our common stock on the NYSE, measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs, increased 30% or more over the closing price of our common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continued to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document.
In fiscal 2012, the Target Price of the Stock Price-Based RSUs issued in December 2010, 2009, and 2008 was met.
The Stock Price-Based RSUs issued in December 2010 were paid in fiscal 2014. The recipients of these RSUs elected to use a portion of the shares underlying the RSUs to pay the required income withholding taxes on the payout. The gross value of the payout was $10.5 million (306,000 shares), the minimum income tax withholding was $4.8 million (140,160 shares) and the net value of the shares delivered was $5.7 million (165,840 shares).
The Stock Price-Based RSUs issued in December 2009 were paid in fiscal 2013. The recipient of these RSUs elected to use a portion of the shares underlying the RSUs to pay the required income withholding taxes on the payout. The gross value of the payout was $6.5 million (200,000 shares), the minimum income tax withholding was $2.6 million (81,201 shares) and the net value of the shares delivered was $3.8 million (118,799 shares).
The Stock Price-Based RSUs issued in December 2008 were paid in fiscal 2012. The recipient of these RSUs elected to use a portion of the shares underlying the RSUs to pay the required minimum income withholding taxes on the payout. The gross value of the payout was $5.9 million (200,000 shares), the income tax withholding was $2.4 million (81,200 shares), and the net value of the shares delivered was $3.5 million (118,800 shares).
In fiscal 2014, 2013, and 2012, we recognized $0.2 million, $1.8 million and $2.9 million, respectively, of expense related to Stock Price-Based RSUs. At October 31, 2014, no Stock Price-Based RSUs were outstanding.

Nonperformance-Based Restricted Stock Units:
In December 2013, 2012, and 2011, we issued nonperformance-based restricted stock units (“RSUs”) to various officers, employees, and nonemployee directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of our common stock to be issued pursuant to the RSUs multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Nonperformance-Based RSUs issued:
Number of RSUs issued	99,336	94,080	107,820
Closing price of our common stock on date of issuance	$35.16	$32.22	$20.50
Aggregate fair value of RSUs issued (in thousands)	$3,493	$3,031	$2,210
Nonperformance-Based RSU expense recognized (in thousands):	$3,012	$2,490	$156

	2014	2013	2012
At October 31:
Aggregate Nonperformance-Based RSUs outstanding	304,286	225,252	137,764
Cumulative unamortized value of Nonperformance-Based RSUs (in thousands)	$2,043	$1,706	$1,326
Restricted Stock Units in Lieu of Compensation
In December 2008, we issued restricted stock units (“RSUs in Lieu”) relating to 62,051 shares of our common stock to a number of employees in lieu of a portion of the employees’ bonuses and in lieu of a portion of one employee’s 2009 salary. The amount applicable to employee bonuses was charged to our accrual for bonuses that we made in fiscal 2008, and the amount applicable to salary deferral ($130,000) was charged to “Selling, general and administrative” expense in the three-month period ended January 31, 2009.
During fiscal 2013, we withheld 8,509 shares subject to RSUs in Lieu to cover $308,000 of minimum income tax withholdings and we issued the remaining 29,460 shares to the recipients. During fiscal 2012, we withheld 356 shares subject to RSUs in Lieu to cover $10,000 of income tax withholdings and we issued the remaining 7,982 shares to the recipients.
In fiscal 2013, all remaining RSUs in Lieu outstanding were paid out to the participants.
Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2014, 574,000 shares were available for issuance.
The following table provides information regarding our employee stock purchase plan for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Shares issued	24,275	20,362	18,456
Average price per share	$30.59	$28.71	$22.58
Compensation expense recognized (in thousands)	$98	$77	$63

11. Income Per Share Information
Information pertaining to the calculation of income per share for each of the fiscal years ended October 31, 2014, 2013, and 2012, is as follows (amounts in thousands):

	2014	2013	2012
Numerator:
Net income as reported	$340,032	$170,606	$487,146
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,557	1,604	78
Numerator for diluted earnings per share	$341,589	$172,210	$487,224

Denominator:
Basic weighted-average shares	177,578	169,288	167,346
Common stock equivalents (a)	2,439	2,817	1,996
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	812
Diluted weighted-average shares	185,875	177,963	170,154
Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	1,970	1,509	3,646
Shares issued under stock incentive and employee stock purchase plans	1,453	1,213	2,927

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method, Stock Price-Based RSUs whose Target Price criteria have been met but are unpaid, and shares expected to be issued under Performance-Based Restricted Stock Units and Nonperformance-Based Restricted Stock Units.

(b)	Based upon the average of the average quarterly closing prices of our common stock on the NYSE for the year.
12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2014 and 2013, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2014	October 31, 2013
Corporate Securities	Level 2	$12,026	$52,508
Residential Mortgage Loans Held for Sale	Level 2	$101,944	$113,517
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$(341)	$(496)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(108)	$(181)
Forward Loan Commitments – IRLCs	Level 2	$108	$181
At October 31, 2014 and 2013, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Mortgage Loans Held for Sale
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date, and such pricing is applied to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income - net.” Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “Other income - net.”

The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At October 31, 2014	$100,463	$101,944	$1,481
At October 31, 2013	$111,896	$113,517	$1,621
IRLCs represent individual borrower agreements that commit us to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. We utilize best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby we agree to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. We estimate the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either “Receivables, prepaid expenses and other assets” or “Accrued expenses”, as appropriate, in our Consolidated Balance Sheets. To manage the risk of non-performance of investors regarding the Forward Commitments, we assess the creditworthiness of the investors on a periodic basis.
Marketable Securities
As of October 31, 2014 and 2013, the amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of marketable securities were as follows (amounts in thousands):

	October 31, 2014	October 31, 2013
Amortized cost	$12,028	$52,502
Gross unrealized holding gains	1	71
Gross unrealized holding losses	(3)	(65)
Fair value	$12,026	$52,508
The estimated fair values of corporate securities are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of October 31, 2014, ranged from 1 month to 13 months.
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies - Inventory,” for additional information regarding our methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Three months ended October 31, 2014	$337 - $902	7 - 23	12.5% - 16.5%
Three months ended July 31, 2014	$698 - $1,233	10 - 22	15.9%
Three months ended April 30, 2014	$634 - $760	4 - 7	12.0% - 15.3%
Three months ended January 31, 2014	$388 - $405	21 - 23	16.6%
Three months ended October 31, 2013	$315 - $362	2 - 7	15.0%
Three months ended July 31, 2013	$475 - $500	2	15.0%
Three months ended April 30, 2013	—	—	—%
Three months ended January 31, 2013	$303 - $307	15	15.3%

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized on operating communities ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
				$3,340
Fiscal 2012:
January 31	113	8	$49,758	$6,425
April 30	115	2	$22,962	2,560
July 31	115	4	$6,609	2,685
October 31	108	3	$9,319	1,400
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

	October 31, 2014	October 31, 2013
Carrying amount	$4,001	$36,374
Estimated fair value	$4,001	$45,355
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
Acquisition of Shapell
The purchase price allocation performed in connection with the Acquisition was primarily based on Level 3 inputs. The valuation techniques used to value the assets and liabilities acquired are described in Note 2, “Acquisition”.
Acquisition of CamWest
The purchase price allocation performed in connection with our acquisition of CamWest was primarily based on Level 3 inputs. The assets acquired were primarily inventory. The valuation techniques used to value this inventory were similar to the criteria used in valuing inventory as described in Note 1, “Significant Accounting Policies - Inventory”.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2014 and 2013 (amounts in thousands):

		October 31, 2014		October 31, 2013
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$654,261	$652,944	$107,222	$106,988
Senior notes (b)	Level 1	2,657,376	2,821,559	2,325,336	2,458,737
Mortgage company loan facility (c)	Level 2	90,281	90,281	75,000	75,000
		$3,401,918	$3,564,784	$2,507,558	$2,640,725

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to it for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their indicated market prices.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $7.8 million, $6.4 million and $5.0 million for the fiscal years ended October 31, 2014, 2013, and 2012, respectively.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred and the length of time that it has been deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $20.4 million at October 31, 2014 and 2013 for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant has completed 15 or 20 of service with us and reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 3.55%, 4.01%, and 3.07% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2014, 2013, and 2012, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2014, 2013 and 2012.

Information related to our retirement plans for each of the fiscal years ended October 31, 2014, 2013, and 2012, is as follows (amounts in thousands):

	2014	2013	2012
Plan costs:
Service cost	$470	$471	$389
Interest cost	1,277	1,044	1,212
Amortization of prior service cost	662	843	737
Amortization of unrecognized losses	8	144	66
	$2,417	$2,502	$2,404
Projected benefit obligation:
Beginning of year	$32,136	$34,319	$29,766
Plan amendments adopted during year	511	826	575
Service cost	470	471	389
Interest cost	1,277	1,044	1,212
Benefit payments	(971)	(888)	(731)
Change in unrecognized loss	1,183	(3,636)	3,108
Projected benefit obligation, end of year	$34,606	$32,136	$34,319
Unamortized prior service cost:
Beginning of year	$3,154	$3,171	$3,333
Plan amendments adopted during year	511	826	575
Amortization of prior service cost	(662)	(843)	(737)
Unamortized prior service cost, end of year	$3,003	$3,154	$3,171
Accumulated unrecognized loss, October 31	$1,703	$527	$4,307
Accumulated benefit obligation, October 31	$34,606	$32,136	$34,319
Accrued benefit obligation, October 31	$34,606	$32,136	$34,319
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2024 in the aggregate (in thousands):

Year ending October 31,	Amount
2015	$995
2016	$1,778
2017	$2,028
2018	$2,124
2019	$2,449
November 1, 2019 – October 31, 2024	$13,655

14. Accumulated Other Comprehensive Loss
The table below provides, for the fiscal years ended October 31, 2014 and 2013, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive (loss) income before reclassifications	(1,694)	13	364	(1,317)
Gross amounts reclassified from accumulated other comprehensive income (loss)	670	(6)		664
Income tax benefit (expense)	347	(4)	(141)	202
Other comprehensive (loss) income, net of tax	(677)	3	223	(451)
Balance, end of period	$(2,789)	$(2)	$(47)	$(2,838)

	2013
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(4,446)	$181	$(554)	$(4,819)
Other comprehensive income (loss) before reclassifications	2,810	(231)	435	3,014
Gross amounts reclassified from accumulated other comprehensive income (loss)	987	(57)		930
Income tax (expense) benefit	(1,463)	102	(151)	(1,512)
Other comprehensive income (loss), net of tax	2,334	(186)	284	2,432
Balance, end of period	$(2,112)	$(5)	$(270)	$(2,387)
Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income. See Note 13, “Employee Retirement and Deferred Compensation Plans,” for additional information. Reclassifications for the realized gains on available-for-sale securities are included in “Other income - net” in the Consolidated Statements of Operations and Comprehensive Income.
15. Commitments and Contingencies
Legal Proceedings
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made for probable losses and that the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we may, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain, or other factors exist that make the purchase undesirable, we may choose not to acquire the land. Whether a purchase agreement is legally terminated or not, we review the amount recorded for the land parcel subject to the purchase agreement to determine if the amount is recoverable. While we may not have formally terminated the purchase agreements for those land parcels that we do not expect to acquire, we write off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that we determine such costs are not recoverable.

Information regarding our land purchase commitments at October 31, 2014 and 2013, is provided in the table below (amounts in thousands):

	2014	2013
Aggregate purchase commitments:
Unrelated parties	$1,043,654	$1,301,987
Unconsolidated entities that the Company has investments in	184,260	61,738
Total	$1,227,914	$1,363,725
Deposits against aggregate purchase commitments	$103,422	$76,986
Additional cash required to acquire land	1,124,492	1,286,739
Total	$1,227,914	$1,363,725
Amount of additional cash required to acquire land included in accrued expenses	$764	$1,439
In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At October 31, 2014, we had purchase commitments to acquire land for apartment developments of approximately $29.9 million, of which we had outstanding deposits in the amount of $0.9 million.
In November 2014, we closed on a 99-year ground lease on land located within the metro New York market where we intend to develop a high-rise luxury cooperative-owned residential building. In August 2014, we paid $4.7 million representing two years of prepaid rent under the ground lease which is included in “Deposits against aggregate purchase commitments” above. Under the terms of the ground lease, once final approvals are received, we will be required to make an additional payment of $17.5 million. This additional required payment is included in “Aggregate purchase commitments – Unrelated parties” above. As we deliver homes to our home buyers, the obligation under this lease will transfer to the building’s cooperative. We expect to deliver all homes by fiscal 2018; therefore we have included two years of additional rent payments totaling $4.7 million that we expect to pay which is also included in “Aggregate purchase commitments – Unrelated parties” above.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in and Advances to Unconsolidated Entities
At October 31, 2014, we had investments in and advances to a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2014, we had outstanding surety bonds amounting to $559.2 million, primarily related to our obligations to various governmental entities to construct improvements in our various communities. We estimate that $333.9 million of work remains on these improvements. We have an additional $93.6 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2014, we had outstanding letters of credit of $94.8 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Warranty and Self-Insurance
See Note 1, “Significant Accounting Policies - Warranty and Self-Insurance” and Note 7, “Accrued Expenses,” for additional information regarding our obligations related to warranty and self-insurance matters.
Backlog
At October 31, 2014, we had agreements of sale outstanding to deliver 3,679 homes with an aggregate sales value of $2.72 billion.

Mortgage Commitments
Our mortgage subsidiary provides mortgage financing for a portion of our home closings. For those home buyers to whom our mortgage subsidiary provides mortgages, we determine whether the home buyer qualifies for the mortgage based upon information provided by the home buyer and other sources. For those home buyers who qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions. Prior to the actual closing of the home and funding of the mortgage, the home buyer will lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that is willing to honor the terms and conditions, including interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary.
Information regarding our mortgage commitments at October 31, 2014 and 2013, is provided in the table below (amounts in thousands):

	2014	2013
Aggregate mortgage loan commitments:
IRLCs	$191,604	$247,995
Non-IRLCs	709,401	645,288
Total	$901,005	$893,283
Investor commitments to purchase:
IRLCs	$191,604	$247,995
Mortgage loans receivable	93,261	107,873
Total	$284,865	$355,868
Lease Commitments
We lease certain facilities and equipment under non-cancelable operating leases. Rental expenses incurred by us under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2014	$12,385
2013	$10,973
2012	$11,183
At October 31, 2014, future minimum rent payments under our operating leases were (amounts in thousands):

Year ending October 31,	Amount
2015	$10,216
2016	8,191
2017	6,596
2018	5,316
2019	4,013
Thereafter	830
$35,162

16. Other Income - Net
The table below provides the components of other income - net for the years ended October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Interest income	$2,493	$4,457	$4,677
Income from ancillary businesses	10,653	9,912	6,608
Gibraltar	14,364	10,185	4,476
Management fee income from unconsolidated entities	7,306	2,890	2,212
Retained customer deposits	3,067	2,534	3,247
Land sales, net	25,489	4,435	1,425
Income recognized from settlement of litigation		13,229
Directly expensed interest	(656)
Other	3,476	4,596	3,276
Total other income - net	$66,192	$52,238	$25,921
For the year ended October 31, 2014, land sales, net includes $2.9 million of previously deferred gains on our initial sales of the properties to Trust II as further described in Note 4, “Investments in and Advances to Unconsolidated Entities.”
In fiscal 2013, we recognized income from the settlement of litigation as the result of three derivative lawsuits brought on our behalf against certain of our officers and directors.
Income from ancillary businesses includes the activity of our non-core businesses, which include our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides revenues and expenses for our non-core ancillary businesses for the years ended October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Revenue	$100,284	$89,182	$67,137
Expense	$89,631	$79,270	$60,529
The table below provides revenues and expenses recognized from land sales for the years ended October 31, 2014, 2013, and 2012 (amounts in thousands):

	2014	2013	2012
Revenue	$242,931	$29,252	$26,342
Expense	$217,442	$24,817	$24,917

17. Information on Operating Segments
The table below summarizes revenue and income (loss) before income taxes for each of our reportable segments for each of the fiscal years ended October 31, 2014, 2013, and 2012 (amounts in thousands):

	Revenues			Income (loss) before income taxes
	2014	2013	2012	2014	2013	2012
Traditional Home Building:
North	$662,734	$485,052	$350,639	$56,983	$32,648	$13,913
Mid-Atlantic	817,306	652,855	535,710	78,971	79,801	62,970
South	836,498	641,331	361,810	113,584	67,934	18,928
West	1,313,727	724,370	437,922	236,363	111,301	39,383
Traditional Home Building	3,630,265	2,503,608	1,686,081	485,901	291,684	135,194
City Living	281,337	170,691	196,700	104,580	53,345	61,910
Corporate and other				(85,899)	(77,332)	(84,162)
Total	$3,911,602	$2,674,299	$1,882,781	$504,582	$267,697	$112,942
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our Executive Officers and the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income and income from certain of our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.
Total assets for each of our reportable and geographic segments at October 31, 2014 and 2013, are shown in the table below (amounts in thousands):

	2014	2013
Traditional Home Building:
North	$1,053,787	$963,597
Mid-Atlantic	1,267,563	1,231,438
South	1,165,600	953,955
West	2,676,164	1,290,388
Traditional Home Building	6,163,114	4,439,378
City Living	834,949	674,302
Corporate and other	1,418,839	1,713,779
Total	$8,416,902	$6,827,459
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, and the assets of our Gibraltar investments, manufacturing facilities, and mortgage subsidiary.

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable and recoveries of prior charges for the years ended October 31, 2014, 2013, and 2012, as shown in the table below; the net carrying value of inventory and investments in and advances to unconsolidated entities for each of our reportable and geographic segments at October 31, 2014 and 2013, is also shown (amounts in thousands).

	Net Carrying Value		Impairments (Recoveries)
	At October 31,		Year ended October 31,
	2014	2013	2014	2013	2012
Inventory:
Land controlled for future communities:
Traditional Home Building:
North	$12,007	$16,267	$548	$822	$(907)
Mid-Atlantic	29,169	29,423	1,314	322	238
South	10,971	14,606	1,085	400	800
West	22,122	13,371	176	(361)	205
Traditional Home Building	74,269	73,667	3,123	1,183	336
City Living	48,264	26,135			115
	122,533	99,802	3,123	1,183	451
Land owned for future communities:
Traditional Home Building:
North	171,780	135,282
Mid-Atlantic	209,506	308,585			300
South	219,904	158,457			918
West	1,391,028	448,125
Traditional Home Building	1,992,218	1,050,449	—	—	1,218
City Living	363,656	237,181
	2,355,874	1,287,630	—	—	1,218
Operating communities:
Traditional Home Building:
North	834,266	785,175	8,600	940	2,725
Mid-Atlantic	994,859	866,256	7,755	200	5,500
South	793,835	690,302	1,200	2,000	3,445
West	1,177,820	697,573		200	600
Traditional Home Building	3,800,780	3,039,306	17,555	3,340	12,270
City Living	211,134	223,674			800
	4,011,914	3,262,980	17,555	3,340	13,070
Total	$6,490,321	$4,650,412	$20,678	$4,523	$14,739
Investments in and advances to unconsolidated entities:
Traditional Home Building:
Mid-Atlantic	$24,276	11,850
South	98,362	$50,452
West	59,573	110,467			(2,311)
Traditional Home Building	182,211	172,769	—	—	(2,311)
City Living	159,953	135,950
Corporate and other	104,914	94,414
Total	$447,078	$403,133	$—	$—	$(2,311)

18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Cash flow information:
Interest paid, net of amount capitalized	$10,131	$18,187	$1,223
Income tax payments	$71,608	3,130	$4,264
Income tax refunds	$8	$1,190
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$96,497	$45,726	$26,059
Financed portion of land sale	$6,586	$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$4,177	$3,035
Transfer of investment in REO to inventory		$764
Reclassification of deferred income from inventory to accrued liabilities		$4,545
Miscellaneous decreases to inventory			$(478)
Reclassification of inventory to property, construction, and office equipment	$9,482	$5,576
Increase (decrease) in unrecognized losses in defined benefit plans	$1,183	$(3,636)	$3,108
Defined benefit plan amendment	$511	826	$575
Income tax benefit related to exercise of employee stock options	$7,281	24,417	$3,885
Increase in accrued expenses related to Stock Price-Based RSUs	$5,086	$2,942
Income tax benefit (expense) recognized in total comprehensive income	$202	$(1,512)	$1,263
Reduction of investments in unconsolidated entities due to reduction in letters of credit or accrued liabilities			$448
Transfer of inventory to investment in distressed loans and foreclosed real estate			$(802)
Transfer of inventory to investment in unconsolidated entities	$4,152	$54,761	$5,793
Transfers of investment in unconsolidated entity to inventory	$2,704
Reclassification of deferred income from investment in unconsolidated entities to accrued liabilities			2,943
Unrealized gain (loss) on derivatives held by equity investees	$364	$435	$(875)
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,356	$1,582
Miscellaneous increases (decreases) to investments in unconsolidated entities	$249	$(1,811)	$(276)
Business Acquisitions:
Fair value of assets purchased, excluding cash acquired	$1,524,964		$149,959
Liabilities assumed	$35,848		$5,213
Cash paid, net of cash acquired	$1,489,116		$144,746

19. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at October 31, 2014
5.15% Senior Notes due 2015	$300,000
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
0.50% Exchangeable Senior Notes due 2032	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of the Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee, so long as (1) no default or event of default exists or would result from release of such guarantee, (2) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of our consolidated net worth as of the end of our most recent fiscal quarter, (3) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter, (4) such release would not have a material adverse effect on our and our subsidiaries home building business, and (5) the Guarantor Subsidiary is released from its guarantee under the Credit Facility. If there are no guarantors under the Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
As of October 31, 2014, one of our 100%-owned subsidiaries was released from its guarantee obligation on these Senior Notes. As of October 31, 2013, this subsidiary had inventory of $68.1 million which represented substantially all of its assets. The condensed consolidated financial statements shown below have been retroactively restated to reflect this subsidiary as a nonguarantor.
Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors.

Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Nonguarantor Subsidiaries, and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).
Consolidating Balance Sheet at October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	455,714	130,601	—	586,315
Marketable securities			1,997	10,029		12,026
Restricted cash	15,211		2,070	1,061		18,342
Inventory			6,260,303	230,018		6,490,321
Property, construction, and office equipment, net			126,586	16,424		143,010
Receivables, prepaid expenses, and other assets		16,802	114,863	137,496	(17,589)	251,572
Mortgage loans held for sale				101,944		101,944
Customer deposits held in escrow			39,912	2,161		42,073
Investments in and advances to unconsolidated entities			132,096	314,982		447,078
Investments in distressed loans				4,001		4,001
Investments in foreclosed real estate				69,799		69,799
Investments in and advances to consolidated entities	3,714,788	2,677,448	4,740		(6,396,976)	—
Deferred tax assets, net of valuation allowances	250,421					250,421
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902
LIABILITIES AND EQUITY
Liabilities
Loans payable			653,269	992		654,261
Senior notes		2,625,712			29,332	2,655,044
Mortgage company loan facility				90,281		90,281
Customer deposits			221,084	2,715		223,799
Accounts payable			225,106	241		225,347
Accrued expenses		31,906	386,223	181,649	(18,301)	581,477
Advances from consolidated entities			2,018,981	708,167	(2,727,148)	—
Income taxes payable	125,996					125,996
Total liabilities	125,996	2,657,618	3,504,663	984,045	(2,716,117)	4,556,205
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	712,162	49,400		1,734	(51,134)	712,162
Retained earnings	3,232,035	(12,768)	3,633,618	23,410	(3,644,260)	3,232,035
Treasury stock, at cost	(88,762)					(88,762)
Accumulated other comprehensive loss	(2,790)		(48)			(2,838)
Total stockholders’ equity	3,854,424	36,632	3,633,618	28,150	(3,698,448)	3,854,376
Noncontrolling interest				6,321		6,321
Total equity	3,854,424	36,632	3,633,618	34,471	(3,698,448)	3,860,697
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902

Consolidating Balance Sheet at October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	670,102	102,870	—	772,972
Marketable securities			42,491	10,017		52,508
Restricted cash	15,182		16,007	847		32,036
Inventory			4,557,132	93,280		4,650,412
Property, construction, and office equipment, net			116,809	14,511		131,320
Receivables, prepaid expenses, and other assets	33	15,675	101,007	132,015	(19,435)	229,295
Mortgage loans held for sale				113,517		113,517
Customer deposits held in escrow			46,888			46,888
Investments in and advances to unconsolidated entities			175,159	227,974		403,133
Investments in distressed loans				36,374		36,374
Investments in foreclosed real estate				72,972		72,972
Investments in and advances to consolidated entities	3,113,203	2,334,503	4,740		(5,452,446)	—
Deferred tax assets, net of valuation allowances	286,032					286,032
	3,414,450	2,350,178	5,730,335	804,377	(5,471,881)	6,827,459
LIABILITIES AND EQUITY
Liabilities
Loans payable			107,222			107,222
Senior notes		2,282,719			38,723	2,321,442
Mortgage company loan facility				75,000		75,000
Customer deposits			212,669			212,669
Accounts payable			167,733	54		167,787
Accrued expenses		25,045	355,590	161,402	(19,050)	522,987
Advances from consolidated entities			1,558,669	536,390	(2,095,059)	—
Income taxes payable	81,188					81,188
Total liabilities	81,188	2,307,764	2,401,883	772,846	(2,075,386)	3,488,295
Equity
Stockholders’ equity
Common stock	1,694		48	3,006	(3,054)	1,694
Additional paid-in capital	441,677	49,400		1,734	(51,134)	441,677
Retained earnings	2,892,003	(6,986)	3,328,656	20,637	(3,342,307)	2,892,003
Treasury stock, at cost						—
Accumulated other comprehensive loss	(2,112)		(252)	(23)		(2,387)
Total stockholders’ equity	3,333,262	42,414	3,328,452	25,354	(3,396,495)	3,332,987
Noncontrolling interest				6,177		6,177
Total equity	3,333,262	42,414	3,328,452	31,531	(3,396,495)	3,339,164
	3,414,450	2,350,178	5,730,335	804,377	(5,471,881)	6,827,459

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,950,509	79,097	(118,004)	3,911,602
Cost of revenues			3,098,048	9,406	(25,617)	3,081,837
Selling, general and administrative	132	3,670	457,808	55,721	(84,815)	432,516
	132	3,670	3,555,856	65,127	(110,432)	3,514,353
Income (loss) from operations	(132)	(3,670)	394,653	13,970	(7,572)	397,249
Other:
Income from unconsolidated entities			40,588	553		41,141
Other income - net	9,403		40,594	15,416	779	66,192
Intercompany interest income		148,177			(148,177)	—
Interest expense		(153,898)		(1,072)	154,970	—
Income from consolidated subsidiaries	495,311		19,476		(514,787)	—
Income (loss) before income taxes	504,582	(9,391)	495,311	28,867	(514,787)	504,582
Income tax provision (benefit)	164,550	(3,609)	190,349	11,094	(197,834)	164,550
Net income (loss)	340,032	(5,782)	304,962	17,773	(316,953)	340,032
Other comprehensive (loss) income	(677)		202	24		(451)
Total comprehensive income (loss)	339,355	(5,782)	305,164	17,797	(316,953)	339,581
Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,711,438	70,107	(107,246)	2,674,299
Cost of revenues			2,149,554	10,043	(26,297)	2,133,300
Selling, general and administrative	188	2,963	364,256	48,413	(75,888)	339,932
	188	2,963	2,513,810	58,456	(102,185)	2,473,232
Income (loss) from operations	(188)	(2,963)	197,628	11,651	(5,061)	201,067
Other:
Income from unconsolidated entities			9,318	5,074		14,392
Other income - net	9,433		32,217	12,616	(2,028)	52,238
Intercompany interest income		127,057			(127,057)	—
Interest expense		(133,500)		(646)	134,146	—
Income from consolidated subsidiaries	258,452		19,289		(277,741)	—
Income (loss) before income taxes	267,697	(9,406)	258,452	28,695	(277,741)	267,697
Income tax provision (benefit)	97,091	(3,691)	101,416	11,260	(108,985)	97,091
Net income (loss)	170,606	(5,715)	157,036	17,435	(168,756)	170,606
Other comprehensive income (loss)	2,334		114	(16)		2,432
Total comprehensive income (loss)	172,940	(5,715)	157,150	17,419	(168,756)	173,038

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,903,177	57,581	(77,977)	1,882,781
Cost of revenues			1,541,937	10,597	(20,439)	1,532,095
Selling, general and administrative	95	2,965	309,923	38,424	(64,150)	287,257
	95	2,965	1,851,860	49,021	(84,589)	1,819,352
Income (loss) from operations	(95)	(2,965)	51,317	8,560	6,612	63,429
Other:
Income from unconsolidated entities			18,342	5,250		23,592
Other income - net	1,327		20,032	10,181	(5,619)	25,921
Intercompany interest income		116,835			(116,835)	—
Interest expense		(115,141)		(701)	115,842	—
Income from consolidated subsidiaries	111,710		22,019		(133,729)	—
Income (loss) before income taxes	112,942	(1,271)	111,710	23,290	(133,729)	112,942
Income tax (benefit) provision	(374,204)		25,515	5,319	(30,834)	(374,204)
Net income (loss)	487,146	(1,271)	86,195	17,971	(102,895)	487,146
Other comprehensive loss	(1,839)		(71)	(7)		(1,917)
Total comprehensive income (loss)	485,307	(1,271)	86,124	17,964	(102,895)	485,229

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	137,023	15,644	279,724	(102,540)	(16,651)	313,200
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(13,161)	(1,913)		(15,074)
Sale and redemption of marketable securities			40,242			40,242
Investment in and advances to unconsolidated entities			(16,683)	(96,346)		(113,029)
Return of investments in unconsolidated entities			63,581	10,264		73,845
Investment in distressed loans and foreclosed real estate				(2,089)		(2,089)
Return of investments in distressed loans and foreclosed real estate				53,130		53,130
Acquisition of a business			(1,489,116)			(1,489,116)
Dividends received intercompany			15,000		(15,000)	—
Intercompany advances	(302,591)	(342,945)			645,536	—
Net cash used in investing activities	(302,591)	(342,945)	(1,400,137)	(36,954)	630,536	(1,452,091)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,739)				(4,739)
Proceeds from loans payable			1,156,300	1,073,071		2,229,371
Debt issuance costs for loans payable			(3,063)			(3,063)
Principal payments of loans payable			(704,320)	(1,062,795)		(1,767,115)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,365					220,365
Proceeds from stock-based benefit plans	28,364					28,364
Excess tax benefits from stock-based compensation	7,593					7,593
Purchase of treasury stock	(90,754)					(90,754)
Receipts related to noncontrolling interest				172		172
Dividends paid intercompany				(15,000)	15,000	—
Intercompany advances			457,108	171,777	(628,885)	—
Net cash provided by financing activities	165,568	327,301	906,025	167,225	(613,885)	952,234
Net (decrease) increase in cash and cash equivalents	—	—	(214,388)	27,731	—	(186,657)
Cash and cash equivalents, beginning of year	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of year	—	—	455,714	130,601	—	586,315

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	116,508	5,163	(518,598)	(161,333)	(10,703)	(568,963)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(15,038)	(11,529)		(26,567)
Purchase of marketable securities			(25,938)	(10,264)		(36,202)
Sale and redemption of marketable securities			357,583	60,263		417,846
Investment in and advances to unconsolidated entities			(34,071)	(59,327)		(93,398)
Return of investments in unconsolidated entities			43,405	26,404		69,809
Investment in distressed loans and foreclosed real estate				(26,155)		(26,155)
Return of investments in distressed loans and foreclosed real estate				27,370		27,370
Intercompany advances	(141,346)	(241,693)			383,039	—
Net cash provided by (used in) investing activities	(141,346)	(241,693)	325,941	6,762	383,039	332,703
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		400,383				400,383
Proceeds from loans payable				1,164,531		1,164,531
Principal payments of loans payable			(33,329)	(1,162,195)		(1,195,524)
Redemption of senior notes		(163,853)				(163,853)
Proceeds from stock-based benefit plans	15,798					15,798
Excess tax benefits from stock-based compensation	24,417					24,417
Purchase of treasury stock	(15,377)					(15,377)
Receipts related to noncontrolling interest				33		33
Intercompany advances			184,064	188,272	(372,336)	—
Net cash provided by financing activities	24,838	236,530	150,735	190,641	(372,336)	230,408
Net (decrease) increase in cash and cash equivalents	—	—	(41,922)	36,070	—	(5,852)
Cash and cash equivalents, beginning of year	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of year	—	—	670,102	102,870	—	772,972

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2012

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	4,365	5,564	(100,007)	(78,750)	(2,709)	(171,537)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(12,012)	92		(11,920)
Purchase of marketable securities			(519,737)	(60,221)		(579,958)
Sale and redemption of marketable securities			368,253			368,253
Investment in and advances to unconsolidated entities			(113,651)	(103,509)		(217,160)
Return of investments in unconsolidated entities			34,408	3,960		38,368
Investment in distressed loans and foreclosed real estate				(30,090)		(30,090)
Return of investments in distressed loans and foreclosed real estate				16,707		16,707
Acquisition of a business			(144,746)			(144,746)
Intercompany advances	(43,383)	(584,260)			627,643	—
Net cash used in investing activities	(43,383)	(584,260)	(387,485)	(173,061)	627,643	(560,546)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		578,696				578,696
Proceeds from loans payable				1,002,934		1,002,934
Principal payments of loans payable			(28,402)	(987,679)		(1,016,081)
Proceeds from stock-based benefit plans	33,747					33,747
Excess tax benefits from stock-based compensation	5,776					5,776
Purchase of treasury stock	(505)					(505)
Intercompany advances			450,906	174,028	(624,934)	—
Net cash provided by financing activities	39,018	578,696	422,504	189,283	(624,934)	604,567
Net decrease in cash and cash equivalents	—	—	(64,988)	(62,528)	—	(127,516)
Cash and cash equivalents, beginning of year	—	—	777,012	129,328	—	906,340
Cash and cash equivalents, end of year	—	—	712,024	66,800	—	778,824

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2014:
Revenue	$1,350,690	$1,056,857	$860,374	$643,681
Gross profit (a)	$288,115	$239,625	$172,376	$129,649
Income before income taxes	$188,538	$151,325	$93,484	$71,235
Net income	$131,524	$97,707	$65,222	$45,580
Income per share (b)
Basic	$0.74	$0.55	$0.37	$0.26
Diluted	$0.71	$0.53	$0.35	$0.25
Weighted-average number of shares
Basic	177,540	178,217	178,082	176,474
Diluted	185,669	186,501	186,442	184,888

Fiscal 2013:
Revenue	$1,044,534	$689,160	$516,004	$424,601
Gross profit	$222,273	$144,071	$95,991	$78,664
Income before income taxes	$150,150	$68,253	$40,968	$8,326
Net income	$94,905	$46,595	$24,674	$4,432
Income per share (b)
Basic	$0.56	$0.28	$0.15	$0.03
Diluted	$0.54	$0.26	$0.14	$0.03
Weighted-average number of shares
Basic	169,440	169,268	169,380	169,064
Diluted	177,952	178,001	178,136	171,903

(a)
Gross profit in the fourth quarter of 2014 included charges of $32.0 million associated with stucco-related claims, construction claims, and litigation. See Note 7, “Accrued Expenses,” for additional information regarding certain of these charges.

(b)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.