Form 10-Q
period 2015-01-31
TOLL BROTHERS INC
filed 2015-03-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
At March 2, 2015, there were approximately 175,626,000 shares of Common Stock, $0.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims; and the anticipated benefits to be realized from the consummation of the Shapell acquisition and the related post-closing asset sales.
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K, in press releases, in presentations, on our website, and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as market conditions, government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
For a more detailed discussion of these factors, see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the SEC and in this report.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to “fiscal 2014,” “fiscal 2013,” “fiscal 2012,” and “fiscal 2011” refer to our fiscal years ending October 31, 2014, October 31, 2013, October 31, 2012, and October 31, 2011, respectively. References herein to “fiscal 2015” refer to our fiscal year ending October 31, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2015	October 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$500,900	$586,315
Marketable securities	10,022	12,026
Restricted cash	17,462	18,342
Inventory	6,627,481	6,490,321
Property, construction, and office equipment, net	142,096	143,010
Receivables, prepaid expenses, and other assets	250,349	251,572
Mortgage loans held for sale	55,945	101,944
Customer deposits held in escrow	30,679	42,073
Investments in and advances to unconsolidated entities	463,578	447,078
Investments in distressed loans and foreclosed real estate	70,935	73,800
Deferred tax assets, net of valuation allowances	252,172	250,421
	$8,421,619	$8,416,902
LIABILITIES AND EQUITY
Liabilities
Loans payable	$665,652	$654,261
Senior notes	2,655,421	2,655,044
Mortgage company loan facility	46,559	90,281
Customer deposits	226,444	223,799
Accounts payable	222,061	225,347
Accrued expenses	577,070	581,477
Income taxes payable	65,768	125,996
Total liabilities	4,458,975	4,556,205
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,930 shares issued at both January 31, 2015 and October 31, 2014	1,779	1,779
Additional paid-in capital	718,195	712,162
Retained earnings	3,313,360	3,232,035
Treasury stock, at cost — 2,408 and 2,884 shares at January 31, 2015 and October 31, 2014, respectively	(74,058)	(88,762)
Accumulated other comprehensive loss	(3,021)	(2,838)
Total stockholders’ equity	3,956,255	3,854,376
Noncontrolling interest	6,389	6,321
Total equity	3,962,644	3,860,697
	$8,421,619	$8,416,902
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2015	2014
Revenues	$853,452	$643,681

Cost of revenues	650,032	514,032
Selling, general and administrative	106,314	97,870
	756,346	611,902
Income from operations	97,106	31,779
Other:
Income from unconsolidated entities	4,901	22,915
Other income - net	22,016	16,541
Income before income taxes	124,023	71,235
Income tax provision	42,698	25,655
Net income	$81,325	$45,580

Other comprehensive (loss) income, net of tax:
Change in pension liability	(178)	53
Change in fair value of available-for-sale securities	2	(31)
Unrealized (loss) income on derivative held by equity investee	(7)	241
Other comprehensive (loss) income	(183)	263
Total comprehensive income	$81,142	$45,843

Income per share:
Basic	$0.46	$0.26
Diluted	$0.44	$0.25
Weighted-average number of shares:
Basic	176,076	176,474
Diluted	184,107	184,888
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2015	2014
Cash flow used in operating activities:
Net income	$81,325	$45,580
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,809	5,289
Stock-based compensation	7,446	7,669
Excess tax benefits from stock-based compensation	(1,866)	(789)
Income from unconsolidated entities	(4,901)	(22,915)
Distributions of earnings from unconsolidated entities	4,393	22,143
Income from distressed loans and foreclosed real estate	(2,345)	(6,619)
Deferred tax (benefit) provision	(1,433)	1,711
Change in deferred tax valuation allowances	(207)	(448)
Inventory impairments and write-offs	1,144	1,982
Change in fair value of mortgage loans held for sale and derivative instruments	555	605
Gain on sale of marketable securities		(21)
Changes in operating assets and liabilities
Increase in inventory	(114,416)	(363,914)
Origination of mortgage loans	(167,063)	(146,354)
Sale of mortgage loans	212,356	200,830
Decrease (increase) in restricted cash	880	(139)
Increase in receivables, prepaid expenses, and other assets	(255)	(7,274)
Increase in customer deposits	14,039	7,132
Decrease in accounts payable and accrued expenses	(10,147)	(14,282)
(Decrease) increase in income taxes payable	(58,362)	19,426
Net cash used in operating activities	(33,048)	(250,388)
Cash flow used in investing activities:
Purchase of property and equipment — net	(2,884)	(2,853)
Sale and redemption of marketable securities	2,000	39,243
Investment in and advances to unconsolidated entities	(18,684)	(60,408)
Return of investments in unconsolidated entities	6,340	32,429
Investment in distressed loans and foreclosed real estate	(1,468)	(191)
Return of investments in distressed loans and foreclosed real estate	6,592	17,574
Deposit - acquisition of a business		(161,000)
Net cash used in investing activities	(8,104)	(135,206)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		600,000
Debt issuance costs for senior notes		(4,700)
Proceeds from loans payable	214,624	275,334
Principal payments of loans payable	(272,334)	(307,195)
Net proceeds from issuance of common stock		220,357
Proceeds from stock-based benefit plans	17,773	18,529
Excess tax benefits from stock-based compensation	1,866	789
Purchase of treasury stock	(6,242)	(84)
Receipts related to noncontrolling interest	50	81
Net cash (used in) provided by financing activities	(44,263)	803,111
Net (decrease) increase in cash and cash equivalents	(85,415)	417,517
Cash and cash equivalents, beginning of period	586,315	772,972
Cash and cash equivalents, end of period	$500,900	$1,190,489
See accompanying notes.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2014 balance sheet amounts and disclosures included herein have been derived from our October 31, 2014 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2015, the results of our operations for the three-month periods ended January 31, 2015 and 2014, and our cash flows for the three-month periods ended January 31, 2015 and 2014. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. We adopted ASU 2013-11 on November 1, 2014 and the adoption did not have a material effect on our condensed consolidated financial statements or disclosures.
In April 2013, the FASB issued ASU No. 2013-04, “Liabilities” (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. We adopted ASU 2013-04 on November 1, 2014 and the adoption did not have a material effect on our condensed consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for us beginning November 1, 2016, and, at that time, we may adopt the new standard retrospectively or use a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2015-02 will have on our condensed consolidated financial statements and disclosures.
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
2. Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold and may continue to sell to other builders. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million. At January 31, 2014, we had deposited with an escrow agent $161.0 million of the purchase price.
We did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to its home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisitions” in our Annual Report on Form 10-K for the year ended October 31, 2014 for additional information regarding the Acquisition.
In the three-month period ended January 31, 2014, we recorded acquisition-related costs of $0.8 million, which are included in the Condensed Consolidated Statements of Operations and Comprehensive Income within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” There were no acquisition-related costs incurred in the three-month period ended January 31, 2015.
3. Inventory
Inventory at January 31, 2015 and October 31, 2014 consisted of the following (amounts in thousands):

	January 31, 2015	October 31, 2014
Land controlled for future communities	$75,014	$122,533
Land owned for future communities	2,419,952	2,355,874
Operating communities	4,132,515	4,011,914
	$6,627,481	$6,490,321
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

Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below.

	January 31, 2015	October 31, 2014
Land owned for future communities:
Number of communities	18	16
Carrying value (in thousands)	$144,403	$122,015
Operating communities:
Number of communities	9	9
Carrying value (in thousands)	$27,451	$42,092

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2015	2014
Land controlled for future communities	$244	$682
Operating communities	900	1,300
	$1,144	$1,982
See Note 13, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
See Note 15, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2015, we evaluated our land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers; and the creditors of the sellers generally have no recourse against us. At January 31, 2015, we determined that 61 land purchase contracts, with an aggregate purchase price of $597.5 million, on which we had made aggregate deposits totaling $34.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2014, we determined that 63 land purchase contracts, with an aggregate purchase price of $578.2 million, on which we had made aggregate deposits totaling $30.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2015	2014
Interest capitalized, beginning of period	$356,180	$343,077
Interest incurred	40,504	39,944
Interest expensed to cost of revenues	(28,377)	(25,440)
Write-off against other income	(1,328)	(317)
Interest capitalized on investments in unconsolidated entities	(2,751)	(2,457)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory		1,811
Interest capitalized, end of period	$364,228	$356,618
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction, and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. We estimate that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at January 31, 2015 and 2014 would have been reduced by approximately $32.1 million and $37.1 million, respectively.

4. Investments in and Advances to Unconsolidated Entities
We have investments in and advances to various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental property joint ventures, Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”), and a structured asset joint venture. At January 31, 2015, we had investments in and advances to these unconsolidated entities of $463.6 million and were committed to invest or advance up to an additional $83.9 million to these entities if they require additional funding.
More specific information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
We have investments in and advances to a number of joint ventures with unrelated parties to develop land (“Land Development Joint Ventures”). Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. We recognize our share of earnings from the sale of home sites and other land by the Land Development Joint Ventures to other builders. With regard to home sites we purchase from the Land Development Joint Ventures, we adjust our cost basis in those home sites by our share of the earnings/losses of the joint venture on the home sites we purchase. At January 31, 2015, we had approximately $140.1 million invested in or advanced to the Land Development Joint Ventures and a funding commitment of $32.8 million to four of the Land Development Joint Ventures which would be funded if additional investment in the ventures is required. At January 31, 2015, three of these joint ventures had aggregate loan commitments of $175.0 million and outstanding borrowings against these commitments of $108.8 million.
At January 31, 2015, we had a purchase commitment or understandings to acquire 557 home sites from two of these Land Development Joint Ventures for an aggregate purchase price of $180.6 million. In addition, we expect to purchase approximately 3,300 additional lots from several Land Development Joint Ventures in which we have interests. The purchase price of the lots will be determined at a future date.
Set forth below is additional information regarding activity in certain Land Development Joint Ventures; such activity is included in the summary information provided above.
In the third quarter of fiscal 2014, we received approximately 515 home sites from a Land Development Joint Venture in consideration of our previous investment in the joint venture. We received an additional 48 home sites in the first quarter of fiscal 2015. We have a commitment to this joint venture to fund approximately $17.1 million which represents our share of the major infrastructure improvements related to this community. Contributions to this joint venture related to the improvements will be included in “Inventory” in our Condensed Consolidated Balance Sheets when made.
In the first quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas. The joint venture expects to develop a master planned community consisting of up to 7,000 home sites and retail and commercial property. We have a 50% interest in this joint venture. Prior to the formation of the joint venture, we entered into a land purchase agreement to acquire the land for approximately $79.3 million. We contributed our rights under the purchase agreement to the joint venture and were reimbursed by our joint venture partner for 50% of the costs we incurred prior to the formation of the joint venture. At January 31, 2015, we had an investment of $40.1 million in this joint venture. In May 2014, the joint venture obtained outside financing of $40.0 million to help fund the future development of the property. At January 31, 2015, this joint venture had $13.4 million of borrowings under the loan facility.
Home Building Joint Ventures
At January 31, 2015, we had an aggregate of $207.2 million of investments in and advances to various joint ventures with unrelated parties to develop approximately 640 luxury for-sale homes (“Home Building Joint Ventures”). At January 31, 2015, we had $34.0 million of funding commitments to two of these joint ventures.
Set forth below is additional information regarding activity in certain Home Building Joint Ventures; such activity is included in the summary information provided above.
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in the urban New York market on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we achieved on the sale was deferred and will be recognized as units are sold to the ultimate home buyer. At January 31, 2015, we had an investment of $16.7 million in this joint venture. The joint venture obtained construction loan financing of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At January 31, 2015, the joint venture had $37.4 million borrowed under the construction loan.
We invested in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in the urban New York market. At January 31, 2015, we had invested $24.5 million in this joint venture and expect to make additional investments of approximately $25.7 million for the development of this project. In November 2014, this joint venture, along with the hotel joint venture discussed in Rental Property Joint Ventures below, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. At January 31, 2015, this joint venture had $14.8 million of outstanding borrowings under the loan agreement.
We invested in a joint venture in which we have a 50% interest to develop a high-rise luxury for-sale/rental project in the metro New York market. At January 31, 2015, we had an investment of $132.0 million in this joint venture. Under the terms of the agreement, upon completion of the construction of the building, we will acquire ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner will receive ownership of the lower floors containing residential rental units and retail space. We expect to receive title to our floors during the second quarter of fiscal 2015. At the time of transfer, our investment in this joint venture will be transferred to inventory.
Rental Property Joint Ventures
At January 31, 2015, we had an aggregate of $94.3 million of investments in and advances to several joint ventures with unrelated parties to develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”). At January 31, 2015, we had $17.1 million of funding commitments to these joint ventures. At January 31, 2015, six of these joint ventures had aggregate loan commitments of $486.2 million and outstanding borrowings against these commitments of $172.1 million.
Set forth below is additional information regarding activity in certain Rental Property Joint Ventures; such activity is included in the summary information provided above.
We invested in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in the urban New York market. At January 31, 2015, we had invested $15.0 million in this joint venture and expect to make additional investments of approximately $15.6 million for the development of the hotel. In November 2014, this joint venture, along with the joint venture discussed in Home Building Joint Ventures above, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. At January 31, 2015, this joint venture had $7.5 million of outstanding borrowings under the loan agreement.
In the fourth quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a 418-unit student housing project and retail space in College Park, Maryland, on land that we were under contract to purchase. We have a 25% interest in this joint venture. We made an initial investment of $11.9 million to the joint venture, which included $3.5 million of land deposits previously funded by us, and our partner made an initial capital contribution of $35.7 million. In addition, we received a reimbursement of $3.1 million for certain costs incurred by us prior to the closing of the joint venture. The joint venture obtained construction loan financing of $104.5 million to fund a portion of the cost of the development of the property. At January 31, 2015, we had an investment of $12.5 million in this joint venture.
In the first quarter of 2014, two of our Rental Property Joint Ventures entered into $126.0 million of construction loan agreements to finance construction of multi-family residential apartments in suburban Philadelphia and northern New Jersey. At January 31, 2015, these joint ventures had $47.6 million borrowings under these facilities.
Structured Asset Joint Venture
Through our wholly-owned subsidiary, Gibraltar Capital and Asset Management LLC (“Gibraltar”), we are a 20% participant with two unrelated parties that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At January 31, 2015, we had an investment of $18.4 million in this Structured Asset Joint Venture.

Toll Brothers Realty Trust and Trust II
In fiscal 2005, we, together with an unrelated party, formed Trust II to invest in commercial real estate opportunities. Trust II is owned 50% by us and 50% by our partner. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized income of approximately $23.5 million in the first quarter of fiscal 2014, representing our share of the gain on the sale. The gain on sale of assets is included in “Income from unconsolidated entities” for the three months ended January 31, 2014 in our Condensed Consolidated Statement of Operations and Comprehensive Income. In December 2013, we received a $20.0 million cash distribution from Trust II. In addition, in the first quarter of fiscal 2014, we recognized $2.9 million in previously deferred gains on our initial sales of the properties to Trust II. This gain is included in “Other income - net,” for the three months ended January 31, 2014, in our Condensed Consolidated Statements of Operations and Comprehensive Income. At January 31, 2015, we had an investment of $1.1 million in Trust II.
In 1998, prior to the formation of Trust II, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of our senior management; and one-third by an unrelated party. As of January 31, 2015, we had an investment in the Trust of $2.6 million. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.6 million in each of the three-month periods ended January 31, 2015 and 2014. In three months ended January 31, 2015, we received a $2.0 million distribution which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014.
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
We believe that, as of January 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $883.2 million and had borrowed an aggregate of $333.1 million. The terms of these guarantees generally range from 10 months to 44 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $883.2 million before any reimbursement from our partners. Based on the amounts borrowed at January 31, 2015, our maximum potential exposure under these guarantees is estimated to be approximately $333.1 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.0 million of ground lease payments and insurance deductibles for three joint ventures.
As of January 31, 2015, the estimated aggregate fair value of the guarantees was approximately $4.4 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.

Variable Interest Entities
At January 31, 2015, we determined that one of our joint ventures was a VIE under the guidance within ASC 810, “Consolidation.” At October 31, 2014, we had determined that three of our joint ventures were VIEs under this guidance. We have, however, concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by us and the VIEs’ other members. Business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At January 31, 2015 and October 31, 2014, our investments in unconsolidated joint ventures deemed to be VIEs, which are included in “Investments in and advances to unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $8.0 million and $46.4 million, respectively. At January 31, 2015, the maximum exposure of loss to our investment in the unconsolidated joint venture that is a VIE is limited to our investment in the unconsolidated VIE, except with regard to $1.5 million of additional commitments to the VIE. At October 31, 2014, the maximum exposure of loss to our investment in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $43.4 million of additional commitments to fund the joint ventures and a $9.1 million guaranty of ground lease payments.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands). The column titled “Rental Property Joint Ventures” includes the Rental Property Joint Ventures, the Trust, and Trust II, described above.
Condensed Balance Sheets:

	January 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$32,545	$16,618	$30,610	$15,994	$95,767
Inventory	254,188	593,709			847,897
Non-performing loan portfolio				48,130	48,130
Rental properties			189,475		189,475
Rental properties under development			327,663		327,663
Real estate owned (“REO”)				174,046	174,046
Other assets (1)	42,153	71,609	12,090	77,988	203,840
Total assets	$328,886	$681,936	$559,838	$316,158	$1,886,818
Debt (1)	$109,886	$60,024	$384,590	$77,950	$632,450
Other liabilities	28,028	55,633	35,445	455	119,561
Members’ equity	190,972	566,279	139,803	95,113	992,167
Noncontrolling interest				142,640	142,640
Total liabilities and equity	$328,886	$681,936	$559,838	$316,158	$1,886,818
Company’s net investment in unconsolidated entities (2)	$140,083	$207,189	$97,954	$18,352	$463,578

	October 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$31,968	$21,821	$33,040	$23,462	$110,291
Inventory	258,092	465,144			723,236
Non-performing loan portfolio				57,641	57,641
Rental properties			140,238		140,238
Rental properties under development			327,315		327,315
Real estate owned (“REO”)				184,753	184,753
Other assets (1)	30,166	75,164	14,333	77,986	197,649
Total assets	$320,226	$562,129	$514,926	$343,842	$1,741,123
Debt (1)	$102,042	$8,713	$333,128	$77,950	$521,833
Other liabilities	23,854	56,665	43,088	177	123,784
Members’ equity	194,330	496,751	138,710	106,298	936,089
Noncontrolling interest				159,417	159,417
Total liabilities and equity	$320,226	$562,129	$514,926	$343,842	$1,741,123
Company’s net investment in unconsolidated entities (2)	$140,221	$189,509	$97,353	$19,995	$447,078

(1)
Included in other assets of the Structured Asset Joint Venture at January 31, 2015 and October 31, 2014 is $78.0 million of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

(2)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of the acquisition price of an investment in a land development joint venture in fiscal 2012 that was in excess of our pro-rata share of the underlying equity; impairments related to our investment in unconsolidated entities; a loan made to one of the entities by us; interest capitalized on our investment; the estimated fair value of the guarantees provided to the joint ventures; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the three months ended January 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$18,276	$19,294	$7,611	$889	$46,070
Cost of revenues	9,630	16,913	3,269	6,074	35,886
Other expenses	135	1,575	4,388	326	6,424
Total expenses	9,765	18,488	7,657	6,400	42,310
Gain on disposition of loans and REO				7,631	7,631
Income (loss) from operations	8,511	806	(46)	2,120	11,391
Other income		72		586	658
Net income (loss)	8,511	878	(46)	2,706	12,049
Less: income attributable to noncontrolling interest				(1,623)	(1,623)
Net income (loss) attributable to controlling interest	8,511	878	(46)	1,083	10,426
Other comprehensive loss			(22)		(22)
Total comprehensive income (loss)	$8,511	$878	$(68)	$1,083	$10,404
Company’s equity in earnings of unconsolidated entities (3)	$2,442	$542	$1,700	$217	$4,901

	For the three months ended January 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$1,544	$11,581	$9,449	$283	$22,857
Cost of revenues	681	10,374	3,971	2,350	17,376
Other expenses	255	999	12,055	459	13,768
Total expenses	936	11,373	16,026	2,809	31,144
Gain on disposition of loans and REO				3,908	3,908
Income (loss) from operations	608	208	(6,577)	1,382	(4,379)
Other income	1	39	42,858	123	43,021
Net income	609	247	36,281	1,505	38,642
Less: income attributable to noncontrolling interest				(903)	(903)
Net income attributable to controlling interest	609	247	36,281	602	37,739
Other comprehensive income			786		786
Total comprehensive income	$609	$247	$37,067	$602	$38,525
Company’s equity in earnings (losses) of unconsolidated entities (3)	$(32)	$182	$23,750	$(985)	$22,915

(3)
Differences between our equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result of a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Investments in Distressed Loans and Foreclosed Real Estate
Investments in distressed loans and foreclosed real estate (“REO”) consisted of the following as of the dates indicated (amounts in thousands):

	January 31, 2015	October 31, 2014
Investment in distressed loans	$4,001	$4,001
Investment in REO	66,934	69,799
	$70,935	$73,800
In prior periods, we presented our investments in distressed loans and REO in two separate line items on our Condensed Consolidated Balance Sheets. Our Condensed Consolidated Balance Sheet at October 31, 2014 has been reclassified to conform to the fiscal 2015 presentation.
Investments in Distressed Loans
Our investments in distressed loans represent non-performing loans classified as nonaccrual in accordance with ASC 310-10, “Receivable.” Interest income is not recognized on nonaccrual loans. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method.
Investments in REO
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Three months ended January 31,
	2015	2014
Balance, beginning of period	$69,799	$72,972
Additions	1,676	7,165
Sales	(4,286)	(808)
Impairments	(169)
Depreciation	(86)	(62)
Balance, end of period	$66,934	$79,267
As of January 31, 2015, approximately $10.0 million and $56.9 million of REO was classified as held-for-sale and held-and-used, respectively. As of January 31, 2014, approximately $18.9 million and $60.4 million of REO was classified as held-for-sale and held-and-used, respectively. For the three-month periods ended January 31, 2015 and 2014, we recorded gains of $0.2 million and $1.5 million, respectively, from acquisitions of REO through foreclosure.
General
Our earnings from Gibraltar’s operations, excluding our investment in the Structured Asset Joint Venture, are included in “Other income - net” in the Condensed Consolidated Statements of Operations and Comprehensive Income. In the three-month periods ended January 31, 2015 and 2014, we recognized $0.8 million and $4.3 million of earnings (excluding earnings from our investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations.
6. Loans Payable, Senior Notes and Mortgage Company Loan Facility
Loans Payable
At January 31, 2015 and October 31, 2014, loans payable consisted of the following (amounts in thousands):

	January 31, 2015	October 31, 2014
Senior unsecured term loan	$500,000	$500,000
Loans payable - other	165,652	154,261
	$665,652	$654,261

Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase.
Borrowings under the Term Loan Facility accrue interest at a rate per annum equal to, at our option, (i) the London Interbank Offering Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) SunTrust Bank’s prime rate, (b) the federal funds effective rate plus 0.5% and (c) one-month LIBOR plus 1%) plus an applicable margin or (iii) the federal funds / Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25% and (b) one-month LIBOR), with the applicable margin, in each case, determined based on our leverage ratio. At January 31, 2015, the interest rate on borrowings under the Term Loan Facility was 1.57% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below. The Term Loan Facility will mature and amounts owing thereunder will become due and payable on February 3, 2019.
Loans Payable - Other
Our “loans payable - other” represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on behalf of us to finance community infrastructure and our manufacturing facilities. At January 31, 2015, the weighted-average interest rate on “loans payable - other” was 4.21% per annum.
Credit Facility
On August 1, 2013, we entered into a $1.035 billion unsecured, five-year revolving credit facility (“Credit Facility”) with a syndicate of banks (“Aggregate Credit Commitment”). The commitments under the Credit Facility are scheduled to expire on August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for the issuance of letters of credit. The Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the commitments under the Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is determined based on our credit rating and leverage ratio. At January 31, 2015, the interest rate on outstanding borrowings determined under the Credit Facility would have been 1.86% per annum. We are obligated to pay an undrawn commitment fee to the lenders under the Credit Facility which is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.52 billion. Under the terms of the Credit Facility, at January 31, 2015, our leverage ratio was approximately 0.72 to 1.00 and our tangible net worth was approximately $3.91 billion. Based upon the minimum tangible net worth requirement in the Credit Facility, our ability to repurchase our common stock was limited to approximately $1.85 billion as of January 31, 2015.
At January 31, 2015, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $102.1 million.
Senior Notes
At January 31, 2015, we, through Toll Brothers Finance Corp, had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.66 billion.
In March 2014, we repaid the $268.0 million of the then outstanding principal amount of 4.95% Senior Notes due March 15, 2014.
In November 2013, we issued $350.0 million aggregate principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”). We received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes.

Mortgage Company Loan Facility
In July 2014, TBI Mortgage® Company (“TBI Mortgage”), our wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $50.0 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100.0 million for a short period of time. The Repurchase Agreement, as amended, expires on July 21, 2015 and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At January 31, 2015, the interest rate on the Repurchase Agreement was 2.17% per annum. At January 31, 2015, we had $46.6 million of outstanding borrowings under the Repurchase Agreement.
7. Accrued Expenses
Accrued expenses at January 31, 2015 and October 31, 2014 consisted of the following (amounts in thousands):

	January 31, 2015	October 31, 2014
Land, land development and construction	$106,178	$124,816
Compensation and employee benefits	118,237	118,607
Self-insurance	105,166	100,407
Warranty	84,695	86,282
Interest	38,187	33,993
Commitments to unconsolidated entities	4,749	3,293
Other	119,858	114,079
	$577,070	$581,477
Prior to the third quarter of fiscal 2014, we received stucco-related claims in certain completed communities located in Pennsylvania and Delaware, which are in our Mid-Atlantic region. During the third quarter of fiscal 2014, the rate of claims increased. Through the third quarter of fiscal 2014, we believed that our warranty accruals, self-insurance accruals, and our liability insurance were adequate to cover our cost of repairs for those claims. The rate of claims continued to increase during the fourth quarter of fiscal 2014. In response, we undertook a comprehensive review of homes in completed communities built during fiscal 2003 through fiscal 2009 in Pennsylvania and Delaware. Our review revealed that additional stucco-related repairs will likely be needed in these communities. As of October 31, 2014, we estimated our potential liability for known and unknown claims to be approximately $54.0 million, of which we expect to recover approximately 40% from our outside insurance carriers. In addition to previously recognized warranty and self-insurance accruals, we recognized a $25.0 million additional charge in the fourth quarter of fiscal 2014 for estimated repair costs. Our review included an analysis of the number of claims received, our inspection to-date of homes, an estimate of the number of homes we expect to repair and the extent of such repairs, and the amount of warranty and self-insurance reserves already recorded. We reviewed our potential liability again at January 31, 2015 and we believe that our existing reserves and insurance were sufficient. We will continue to review and analyze these claims as they are submitted, and, due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated. The above charge was included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income included in our Annual Report on Form 10-K for the year ended October 31, 2014.
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

We do not believe that any resolution of the above matters in excess of the amounts currently accrued would be material to our financial condition.

We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2015	2014
Balance, beginning of period	$86,282	$43,819
Additions - homes closed during the period	3,918	3,097
Increase in accruals for homes closed in prior years	868	344
Charges incurred	(6,373)	(4,572)
Balance, end of period	$84,695	$42,688
8. Income Taxes
We recorded an income tax provision of $42.7 million and $25.7 million for the three months ended January 31, 2015 and 2014, respectively. The effective tax rate for the three months ended January 31, 2015 was 34.4%, compared to 36.0% for the three months ended January 31, 2014. The income tax provisions for both periods included tax benefits related to the utilization of domestic production activities deductions and other permanent differences, offset by the provision for state income taxes and interest accrued on anticipated tax assessments.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate our rate for the full fiscal year for state income taxes at 6.8% and 7.2% for fiscal 2015 and 2014, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $43.6 million and $43.8 million as of January 31, 2015 and October 31, 2014, respectively.
At January 31, 2015, we had $59.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits may decrease by up to $31.1 million, primarily due to the expiration of certain statutes of limitations and potential settlements with taxing jurisdictions.
9. Stock-Based Benefit Plans
We grant stock options and various types of restricted stock units to our employees and our non-employee directors. Additionally, we have an employee stock purchase plan that allows employees to purchase our stock at a discount.
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2015	2014
Total stock-based compensation expense recognized	$7,446	$7,669
Income tax benefit recognized	$2,809	$2,972
At January 31, 2015 and October 31, 2014, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $39.7 million and $24.0 million, respectively.

10. Accumulated Other Comprehensive Loss
The tables below provide, for the periods indicated, the components of accumulated other comprehensive loss (amounts in thousands):

	Three months ended January 31, 2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,789)	$(2)	$(47)	$(2,838)
Other comprehensive (loss) income before reclassifications	(501)	3	(11)	(509)
Gross amounts reclassified from accumulated other comprehensive income	216			216
Income tax benefit (expense)	107	(1)	4	110
Other comprehensive (loss) income, net of tax	(178)	2	(7)	(183)
Balance, end of period	$(2,967)	$—	$(54)	$(3,021)

	Three months ended January 31, 2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive (loss) income before reclassifications	(77)	(29)	393	287
Gross amounts reclassified from accumulated other comprehensive income (loss)	164	(21)		143
Income tax (expense) benefit	(34)	19	(152)	(167)
Other comprehensive income (loss), net of tax	53	(31)	241	263
Balance, end of period	$(2,059)	$(36)	$(29)	$(2,124)

Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. Reclassifications for the realized gains on available-for-sale securities are included in “Other income - net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.
11. Stock Issuance and Stock Repurchase Program

Stock Issuance

In November 2013, in anticipation of the Acquisition, we issued 7.2 million shares of our common stock, par value $0.01 per share, at a price to the public of $32.00 per share. We received $220.4 million of net proceeds from the issuance.
Stock Repurchase Program
In March 2003, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for our various employee benefit plans.
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. Additionally, our Board of Directors terminated, effective December 31, 2014, our March 2003 share repurchase program.

The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2015	2014
Number of shares purchased (in thousands)	201	3
Average price per share	$31.08	$33.23
Remaining authorization at January 31 (in thousands)	19,999	8,266
12. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2015	2014
Numerator:
Net income as reported	$81,325	$45,580
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	394	397
Numerator for diluted earnings per share	$81,719	$45,977

Denominator:
Basic weighted-average shares	176,076	176,474
Common stock equivalents (a)	2,173	2,556
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858
Diluted weighted-average shares	184,107	184,888

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	2,367	1,602
Shares issued under stock incentive and employee stock purchase plans	677	1,013

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under Performance-Based Restricted Stock Units and Nonperformance-Based Restricted Stock Units.

(b)	Based upon the average closing price of our common stock on the NYSE for the period.
13. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2015	October 31, 2014
Marketable Securities	Level 2	$10,022	$12,026
Residential Mortgage Loans Held for Sale	Level 2	$55,945	$101,944
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$(189)	$(341)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$156	$(108)
Forward Loan Commitments—IRLCs	Level 2	$(156)	$108
At January 31, 2015 and October 31, 2014, the carrying value of cash and cash equivalents and restricted cash approximated fair value.

Marketable Securities
The fair value of our marketable securities approximates the amortized cost basis as of January 31, 2015 and October 31, 2014. The estimated fair values of marketable securities are based on quoted prices provided by brokers. The remaining contractual maturity of marketable securities as of January 31, 2015 was ten months.
Mortgage Loans Held for Sale
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2015	$55,170	$55,945	$775
At October 31, 2014	$100,463	$101,944	$1,481
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
IRLCs represent individual borrower agreements that commit us to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. We utilize best efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby we agree to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. We estimate the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either “Receivables, prepaid expenses and other assets” or “Accrued expenses” as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, we assess the credit worthiness of the investors on a periodic basis.

Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies – Inventory” in our Annual Report on Form 10-K for the year ended October 31, 2014 for additional information regarding our methodology on determining fair value. As further discussed in Note 1 in our Annual Report on Form 10-K for the year ended October 31, 2014, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired communities:

Three months ended:	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2015:
January 31	$289 - $680	1 - 7	13.5% - 16.0%

Fiscal 2014:
January 31	$388 - $405	21 - 23	16.6%
April 30	$634 - $760	4 - 7	12.0% - 15.3%
July 31	$698 - $1,233	10 - 22	15.9%
October 31	$337 - $902	7 - 23	12.5% - 16.5%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2015:
January 31	58	4	$24,968	$900
				$900
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555
Investments in REO
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

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2015		October 31, 2014
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$665,652	$661,233	$654,261	$652,944
Senior notes (b)	Level 1	2,657,376	2,822,338	2,657,376	2,821,559
Mortgage company loan facility (c)	Level 2	46,559	46,559	90,281	90,281
		$3,369,587	$3,530,130	$3,401,918	$3,564,784

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their indicated market prices.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
14. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Three months ended January 31,
	2015	2014
Interest income	$488	$1,064
Income from ancillary businesses	10,839	1,613
Gibraltar	822	4,332
Management fee income from unconsolidated entities	2,979	1,227
Retained customer deposits	1,340	888
Income from land sales	4,817	6,258
Other	731	1,159
Total other income - net	$22,016	$16,541
In the three months ended January 31, 2015, our security monitoring business recognized an $8.1 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. In the three month period ended January 31, 2014, income from land sales includes $2.9 million of previously deferred gains on our initial sales of the properties to Trust II as further described in Note 4, “Investments in and Advances to Unconsolidated Entities.”
Income from ancillary businesses includes the activity of our non-core businesses which include our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our non-core ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2015	2014
Revenue	$31,280	$20,940
Expense	$20,441	$19,327
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Three months ended January 31,
	2015	2014
Revenue	$104,021	$11,028
Deferred gain on land sale to joint venture	(9,260)
Expense	(89,944)	(4,770)
Income from land sales	$4,817	$6,258
Land sale revenues, for the three months ended January 31, 2015, include $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We will recognize the gain as units are sold to the ultimate home buyer. See Note 4, “Investments in and Advances to Unconsolidated Entities” for more information on this transaction.
15. Commitments and Contingencies
Legal Proceedings
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made for probable losses. We believe that the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
Investments in and Advances to Unconsolidated Entities
At January 31, 2015, we had investments in and advances to a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding our commitments to these entities.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain, or other factors exist that make the purchase undesirable, we may choose not to acquire the land. Whether a purchase agreement is legally terminated or not, we review the amount recorded for the land parcel subject to the purchase agreement to determine if the amount is recoverable. While we may not formally terminate the purchase agreements for those land parcels that we do not expect to acquire, we write off any non-refundable deposits and costs previously capitalized to such land parcels in the periods that we determine such costs are not recoverable.
Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2015	October 31, 2014
Aggregate purchase commitments:
Unrelated parties	$901,081	$1,043,654
Unconsolidated entities that the Company has investments in	180,602	184,260
Total	$1,081,683	$1,227,914
Deposits against aggregate purchase commitments	$70,499	$103,422
Additional cash required to acquire land	1,011,184	1,124,492
Total	$1,081,683	$1,227,914
Amount of additional cash required to acquire land in accrued expenses	$838	$764
In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2015, we also had purchase commitments to acquire land for apartment developments of approximately $29.9 million, of which we had outstanding deposits in the amount of $0.9 million.
In November 2014, we closed on a 99-year ground lease on land located within the metro New York market where we intend to develop a high-rise luxury cooperative-owned residential building. In August 2014, we paid $4.7 million representing two years of prepaid rent under the ground lease, which is included in “Deposits against aggregate purchase commitments” above. Under the terms of the ground lease, once final approvals are received, we will be required to make an additional payment of $17.5 million. This additional required payment is included in “Aggregate purchase commitments - Unrelated parties” above. As we deliver homes to our home buyers, the obligation under this lease will transfer to the building’s cooperative. We expect to deliver all homes by fiscal 2018; therefore, we have included two years of additional rent payments totaling $4.7 million that we expect to pay which is also included in “Aggregate purchase commitments - Unrelated parties” above.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

Surety Bonds and Letters of Credit
At January 31, 2015, we had outstanding surety bonds amounting to $603.6 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $370.4 million of work remains on these improvements. We have an additional $97.6 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2015, we had outstanding letters of credit of $102.1 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Warranty and Self-Insurance
See Note 7, “Accrued Expenses,” for additional information regarding our obligations related to warranty and self-insurance matters.
Backlog
At January 31, 2015, we had agreements of sale outstanding to deliver 3,651 homes with an aggregate sales value of $2.74 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2015	October 31, 2014
Aggregate mortgage loan commitments:
IRLCs	$234,576	$191,604
Non-IRLCs	720,270	709,401
Total	$954,846	$901,005
Investor commitments to purchase:
IRLCs	$234,576	$191,604
Mortgage loans receivable	48,094	93,261
Total	$282,670	$284,865

16. Information on Operating Segments
We operate in two segments: traditional home building and urban infill. We build and sell homes in traditional home building markets consisting of detached and attached homes in luxury residential communities located in affluent suburban markets which cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”).
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
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, California, Colorado, Nevada, and Washington
Revenue and income (loss) before income taxes for each of our reportable and geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2015	2014
Revenues:
Traditional Home Building:
North	$132,436	$127,644
Mid-Atlantic	163,388	169,096
South	161,867	150,559
West	287,942	186,226
Traditional Home Building	745,633	633,525
City Living	107,819	10,156
Total	$853,452	$643,681

Income (loss) before income taxes:
Traditional Home Building:
North	$10,567	$8,346
Mid-Atlantic	18,724	21,551
South	23,324	17,368
West	45,359	34,668
Traditional Home Building	97,974	81,933
City Living	51,345	(1,058)
Corporate and other	(25,296)	(9,640)
Total	$124,023	$71,235
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

Total assets for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands).

	January 31, 2015	October 31, 2014
Traditional Home Building:
North	$1,075,858	$1,053,787
Mid-Atlantic	1,281,066	1,267,563
South	1,208,771	1,165,600
West	2,729,539	2,676,164
Traditional Home Building	6,295,234	6,163,114
City Living	866,462	834,949
Corporate and other	1,259,923	1,418,839
Total	$8,421,619	$8,416,902
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.
Inventory for each of our reportable and geographic segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at January 31, 2015:
Traditional Home Building:
North	$10,388	$180,634	$864,404	$1,055,426
Mid-Atlantic	31,206	213,218	1,004,616	1,249,040
South	9,032	211,894	853,102	1,074,028
West	15,521	1,400,454	1,225,709	2,641,684
Traditional Home Building	66,147	2,006,200	3,947,831	6,020,178
City Living	8,867	413,752	184,684	607,303
	$75,014	$2,419,952	$4,132,515	$6,627,481

Balances at October 31, 2014:
Traditional Home Building:
North	$12,007	$171,780	$834,266	$1,018,053
Mid-Atlantic	29,169	209,506	994,859	1,233,534
South	10,971	219,904	793,835	1,024,710
West	22,122	1,391,028	1,177,820	2,590,970
Traditional Home Building	74,269	1,992,218	3,800,780	5,867,267
City Living	48,264	363,656	211,134	623,054
	$122,533	$2,355,874	$4,011,914	$6,490,321

Investments in and advances to unconsolidated entities for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2015	October 31, 2014
Traditional Home Building:
Mid-Atlantic	$11,841	$11,841
South	98,828	98,362
West	58,380	59,573
Traditional Home Building	169,049	169,776
City Living	178,223	159,953
Corporate and other	116,306	117,349
Total	$463,578	$447,078
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures, the Trust and Trust II, and the Structured Asset Joint Venture. In the first quarter of fiscal 2015, a Rental Property Joint Venture that was previously included in the Mid-Atlantic geographic segment was reclassified to “Corporate and other.” Our investment balance in this joint venture at October 31, 2014 of $12.4 million was reclassified in the table above to conform to the fiscal 2015 presentation.

17. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2015	2014
Cash flow information:
Interest capitalized, net of amount paid	$1,299	$17,359
Income tax payments	$102,772	$4,961
Income tax refunds	$71
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$26,211	$60,661
Reduction (increase) in inventory for our share of joint venture earnings in land purchased from unconsolidated entities and allocation of basis difference	$2,324	$(2,342)
Defined benefit plan amendment	$501	$77
Increase in accrued expenses related to Stock Price-Based RSUs paid		$4,968
Transfer of inventory to investment in unconsolidated entities		$700
Unrealized (loss) gain on derivatives held by equity investees	$(11)	$393
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,431	$430
Miscellaneous decreases to investments in unconsolidated entities	$(96)	$(450)

18. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at
January 31, 2015
5.15% Senior Notes due 2015	$300,000
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
0.50% Exchangeable Senior Notes due 2032	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Non-Guarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of the Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on our and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the Credit Facility. If there are no guarantors under the Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such disclosures would not be material to investors.
Supplemental consolidating financial information of Toll Brothers, Inc., the Subsidiary Issuer, the Guarantor Subsidiaries, the Nonguarantor Subsidiaries and the eliminations to arrive at Toll Brothers, Inc. on a consolidated basis is presented below ($ amounts in thousands).

Condensed Consolidating Balance Sheet at January 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	365,900	135,000	—	500,900
Marketable securities				10,022		10,022
Restricted cash	15,211		1,652	599		17,462
Inventory			6,330,188	297,293		6,627,481
Property, construction and office equipment, net			125,316	16,780		142,096
Receivables, prepaid expenses and other assets		15,915	119,138	133,764	(18,468)	250,349
Mortgage loans held for sale				55,945		55,945
Customer deposits held in escrow			29,424	1,255		30,679
Investments in and advances to unconsolidated entities			133,528	330,050		463,578
Investments in distressed loans and foreclosed real estate				70,935		70,935
Investments in and advances to consolidated entities	3,754,694	2,684,318	4,740		(6,443,752)	—
Deferred tax assets, net of valuation allowances	252,172					252,172
	4,022,077	2,700,233	7,109,886	1,051,643	(6,462,220)	8,421,619
LIABILITIES AND EQUITY
Liabilities:
Loans payable			665,652			665,652
Senior notes		2,628,457			26,964	2,655,421
Mortgage company loan facility				46,559		46,559
Customer deposits			221,118	5,326		226,444
Accounts payable			221,904	157		222,061
Accrued expenses		36,620	362,076	198,790	(20,416)	577,070
Advances from consolidated entities			1,929,665	759,301	(2,688,966)	—
Income taxes payable	65,768					65,768
Total liabilities	65,768	2,665,077	3,400,415	1,010,133	(2,682,418)	4,458,975
Equity:
Stockholders’ equity:
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	718,195	49,400		1,734	(51,134)	718,195
Retained earnings (deficits)	3,313,360	(14,244)	3,709,477	30,381	(3,725,614)	3,313,360
Treasury stock, at cost	(74,058)					(74,058)
Accumulated other comprehensive loss	(2,967)		(54)			(3,021)
Total stockholders’ equity	3,956,309	35,156	3,709,471	35,121	(3,779,802)	3,956,255
Noncontrolling interest				6,389		6,389
Total equity	3,956,309	35,156	3,709,471	41,510	(3,779,802)	3,962,644
	4,022,077	2,700,233	7,109,886	1,051,643	(6,462,220)	8,421,619

Condensed Consolidating Balance Sheet at October 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	455,714	130,601	—	586,315
Marketable securities			1,997	10,029		12,026
Restricted cash	15,211		2,070	1,061		18,342
Inventory			6,260,303	230,018		6,490,321
Property, construction and office equipment, net			126,586	16,424		143,010
Receivables, prepaid expenses and other assets		16,802	114,863	137,496	(17,589)	251,572
Mortgage loans held for sale				101,944		101,944
Customer deposits held in escrow			39,912	2,161		42,073
Investments in and advances to unconsolidated entities			132,096	314,982		447,078
Investments in distressed loans and foreclosed real estate				73,800		73,800
Investments in and advances to consolidated entities	3,714,788	2,677,448	4,740		(6,396,976)	—
Deferred tax assets, net of valuation allowances	250,421					250,421
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902
LIABILITIES AND EQUITY
Liabilities:
Loans payable			653,269	992		654,261
Senior notes		2,625,712			29,332	2,655,044
Mortgage company loan facility				90,281		90,281
Customer deposits			221,084	2,715		223,799
Accounts payable			225,106	241		225,347
Accrued expenses		31,906	386,223	181,649	(18,301)	581,477
Advances from consolidated entities			2,018,981	708,167	(2,727,148)	—
Income taxes payable	125,996					125,996
Total liabilities	125,996	2,657,618	3,504,663	984,045	(2,716,117)	4,556,205
Equity:
Stockholders’ equity:
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	712,162	49,400		1,734	(51,134)	712,162
Retained earnings (deficits)	3,232,035	(12,768)	3,633,618	23,410	(3,644,260)	3,232,035
Treasury stock, at cost	(88,762)					(88,762)
Accumulated other comprehensive loss	(2,790)		(48)			(2,838)
Total stockholders’ equity	3,854,424	36,632	3,633,618	28,150	(3,698,448)	3,854,376
Noncontrolling interest				6,321		6,321
Total equity	3,854,424	36,632	3,633,618	34,471	(3,698,448)	3,860,697
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			862,154	15,602	(24,304)	853,452
Cost of revenues			652,212	1,666	(3,846)	650,032
Selling, general and administrative	14	908	112,043	13,389	(20,040)	106,314
	14	908	764,255	15,055	(23,886)	756,346
Income (loss) from operations	(14)	(908)	97,899	547	(418)	97,106
Other:
Income from unconsolidated entities			4,722	179		4,901
Other income - net	2,370		10,233	10,585	(1,172)	22,016
Intercompany interest income		36,193			(36,193)	—
Interest expense		(37,652)		(131)	37,783	—
Income from subsidiaries	121,667		8,813		(130,480)	—
Income (loss) before income taxes	124,023	(2,367)	121,667	11,180	(130,480)	124,023
Income tax provision (benefit)	42,698	(891)	45,808	4,209	(49,126)	42,698
Net income (loss)	81,325	(1,476)	75,859	6,971	(81,354)	81,325
Other comprehensive loss	(178)		(5)			(183)
Total comprehensive income (loss)	81,147	(1,476)	75,854	6,971	(81,354)	81,142

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			650,772	15,602	(22,693)	643,681
Cost of revenues			515,637	2,602	(4,207)	514,032
Selling, general and administrative	55	937	102,700	13,637	(19,459)	97,870
	55	937	618,337	16,239	(23,666)	611,902
Income (loss) from operations	(55)	(937)	32,435	(637)	973	31,779
Other:
Income (loss) from unconsolidated entities			24,207	(1,292)		22,915
Other income - net	2,365		10,572	6,200	(2,596)	16,541
Intercompany interest income		38,144			(38,144)	—
Interest expense		(39,574)		(193)	39,767	—
Income from subsidiaries	68,925		1,711		(70,636)	—
Income (loss) before income taxes	71,235	(2,367)	68,925	4,078	(70,636)	71,235
Income tax provision (benefit)	25,655	(928)	27,012	1,598	(27,682)	25,655
Net income (loss)	45,580	(1,439)	41,913	2,480	(42,954)	45,580
Other comprehensive income	53		200	10		263
Total comprehensive income (loss)	45,633	(1,439)	42,113	2,490	(42,954)	45,843

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(48,956)	6,870	6,618	6,418	(3,998)	(33,048)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(2,528)	(356)		(2,884)
Sale and redemption of marketable securities			2,000			2,000
Investment in and advances to unconsolidated entities			(595)	(18,089)		(18,684)
Return of investments in unconsolidated entities			1,500	4,840		6,340
Investment in distressed loans and foreclosed real estate				(1,468)		(1,468)
Return of investments in distressed loans and foreclosed real estate				6,592		6,592
Intercompany advances	35,559	(6,870)			(28,689)	—
Net cash (used in) provided by investing activities	35,559	(6,870)	377	(8,481)	(28,689)	(8,104)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				214,624		214,624
Principal payments of loans payable			(12,988)	(259,346)		(272,334)
Proceeds from stock-based benefit plans	17,773					17,773
Excess tax benefits from stock-based compensation	1,866					1,866
Purchase of treasury stock	(6,242)					(6,242)
Receipts related to noncontrolling interest				50		50
Intercompany advances			(83,821)	51,134	32,687	—
Net cash (used in) provided by financing activities	13,397	—	(96,809)	6,462	32,687	(44,263)
Net (decrease) increase in cash and cash equivalents	—	—	(89,814)	4,399	—	(85,415)
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	365,900	135,000	—	500,900

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	31,235	23,383	(279,194)	(17,808)	(8,004)	(250,388)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(2,659)	(194)		(2,853)
Sale and redemption of marketable securities			39,243			39,243
Investment in and advances to unconsolidated entities			(4,879)	(55,529)		(60,408)
Return of investments in unconsolidated entities			29,429	3,000		32,429
Investment in distressed loans and foreclosed real estate				(191)		(191)
Return of investments in distressed loans and foreclosed real estate				17,574		17,574
Deposit - acquisition of a business			(161,000)			(161,000)
Dividend received - intercompany			15,000		(15,000)	—
Intercompany advances	(270,826)	(618,683)			889,509	—
Net cash used in investing activities	(270,826)	(618,683)	(84,866)	(35,340)	874,509	(135,206)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,700)				(4,700)
Proceeds from loans payable				275,334		275,334
Principal payments of loans payable			(8,331)	(298,864)		(307,195)
Net proceeds from issuance of common stock	220,357					220,357
Proceeds from stock-based benefit plans	18,529					18,529
Excess tax benefits from stock-based compensation	789					789
Purchase of treasury stock	(84)					(84)
Receipts related to noncontrolling interest				81		81
Dividend paid - intercompany				(15,000)	15,000	—
Intercompany advances			773,035	108,470	(881,505)	—
Net cash provided by financing activities	239,591	595,300	764,704	70,021	(866,505)	803,111
Net increase in cash and cash equivalents	—	—	400,644	16,873	—	417,517
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	1,070,746	119,743	—	1,190,489

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
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
OVERVIEW
Financial Highlights
In the three-month period ended January 31, 2015, we recognized $853.5 million of revenues and net income of $81.3 million, as compared to $643.7 million of revenues and net income of $45.6 million in the three-month period ended January 31, 2014.
At January 31, 2015, we had $510.9 million of cash, cash equivalents and marketable securities on hand and approximately $932.9 million available under our $1.035 billion revolving credit facility that matures in August 2018. At January 31, 2015, we had no outstanding borrowings and $102.1 million of letters of credit issued under the revolving credit facility. At January 31, 2015, our total equity and debt to total capitalization ratio was $3.96 billion and 0.46 to 1:00, respectively.
Our Business
We operate in a number of businesses associated with residential real estate; the most significant being designing, building, marketing and arranging the financing for detached and attached homes in luxury residential communities that cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll City Living® (“City Living”). At January 31, 2015, we were operating in 19 states.
We also control approximately 6,300 units in for-rent apartment projects that are currently operating, in the lease-up stage, under active development, or in the planning stage. Of the 6,300 units at January 31, 2015, 3,350 are owned by joint ventures in which we have an interest; approximately 1,800 are owned by us; 800 are under contract to be purchased by us; and 350 are under letters of intent. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, are being operated, developed, or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Realty Trust.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We also operate through a number of joint ventures. These joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); (iv) invest in commercial real estate opportunities; and (v) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). We earn construction and management fee income from many of these joint ventures.
In fiscal 2010, we formed Gibraltar Capital Asset and Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties from unimproved ground to partially and fully improved developments, as well as commercial opportunities. At January 31, 2015, Gibraltar had investments in distressed loans and foreclosed real estate of $70.9 million and an investment in a Structured Asset Joint Venture of $18.4 million.
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

We did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to their home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisitions” in our Annual Report on Form 10-K for the year ended October 31, 2014 for additional information regarding the Acquisition.
Our Challenging Business Environment and Current Outlook
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed.
Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, and was followed by a decline in demand in the third quarter of fiscal 2014. Since the third quarter of fiscal 2014, we have seen a strengthening in customer demand. In fiscal 2015’s first quarter, net signed contracts of $873.2 million and 1,063 units rose 24% in dollars and 16% in units, compared to fiscal 2014’s first-quarter net signed contracts of $701.7 million and 916 units. Similarly, in fiscal 2014’s fourth quarter, net signed contracts of $970.8 million and 1,282 units rose 16% in dollars and 10% in units, compared to fiscal 2013’s fourth-quarter net signed contracts of $839.0 million and 1,163 units. The strength in demand that we saw in the first quarter of fiscal 2015 and fourth quarter of fiscal 2014 has continued into the second quarter of fiscal 2015. We are optimistic that this strengthening in customer demand will continue for the foreseeable future, with demand ultimately growing to more normalized levels.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, age-qualified communities for households in which at least one member is 55 years of age or older. As of January 31, 2015, we were selling from 36 active-adult/age-qualified communities and expect to open additional age-qualified communities during the next few years. For the three-month periods ended January 31, 2015 and 2014, the value of net contracts signed in active-adult/age-qualified communities was 8.1% and 10.1% of total net contracts signed in the respective periods. In the three-month periods ended January 31, 2015 and 2014, the number of net contracts signed in active-adult/age-qualified communities, as a percentage of the total number of net contracts signed, was 11.8% and 13.9%, respectively.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. Sales and deliveries of our City Living products can vary significantly from period to period based on new product openings and deliveries of units in high-rise building, as construction is completed. Our City Living product generally yields a higher margin than our Traditional Home Building product. Our City Living communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in the boroughs of Manhattan and Brooklyn, New York; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania; and Bethesda, Maryland. For the three-month periods ended January 31, 2015 and 2014, the value of net contracts signed by our City Living group was 5.0% and 9.1% of net contracts signed in the respective periods. In the three-month periods ended January 31, 2015 and 2014, the number of net contracts signed by our City Living group, as a percentage of the total number of net contracts signed, was 1.8% and 5.6%, respectively. The decline in the value and number of net contracts signed in the three-month period ended January 31, 2015, as compared to the comparable period of fiscal 2014, was due primarily to slower demand in the first quarter of fiscal 2015. At January 31, 2015 and 2014, the value and units of our backlog of City Living homes were $151.1 million (115 homes) and $280.7 million (232 homes), respectively.
We are also developing several high-rise buildings in joint ventures with third-parties. At January 31, 2015, we had one building open for sale, containing 106 units, which was being developed in a joint venture. In the three-month period ended January 31, 2015, we signed five net contracts in this building with a total value of $17.3 million. At January 31, 2015, we had 11 City Living projects, containing approximately 1,500 units under control which will be developed by us or through joint ventures.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with the potential for growth in the coming decade. We believe that, as demand strengthens, builders and developers with approved land in well-located markets will be poised to benefit. During the 2006 – 2011 housing market downturn, the pipeline of approved and improved home sites dwindled in many markets as many builders and developers lacked both the capital and the economic incentive to bring home sites through approvals. We believe that our financial strength through the 2006 – 2011 downturn in the housing market and our resulting portfolio in the Washington, D.C. to Boston corridor and in California, markets in which land is scarce and approvals are more difficult to obtain, gives us a competitive advantage.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
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
In addition, there are fewer and more selective lenders serving our industry as compared to prior years and we believe that these lenders gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.
Land Acquisition and Development
Our business is subject to many risks because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), which enable us to obtain the necessary governmental approvals to be obtained before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
At January 31, 2015, we controlled approximately 45,300 home sites, as compared to approximately 51,235 at January 31, 2014; 47,167 home sites at October 31, 2014; and 48,628 home sites at October 31, 2013. Of the approximately 45,300 total home sites that we owned or controlled through options at January 31, 2015, we owned approximately 36,142 and controlled approximately 9,158 through options. Of the 45,300 home sites owned or controlled through options, approximately 15,598 were substantially improved. In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2015, we were selling from 258 communities, compared to 238 communities at January 31, 2014; 263 communities at October 31, 2014; and 232 communities at October 31, 2013. We expect to be selling from 270 to 310 communities by October 31, 2015.
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

CONTRACTS
The aggregate value of net contracts signed increased $171.5 million or 24.4% in the three-month period ended January 31, 2015, as compared to the three-month period ended January 31, 2014. The value of net contracts signed was $873.2 million (1,063 homes) and $701.7 million (916 homes) in the three-month periods ended January 31, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 16.0% increase in the number of net contracts signed and a 7.2% increase in the average value of each contract signed.
The aggregate value of net contracts signed in our Traditional Home Building segment increased $191.3 million or 30.0% in the three-month period ended January 31, 2015, as compared to the three-month period ended January 31, 2014. The value of net contracts signed was $829.5 million (1,044 homes) and $638.2 million (865 homes) in the three-month periods ended January 31, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 20.7% increase in the number of net contracts signed and a 7.7% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to an increase in the average number of selling communities in the fiscal 2015 period, as compared to the fiscal 2014 period, and strong demand in our West region. The increase in the number of selling communities in the fiscal 2015 period was primarily attributable to the communities we acquired in the Acquisition. The increase in the average value of each contract signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products.
For the three-month period ended January 31, 2015, the value of net contracts signed in our City Living segment decreased by $19.8 million, or 31.2%, as compared to the three-month period ended January 31, 2014. The decrease was attributable to a decrease of 62.7% in the number of net contracts signed, partially offset by an 84.8% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the three-month period ended January 31, 2015 was primarily due to slowing demand in the first quarter of fiscal 2015. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period.
BACKLOG
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at January 31, 2015 was $2.74 billion (3,651 homes), a 1.9% increase, as compared to our backlog at January 31, 2014 of $2.69 billion (3,667 homes). Our backlog at October 31, 2014 and 2013 was $2.72 billion (3,679 homes) and $2.63 billion (3,679 homes), respectively. The increase in the value of the backlog at January 31, 2015, as compared to the backlog at January 31, 2014, was primarily attributable to the higher backlog at October 31, 2014, as compared to the backlog at October 31, 2013, and was also attributable to the 24.4% increase in the value of net contracts signed in the three-month period ended January 31, 2015, as compared to the value of net contracts signed in the three-month period ended January 31, 2014, offset, in part, by the increase in the aggregate value of our deliveries in the three-month period ended January 31, 2015, as compared to the aggregate value of deliveries in the three-month period ended January 31, 2014.
For more information regarding revenues, net contracts signed and backlog by operating segment, see “Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, our most critical accounting policies relate to inventory, income taxes-valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2014, there have been no material changes to those critical accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); (iv) to invest in commercial real estate opportunities (Toll Brothers Realty Trust (“Trust”) and Toll Brothers Realty Trust II (“Trust II”)); and (v) to invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).

Our investments in these entities are accounted for using the equity method of accounting. With respect to Land Development Joint Ventures, we recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings realized by the joint venture from the sales of home sites to us at the time of purchase; instead, our cost basis in those home sites is reduced by our share of the joint venture earnings from the sales of those home sites to us.
At January 31, 2015, we had investments in and advances to these entities of $463.6 million and were committed to invest or advance up to an additional $83.9 million to these entities if they require additional funding. At January 31, 2015, we had joint venture purchase commitments or understandings to acquire 557 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price $180.6 million. In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
Under the terms of one of our joint venture agreements to develop a high-rise luxury for-sale/rental project in the urban New York market, upon completion of the construction of the building, we will acquire ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units and our partner will receive ownership of the lower floors containing residential rental units and retail space. We expect to receive title to our floors during the second quarter of fiscal 2015. At the time of transfer, our investment in this joint venture will be transferred to inventory. At January 31, 2015, our investment in this joint venture was $132.0 million.
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
We believe that as of January 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $883.2 million and had borrowed an aggregate of $333.1 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $883.2 million before any reimbursement from our partners. Based on the amounts borrowed at January 31, 2015, our maximum potential exposure under these guarantees is estimated to be $333.1 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $11.0 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in and Advances to Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties, or other factors that negatively impact our business and the industry in general also impacted the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2014 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the three-month period ended January 31, 2015 and 2014.
RESULTS OF OPERATIONS
The following table sets forth, for the three months ended January 31, 2015 and 2014, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income ($ amounts in millions):

	Three months ended January 31,
	2015		2014
	$	%*	$	%*
Revenues	853.5		643.7
Cost of revenues	650.0	76.2	514.0	79.9
Selling, general and administrative	106.3	12.5	97.9	15.2
	756.3	88.6	611.9	95.1
Income from operations	97.1		31.8
Other
Income from unconsolidated entities	4.9		22.9
Other income - net	22.0		16.5
Income before income taxes	124.0		71.2
Income tax provision	42.7		25.7
Net income	81.3		45.6
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the three months ended January 31, 2015 were higher than those for the comparable period of fiscal 2014 by approximately $209.8 million, or 32.6%. This increase was primarily attributable to a 17.6% increase in the number of homes delivered and a 12.8% increase in the average price of the homes delivered. In the fiscal 2015 three-month period, we delivered 1,091 homes with a value of $853.5 million, as compared to 928 homes in the fiscal 2014 three-month period with a value of $643.7 million. The average price of the homes delivered in the fiscal 2015 period was $782,300, as compared to $693,600 in the fiscal 2014 period. The increase in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to homes closed from the home building operations of Shapell which we acquired in February 2014, and the faster delivery of homes in backlog at October 31, 2014, as compared to those in backlog at October 31, 2013. The increase in the average price of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or higher priced products. For the three months ended January 31, 2015, revenue from the Acquisition was $94.4 million (98 homes).
Cost of revenues as a percentage of revenues was 76.2% in the three-month period ended January 31, 2015, as compared to 79.9% in the three-month period ended January 31, 2014. The decrease in cost of revenues, as a percentage of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest, lower inventory write-offs, and increased prices of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period. In the three-month periods ended January 31, 2015 and 2014, interest cost as a percentage of revenues was 3.3% and 4.0%, respectively. Inventory write-offs in the three-month periods ended January 31, 2015 and 2014 were $1.1 million and $2.0 million, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $8.4 million in the three-month period ended January 31, 2015, as compared to the three-month period ended January 31, 2014. As a percentage of revenues, SG&A decreased to 12.5% in the fiscal 2015 period, from 15.2% in the fiscal 2014 period. The decline in SG&A, as a percentage of revenues, was due to SG&A spending increasing by 8.6% while revenues increased 32.6%. The dollar increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees, higher sales commissions, and increased sales and marketing costs. The higher sales commissions and sales and marketing costs were the result of the increase in the number of homes delivered and the increased sales revenues in the fiscal 2015 period over the comparable period of fiscal 2014.

INCOME FROM UNCONSOLIDATED ENTITIES
We are a participant in several unconsolidated entities. We recognize our proportionate share of the earnings and losses from these entities. Many of our unconsolidated entities are land development projects or high-rise/mid-rise condominium construction projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In the three-month period ended January 31, 2015, we recognized $4.9 million of income from unconsolidated entities, as compared to $22.9 million in the comparable period of fiscal 2014. The decrease in income from unconsolidated entities was due primarily from our recognition of a $23.5 million gain, representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013, offset, in part, by higher income realized from Gibraltar’s Structured Asset Joint Venture, a Home Building Joint Venture, and several of our Land Development Joint Ventures in the fiscal 2015 period, as compared to the income recognized in the fiscal 2014 period. The higher income from the Land Development Joint Ventures was attributable primarily to sales activity from two joint ventures located in Texas in the fiscal 2015 period, as compared to the fiscal 2014 period.
OTHER INCOME - NET
“Other income - net” includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, and other miscellaneous items.
For the three months ended January 31, 2015 and 2014, “other income - net” was $22.0 million and $16.5 million, respectively. The increase in “other income - net” in the three-month period ended January 31, 2015, as compared to the fiscal 2014 period, was primarily due to a $9.2 million increase in income from our ancillary operations and a $1.8 million increase in management fee income in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in income from ancillary businesses was primarily due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business. These increases were offset, in part, by a $3.5 million decrease in income from our Gibraltar operations, a $1.4 million decrease in income from land sales, and lower interest income of $0.6 million in the fiscal 2015 period, as compared to the fiscal 2014.
INCOME BEFORE INCOME TAXES
For the three-month period ended January 31, 2015, we reported income before income taxes of $124.0 million, as compared to $71.2 million in the three-month period ended January 31, 2014.
INCOME TAX PROVISION
We recognized a $42.7 million income tax provision in the three-month period ended January 31, 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $43.4 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to tax benefits related to the utilization of domestic production activities deductions and other differences, offset, in part, by the provision for state income taxes and interest accrued on anticipated tax assessments.
In the three-month period ended January 31, 2014, we recognized a $25.7 million income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $24.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At January 31, 2015, we had $500.9 million of cash and cash equivalents and $10.0 million of marketable securities. At October 31, 2014, we had $586.3 million of cash and cash equivalents and $12.0 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2015 was $33.0 million. Cash used in operating activities during the fiscal 2015 period was primarily related to the purchase of inventory; a decrease in income taxes payable; and a decrease in accounts payable and accrued expenses, offset, in part, by net income before stock-based compensation and depreciation and amortization; an increase in customer deposits; and the sale of mortgage loans to outside investors in excess of mortgage loans originated.

In the three-month period ended January 31, 2015, cash used in our investing activities was $8.1 million. The cash used in investing activities was primarily related to the $20.2 million used to fund our investments in unconsolidated entities, distressed loans, and foreclosed real estate and $2.9 million for the purchase of property and equipment, offset, in part, by $12.9 million of cash received as returns on our investments in unconsolidated entities, distressed loans, and foreclosed real estate and $2.0 million for a redemption of marketable securities.
We used $44.3 million of cash from financing activities in the three-month period ended January 31, 2015, primarily for $43.7 million of repayments under our mortgage company loan facility, net of borrowings under it; $14.0 million of repayments of other loans payable; and the repurchase of $6.2 million of our common stock, offset, in part, by $17.8 million from the proceeds of our stock-based benefit plans.
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
In the three-month period ended January 31, 2014, cash used in our investing activities was $135.2 million. The cash used in investing activities was primarily related to the $161.0 million deposited in escrow for the Acquisition; $60.4 million used to fund joint venture investments; and $2.9 million for the purchase of property and equipment; offset, in part, by $39.2 million of net sales of marketable securities and $50.0 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate.
We generated $803.1 million of cash from financing activities in the three-month period ended January 31, 2014, primarily from the issuance of 7.2 million shares of our common stock in November 2013 that raised $220.4 million; the issuance in November 2013 of $350 million of 4.0% Senior Notes due 2018 and $250 million of 5.625% Senior Notes due 2024; and $18.5 million from the proceeds of our stock-based benefit plans, offset in part, by $23.5 million of repayments of borrowings under our mortgage company loan facility, net of new borrowings under it, and $8.3 million of net repayments of other loans payable.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At January 31, 2015, we owned or controlled through options 45,300 home sites, as compared to 47,167 at October 31, 2014; 51,235 at January 31, 2014; and 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 45,300 home sites owned or controlled through options at January 31, 2015, we owned 36,142. Of our owned home sites at January 31, 2015, significant improvements were completed on approximately 15,598 of them.
At January 31, 2015, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.08 billion (including $180.6 million of land to be acquired from joint ventures in which we have invested). Of the $1.08 billion of land purchase commitments, we paid or deposited $70.5 million and, if we acquire all of these land parcels, we will be required to pay an additional $1.01 billion. The purchases of these land parcels are scheduled to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a Credit Facility which extends to August 1, 2018. Up to 75% of the Credit Facility is available for letters of credit. At January 31, 2015, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit of approximately $102.1 million. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.52 billion at January 31, 2015. At January 31, 2015, our leverage ratio was approximately 0.72 to 1.00, and our tangible net worth was approximately $3.91 billion. Based upon the minimum tangible net worth requirement at January 31, 2015, our ability to pay dividends was limited to an aggregate amount of approximately $1.38 billion or the repurchase our common stock of approximately $1.85 billion.
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
SEGMENTS
We operate in two segments: Traditional Home Building and City Living. We operate our Traditional Home Building operations in four geographic segments around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; the South, consisting of Florida, North Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada, and Washington.
The tables below summarize information, for each of our reportable and geographic segments, related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, for the periods indicated, and information related to backlog, as of the dates indicated.
Units Delivered and Revenues ($ amounts in millions):

	Three months ended January 31,
	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	210	209	$132.4	$127.6
Mid-Atlantic	262	273	163.4	169.1
South	236	225	161.9	150.6
West	335	204	288.0	186.2
Traditional Home Building	1,043	911	745.7	633.5
City Living	48	17	107.8	10.2
Total	1,091	928	$853.5	$643.7
Net Contracts Signed ($ amounts in millions):

	Three months ended January 31,
	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	177	181	$110.6	$118.2
Mid-Atlantic	224	263	147.7	163.8
South	199	222	169.3	168.3
West	444	199	401.9	187.9
Traditional Home Building	1,044	865	829.5	638.2
City Living	19	51	43.7	63.5
Total	1,063	916	$873.2	$701.7

Backlog ($ amounts in millions):

	At January 31,				At October 31,
	2015 Units	2014 Units	2015 $	2014 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	845	920	$542.8	$553.1	878	948	$564.6	$562.5
Mid-Atlantic	792	892	503.9	567.7	830	902	519.5	573.0
South	926	953	730.6	691.2	963	956	723.2	673.5
West	973	670	811.1	594.8	864	675	697.2	593.2
Traditional Home Building	3,536	3,435	2,588.4	2,406.8	3,535	3,481	2,504.5	2,402.2
City Living	115	232	151.1	280.7	144	198	215.2	227.3
Total	3,651	3,667	$2,739.5	$2,687.5	3,679	3,679	$2,719.7	$2,629.5

Income (Loss) Before Income Taxes:

	Three months ended January 31,
	2015	2014
Income (loss) before income taxes:
Traditional Home Building:
North	$10.6	$8.3
Mid-Atlantic	18.7	21.5
South	23.3	17.4
West	45.4	34.7
Traditional Home Building	98.0	81.9
City Living	51.3	(1.1)
Corporate and other	(25.3)	(9.6)
Total	$124.0	$71.2
“Corporate and other” is comprised principally of general corporate expenses such as the offices of the Executive Chairman, Chief Executive Officer, and President; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income, income from our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.
Traditional Home Building
North
Revenues in the three-month period ended January 31, 2015 were higher than those for the comparable period of fiscal 2014 by $4.8 million, or 3.8%. The increase in revenues was primarily attributable to an increase of 3.3% in the average selling price of homes delivered. The increase in the average selling price of the homes delivered in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices of homes delivered in the fiscal 2015, as compared to those delivered in the fiscal 2014 period.
The value of net contracts signed in the three-month period ended January 31, 2015 was $110.6 million, a 6.4% decrease from the $118.2 million of net contracts signed during the three-month period ended January 31, 2014. This decrease was primarily due to a 4.3% decrease in the average value of each net contract signed and a decrease of 2.2% (four homes) in the number of net contracts signed. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month period ended January 31, 2015, we reported income before income taxes of $10.6 million, as compared to $8.3 million for the three-month period ended January 31, 2014. This increase in income before income taxes was primarily attributable to lower impairment charges, lower interest, and higher earnings from increased revenues, in the fiscal 2015 period as compared to the fiscal 2014 period, offset, in part, by higher SG&A in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges, in the fiscal 2015 and 2014 periods, were $0.4 million and $1.5 million, respectively.

Mid-Atlantic
For the three-month period ended January 31, 2015, revenues were lower than those for the three-month period ended January 31, 2014, by $5.7 million, or 3.4%. The decrease in revenues was primarily attributable to a 4.0% decrease in the number of homes delivered, offset, in part by a 0.7% increase in the average selling price of the homes delivered. The decrease in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to a lower backlog at October 31, 2014, as compared to October 31, 2013.
The value of net contracts signed during the three-month period ended January 31, 2015 decreased by $16.1 million, or 9.8%, from the three-month period ended January 31, 2014. The decrease was due to a 14.8% decrease in the number of net contracts signed partially offset by a 5.8% increase in the average value of each net contract signed. The decrease in the number of net contracts signed was primarily due to a decrease in demand in Maryland and Virginia, offset, in part, by an increase in the number of net contracts signed in Pennsylvania. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
We reported income before income taxes for the three-month periods ended January 31, 2015 and 2014, of $18.7 million and $21.5 million, respectively. The decrease in income before income taxes was primarily due to $2.9 million of earnings from land sales in the fiscal 2014 period, lower earnings from the decreased revenues and higher SG&A in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by lower cost of revenues as a percent of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period. The $2.9 million of earnings from land sales in the three months ended January 31, 2014 represent previously deferred gains on our initial sales of properties to Trust II. The decrease in cost of revenues as a percentage of revenues was due primarily to a change in product mix/areas to higher margin areas and lower interest in the fiscal 2015 period, as compared to the fiscal 2014 period.
South
Revenues in the three-month period ended January 31, 2015 were higher than those for the three-month period ended January 31, 2014 by $11.3 million, or 7.5%. This increase was attributable to a 4.9% increase in the number of homes delivered and a 2.5% increase in the average price of the homes delivered. The increase in the number of homes delivered in the fiscal 2015 period was primarily due to a higher backlog at October 31, 2014, as compared to October 31, 2013, primarily in Texas. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month period ended January 31, 2015, the value of net contracts signed increased by $1.0 million, or 0.6%, as compared to the three-month period ended January 31, 2014. The increase was attributable to a 12.2% increase in the average value of each contract signed, offset, in part, by a decrease of 10.4% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Texas, in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in the number of net contracts signed in the three-month period ended January 31, 2015 was primarily due to decreased demand in Florida and North Carolina partially offset by increases in the number of net contracts signed in Texas.
For the three-month periods ended January 31, 2015 and 2014, we reported income before income taxes of $23.3 million and $17.4 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percent of revenues, and an increase in earnings of $2.7 million from our investments in unconsolidated entities in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by a decrease in earnings from land sales of $2.8 million and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in product mix/areas to higher margin areas and lower interest in the fiscal 2015 period, as compared to the fiscal 2014 period.
West
Revenues in the three-month period ended January 31, 2015 were higher than those in the three-month period ended January 31, 2014 by $101.8 million, or 54.7%. The increase in revenues was attributable to a 64.2% increase in the number of homes delivered, partially offset by a 5.8% decrease in the average sales price of the homes delivered. In the three-month period ended January 31, 2015, we delivered 98 homes with a value of $94.4 million at communities we acquired through the Acquisition. Excluding these Shapell deliveries, revenues in the three-month period ended January 31, 2015 were higher than those in three-month period ended January 31, 2014 by $7.3 million, or 3.9%. The increase in revenues, excluding Shapell, was due to a 16.2% increase in the number of home delivered, offset, in part, by a 10.5% decrease in the average price of homes delivered. The increase in the number of homes delivered, excluding Shapell, was primarily attributable to a higher backlog at October 31, 2014, as compared to October 31, 2013. The decrease in the average price of the homes delivered, excluding Shapell, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations.
The value of net contracts signed during the three-month period ended January 31, 2015 increased $214.0 million, or 113.9%, as compared to the three-month period ended January 31, 2014. This increase was due to an increase of 123.1% in the number of net contracts signed, offset, in part, by a 4.1% decrease in the average value of each net contract. During the three-month period ended January 31, 2015, we signed 134 contracts with a value of $146.5 million at communities we acquired through the Acquisition. Excluding these Shapell net contracts signed, the value of net contracts signed during the three-month period ended January 31, 2015 increased by $67.5 million, or 35.9%, as compared to the three-month period ended January 31, 2014. The increase in the value of net contracts signed, excluding Shapell, was due to an increase of 55.8% in the number of net contracts signed, offset by a 12.7% decrease in the average value of each net contract signed. The increase in the number of net contracts signed, excluding Shapell, was primarily due to an increase in selling communities in Arizona and Nevada and an increase in demand in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in the average sales price of net contracts signed, excluding Shapell, was primarily due to a shift in the number of contracts signed to less expensive areas and/or products.
For the three-month periods ended January 31, 2015 and 2014, we reported income before income taxes of $45.4 million and $34.7 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues in the fiscal 2015 period, as compared in the fiscal 2014 period, offset, in part, by an increase in cost of revenues as a percentage of revenues and higher SG&A costs in the fiscal 2015 period, as compared in the fiscal 2014 period. The increase in cost of revenues as a percentage of revenues in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to lower margin products and/or locations.
City Living
For the three months ended January 31, 2015, revenues were higher than those for the three months ended January 31, 2014, by $97.6 million, or 956.9%. The increase in revenues was primarily attributable to increases of 182.4% and 276.0% in the number and average selling price of the homes delivered, respectively. The increase in the number of homes delivered was primarily due to closings at one of our high-rise buildings located in the New York urban market, which commenced closings in the fourth quarter of fiscal 2014. The increase in the average selling price of homes delivered was primarily due to increased closings in homes located in our urban New York market.
For the three-month period ended January 31, 2015, the value of net contracts signed decreased by $19.8 million, or 31.2%, as compared to the three-month period ended January 31, 2014. The decrease was attributable to a decrease of 62.7% in the number of net contracts signed, partially offset by an 84.8% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the three-month period ended January 31, 2015 was primarily due to slower demand in the first quarter of fiscal 2015. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period.
We reported income before income taxes of $51.3 million in the three months ended January 31, 2015, as compared to a loss before income taxes of $1.1 million in the three months ended January 31, 2014. The increase in income before income taxes was primarily attributable to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and higher management fee income in the fiscal 2015 period, as compared in the fiscal 2014 period, and $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings located in the urban New York market in the fiscal 2015 period. These increases were partially offset by higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to higher margin products and/or locations.
Corporate and Other
For the three-month periods ended January 31, 2015 and 2014, corporate and other loss before income taxes was $25.3 million and $9.6 million, respectively. The increase in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to a decrease in income from unconsolidated entities from $22.8 million in the fiscal 2014 period to $1.9 million in the fiscal 2015 period, and decreased income from our Gibraltar operations in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by an increase of $9.2 million in income from ancillary businesses. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013. The increase in the fiscal 2015 period in income from ancillary businesses was primarily due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business.

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
The table below sets forth, at January 31, 2015, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2015	$352,498	5.09%	$46,559	2.17%
2016	47,904	3.94%	150	0.11%
2017	410,225	8.79%	150	0.11%
2018	4,757	3.59%	150	0.11%
2019	358,018	4.01%	500,150	1.57%
Thereafter	1,635,516	4.66%	13,510	0.13%
Discount	(1,955)
Total	$2,806,963	5.22%	$560,669	1.58%
Fair value at January 31, 2015	$2,969,461		$560,669

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2015, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES
Any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected; however, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our Form 10-K for the fiscal year ended October 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended January 31, 2015, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2014 to November 30, 2014	3	$34.22	3	5,318
December 1, 2014 to December 31, 2014	197	$31.02	197	20,000
January 1, 2015 to January 31, 2015	1	$34.24	1	19,999
Total	201	$31.08	201

(a)
Our stock incentive plans permit participants to exercise non-qualified stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of our Board of Directors. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2015, the net exercise method was employed to exercise stock options to acquire 30,000 shares of our common stock; we withheld 29,917 of the shares subject to stock options to cover $976,000 of option exercise price and income tax withholdings and we issued the remaining 83 shares to the recipient. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended January 31, 2015, we withheld 3,142 of the shares subject to restricted stock units to cover $106,700 of income tax withholdings and we issued the remaining 7,528 shares to the recipients. The 3,142 shares withheld are not included in the total number of shares purchased in the table above.

(b)
On March 26, 2003, we announced that our Board of Directors had authorized the repurchase of up to 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for our various employee benefit plans. The Board of Directors did not fix an expiration date for the repurchase program.

On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. The Board of Directors did not fix any expiration date for this purchase program. Additionally, our Board of Directors terminated, effective December 31, 2014, our March 2003 share repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2015.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.
ITEM 6. EXHIBITS

4.1*
Twenty-sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*	Eighth Supplemental Indenture dated as of January 30, 2015, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.3*
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.4*
Fifth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

10.1*	Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of December 31, 2014.

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	March 5, 2015	By:	/s/ Martin P. Connor
Martin P. Connor
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)

Date:	March 5, 2015	By:	/s/ Joseph R. Sicree
Joseph R. Sicree
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)