Form 10-Q
period 2015-04-30
TOLL BROTHERS INC
filed 2015-06-04
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
At June 1, 2015, there were approximately 176,103,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$532,157	$586,315
Marketable securities	10,015	12,026
Restricted cash	17,962	18,342
Inventory	6,724,343	6,490,321
Property, construction, and office equipment, net	141,143	143,010
Receivables, prepaid expenses, and other assets	258,958	251,572
Mortgage loans held for sale	80,864	101,944
Customer deposits held in escrow	44,399	42,073
Investments in and advances to unconsolidated entities	467,259	447,078
Investments in distressed loans and foreclosed real estate	65,938	73,800
Deferred tax assets, net of valuation allowances	244,643	250,421
	$8,587,681	$8,416,902
LIABILITIES AND EQUITY
Liabilities
Loans payable	$674,817	$654,261
Senior notes	2,655,798	2,655,044
Mortgage company loan facility	70,052	90,281
Customer deposits	275,347	223,799
Accounts payable	233,675	225,347
Accrued expenses	586,411	581,477
Income taxes payable	37,641	125,996
Total liabilities	4,533,741	4,556,205
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,930 shares issued at both April 30, 2015 and October 31, 2014	1,779	1,779
Additional paid-in capital	722,303	712,162
Retained earnings	3,381,290	3,232,035
Treasury stock, at cost — 1,830 and 2,884 shares at April 30, 2015 and October 31, 2014, respectively	(55,980)	(88,762)
Accumulated other comprehensive loss	(3,051)	(2,838)
Total stockholders’ equity	4,046,341	3,854,376
Noncontrolling interest	7,599	6,321
Total equity	4,053,940	3,860,697
	$8,587,681	$8,416,902
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Revenues	$1,706,035	$1,504,055	$852,583	$860,374

Cost of revenues	1,328,544	1,202,030	678,512	687,998
Selling, general and administrative	213,999	202,190	107,685	104,320
	1,542,543	1,404,220	786,197	792,318
Income from operations	163,492	99,835	66,386	68,056
Other:
Income from unconsolidated entities	11,128	37,242	6,227	14,327
Other income - net	35,935	27,642	13,919	11,101
Income before income taxes	210,555	164,719	86,532	93,484
Income tax provision	61,300	53,917	18,602	28,262
Net income	$149,255	$110,802	$67,930	$65,222

Other comprehensive (loss) income, net of tax:
Change in pension liability	(201)	156	(23)	103
Change in fair value of available-for-sale securities	2	(22)		9
Unrealized (loss) income on derivative held by equity investee	(14)	223	(7)	(18)
Other comprehensive (loss) income	(213)	357	(30)	94
Total comprehensive income	$149,042	$111,159	$67,900	$65,316

Income per share:
Basic	$0.85	$0.63	$0.38	$0.37
Diluted	$0.81	$0.60	$0.37	$0.35
Weighted-average number of shares:
Basic	176,267	177,278	176,458	178,082
Diluted	184,472	185,665	184,838	186,442
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2015	2014
Cash flow used in operating activities:
Net income	$149,255	$110,802
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,772	11,095
Stock-based compensation	12,552	12,294
Excess tax benefits from stock-based compensation	(3,045)	(1,841)
Income from unconsolidated entities	(11,128)	(37,242)
Distributions of earnings from unconsolidated entities	11,490	39,471
Income from distressed loans and foreclosed real estate	(5,205)	(7,934)
Deferred tax provision	7,197	18,864
Change in deferred tax valuation allowances	(1,290)	(1,226)
Inventory impairments and write-offs	13,310	3,906
Change in fair value of mortgage loans held for sale and derivative instruments	245	429
Gain on sale of marketable securities		(6)
Changes in operating assets and liabilities
Increase in inventory	(201,915)	(319,826)
Origination of mortgage loans	(382,718)	(308,466)
Sale of mortgage loans	403,197	352,349
Decrease in restricted cash	380	9,494
Increase in receivables, prepaid expenses, and other assets	(14,387)	(4,587)
Increase in customer deposits	49,222	28,994
Increase in accounts payable and accrued expenses	8,436	21,973
(Decrease) increase in income taxes payable	(85,310)	5,272
Net cash used in operating activities	(37,942)	(66,185)
Cash flow used in investing activities:
Purchase of property and equipment — net	(5,884)	(5,767)
Sale and redemption of marketable securities	2,000	39,243
Investment in and advances to unconsolidated entities	(27,705)	(80,654)
Return of investments in unconsolidated entities	10,637	39,014
Investment in distressed loans and foreclosed real estate	(1,697)	(757)
Return of investments in distressed loans and foreclosed real estate	14,592	22,424
Net increase in cash from purchase of joint venture interest	3,848
Acquisition of a business, net of cash acquired		(1,489,116)
Net cash used in investing activities	(4,209)	(1,475,613)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		600,000
Debt issuance costs for senior notes		(4,700)
Proceeds from loans payable	529,053	1,597,562
Debt issuance costs for loans payable		(3,005)
Principal payments of loans payable	(572,838)	(1,046,677)
Redemption of senior notes		(267,960)
Net proceeds from issuance of common stock		220,357
Proceeds from stock-based benefit plans	34,057	23,333
Excess tax benefits from stock-based compensation	3,045	1,841
Purchase of treasury stock	(6,616)	(185)
Receipts related to noncontrolling interest	1,292	81
Net cash (used in) provided by financing activities	(12,007)	1,120,647
Net decrease in cash and cash equivalents	(54,158)	(421,151)
Cash and cash equivalents, beginning of period	586,315	772,972
Cash and cash equivalents, end of period	$532,157	$351,821
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2014 balance sheet amounts and disclosures included herein have been derived from our October 31, 2014 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2015, the results of our operations for the six-month and three-month periods ended April 30, 2015 and 2014, and our cash flows for the six-month periods ended April 30, 2015 and 2014. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for us beginning November 1, 2016. Upon adoption, we must apply the new guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for us beginning February 1, 2016, and, at that time, we may adopt the new standard retrospectively or use a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2015-02 will have on our condensed consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning November 1, 2017, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method of adoption and the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and disclosures.
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
2. Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
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
In the six-month and three-month periods ended April 30, 2014, we recorded acquisition-related costs of $5.9 million and $5.1 million, respectively, which are included in the Condensed Consolidated Statements of Operations and Comprehensive Income within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” There were no acquisition-related costs incurred in the six-month and three-month periods ended April 30, 2015.
3. Inventory
Inventory at April 30, 2015 and October 31, 2014 consisted of the following (amounts in thousands):

	April 30, 2015	October 31, 2014
Land controlled for future communities	$58,985	$122,533
Land owned for future communities	2,229,518	2,355,874
Operating communities	4,435,840	4,011,914
	$6,724,343	$6,490,321
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

	April 30, 2015	October 31, 2014
Land owned for future communities:
Number of communities	18	16
Carrying value (in thousands)	$156,267	$122,015
Operating communities:
Number of communities	8	9
Carrying value (in thousands)	$23,025	$42,092

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Land controlled for future communities	$610	$1,006	$366	$324
Land owned for future communities	700		700
Operating communities	12,000	2,900	11,100	1,600
	$13,310	$3,906	$12,166	$1,924
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
At April 30, 2015, we evaluated our land purchase contracts to determine if any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers; and the creditors of the sellers generally have no recourse against us. At April 30, 2015, we determined that 55 land purchase contracts, with an aggregate purchase price of $629.3 million, on which we had made aggregate deposits totaling $29.7 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2014, we determined that 63 land purchase contracts, with an aggregate purchase price of $578.2 million, on which we had made aggregate deposits totaling $30.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Interest capitalized, beginning of period	$356,180	$343,077	$364,228	$356,618
Interest incurred	80,458	82,628	39,954	42,684
Interest expensed to cost of revenues	(57,953)	(54,585)	(29,576)	(29,145)
Write-off against other income	(1,738)	(1,039)	(410)	(722)
Interest capitalized on investments in unconsolidated entities	(4,825)	(4,757)	(2,074)	(2,300)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	772	1,811	772
Interest capitalized, end of period	$372,894	$367,135	$372,894	$367,135
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction, and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. We estimate that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at April 30, 2015 and 2014 would have been reduced by approximately $33.7 million and $35.4 million, respectively.

4. Investments in and Advances to Unconsolidated Entities
We have investments in and advances to various unconsolidated entities. These joint ventures (i) develop land for use by certain joint venture participants and, in other cases, for sale to other third party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”), which includes our investments in Toll Brothers Realty Trust (the “Trust”) and Toll Brothers Realty Trust II (“Trust II”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
The table below provides information, as of April 30, 2015, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Number of investments in unconsolidated entities	7	4	10	1	22
Investment in unconsolidated entities	$144,103	$205,253	$100,939	$16,964	$467,259
Number of unconsolidated entities with funding commitments by the Company	4	2	4	—	10
Company's remaining funding commitment to unconsolidated entities	$31,180	$29,887	$19,807	$—	$80,874
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2015 regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	2	8	13
Aggregate loan commitments	$175,000	$222,000	$734,685	$1,131,685
Amounts borrowed under commitments	$111,506	$78,906	$431,584	$621,996
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below; such activity is also included in the summary information provided above.
Land Development Joint Ventures
See Note 15, "Commitments and Contingencies," for information regarding land purchase agreements that we have with our Land Development Joint Ventures.
In the first quarter of fiscal 2015, we received approximately 48 home sites from a Land Development Joint Venture in consideration of our previous investment in the joint venture. In the third quarter of fiscal 2014, we received approximately 515 home sites from this venture. We have a commitment to this joint venture to fund approximately $15.5 million which represents our expected share of the major infrastructure improvements related to this community. Contributions to this joint venture related to these improvements will be included in “Inventory” in our Condensed Consolidated Balance Sheets when they are actually made.
Home Building Joint Ventures
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we achieved on the sale was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. At April 30, 2015, we had an investment of $16.7 million in this joint venture. The joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At April 30, 2015, the joint venture had $52.1 million borrowed under the construction loan.
We have an investment in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in New York City. At April 30, 2015, we had invested $28.6 million in this joint venture and expect to make additional investments of approximately $21.6 million for the development of this project. In November 2014, this joint venture, along with the hotel joint venture discussed in Rental Property Joint Ventures below, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. At April 30, 2015, this joint venture had $26.8 million of outstanding borrowings under the loan agreement.
We have invested in a joint venture in which we have a 50% voting interest to develop 400 Park Avenue South, a high-rise luxury for-sale/rental project in New York City. At April 30, 2015, we had an investment of $132.0 million in this joint venture. Pursuant to the terms of the joint venture agreement, following completion of the construction of the building’s structure, we will acquire, with no additional consideration due from us, ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner will receive ownership of the lower floors containing residential rental units and retail space, with no additional consideration due from them. We expect to receive title to our floors during our third quarter of fiscal 2015. At the time of transfer, our investment in this joint venture will be reclassified from “Investments in and advances to unconsolidated entities” on our Condensed Consolidated Balance Sheet to “Inventory.” Contracts at 400 Park Avenue South have always been reported as if the project was wholly owned.
Rental Property Joint Ventures
In the second quarter of fiscal 2015, we entered into two joint ventures with an unrelated party to develop luxury for-rent residential apartment buildings. Prior to the formation of these joint ventures, we acquired the properties, through two 100%-owned entities, and incurred $18.8 million of land and land development costs. Our partner acquired a 75% interest in each of these entities for $14.5 million, of which $2.3 million was unpaid as of April 30, 2015. At April 30, 2015, we had a combined investment of $5.0 million and funding commitments of $5.5 million in these ventures. In addition, in the second quarter of fiscal 2015, one of the joint ventures entered into a $39.0 million construction loan agreement with two banks to finance the development of this project. At April 30, 2015, this joint venture had no borrowings under the construction loan agreement. The second joint venture expects to enter into a construction loan agreement during the second half of fiscal 2015.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in the urban New York market. At April 30, 2015, we had invested $16.8 million in this joint venture and expect to make additional investments of approximately $13.9 million for the development of the hotel. In November 2014, this joint venture, along with a joint venture discussed in Home Building Joint Ventures above, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel. At April 30, 2015, this joint venture had $12.4 million of outstanding borrowings under the loan agreement.
In fiscal 2005, we, together with an unrelated party, formed Trust II to invest in commercial real estate opportunities. Trust II is owned 50% by us and 50% by our partner. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized income of approximately $23.5 million in the first quarter of fiscal 2014, representing our share of the gain on the sale. Our share of the gain on sale of assets is included in “Income from unconsolidated entities” for the six months ended April 30, 2014 in our Condensed Consolidated Statement of Operations and Comprehensive Income. In December 2013, we received a $20.0 million cash distribution from Trust II. In addition, in the first quarter of fiscal 2014, we recognized $2.9 million in previously deferred gains on our initial sales of the properties to Trust II. This gain is included in “Other income - net,” for the six months ended April 30, 2014, in our Condensed Consolidated Statement of Operations and Comprehensive Income. At April 30, 2015, we had an investment of $0.7 million in Trust II.
In 1998, prior to the formation of Trust II, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr. and former members of our senior management; and one-third by an unrelated party. As of April 30, 2015, our investment in the Trust was zero as distributions received from the Trust were in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.2 million and $1.7 million in the six-month periods ended April 30, 2015 and 2014, respectively, and $0.6 million and $1.1 million in the three-month periods ended April 30, 2015 and 2014, respectively. In the first quarter of fiscal 2015, we received a $2.0 million distribution from the Trust which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any, or all, of the following: (i) project completion guarantees, including any cost overruns; (ii)

repayment guarantees, generally covering a percentage of the outstanding loan; (iii) guarantees of indemnities provided to the lender by the unconsolidated entity with regard to environmental matters; (iv) a hazardous material indemnity that holds the lender harmless for any liability it may suffer from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of April 30, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $922.2 million and had borrowed an aggregate of $412.5 million. The terms of these guarantees generally range from seven months to 60 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $922.2 million before any reimbursement from our partners. Based on the amounts borrowed at April 30, 2015, our maximum potential exposure under these guarantees is estimated to be approximately $412.5 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $10.9 million of ground lease payments and insurance deductibles for three joint ventures.
As of April 30, 2015, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.5 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At April 30, 2015, we determined that one of our joint ventures was a VIE under the guidance within ASC 810, “Consolidation.” At October 31, 2014, we had determined that three of our joint ventures were VIEs under this guidance; we have concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by us and the VIEs’ other members. Business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At April 30, 2015 and October 31, 2014, our investments in unconsolidated joint ventures deemed to be VIEs, which are included in “Investments in and advances to unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $7.0 million and $46.4 million, respectively. At April 30, 2015, the maximum exposure of loss to our investment in the unconsolidated joint venture that is a VIE is limited to our investment in the unconsolidated VIE, except with regard to $0.4 million of additional commitments to the VIE. At October 31, 2014, the maximum exposure of loss to our investment in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $43.4 million of additional commitments to fund the joint ventures and a $9.1 million guaranty of ground lease payments.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).
Condensed Balance Sheets:

	April 30, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$29,519	$13,378	$32,607	$13,347	$88,851
Inventory	245,998	627,461			873,459
Non-performing loan portfolio				41,522	41,522
Rental properties			245,087		245,087
Rental properties under development			330,394		330,394
Real estate owned (“REO”)				162,843	162,843
Other assets (1)	55,346	69,551	12,773	77,990	215,660
Total assets	$330,863	$710,390	$620,861	$295,702	$1,957,816
Debt (1)	$112,620	$86,186	$431,584	$77,950	$708,340
Other liabilities	31,308	56,870	29,922	5	118,105
Members’ equity	186,935	567,334	159,355	87,111	1,000,735
Noncontrolling interest				130,636	130,636
Total liabilities and equity	$330,863	$710,390	$620,861	$295,702	$1,957,816
Company’s net investment in unconsolidated entities (2)	$144,103	$205,253	$100,939	$16,964	$467,259

	October 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$31,968	$21,821	$33,040	$23,462	$110,291
Inventory	258,092	465,144			723,236
Non-performing loan portfolio				57,641	57,641
Rental properties			140,238		140,238
Rental properties under development			327,315		327,315
Real estate owned (“REO”)				184,753	184,753
Other assets (1)	30,166	75,164	14,333	77,986	197,649
Total assets	$320,226	$562,129	$514,926	$343,842	$1,741,123
Debt (1)	$102,042	$8,713	$333,128	$77,950	$521,833
Other liabilities	23,854	56,665	43,088	177	123,784
Members’ equity	194,330	496,751	138,710	106,298	936,089
Noncontrolling interest				159,417	159,417
Total liabilities and equity	$320,226	$562,129	$514,926	$343,842	$1,741,123
Company’s net investment in unconsolidated entities (2)	$140,221	$189,509	$97,353	$19,995	$447,078

(1)
Included in other assets of the Structured Asset Joint Venture at April 30, 2015 and October 31, 2014 is $78.0 million of restricted cash held in a defeasance account which will be used to repay debt of the Structured Asset Joint Venture.

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

Condensed Statements of Operations and Comprehensive Income:

	For the six months ended April 30, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$31,759	$36,259	$15,327	$2,961	$86,306
Cost of revenues	16,116	31,358	7,227	8,848	63,549
Other expenses	533	2,876	8,698	592	12,699
Total expenses	16,649	34,234	15,925	9,440	76,248
Gain on disposition of loans and REO				23,586	23,586
Income (loss) from operations	15,110	2,025	(598)	17,107	33,644
Other income	11	341		1,355	1,707
Net income (loss)	15,121	2,366	(598)	18,462	35,351
Less: income attributable to noncontrolling interest				(11,077)	(11,077)
Net income (loss) attributable to controlling interest	15,121	2,366	(598)	7,385	24,274
Other comprehensive loss			(45)		(45)
Total comprehensive income (loss)	$15,121	$2,366	$(643)	$7,385	$24,229
Company’s equity in earnings of unconsolidated entities (3)	$5,381	$1,458	$2,815	$1,474	$11,128

	For the six months ended April 30, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$111,950	$23,228	$17,006	$3,789	$155,973
Cost of revenues	62,170	21,825	7,390	6,482	97,867
Other expenses	465	2,047	21,558	874	24,944
Total expenses	62,635	23,872	28,948	7,356	122,811
Gain on disposition of loans and REO				6,458	6,458
Income (loss) from operations	49,315	(644)	(11,942)	2,891	39,620
Other income	5	201	43,199	1,533	44,938
Net income (loss)	49,320	(443)	31,257	4,424	84,558
Less: income attributable to noncontrolling interest				(2,654)	(2,654)
Net income (loss) attributable to controlling interest	49,320	(443)	31,257	1,770	81,904
Other comprehensive income			729		729
Total comprehensive income (loss)	$49,320	$(443)	$31,986	$1,770	$82,633
Company’s equity in earnings of unconsolidated entities (3)	$103	$327	$36,622	$190	$37,242

	For the three months ended April 30, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$13,484	$16,965	$7,716	$2,072	$40,237
Cost of revenues	6,486	14,445	3,958	2,773	27,662
Other expenses	299	1,301	4,309	266	6,175
Total expenses	6,785	15,746	8,267	3,039	33,837
Gain on disposition of loans and REO				15,955	15,955
Income (loss) from operations	6,699	1,219	(551)	14,988	22,355
Other income	11	268		768	1,047
Net income (loss)	6,710	1,487	(551)	15,756	23,402
Less: income attributable to noncontrolling interest				(9,454)	(9,454)
Net income (loss) attributable to controlling interest	6,710	1,487	(551)	6,302	13,948
Other comprehensive loss			(23)		(23)
Total comprehensive income (loss)	$6,710	$1,487	$(574)	$6,302	$13,925
Company’s equity in earnings of unconsolidated entities (3)	$2,939	$916	$1,114	$1,258	$6,227

	For the three months ended April 30, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$110,406	$11,647	$7,557	$3,505	$133,115
Cost of revenues	61,488	11,451	3,419	4,132	80,490
Other expenses	210	1,047	9,504	415	11,176
Total expenses	61,698	12,498	12,923	4,547	91,666
Gain on disposition of loans and REO				2,551	2,551
Income (loss) from operations	48,708	(851)	(5,366)	1,509	44,000
Other income	4	162	342	1,409	1,917
Net income (loss)	48,712	(689)	(5,024)	2,918	45,917
Less: income attributable to noncontrolling interest				(1,751)	(1,751)
Net income (loss) attributable to controlling interest	48,712	(689)	(5,024)	1,167	44,166
Other comprehensive loss			(56)		(56)
Total comprehensive income (loss)	$48,712	$(689)	$(5,080)	$1,167	$44,110
Company’s equity in earnings of unconsolidated entities (3)	$135	$145	$12,872	$1,175	$14,327

(3)
Differences between our equity in earnings of unconsolidated entities and the underlying net income (loss) of the entities are primarily a result of a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Investments in Distressed Loans and Foreclosed Real Estate
Investments in distressed loans and REO consisted of the following as of the dates indicated (amounts in thousands):

	April 30, 2015	October 31, 2014
Investment in distressed loans	$2,258	$4,001
Investment in REO	63,680	69,799
	$65,938	$73,800
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
Investments in REO
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Balance, beginning of period	$69,799	$72,972	$66,934	$79,267
Additions	1,904	8,036	227	871
Sales	(7,668)	(4,192)	(3,382)	(3,384)
Impairments	(183)	(2)	(14)	(2)
Depreciation	(172)	(162)	(85)	(100)
Balance, end of period	$63,680	$76,652	$63,680	$76,652
As of April 30, 2015, approximately $10.2 million and $53.5 million of REO was classified as held-for-sale and held-and-used, respectively. As of April 30, 2014, approximately $7.2 million and $69.5 million of REO was classified as held-for-sale and held-and-used, respectively. The table below provides, for the periods indicated, gains we recorded from the acquisitions of REO through foreclosure (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Gains from acquisition of REO through foreclosure	$230	$1,523	$—	$5
6. Loans Payable, Senior Notes and Mortgage Company Loan Facility
Loans Payable
At April 30, 2015 and October 31, 2014, loans payable consisted of the following (amounts in thousands):

	April 30, 2015	October 31, 2014
Senior unsecured term loan	$500,000	$500,000
Loans payable - other	174,817	154,261
	$674,817	$654,261
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase. At April 30, 2015, the interest rate on borrowings under the Term Loan Facility was 1.59% per annum.

We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below. The Term Loan Facility will mature and amounts owing thereunder will become due and payable on February 3, 2019.
Loans Payable - Other
Our “Loans payable - other” represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2015, the weighted-average interest rate on “Loans payable - other” was 4.20% per annum.
Credit Facility
On August 1, 2013, we entered into a $1.035 billion unsecured, five-year revolving credit facility (“Credit Facility”) with a syndicate of banks (“Aggregate Credit Commitment”). The commitments under the Credit Facility are scheduled to expire on August 1, 2018. We are obligated to pay an undrawn commitment fee to the lenders under the Credit Facility which is based on the average daily unused amount of the Aggregate Credit Commitment and our leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.57 billion. Under the terms of the Credit Facility, at April 30, 2015, our leverage ratio was approximately 0.70 to 1.00 and our tangible net worth was approximately $4.00 billion. Based upon the minimum tangible net worth requirement in the Credit Facility, our ability to repurchase our common stock was limited to approximately $1.89 billion as of April 30, 2015.
At April 30, 2015, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $97.8 million. See “Subsequent Events” below.
Senior Notes
At April 30, 2015, we, through Toll Brothers Finance Corp, had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.66 billion.
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
Subsequent Events
In May 2015, we repaid, at maturity, the $300.0 million of outstanding 5.15% Senior Notes due May 15, 2015 using available cash and $250.0 million of borrowings under the Credit Facility.
Mortgage Company Loan Facility
In July 2014, TBI Mortgage® Company (“TBI Mortgage”), our wholly-owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $50.0 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100.0 million for a short period of time. The Repurchase Agreement, as amended, expires on July 21, 2015 and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At April 30, 2015, the interest rate on the Repurchase Agreement was 2.18% per annum. At April 30, 2015, we had $70.1 million of outstanding borrowings under the Repurchase Agreement.

7. Accrued Expenses
Accrued expenses at April 30, 2015 and October 31, 2014 consisted of the following (amounts in thousands):

	April 30, 2015	October 31, 2014
Land, land development and construction	$107,041	$124,816
Compensation and employee benefits	125,306	118,607
Self-insurance	108,575	100,407
Warranty	83,057	86,282
Interest	33,436	33,993
Commitments to unconsolidated entities	4,919	3,293
Other	124,077	114,079
	$586,411	$581,477
Prior to the third quarter of fiscal 2014, we received stucco-related claims in certain completed communities located in Pennsylvania and Delaware, which are in our Mid-Atlantic region. During the third quarter of fiscal 2014, the rate of claims increased. Through the third quarter of fiscal 2014, we believed that our warranty accruals, self-insurance accruals, and our liability insurance were adequate to cover our cost of repairs for those claims. The rate of claims continued to increase during the fourth quarter of fiscal 2014. In response, we undertook a comprehensive review of homes in completed communities built during fiscal 2003 through fiscal 2009 in Pennsylvania and Delaware. Our review revealed that additional stucco-related repairs will likely be needed in certain communities. As of October 31, 2014, we estimated our potential liability for known and unknown claims to be approximately $54.0 million, of which we expect to recover approximately 40% from our outside insurance carriers. In addition to previously recognized warranty and self-insurance accruals, we recognized a $25.0 million additional charge in the fourth quarter of fiscal 2014 for estimated repair costs. Our review included an analysis of the number of claims received, our inspection to-date of homes, an estimate of the number of homes we expect to repair and the extent of such repairs, and the amount of warranty and self-insurance reserves already recorded. We continue to review our potential liability for these claims and at April 30, 2015, we believe that our existing reserves and insurance were sufficient. We will continue to review and analyze these claims as they are submitted, and, due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated. The above charge was included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income included in our Annual Report on Form 10-K for the year ended October 31, 2014.
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
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Balance, beginning of period	$86,282	$43,819	$84,695	$42,688
Additions - homes closed during the period	8,253	7,302	4,335	4,205
Addition - Shapell liabilities acquired		9,244		9,244
Increase in accruals for homes closed in prior years	1,309	1,421	441	1,077
Charges incurred	(12,787)	(9,207)	(6,414)	(4,635)
Balance, end of period	$83,057	$52,579	$83,057	$52,579

8. Income Taxes
We recorded an income tax provision of $61.3 million and $53.9 million for the six months ended April 30, 2015 and 2014, respectively. The effective tax rate for the six months ended April 30, 2015 was 29.1%, compared to 32.7% for the six months ended April 30, 2014. The income tax provisions for both periods included tax benefits related to the utilization of domestic production activities deductions and other permanent differences, offset by the provision for state income taxes and interest accrued on unrecognized tax benefits. The income tax provision for the six months ended April 30, 2015 also benefited from a $13.7 million reversal of a previously recognized tax provision related to a settlement with a taxing jurisdiction. The income tax provision for the six months ended April 30, 2014 also benefited from the reversal of a previously recognized tax provision related to the expiration of the statute of limitations and the settlement of a state income tax audit.
We recorded an income tax provision of $18.6 million and $28.3 million for the three months ended April 30, 2015 and 2014, respectively. The effective tax rate for the three months ended April 30, 2015 was 21.5%, compared to 30.2% for the three months ended April 30, 2014. The income tax provisions for both periods included tax benefits related to the utilization of domestic production activities deductions and other permanent differences, offset by the provision for state income taxes and interest accrued on unrecognized tax benefits. The income tax provision for three months ended April 30, 2015 also benefited from a $13.7 million reversal of a previously recognized tax provision related to a settlement with a taxing jurisdiction. The income tax provision for the three months ended April 30, 2014 also benefited from the reversal of a previously recognized tax provision related to the expiration of the statute of limitations and the settlement of a state income tax audit.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate our rate for the full fiscal year for state income taxes at 6.7% and 7.2% for fiscal 2015 and 2014, respectively.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $42.5 million and $43.8 million as of April 30, 2015 and October 31, 2014, respectively.
At April 30, 2015, we had $45.6 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits may decrease by up to $10.8 million, primarily due to the expiration of certain statutes of limitations and potential settlements with taxing jurisdictions.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Total stock-based compensation expense recognized	$12,552	$12,294	$5,106	$4,625
Income tax benefit recognized	$4,736	$4,619	$1,927	$1,647
At April 30, 2015 and October 31, 2014, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $34.8 million and $24.0 million, respectively.

10. Accumulated Other Comprehensive Loss
The tables below provide, for the periods indicated, the components of accumulated other comprehensive loss (amounts in thousands):

	Six months ended April 30, 2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,789)	$(2)	$(47)	$(2,838)
Other comprehensive (loss) income before reclassifications	(754)	3	(22)	(773)
Gross amounts reclassified from accumulated other comprehensive income	432			432
Income tax benefit (expense)	121	(1)	8	128
Other comprehensive (loss) income, net of tax	(201)	2	(14)	(213)
Balance, end of period	$(2,990)	$—	$(61)	$(3,051)

	Six months ended April 30, 2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive income (loss) before reclassifications	(77)	(29)	365	259
Gross amounts reclassified from accumulated other comprehensive income (loss)	328	(6)		322
Income tax (expense) benefit	(95)	13	(142)	(224)
Other comprehensive income (loss), net of tax	156	(22)	223	357
Balance, end of period	$(1,956)	$(27)	$(47)	$(2,030)

	Three months ended April 30, 2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,967)	$—	$(54)	$(3,021)
Other comprehensive loss before reclassifications	(253)		(11)	(264)
Gross amounts reclassified from accumulated other comprehensive income	216			216
Income tax benefit	14		4	18
Other comprehensive loss, net of tax	(23)	—	(7)	(30)
Balance, end of period	$(2,990)	$—	$(61)	$(3,051)

	Three months ended April 30, 2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,059)	$(36)	$(29)	$(2,124)
Other comprehensive loss before reclassifications			(28)	(28)
Gross amounts reclassified from accumulated other comprehensive income	164	15		179
Income tax (expense) benefit	(61)	(6)	10	(57)
Other comprehensive income (loss), net of tax	103	9	(18)	94
Balance, end of period	$(1,956)	$(27)	$(47)	$(2,030)

Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. Reclassifications for the realized gains and losses on available-for-sale securities are included in “Other income - net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.
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

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Number of shares purchased (in thousands)	211	5	10	3
Average price per share	$31.40	$34.71	$37.83	$36.04
Remaining authorization at April 30 (in thousands)	19,989	8,263	19,989	8,263
12. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Numerator:
Net income as reported	$149,255	$110,802	$67,930	$65,222
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	786	789	392	392
Numerator for diluted earnings per share	$150,041	$111,591	$68,322	$65,614

Denominator:
Basic weighted-average shares	176,267	177,278	176,458	178,082
Common stock equivalents (a)	2,347	2,529	2,522	2,502
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858	5,858
Diluted weighted-average shares	184,472	185,665	184,838	186,442

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	2,091	1,426	1,814	1,249
Shares issued under stock incentive and employee stock purchase plans	1,265	1,225	588	212

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

13. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2015	October 31, 2014
Marketable Securities	Level 2	$10,015	$12,026
Residential Mortgage Loans Held for Sale	Level 2	$80,864	$101,944
Forward Loan Commitments—Residential Mortgage Loans Held for Sale	Level 2	$16	$(341)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(969)	$(108)
Forward Loan Commitments—IRLCs	Level 2	$969	$108
At April 30, 2015 and October 31, 2014, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Marketable Securities
The fair value of our marketable securities approximates the amortized cost basis as of April 30, 2015 and October 31, 2014. The estimated fair values of marketable securities are based on quoted prices provided by brokers. The remaining contractual maturity of marketable securities as of April 30, 2015 was seven months.
Mortgage Loans Held for Sale
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2015	$79,984	$80,864	$880
At October 31, 2014	$100,463	$101,944	$1,481
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and by applying such pricing to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income - net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “Other income - net.”
IRLCs represent individual borrower agreements that commit us to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. We utilize best efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby we agree to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. We estimate the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either “Receivables, prepaid expenses and other assets” or “Accrued expenses” in our Condensed Consolidated Balance Sheets, as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, we assess the credit worthiness of the investors on a periodic basis.

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

Three months ended:	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2015:
January 31	$289 - $680	1 - 7	13.5% - 16.0%
April 30	$527 - $600	13 - 25	17.0%

Fiscal 2014:
January 31	$388 - $405	21 - 23	16.6%
April 30	$634 - $760	4 - 7	12.0% - 15.3%
July 31	$698 - $1,233	10 - 22	15.9%
October 31	$337 - $902	7 - 23	12.5% - 16.5%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
				$12,000
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555
The impairment charge recorded in the three-month period ended April 30, 2015 related to one community located in the North geographic segment.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2015		October 31, 2014
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$674,817	$674,649	$654,261	$652,944
Senior notes (b)	Level 1	2,657,376	2,852,929	2,657,376	2,821,559
Mortgage company loan facility (c)	Level 2	70,052	70,052	90,281	90,281
		$3,402,245	$3,597,630	$3,401,918	$3,564,784

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
14. Other Income - Net
The table below provides, for the periods indicated, the components of other income - net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Interest income	$1,186	$1,889	$698	$825
Income from ancillary businesses	13,725	3,950	2,886	2,337
Gibraltar	4,019	5,714	3,197	1,382
Management fee income from unconsolidated entities	6,390	2,454	3,411	1,227
Retained customer deposits	2,312	1,310	972	422
Income from land sales	7,350	11,187	2,533	4,929
Directly expensed interest		(656)		(656)
Other	953	1,794	222	635
Total other income - net	$35,935	$27,642	$13,919	$11,101
In the six months ended April 30, 2015, our security monitoring business recognized an $8.1 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. In the six-month period ended April 30, 2014, income from land sales includes $2.9 million of previously deferred gains on our initial sales of the properties to Trust II as further described in Note 4, “Investments in and Advances to Unconsolidated Entities.”
Income from ancillary businesses include our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Revenue	$56,227	$43,748	$24,947	$22,808
Expense	$42,502	$39,798	$22,061	$20,471
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Revenue	$126,746	$98,152	$22,725	$87,124
Deferred gain on land sale to joint venture	(9,260)
Expense	(110,136)	(86,965)	(20,192)	(82,195)
Income from land sales	$7,350	$11,187	$2,533	$4,929

Land sale revenues, for the six months ended April 30, 2015, include $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We will recognize the gain as units are sold to the ultimate home buyers. See Note 4, “Investments in and Advances to Unconsolidated Entities” for more information on this transaction.
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
Investments in and Advances to Unconsolidated Entities
At April 30, 2015, we had investments in and advances to a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in and Advances to Unconsolidated Entities,” for more information regarding our commitments to these entities.
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
Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2015	October 31, 2014
Aggregate purchase commitments:
Unrelated parties	$882,723	$1,043,654
Unconsolidated entities that the Company has investments in	178,825	184,260
Total	$1,061,548	$1,227,914
Deposits against aggregate purchase commitments	$71,126	$103,422
Additional cash required to acquire land	990,422	1,124,492
Total	$1,061,548	$1,227,914
Amount of additional cash required to acquire land in accrued expenses	$1,120	$764
At April 30, 2015, we had a purchase commitment or understandings to acquire 536 home sites from three of our Land Development Joint Ventures for an aggregate purchase price of $178.8 million. In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2015, we also had purchase commitments to acquire land for apartment developments of approximately $29.9 million, of which we had outstanding deposits in the amount of $0.9 million.
In November 2014, we closed on a 99-year ground lease on land located within New York City where we intend to develop a high-rise luxury cooperative-owned residential building. In August 2014, we paid $4.7 million representing two years of prepaid rent under the ground lease, which is included in “Deposits against aggregate purchase commitments” above. Under the terms of the ground lease, once final approvals are received, we will be required to make an additional payment of $17.5 million. This additional required payment is included in “Aggregate purchase commitments - Unrelated parties” above. As we deliver homes to our home buyers, the obligation under this lease will transfer to the building’s cooperative. We expect to deliver all homes by the end of our fiscal year 2018; therefore, we have included two years of additional rent payments totaling $4.7 million that we expect to pay which is also included in “Aggregate purchase commitments - Unrelated parties” above.

We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At April 30, 2015, we had outstanding surety bonds amounting to $610.5 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $389.1 million of work remains on these improvements. We have an additional $106.3 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2015, we had outstanding letters of credit of $97.8 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Warranty and Self-Insurance
See Note 7, “Accrued Expenses,” for additional information regarding our obligations related to warranty and self-insurance matters.
Backlog
At April 30, 2015, we had agreements of sale outstanding to deliver 4,387 homes with an aggregate sales value of $3.48 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2015	October 31, 2014
Aggregate mortgage loan commitments:
IRLCs	$355,901	$191,604
Non-IRLCs	861,097	709,401
Total	$1,216,998	$901,005
Investor commitments to purchase:
IRLCs	$355,901	$191,604
Mortgage loans receivable	72,844	93,261
Total	$428,745	$284,865

16. Information on Operating Segments
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
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, California, Colorado, Nevada, and Washington
Revenue and income (loss) before income taxes for each of our reportable and geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Revenues:
Traditional Home Building:
North	$282,454	$264,885	$150,018	$137,241
Mid-Atlantic	350,891	349,571	187,503	180,475
South	377,784	336,688	215,917	186,129
West	570,409	507,835	282,467	321,609
Traditional Home Building	1,581,538	1,458,979	835,905	825,454
City Living	124,497	45,076	16,678	34,920
Total	$1,706,035	$1,504,055	$852,583	$860,374

Income (loss) before income taxes:
Traditional Home Building:
North	$13,431	$17,152	$2,864	$8,806
Mid-Atlantic	40,819	45,909	22,095	24,358
South	62,600	40,952	39,276	23,584
West	91,619	78,714	46,270	44,844
Traditional Home Building	208,469	182,727	110,505	101,592
City Living	58,005	8,964	6,660	10,022
Corporate and other	(55,919)	(26,972)	(30,633)	(18,130)
Total	$210,555	$164,719	$86,532	$93,484
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.

Total assets for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands).

	April 30, 2015	October 31, 2014
Traditional Home Building:
North	$1,063,041	$1,053,787
Mid-Atlantic	1,272,448	1,267,563
South	1,246,795	1,165,600
West	2,821,400	2,676,164
Traditional Home Building	6,403,684	6,163,114
City Living	873,725	834,949
Corporate and other	1,310,272	1,418,839
Total	$8,587,681	$8,416,902
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.
Inventory for each of our reportable and geographic segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at April 30, 2015:
Traditional Home Building:
North	$11,749	$167,766	$851,577	$1,031,092
Mid-Atlantic	27,536	246,580	959,620	1,233,736
South	3,614	225,363	841,185	1,070,162
West	15,147	1,138,539	1,582,696	2,736,382
Traditional Home Building	58,046	1,778,248	4,235,078	6,071,372
City Living	939	451,270	200,762	652,971
	$58,985	$2,229,518	$4,435,840	$6,724,343

Balances at October 31, 2014:
Traditional Home Building:
North	$12,007	$171,780	$834,266	$1,018,053
Mid-Atlantic	29,169	209,506	994,859	1,233,534
South	10,971	219,904	793,835	1,024,710
West	22,122	1,391,028	1,177,820	2,590,970
Traditional Home Building	74,269	1,992,218	3,800,780	5,867,267
City Living	48,264	363,656	211,134	623,054
	$122,533	$2,355,874	$4,011,914	$6,490,321

Investments in and advances to unconsolidated entities for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2015	October 31, 2014
Traditional Home Building:
Mid-Atlantic	$11,929	$11,841
South	101,541	98,362
West	58,575	59,573
Traditional Home Building	172,045	169,776
City Living	177,311	159,953
Corporate and other	117,903	117,349
Total	$467,259	$447,078
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures (including the Trust and Trust II) and the Structured Asset Joint Venture. In the first quarter of fiscal 2015, a Rental Property Joint Venture that was previously included in the Mid-Atlantic geographic segment was reclassified to “Corporate and other.” Our investment balance in this joint venture at October 31, 2014 of $12.4 million was reclassified in the table above to conform to the fiscal 2015 presentation.

17. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2015	2014
Cash flow information:
Interest paid, net of amount capitalized	$8,034
Interest capitalized, net of amount paid		$3,798
Income tax payments	$140,867	$30,968
Income tax refunds	$165
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$45,732	$71,662
Reduction in inventory for our share of joint venture earnings in land purchased from unconsolidated entities and allocation of basis difference	$2,346	$1,229
Defined benefit plan amendment	$754	$77
Increase in accrued expenses related to Stock Price-Based Restricted Stock Units paid		$4,972
Transfer of inventory to investment in unconsolidated entities		$700
Transfer of other assets to investment in unconsolidated entities	$4,824
Unrealized (loss) gain on derivatives held by equity investees	$(22)	$365
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,577	$428
Miscellaneous decreases to investments in unconsolidated entities	$(1,403)	$(965)
Acquisition of a Business:
Fair value of assets purchased, excluding cash acquired		$1,520,664
Liabilities assumed		$31,548
Cash paid, net of cash acquired		$1,489,116

18. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at
April 30, 2015
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

Condensed Consolidating Balance Sheet at April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	389,236	142,921	—	532,157
Marketable securities				10,015		10,015
Restricted cash	15,206		1,297	1,459		17,962
Inventory			6,417,066	307,277		6,724,343
Property, construction and office equipment, net			123,887	17,256		141,143
Receivables, prepaid expenses and other assets	56	15,029	156,260	118,588	(30,975)	258,958
Mortgage loans held for sale				80,864		80,864
Customer deposits held in escrow			42,241	2,158		44,399
Investments in and advances to unconsolidated entities			125,691	341,568		467,259
Investments in distressed loans and foreclosed real estate				65,938		65,938
Investments in and advances to consolidated entities	3,824,138	2,681,738	4,740		(6,510,616)	—
Deferred tax assets, net of valuation allowances	244,643					244,643
	4,084,043	2,696,767	7,260,418	1,088,044	(6,541,591)	8,587,681
LIABILITIES AND EQUITY
Liabilities
Loans payable			674,817			674,817
Senior notes		2,631,124			24,674	2,655,798
Mortgage company loan facility				70,052		70,052
Customer deposits			266,530	8,817		275,347
Accounts payable			233,509	166		233,675
Accrued expenses		31,906	377,933	209,217	(32,645)	586,411
Advances from consolidated entities			1,946,002	751,619	(2,697,621)	—
Income taxes payable	37,641					37,641
Total liabilities	37,641	2,663,030	3,498,791	1,039,871	(2,705,592)	4,533,741
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	722,303	49,400		1,734	(51,134)	722,303
Retained earnings (deficits)	3,381,290	(15,663)	3,761,640	35,834	(3,781,811)	3,381,290
Treasury stock, at cost	(55,980)					(55,980)
Accumulated other comprehensive loss	(2,990)		(61)			(3,051)
Total stockholders’ equity	4,046,402	33,737	3,761,627	40,574	(3,835,999)	4,046,341
Noncontrolling interest				7,599		7,599
Total equity	4,046,402	33,737	3,761,627	48,173	(3,835,999)	4,053,940
	4,084,043	2,696,767	7,260,418	1,088,044	(6,541,591)	8,587,681

Condensed Consolidating Balance Sheet at October 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	455,714	130,601	—	586,315
Marketable securities			1,997	10,029		12,026
Restricted cash	15,211		2,070	1,061		18,342
Inventory			6,260,303	230,018		6,490,321
Property, construction and office equipment, net			126,586	16,424		143,010
Receivables, prepaid expenses and other assets		16,802	114,863	137,496	(17,589)	251,572
Mortgage loans held for sale				101,944		101,944
Customer deposits held in escrow			39,912	2,161		42,073
Investments in and advances to unconsolidated entities			132,096	314,982		447,078
Investments in distressed loans and foreclosed real estate				73,800		73,800
Investments in and advances to consolidated entities	3,714,788	2,677,448	4,740		(6,396,976)	—
Deferred tax assets, net of valuation allowances	250,421					250,421
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902
LIABILITIES AND EQUITY
Liabilities
Loans payable			653,269	992		654,261
Senior notes		2,625,712			29,332	2,655,044
Mortgage company loan facility				90,281		90,281
Customer deposits			221,084	2,715		223,799
Accounts payable			225,106	241		225,347
Accrued expenses		31,906	386,223	181,649	(18,301)	581,477
Advances from consolidated entities			2,018,981	708,167	(2,727,148)	—
Income taxes payable	125,996					125,996
Total liabilities	125,996	2,657,618	3,504,663	984,045	(2,716,117)	4,556,205
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	712,162	49,400		1,734	(51,134)	712,162
Retained earnings (deficits)	3,232,035	(12,768)	3,633,618	23,410	(3,644,260)	3,232,035
Treasury stock, at cost	(88,762)					(88,762)
Accumulated other comprehensive loss	(2,790)		(48)			(2,838)
Total stockholders’ equity	3,854,424	36,632	3,633,618	28,150	(3,698,448)	3,854,376
Noncontrolling interest				6,321		6,321
Total equity	3,854,424	36,632	3,633,618	34,471	(3,698,448)	3,860,697
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,724,050	33,152	(51,167)	1,706,035
Cost of revenues			1,332,727	3,095	(7,278)	1,328,544
Selling, general and administrative	37	1,822	226,194	27,090	(41,144)	213,999
	37	1,822	1,558,921	30,185	(48,422)	1,542,543
Income (loss) from operations	(37)	(1,822)	165,129	2,967	(2,745)	163,492
Other:
Income from unconsolidated entities			7,434	3,694		11,128
Other income - net	4,670		18,033	13,588	(356)	35,935
Intercompany interest income		72,393			(72,393)	—
Interest expense		(75,228)		(266)	75,494	—
Income from subsidiaries	205,922		15,326		(221,248)	—
Income (loss) before income taxes	210,555	(4,657)	205,922	19,983	(221,248)	210,555
Income tax provision (benefit)	61,300	(1,762)	77,900	7,559	(83,697)	61,300
Net income (loss)	149,255	(2,895)	128,022	12,424	(137,551)	149,255
Other comprehensive loss	(201)		(12)			(213)
Total comprehensive income (loss)	149,054	(2,895)	128,010	12,424	(137,551)	149,042

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,520,077	33,267	(49,289)	1,504,055
Cost of revenues			1,206,293	4,059	(8,322)	1,202,030
Selling, general and administrative	69	1,865	213,647	26,436	(39,827)	202,190
	69	1,865	1,419,940	30,495	(48,149)	1,404,220
Income (loss) from operations	(69)	(1,865)	100,137	2,772	(1,140)	99,835
Other:
Income (loss) from unconsolidated entities			37,578	(336)		37,242
Other income - net	4,660		17,815	7,208	(2,041)	27,642
Intercompany interest income		76,107			(76,107)	—
Interest expense		(78,899)		(389)	79,288	—
Income from subsidiaries	160,128		4,598		(164,726)	—
Income (loss) before income taxes	164,719	(4,657)	160,128	9,255	(164,726)	164,719
Income tax provision (benefit)	53,917	(1,751)	60,224	3,481	(61,954)	53,917
Net income (loss)	110,802	(2,906)	99,904	5,774	(102,772)	110,802
Other comprehensive income	156		189	12		357
Total comprehensive income (loss)	110,958	(2,906)	100,093	5,786	(102,772)	111,159

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			861,896	17,550	(26,863)	852,583
Cost of revenues			680,515	1,429	(3,432)	678,512
Selling, general and administrative	23	914	114,151	13,701	(21,104)	107,685
	23	914	794,666	15,130	(24,536)	786,197
Income (loss) from operations	(23)	(914)	67,230	2,420	(2,327)	66,386
Other:
Income from unconsolidated entities			2,712	3,515		6,227
Other income - net	2,300		7,800	3,003	816	13,919
Intercompany interest income		36,200			(36,200)	—
Interest expense		(37,576)		(135)	37,711	—
Income from subsidiaries	84,255		6,513		(90,768)	—
Income (loss) before income taxes	86,532	(2,290)	84,255	8,803	(90,768)	86,532
Income tax provision (benefit)	18,602	(871)	32,093	3,349	(34,571)	18,602
Net income (loss)	67,930	(1,419)	52,162	5,454	(56,197)	67,930
Other comprehensive loss	(23)		(7)			(30)
Total comprehensive income (loss)	67,907	(1,419)	52,155	5,454	(56,197)	67,900

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues			869,305	17,665	(26,596)	860,374
Cost of revenues			690,656	1,457	(4,115)	687,998
Selling, general and administrative	14	928	110,947	12,799	(20,368)	104,320
	14	928	801,603	14,256	(24,483)	792,318
Income (loss) from operations	(14)	(928)	67,702	3,409	(2,113)	68,056
Other:
Income from unconsolidated entities			13,371	956		14,327
Other income - net	2,295		7,243	1,008	555	11,101
Intercompany interest income		37,963			(37,963)	—
Interest expense		(39,325)		(196)	39,521	—
Income from subsidiaries	91,203		2,887		(94,090)	—
Income (loss) before income taxes	93,484	(2,290)	91,203	5,177	(94,090)	93,484
Income tax provision (benefit)	28,262	(823)	33,212	1,883	(34,272)	28,262
Net income (loss)	65,222	(1,467)	57,991	3,294	(59,818)	65,222
Other comprehensive income (loss)	103		(11)	2		94
Total comprehensive income (loss)	65,325	(1,467)	57,980	3,296	(59,818)	65,316

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(48,714)	4,290	15,173	(2,631)	(6,060)	(37,942)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(5,037)	(847)		(5,884)
Sale and redemption of marketable securities			2,000			2,000
Investment in and advances to unconsolidated entities			(2,253)	(25,452)		(27,705)
Return of investments in unconsolidated entities			5,797	4,840		10,637
Investment in distressed loans and foreclosed real estate				(1,697)		(1,697)
Return of investments in distressed loans and foreclosed real estate				14,592		14,592
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	18,228	(4,290)			(13,938)	—
Net cash (used in) provided by investing activities	18,228	(4,290)	4,355	(8,564)	(13,938)	(4,209)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				529,053		529,053
Principal payments of loans payable			(22,556)	(550,282)		(572,838)
Proceeds from stock-based benefit plans	34,057					34,057
Excess tax benefits from stock-based compensation	3,045					3,045
Purchase of treasury stock	(6,616)					(6,616)
Receipts related to noncontrolling interest				1,292		1,292
Intercompany advances			(63,450)	43,452	19,998	—
Net cash (used in) provided by financing activities	30,486	—	(86,006)	23,515	19,998	(12,007)
Net (decrease) increase in cash and cash equivalents	—	—	(66,478)	12,320	—	(54,158)
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	389,236	142,921	—	532,157

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	44,258	15,152	(87,965)	(27,401)	(10,229)	(66,185)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(5,718)	(49)		(5,767)
Sale and redemption of marketable securities			39,243			39,243
Investment in and advances to unconsolidated entities			(13,602)	(67,052)		(80,654)
Return of investments in unconsolidated entities			35,714	3,300		39,014
Investment in distressed loans and foreclosed real estate				(757)		(757)
Return of investments in distressed loans and foreclosed real estate				22,424		22,424
Acquisition of a business, net of cash acquired			(1,489,116)			(1,489,116)
Dividend received - intercompany			15,000		(15,000)	—
Intercompany advances	(289,604)	(342,492)			632,096	—
Net cash used in investing activities	(289,604)	(342,492)	(1,418,479)	(42,134)	617,096	(1,475,613)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,700)				(4,700)
Proceeds from loans payable			1,141,300	456,262		1,597,562
Debt issuance costs for loans payable			(3,005)			(3,005)
Principal payments of loans payable			(572,257)	(474,420)		(1,046,677)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,357					220,357
Proceeds from stock-based benefit plans	23,333					23,333
Excess tax benefits from stock-based compensation	1,841					1,841
Purchase of treasury stock	(185)					(185)
Receipts related to noncontrolling interest				81		81
Dividend paid - intercompany				(15,000)	15,000	—
Intercompany advances			505,993	115,874	(621,867)	—
Net cash provided by financing activities	245,346	327,340	1,072,031	82,797	(606,867)	1,120,647
Net (decrease) increase in cash and cash equivalents	—	—	(434,413)	13,262	—	(421,151)
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	235,689	116,132	—	351,821

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
OVERVIEW
Financial Highlights
In the six-month period ended April 30, 2015, we recognized $1.71 billion of revenues and net income of $149.3 million, as compared to $1.50 billion of revenues and net income of $110.8 million in the six-month period ended April 30, 2014. In the three-month period ended April 30, 2015, we recognized $852.6 million of revenues and net income of $67.9 million, as compared to $860.4 million of revenues and net income of $65.2 million in the three-month period ended April 30, 2014.
At April 30, 2015, we had $542.2 million of cash, cash equivalents and marketable securities on hand and approximately $937.2 million available under our $1.035 billion revolving credit facility (“Credit Facility”) that matures in August 2018. At April 30, 2015, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $97.8 million.
At April 30, 2015, our total equity and our debt to total capitalization ratio were $4.05 billion and 0.46 to 1:00, respectively.
Our Business
We operate in a number of businesses associated with residential real estate, the most significant being designing, building, marketing and arranging the financing for detached and attached homes in luxury residential communities that cater to move-up, empty-nester, active-adult, age-qualified and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll City Living® (“City Living”). At April 30, 2015, we were operating in 19 states.
We also control approximately 6,200 units in for-rent apartment projects that are currently operating, in the lease-up stage, under active development, or in the planning stage. Of the 6,200 units at April 30, 2015, 3,900 are owned by joint ventures in which we have an interest; approximately 1,500 are owned by us; and 800 are under contract to be purchased by us. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, are being operated, developed, or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Brothers Realty Trust.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We also operate through a number of joint ventures. These joint ventures (i) develop land for use by certain joint venture participants and, in other cases, for sale to other third party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”), which includes our investments in Toll Brothers Realty Trust (the “Trust”) and Toll Brothers Realty Trust II (“Trust II”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). We earn construction and management fee income from many of these joint ventures.
In fiscal 2010, we formed Gibraltar Capital Asset and Management LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties from unimproved ground to partially and fully improved developments, as well as commercial opportunities. At April 30, 2015, Gibraltar had investments in distressed loans and foreclosed real estate of $65.9 million and an investment in a Structured Asset Joint Venture of $17.0 million.
Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
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
In the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, and was followed by a decline in demand in the third quarter of fiscal 2014. Since the third quarter of fiscal 2014, we have seen a strengthening in customer demand. In fiscal 2015’s first six months, net signed contracts of $2.47 billion and 2,994 units rose 24.9% in dollars and 12.3% in units, compared to fiscal 2014’s first six months net signed contracts of $1.98 billion and 2,665 units. Similarly, in fiscal 2014’s fourth quarter, net signed contracts of $970.8 million and 1,282 units rose 16% in dollars and 10% in units, compared to fiscal 2013’s fourth-quarter net signed contracts of $839.0 million and 1,163 units. The strength in demand that we saw in the fourth quarter of fiscal 2014 and in the first half of fiscal 2015 has thus far continued into the third quarter of fiscal 2015. We are optimistic that this strengthening in customer demand may continue for the foreseeable future, with demand ultimately growing to more normalized levels.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, age-qualified communities for households in which at least one member is 55 years of age or older. As of April 30, 2015, we were selling from 39 active-adult/age-qualified communities and expect to open additional age-qualified communities during the next few years. For the six-month periods ended April 30, 2015 and 2014, the value of net contracts signed in active-adult/age-qualified communities was 8.7% and 9.1%, respectively, of total net contracts signed in each of the periods. In the six-month periods ended April 30, 2015 and 2014, the number of net contracts signed in active-adult/age-qualified communities, as a percentage of the total number of net contracts signed, was 12.9% and 12.8%, respectively.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. Sales and deliveries of our City Living products can vary significantly from period to period based on new product openings and deliveries of units in high-rise buildings, as construction is completed. Our City Living product generally yields a higher margin than our Traditional Home Building product. Our City Living communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in the boroughs of Manhattan and Brooklyn, New York; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania; and Bethesda, Maryland. At April 30, 2015, we owned or had under control 18 City Living projects, containing approximately 2,200 units, which are either selling, or being or will be developed by us or through joint ventures.
For the six-month periods ended April 30, 2015 and 2014, the value of net contracts signed by our City Living group in wholly-owned projects was 5.3% and 6.9% of net contracts signed in the respective periods. In the six-month periods ended April 30, 2015 and 2014, the number of net contracts signed by our City Living group in wholly-owned projects, as a percentage of the total number of net contracts signed, was 2.8% and 4.5%, respectively. At April 30, 2015 and 2014, the value and units of backlog of our City Living group in wholly-owned projects were $222.6 million (166 homes) and $318.7 million (256 homes), respectively.
We are also developing high-rise buildings in joint ventures with third-parties. At April 30, 2015, two of these buildings were open for sale, containing a total of 219 units. In the six-month period ended April 30, 2015, we signed 29 net contracts in these buildings with a total value of $78.0 million. At April 30, 2015, these buildings had a backlog of $298.9 million.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with an opportunity for growth in the future. We believe that builders and developers with approved land in well-located markets will benefit from any strengthening demand. During the 2006 – 2011 housing market downturn, the pipeline of approved and improved home sites dwindled in many markets as many builders and developers lacked both the capital and the economic incentive to bring home sites through approvals. We believe that our financial strength through the 2006 – 2011 downturn in the housing market and our resulting portfolio of approved home sites in the Washington, D.C. to Boston corridor and in our California markets, in which land is scarce and approvals are more difficult to obtain, gives us a competitive advantage.
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
At April 30, 2015, we controlled approximately 45,000 home sites, as compared to approximately 50,400 at April 30, 2014; 47,167 home sites at October 31, 2014; and 48,628 home sites at October 31, 2013. Of the approximately 45,000 total home sites that we owned or controlled through options at April 30, 2015, we owned approximately 36,400 and controlled approximately 8,600 through options. Of the 45,000 home sites owned or controlled through options, approximately 16,100 were substantially improved. In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests, at prices not yet determined.
At April 30, 2015, we were selling from 269 communities, compared to 252 communities at April 30, 2014; 263 communities at October 31, 2014; and 232 communities at October 31, 2013. We expect to be selling from 270 to 310 communities by October 31, 2015.
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
CONTRACTS
Six-Month Period Ended April 30, 2015
The aggregate value of net contracts signed increased $492.2 million or 24.9% in the six-month period ended April 30, 2015, as compared to the six-month period ended April 30, 2014. The value of net contracts signed was $2.47 billion (2,994 homes) and $1.98 billion (2,665 homes) in the six-month periods ended April 30, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 12.3% increase in the number of net contracts signed and an 11.2% increase in the average value of each contract signed.
The aggregate value of net contracts signed in our Traditional Home Building segment increased $496.8 million or 27.0% in the six-month period ended April 30, 2015, as compared to the six-month period ended April 30, 2014. The value of net contracts signed was $2.34 billion (2,910 homes) and $1.84 billion (2,546 homes) in the six-month periods ended April 30, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 14.3% increase in the number of net contracts signed and an 11.1% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to the strong demand in our North and West regions in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by a slowdown in demand in our South region. The increase in the average value of each contract signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products.
For the six-month period ended April 30, 2015, the value of net contracts signed in our City Living segment decreased by $4.6 million, or 3.4%, as compared to the six-month period ended April 30, 2014. The decrease was attributable to a decrease of 29.4% in the number of net contracts signed, partially offset by a 36.9% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the six-month period ended April 30, 2015 was primarily due to slower demand in first three months of fiscal 2015 and to a decline in the number of net contracts signed in Philadelphia, Pennsylvania due to lower product availability. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period.
Three-Month Period Ended April 30, 2015
The aggregate value of net contracts signed increased $320.7 million or 25.2% in the three-month period ended April 30, 2015, as compared to the three-month period ended April 30, 2014. The value of net contracts signed was $1.60 billion (1,931 homes) and $1.27 billion (1,749 homes) in the three-month periods ended April 30, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 10.4% increase in the number of net contracts signed and a 13.4% increase in the average value of each contract signed.
The aggregate value of net contracts signed in our Traditional Home Building segment increased $305.5 million or 25.4% in the three-month period ended April 30, 2015, as compared to the three-month period ended April 30, 2014. The value of net contracts signed was $1.51 billion (1,866 homes) and $1.20 billion (1,681 homes) in the three-month periods ended April 30, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of an 11.0% increase in the number of net contracts signed and a 13.0% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to the strong demand in our North, Mid-Atlantic and West regions in the fiscal 2015 period, as compared to the fiscal 2014 period, offset in part, by a slowdown in demand in our South region. The increase in the average value of each contract signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products.
For the three-month period ended April 30, 2015, the value of net contracts signed in our City Living segment increased by $15.2 million, or 20.8%, as compared to the three-month period ended April 30, 2014. The increase was attributable to a 26.4% increase in the average value of net contracts signed, partially offset by a decrease of 4.4% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period. The decrease in the number of net contracts signed in the three-month period ended April 30, 2015 was primarily due to a decline in the number of net contracts signed in Philadelphia, Pennsylvania due to lower product availability.

BACKLOG
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at April 30, 2015 was $3.48 billion (4,387 homes), an 8.6% increase, as compared to our backlog at April 30, 2014 of $3.21 billion (4,324 homes). Our backlog at October 31, 2014 and 2013 was $2.72 billion (3,679 homes) and $2.63 billion (3,679 homes), respectively. The increase in the value of the backlog at April 30, 2015, as compared to the backlog at April 30, 2014, was primarily attributable to the higher backlog at October 31, 2014, as compared to the backlog at October 31, 2013, and to the 24.9% increase in the value of net contracts signed in the six-month period ended April 30, 2015, as compared to the value of net contracts signed in the six-month period ended April 30, 2014, offset, in part, by the increase in the aggregate value of our deliveries in the six-month period ended April 30, 2015, as compared to the aggregate value of deliveries in the six-month period ended April 30, 2014.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in and advances to various unconsolidated entities. We have investments in joint ventures (i) to develop land for use by certain joint venture participants and, in other cases, for sale to other third party builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”), which includes our investments in the Trust and Trust II; and (iv) to invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
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
At April 30, 2015, we had investments in and advances to these entities of $467.3 million and were committed to invest or advance up to an additional $80.9 million to these entities if they require additional funding. At April 30, 2015, we had joint venture purchase commitments or understandings to acquire 536 home sites from three Land Development Joint Ventures for an estimated aggregate purchase price $178.8 million. In addition, we expect to purchase approximately 3,300 additional home sites from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
Pursuant to the terms of one of our joint venture agreements, 400 Park Avenue South, a high-rise luxury for-sale/rental project in New York City, following completion of the construction of the building’s structure, we will acquire, with no additional consideration due from us, ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner will receive ownership of the lower floors containing residential rental units and retail space, with no additional consideration due from them. We expect to receive title to our floors during our third quarter of fiscal 2015. At the time of transfer, our investment in this joint venture will be reclassified from “Investments in and advances to unconsolidated entities” on our Condensed Consolidated Balance Sheet to “Inventory.” Contracts at 400 Park Avenue South have always been reported as if the project was wholly owned.
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any, or all, of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) guarantees of indemnities provided to the lender by the unconsolidated entity with regard to environmental matters; (iv) a hazardous material indemnity that holds the lender harmless for any liability it may suffer from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of April 30, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $922.2 million and had borrowed an aggregate of $412.5 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $922.2 million before any reimbursement from our partners. Based on the amounts borrowed at April 30, 2015, our maximum potential exposure under these guarantees is estimated to be $412.5 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $10.9 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in and Advances to Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties, or other factors that negatively impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for rental properties, we review rental trends, expected future expenses and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2014 for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the six-month and three-month periods ended April 30, 2015 and 2014.
RESULTS OF OPERATIONS
The following table sets forth, for the six months and three months ended April 30, 2015 and 2014, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2015		2014		2015		2014
	$	%*	$	%*	$	%*	$	%*
Revenues	1,706.0		1,504.1		852.6		860.4
Cost of revenues	1,328.5	77.9	1,202.0	79.9	678.5	79.6	688.0	80.0
Selling, general and administrative	214.0	12.5	202.2	13.4	107.7	12.6	104.3	12.1
	1,542.5	90.4	1,404.2	93.4	786.2	92.2	792.3	92.1
Income from operations	163.5		99.8		66.4		68.1
Other
Income from unconsolidated entities	11.1		37.2		6.2		14.3
Other income - net	35.9		27.6		13.9		11.1
Income before income taxes	210.6		164.7		86.5		93.5
Income tax provision	61.3		53.9		18.6		28.3
Net income	149.3		110.8		67.9		65.2
* Percent of revenues
Note: Due to rounding, amounts may not add.

REVENUES AND COST OF REVENUES
Revenues for the six months ended April 30, 2015 were higher than those for the comparable period of fiscal 2014 by approximately $201.9 million, or 13.4%. This increase was primarily attributable to a 6.5% increase in the number of homes delivered and a 6.5% increase in the average price of the homes delivered. In the fiscal 2015 six-month period, we delivered 2,286 homes with a value of $1.71 billion, as compared to 2,146 homes in the fiscal 2014 six-month period with a value of $1.50 billion. The average price of the homes delivered in the fiscal 2015 period was $746,300, as compared to $700,900 in the fiscal 2014 period. The increase in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to six months of deliveries from the home building operations of Shapell in the fiscal 2015 period, as compared to three months of deliveries in fiscal 2014, and the faster delivery of homes in backlog at October 31, 2014, as compared to those in backlog at October 31, 2013. The increase in the average price of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or higher priced products.
Cost of revenues as a percentage of revenues was 77.9% in the six-month period ended April 30, 2015, as compared to 79.9% in the six-month period ended April 30, 2014. The decrease in cost of revenues, as a percentage of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in product mix/areas to higher margin areas, lower interest costs, increased prices of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period. This was offset, in part by higher inventory write-offs in the fiscal 2015 period, as compared to the fiscal 2014 period. In the six-month periods ended April 30, 2015 and 2014, interest cost as a percentage of revenues was 3.4% and 4.0%, respectively. Inventory write-offs in the six-month periods ended April 30, 2015 and 2014 were $13.3 million ($12.0 million attributable to operating communities, $0.7 million attributable to land owned for future communities, and $0.6 million attributable to land controlled for future communities) and $3.9 million ($2.9 million attributable to operating communities and $1.0 million attributable to land controlled for future communities), respectively.
Revenues for the three months ended April 30, 2015 were lower than those for the comparable period of fiscal 2014 by approximately $7.8 million, or 0.9%. This decrease was primarily attributable to a 1.9% decrease in the number of homes delivered partially offset by a 1.0% increase in the average price of the homes delivered. In the fiscal 2015 three-month period, we delivered 1,195 homes with a value of $852.6 million, as compared to 1,218 homes in the fiscal 2014 three-month period with a value of $860.4 million. The average price of the homes delivered in the fiscal 2015 period was $713,500, as compared to $706,400 in the fiscal 2014 period. The decrease in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to the delivery of backlog in the fiscal 2014 period, acquired in the Acquisition, offset, in part, from the home building operations of Shapell in the fiscal 2015 period. The increase in the average price of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or higher priced products.
Cost of revenues as a percentage of revenues was 79.6% in the three-month period ended April 30, 2015, as compared to 80.0% in the three-month period ended April 30, 2014. The decrease in cost of revenues, as a percentage of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a shift in the number of home delivered to higher margin products and/or locations, increased prices of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period. This was offset, in part by higher inventory write-offs and interest costs in the fiscal 2015 period, as compared to the fiscal 2014 period. In the three-month periods ended April 30, 2015 and 2014, interest cost as a percentage of revenues was 3.5% and 3.4%, respectively. Inventory write-offs in the three-month periods ended April 30, 2015 and 2014 were $12.2 million ($11.1 million attributable to operating communities, $0.7 million attributable to land owned for future communities, and $0.4 million attributable to land controlled for future communities) and $1.9 million ($1.6 million attributable to operating communities and $0.3 million attributable to land controlled for future communities), respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $11.8 million in the six-month period ended April 30, 2015, as compared to the six-month period ended April 30, 2014. As a percentage of revenues, SG&A decreased to 12.5% in the fiscal 2015 period, from 13.4% in the fiscal 2014 period. The fiscal 2014 period includes $5.9 million of expenses incurred in the Acquisition. The decline in SG&A, excluding the costs related to the Acquisition, as a percentage of revenues, was due to SG&A spending increasing by 9.0% while revenues increased 13.4%. The dollar increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees, higher sales commissions, and increased sales and marketing costs. The higher sales commissions were the result of the increase in the number of homes delivered and the increased sales revenues in the fiscal 2015 period over the comparable period of fiscal 2014. The higher sales and marketing costs were the result of the increased spending on advertising, and increased operating costs of our sample homes due to the increased number of communities that we had in the fiscal 2015 period, as compared to the 2014 period.
SG&A increased by $3.4 million in the three-month period ended April 30, 2015, as compared to the three-month period ended April 30, 2014. As a percentage of revenues, SG&A increased to 12.6% in the fiscal 2015 period, from 12.1% in the fiscal 2014 period. The fiscal 2014 period includes $5.1 million of expenses incurred in the Acquisition. The increase in SG&A, excluding the costs related to the Acquisition, as a percentage of revenues, was due to SG&A spending increasing by 8.6% and a revenue decrease of 0.9%. The dollar increase in SG&A costs was due primarily to higher compensation costs resulting from our increased number of employees, and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased spending on advertising, increased operating costs of our sample homes due to the increased number of communities that we had in the fiscal 2015 period, as compared to the 2014 period, and the direct write-off of certain deferred marketing costs in the fiscal 2015 period.
INCOME FROM UNCONSOLIDATED ENTITIES
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects or high-rise/mid-rise condominium construction projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter-to-quarter and year-to-year.
In the six-month period ended April 30, 2015, we recognized $11.1 million of income from unconsolidated entities, as compared to $37.2 million in the comparable period of fiscal 2014. The decrease in income from unconsolidated entities was due primarily from our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment complexes. This was offset, in part, by higher income realized from Gibraltar’s Structured Asset Joint Venture, a Home Building Joint Venture, and several of our Land Development Joint Ventures in the fiscal 2015 period, as compared to the income recognized in the fiscal 2014 period. The higher income from the Land Development Joint Ventures was attributable primarily to higher sales activity from two joint ventures located in Texas in the fiscal 2015 period, as compared to the fiscal 2014 period.
In the three-month period ended April 30, 2015, we recognized $6.2 million of income from unconsolidated entities, as compared to $14.3 million in the comparable period of fiscal 2014. The decrease in income from unconsolidated entities was due primarily to a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the its apartment complexes, offset, in part, by higher income realized from a Home Building Joint Venture and one of our Land Development Joint Ventures in the fiscal 2015 period, as compared to the income recognized in the fiscal 2014 period. The higher income from the Land Development Joint Ventures was attributable primarily to higher sales activity from one of our joint ventures located in Texas in the fiscal 2015 period, as compared to the fiscal 2014 period.
OTHER INCOME - NET
“Other income - net” includes the income from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, and other miscellaneous items.
For the six months ended April 30, 2015 and 2014, “Other income - net” was $35.9 million and $27.6 million, respectively. The increase in “Other income - net” in the six-month period ended April 30, 2015, as compared to the fiscal 2014 period, was primarily due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business; a $3.9 million increase in management fee income; a $1.4 million increase in income from our golf operations; and a $1.0 million increase in retained customer deposits in the fiscal 2015 period, as compared to the fiscal 2014 period. These increases were offset, in part, by a $3.8 million decrease in income from land sales and a $1.7 million decrease in income from our Gibraltar operations in the fiscal 2015 period, as compared to the fiscal 2014. The increase in management fee income in the fiscal 2015 period was primarily due to the increase in activity from the unconsolidated entities that we manage. The decrease in income from land sales in the fiscal 2015 period was due to fewer land parcels being available for sale in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three months ended April 30, 2015 and 2014, “Other income - net” was $13.9 million and $11.1 million, respectively. The increase in “Other income - net” in the three-month period ended April 30, 2015, as compared to the three-month period ended April 30, 2014, was primarily due to a $2.2 million increase in management fee income, a $1.8 million increase in income from our Gibraltar operations, and a $0.6 million increase in retained customer deposits in the fiscal 2015 period, as compared to the fiscal 2014 period. These increases were offset, in part, by a $2.4 million decrease in income from land sales in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in management fee income in the fiscal 2015 period was primarily due to the increase in activity from the unconsolidated entities that we manage. The decrease in income from land sales in the fiscal 2015 period was due to fewer land parcels being available for sale in fiscal 2015 period, as compared to the fiscal 2014 period.
INCOME BEFORE INCOME TAXES
For the six-month period ended April 30, 2015, we reported income before income taxes of $210.6 million, as compared to $164.7 million in the six-month period ended April 30, 2014.
For the three-month period ended April 30, 2015, we reported income before income taxes of $86.5 million, as compared to $93.5 million in the three-month period ended April 30, 2014.
INCOME TAX PROVISION
We recognized a $61.3 million income tax provision in the six-month period ended April 30, 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $73.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the tax benefits from the reversal of $13.7 million of a previously recognized tax provision related to a settlement with a taxing jurisdiction, the utilization of domestic production activities deductions and other differences, offset, in part, by the provision for state income taxes and interest accrued on unrecognized tax benefits.
In the six-month period ended April 30, 2014, we recognized a $53.9 million income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $57.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of previously recognized tax provisions that were no longer needed due to the expiration of the statute of limitations and the settlement of a state income tax audit; tax benefits related to the utilization of domestic production activities deductions; and other differences, offset, in part, by the provision for state income taxes; provision for uncertain tax positions taken in a prior period; and interest accrued on unrecognized tax benefits.
We recognized an $18.6 million income tax provision in the three-month period ended April 30, 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $30.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of $13.7 million of a previously recognized tax provision related to a settlement with a taxing jurisdiction, tax benefits related to the utilization of domestic production activities deductions and other differences, offset, in part, by the provision for state income taxes and interest accrued on unrecognized tax benefits.
In the three-month period ended April 30, 2014, we recognized a $28.3 million income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $32.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of previously recognized tax provisions that were no longer needed due to the expiration of the statute of limitations and the settlement of a state income tax audit; tax benefits related to the utilization of domestic production activities deductions; and other differences, offset, in part, by the provision for state income taxes; provision for uncertain tax positions taken in a prior period; and interest accrued on unrecognized tax benefits.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At April 30, 2015, we had $532.2 million of cash and cash equivalents and $10.0 million of marketable securities. At October 31, 2014, we had $586.3 million of cash and cash equivalents and $12.0 million of marketable securities. Cash used in operating activities during the six-month period ended April 30, 2015 was $37.9 million. Cash used in operating activities during the fiscal 2015 period was primarily related to the purchase of inventory; a decrease in income taxes payable; and an increase in receivables, prepaid expenses, and other assets, offset, in part, by net income before stock-based compensation, inventory impairments, and depreciation and amortization; an increase in customer deposits; the sale of mortgage loans to outside investors in excess of mortgage loans originated; and an increase in accounts payable and accrued expenses.
In the six-month period ended April 30, 2015, cash used in our investing activities was $4.2 million. The cash used in investing activities was primarily related to the $29.4 million used to fund our investments in unconsolidated entities, distressed loans, and foreclosed real estate and $5.9 million for the purchase of property and equipment. This was offset, in part, by $25.2 million of cash received as returns on our investments in unconsolidated entities, distressed loans and foreclosed real estate, $2.0 million of proceeds from the sale of marketable securities, and $3.8 million in net cash received from the acquisition of a joint venture interest.

We used $12.0 million of cash from financing activities in the six-month period ended April 30, 2015, primarily for $20.2 million of repayments under our mortgage company loan facility, net of borrowings under it; $23.6 million of repayments of other loans payable; and the repurchase of $6.6 million of our common stock, offset, in part, by $34.1 million from the proceeds of our stock-based benefit plans. In May 2015, we repaid the $300.0 million of outstanding 5.15% Senior Notes due May 15, 2015 using $50.0 million of available cash and $250.0 million of borrowings under the Credit Facility.
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
We generated $1.12 billion of cash from financing activities in the six-month period ended April 30, 2014, primarily from: the issuance of 7.2 million shares of our common stock in November 2013 that raised $220.4 million; the issuance in November 2013 of $350.0 million of 4.0% Senior Notes due 2018 and $250.0 million of 5.625% Senior Notes due 2024; the borrowing of $485.0 million under a five-year senior unsecured term loan facility with a syndicate of banks; $95.0 million of borrowings under our $1.035 billion credit facility, net of repayments; and $23.3 million from the proceeds of our stock-based benefit plans, offset in part, by $18.2 million of repayments of borrowings under our mortgage company warehouse facility, net of new borrowings under it, and repayment of $268.0 million of our 4.95% Senior Notes in March 2014.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At April 30, 2015, we owned or controlled through options 44,995 home sites, as compared to 47,167 at October 31, 2014; and 50,358 at April 30, 2014. Of the 44,995 home sites owned or controlled through options at April 30, 2015, we owned 36,386. Of our owned home sites at April 30, 2015, significant improvements were completed on approximately 16,100 of them.
At April 30, 2015, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.06 billion (including $178.8 million of land to be acquired from joint ventures in which we have invested). Of the $1.06 billion of land purchase commitments, we paid or deposited $71.1 million and, if we acquire all of these land parcels, we will be required to pay an additional $990.4 million. The purchases of these land parcels are scheduled to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a Credit Facility which is scheduled to terminate on August 1, 2018. Up to 75% of the Credit Facility is available for letters of credit. At April 30, 2015, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit of approximately $97.8 million. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.57 billion at April 30, 2015. At April 30, 2015, our leverage ratio was approximately 0.70 to 1.00, and our tangible net worth was approximately $4.00 billion. Based upon the minimum tangible net worth requirement at April 30, 2015, our ability to pay dividends was limited to an aggregate amount of approximately $1.43 billion or the repurchase of our common stock of approximately $1.89 billion. In May 2015, we repaid the $300.0 million of outstanding 5.15% Senior Notes due May 15, 2015 using $50.0 million of available cash and $250.0 million of borrowings under the Credit Facility.

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
SEGMENTS
We operate in two reportable segments: Traditional Home Building and City Living. We operate our Traditional Home Building operations in four geographic areas around the United States: the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; the South, consisting of Florida, North Carolina, and Texas; and the West, consisting of Arizona, California, Colorado, Nevada, and Washington.
The tables below summarize information, for each of our reportable and geographic segments, for the periods or as of the dates indicated.
Units Delivered and Revenues ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2015 Units	2014 Units	2015 $	2014 $	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	448	448	$282.4	$264.9	238	239	$150.0	$137.3
Mid-Atlantic	565	546	350.9	349.6	303	273	187.5	180.5
South	525	510	377.8	336.7	289	285	215.9	186.1
West	686	581	570.4	507.8	351	377	282.5	321.6
Traditional Home Building	2,224	2,085	1,581.5	1,459.0	1,181	1,174	835.9	825.5
City Living	62	61	124.5	45.1	14	44	16.7	34.9
Total	2,286	2,146	$1,706.0	$1,504.1	1,195	1,218	$852.6	$860.4
Net Contracts Signed ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2015 Units	2014 Units	2015 $	2014 $	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	556	484	$347.0	$317.8	379	303	$236.4	$199.6
Mid-Atlantic	639	630	406.7	390.5	415	367	259.0	226.6
South	555	596	457.8	424.6	356	374	288.4	256.3
West	1,160	836	1,125.4	707.2	716	637	723.6	519.4
Traditional Home Building	2,910	2,546	2,336.9	1,840.1	1,866	1,681	1,507.4	1,201.9
City Living	84	119	131.9	136.5	65	68	88.2	73.0
Total	2,994	2,665	$2,468.8	$1,976.6	1,931	1,749	$1,595.6	$1,274.9
Backlog ($ amounts in millions):

	At April 30,				At October 31,
	2015 Units	2014 Units	2015 $	2014 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	986	984	$629.2	$615.5	878	948	$564.6	$562.5
Mid-Atlantic	904	986	575.3	613.9	830	902	519.5	573.0
South	993	1,042	803.2	761.4	963	956	723.2	673.5
West	1,338	1,056	1,252.2	897.9	864	675	697.2	593.2
Traditional Home Building	4,221	4,068	3,259.9	2,888.7	3,535	3,481	2,504.5	2,402.2
City Living	166	256	222.6	318.7	144	198	215.2	227.3
Total	4,387	4,324	$3,482.5	$3,207.4	3,679	3,679	$2,719.7	$2,629.5

Income (Loss) Before Income Taxes:

	Six months ended April 30,		Three months ended April 30,
	2015	2014	2015	2014
Income (loss) before income taxes:
Traditional Home Building:
North	$13.5	$17.1	$2.9	$8.8
Mid-Atlantic	40.8	45.9	22.1	24.4
South	62.6	41.0	39.3	23.6
West	91.6	78.7	46.2	44.8
Traditional Home Building	208.5	182.7	110.5	101.6
City Living	58.0	9.0	6.6	10.0
Corporate and other	(55.9)	(27.0)	(30.6)	(18.1)
Total	$210.6	$164.7	$86.5	$93.5
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.
Traditional Home Building
North
Revenues in the six-month period ended April 30, 2015 were higher than those for the comparable period of fiscal 2014 by $17.5 million, or 6.6%. The increase in revenues was primarily attributable to an increase of 6.6% in the average selling price of homes delivered. The increase in the average selling price of the homes delivered in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices of homes delivered in the fiscal 2015 period, as compared to those delivered in the fiscal 2014 period.
The value of net contracts signed in the six-month period ended April 30, 2015 was $347.0 million, a 9.2% increase from the $317.8 million of net contracts signed during the six-month period ended April 30, 2014. This increase was primarily due to an increase of 14.9% in the number of net contracts signed, offset, in part, by a 4.9% decrease in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to improved market conditions, primarily in Michigan, New Jersey, and New York. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the six-month period ended April 30, 2015, we reported income before income taxes of $13.5 million, as compared to $17.1 million for the six-month period ended April 30, 2014. This decrease in income before income taxes was primarily attributable to higher impairment charges and SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by higher earnings from increased revenues and lower interest costs in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges, in the fiscal 2015 and 2014 periods, were $11.5 million and $3.1 million, respectively.
Revenues in the three-month period ended April 30, 2015 were higher than those for the comparable period of fiscal 2014 by $12.7 million, or 9.2%. The increase in revenues was primarily attributable to an increase of 9.8% in the average selling price of homes delivered. The increase in the average selling price of the homes delivered in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices of homes delivered in the fiscal 2015 period, as compared to those delivered in the fiscal 2014 period.
The value of net contracts signed in the three-month period ended April 30, 2015 was $236.4 million, an 18.4% increase from the $199.6 million of net contracts signed during the three-month period ended April 30, 2014. This increase was primarily due to an increase of 25.1% in the number of net contracts signed partially offset by a 5.3% decrease in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to improved market conditions, primarily in Michigan, New Jersey, and New York. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to less expensive areas and/or products, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month period ended April 30, 2015, we reported income before income taxes of $2.9 million, as compared to $8.8 million for the three-month period ended April 30, 2014. This decrease in income before income taxes was primarily attributable to higher impairment charges in the fiscal 2015 period as compared to the fiscal 2014 period, offset, in part, by higher earnings from increased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges, in the fiscal 2015 and 2014 periods, were $11.1 million and $1.7 million, respectively.
Mid-Atlantic
For the six-month period ended April 30, 2015, revenues were higher than those for the six-month period ended April 30, 2014, by $1.3 million, or 0.4%. The increase in revenues was primarily attributable to a 3.5% increase in the number of homes delivered, offset, in part by a 3.0% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to the faster delivery of homes in backlog at October 31, 2014, as compared to October 31, 2013. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
The value of net contracts signed during the six-month period ended April 30, 2015 increased by $16.2 million, or 4.1%, from the six-month period ended April 30, 2014. The increase was due to a 1.4% increase in the number of net contracts signed and a 2.7% increase in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand in Pennsylvania and Virginia, offset, in part, by a decrease in the number of net contracts signed in Maryland. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
We reported income before income taxes for the six-month periods ended April 30, 2015 and 2014, of $40.8 million and $45.9 million, respectively. The decrease in income before income taxes was primarily due to $2.9 million of earnings from land sales in the fiscal 2014 period and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period. The $2.9 million of earnings from land sales in the six months ended April 30, 2014 represent previously deferred gains on our initial sales of properties to Trust II.
For the three-month period ended April 30, 2015, revenues were higher than those for the three-month period ended April 30, 2014, by $7.0 million, or 3.9%. The increase in revenues was primarily attributable to an 11.0% increase in the number of homes delivered, offset, in part, by a 6.4% decrease in the average selling price of the homes delivered. The increase in the number of homes delivered was primarily due to an increase in the number of homes sold in the first six months of fiscal 2015 that were delivered in the three-month period ended April 30, 2015, as compared the number of homes sold and delivered in the fiscal 2014 periods. The decrease in the average sales price of net contracts signed was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
The value of net contracts signed during the three-month period ended April 30, 2015 increased by $32.4 million, or 14.3%, from the three-month period ended April 30, 2014. The increase was due to a 13.1% increase in the number of net contracts signed and a 1.1% increase in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand in Pennsylvania and Virginia. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
We reported income before income taxes for the three-month periods ended April 30, 2015 and 2014, of $22.1 million and $24.4 million, respectively. The decrease in income before income taxes was primarily due to higher cost of revenues as a percent of revenues and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by higher earnings from the increased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in cost of revenues as a percentage of revenues was due primarily to a change in product mix/areas to lower margin areas in the fiscal 2015 period, as compared to the fiscal 2014 period.
South
Revenues in the six-month period ended April 30, 2015 were higher than those for the six-month period ended April 30, 2014 by $41.1 million, or 12.2%. This increase was attributable to a 9.0% increase in the average price of the homes delivered and a 2.9% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in the number of homes delivered in the fiscal 2015 period was primarily due to an increase in and faster delivery of backlog at October 31, 2014, as compared to October 31, 2013.
For the six-month period ended April 30, 2015, the value of net contracts signed increased by $33.2 million, or 7.8%, as compared to the six-month period ended April 30, 2014. The increase was attributable to a 15.8% increase in the average value of each contract signed, offset, in part, by a decrease of 6.9% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Texas, in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in the number of net contracts signed in the six-month period ended April 30, 2015 was primarily due to decreased demand in Florida and North Carolina partially offset by increases in the number of net contracts signed in Texas.
For the six-month periods ended April 30, 2015 and 2014, we reported income before income taxes of $62.6 million and $41.0 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percent of revenues, and a $6.5 million increase in earnings from our investments in unconsolidated entities in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues was due primarily to a change in product mix/areas to higher margin areas in the fiscal 2015 period, as compared to the fiscal 2014 period.
Revenues in the three-month period ended April 30, 2015 were higher than those for the three-month period ended April 30, 2014 by $29.8 million, or 16.0%. This increase was attributable to a 14.4% increase in the average price of the homes delivered and a 1.4% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in the number of homes delivered in the fiscal 2015 period was primarily due to an increase in and faster delivery of backlog at October 31, 2014, as compared to October 31, 2013, primarily in Texas.
For the three-month period ended April 30, 2015, the value of net contracts signed increased by $32.1 million, or 12.5%, as compared to the three-month period ended April 30, 2014. The increase was attributable to an 18.2% increase in the average value of each contract signed, offset, in part, by a decrease of 4.8% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Texas, in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in the number of net contracts signed in the three-month period ended April 30, 2015 was primarily due to a decrease in the number of net contracts signed in Texas.
For the three-month periods ended April 30, 2015 and 2014, we reported income before income taxes of $39.3 million and $23.6 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percent of revenues, a $3.8 million increase in earnings from our investments in unconsolidated entities, and an increase in earnings from land sales of $2.4 million in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues was due primarily to a shift in the number of homes delivered to higher margin products and/or areas in the fiscal 2015 period, as compared to the fiscal 2014 period.
West
Revenues in the six-month period ended April 30, 2015 were higher than those in the six-month period ended April 30, 2014 by $62.6 million, or 12.3%. The increase in revenues was attributable to an 18.1% increase in the number of homes delivered, partially offset by a 4.9% decrease in the average sales price of the homes delivered. In the three-month period ended January 31, 2015, we delivered 98 homes with a value of $94.4 million at communities we acquired through the Acquisition in February 2014. Excluding these Shapell deliveries, revenues in the six-month period ended April 30, 2015 were lower than those in the six-month period ended April 30, 2014 by $31.8 million, or 6.3%. The decrease in revenues, excluding these Shapell deliveries, was due to a 7.4% decrease in the average price of homes delivered, offset, in part, by a 1.2% increase in the number of homes delivered. The decrease in the average price of homes delivered, excluding these Shapell deliveries, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations. The increase in the number of homes delivered, excluding these Shapell deliveries, was primarily attributable to a higher backlog at October 31, 2014, as compared to October 31, 2013.
The value of net contracts signed during the six-month period ended April 30, 2015 increased $418.2 million, or 59.1%, as compared to the six-month period ended April 30, 2014. This increase was due to an increase of 38.8% in the number of net contracts signed and a 14.7% increase in the average value of each net contract. During the three-month period ended January 31, 2015, we signed 134 contracts with a value of $146.5 million at communities we acquired through the Acquisition. Excluding these Shapell net contracts signed, the value of net contracts signed during the six-month period ended April 30, 2015 increased by $271.7 million, or 38.4%, as compared to the six-month period ended April 30, 2014. The increase in the value of net contracts signed, excluding Shapell, was due to an increase of 22.7% in the number of net contracts signed and a 12.5% increase in the average value of each net contract signed. The increase in the number of net contracts signed, excluding Shapell, was primarily due to an increase in selling communities in Arizona and Nevada and an increase in demand in California in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in the average sales price of net contracts signed, excluding Shapell, was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the six-month periods ended April 30, 2015 and 2014, we reported income before income taxes of $91.6 million and $78.7 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues and lower cost of revenues as a percent of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by a decrease in in earnings from land sales of $4.2 million and higher SG&A costs in the fiscal 2015 period, as compared in the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to higher margin products and/or locations and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period.
Revenues in the three-month period ended April 30, 2015 were lower than those in the three-month period ended April 30, 2014 by $39.1 million, or 12.2%. The decrease in revenues was attributable to a 6.9% decrease in the number of homes delivered and a 5.7% decrease in the average sales price of the homes delivered. The decrease in the number of homes delivered was primarily attributable to the delivery of backlog in the fiscal 2014 period, acquired in the Acquisition, offset, in part, from the home building operations of Shapell in the fiscal 2015 period. The decrease in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to less expensive products and/or locations.
The value of net contracts signed during the three-month period ended April 30, 2015 increased $204.2 million, or 39.3%, as compared to the three-month period ended April 30, 2014. This increase was due to an increase of 12.4% in the number of net contracts signed and a 23.9% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in selling communities in Arizona and Nevada and an increase in demand in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month periods ended April 30, 2015 and 2014, we reported income before income taxes of $46.2 million and $44.8 million, respectively. The increase in income before income taxes was primarily due to lower cost of revenues as a percent of revenues and lower SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by lower earnings from decreased revenues and a decrease in earnings from land sales of $4.8 million in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to higher margin products and/or locations and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period.
City Living
For the six months ended April 30, 2015, revenues were higher than those for the six months ended April 30, 2014, by $79.4 million, or 176.1%. The increase in revenues was primarily attributable to increases of 171.7% in the average selling price of homes delivered. The increase in the average selling price of homes delivered was primarily due to a shift in the number of homes closed from the Philadelphia, Pennsylvania market to the New York City market where average selling prices were higher.
For the six-month period ended April 30, 2015, the value of net contracts signed decreased by $4.6 million, or 3.4%, as compared to the six-month period ended April 30, 2014. The decrease was attributable to a decrease of 29.4% in the number of net contracts signed, partially offset by a 36.9% increase in the average value of net contracts signed. The decrease in the number of net contracts signed in the six-month period ended April 30, 2015 was primarily due to slower demand in the first three months of fiscal 2015 and to a decline in the number of net contracts signed in Philadelphia, Pennsylvania due to lower product availability. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period.
We reported income before income taxes of $58.0 million in the six months ended April 30, 2015, as compared to income before income taxes of $9.0 million in the six months ended April 30, 2014. The increase in income before income taxes was primarily attributable to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and higher management fee income in the fiscal 2015 period, as compared to the fiscal 2014 period, and $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings located in the urban New York market in the fiscal 2015 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to higher margin products and/or locations.
For the three months ended April 30, 2015, revenues were lower than those for the three months ended April 30, 2014, by $18.2 million, or 52.1%. The decrease in revenues was primarily attributable to a decrease of 68.2% in the number of homes delivered, offset, in part, by an increase of 50.1% in the average selling price of the homes delivered. The decrease in the number of homes delivered was primarily due to the timing of new product openings and deliveries in our Philadelphia, Pennsylvania and New Jersey urban markets. The increase in the average selling price of homes delivered was primarily due to a shift in the number of homes closed from the Philadelphia, Pennsylvania market to the New York City market where average selling prices were higher.
For the three-month period ended April 30, 2015, the value of net contracts signed increased by $15.2 million, or 20.8%, as compared to the three-month period ended April 30, 2014. The increase was attributable to a 26.4% increase in the average value of net contracts signed, partially offset by a decrease of 4.4% in the number of net contracts signed. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period. The decrease in the number of net contracts signed in the six-month period ended April 30, 2015 was primarily due to a decline in the number of net contracts signed in Philadelphia, Pennsylvania due to lower product availability.
We reported income before income taxes of $6.6 million in the three months ended April 30, 2015, as compared to income before income taxes of $10.0 million in the three months ended April 30, 2014. The decrease in income before income taxes was primarily attributable to lower earnings from decreased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by lower cost of revenues as a percentage of revenues and higher management fee income in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was primarily due to a shift in the number of homes delivered to higher margin products and/or locations.
Corporate and Other
For the six-month periods ended April 30, 2015 and 2014, corporate and other loss before income taxes was $55.9 million and $27.0 million, respectively. The increase was primarily due to a decrease in income from unconsolidated entities from $36.8 million in the fiscal 2014 period to $4.3 million in the fiscal 2015 period, decreased income from our Gibraltar operations and higher SG&A costs, in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by an increase of $9.8 million in income from ancillary businesses. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase in the fiscal 2015 period in income from ancillary businesses was primarily due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business.
For the three-month periods ended April 30, 2015 and 2014, corporate and other loss before income taxes was $30.6 million and $18.1 million, respectively. The increase was primarily due to a decrease in income from unconsolidated entities from $14.0 million in the fiscal 2014 period to $2.4 million in the fiscal 2015 period and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by higher earnings from our Gibraltar operations in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in income from unconsolidated entities was due primarily to our recognition of a $12.0 million distributions from the Trust in April 2014 due to the refinancing of one of the its apartment properties.

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
The table below sets forth, at April 30, 2015, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2015	$343,264	5.10%	$70,052	2.18%
2016	62,313	4.03%	150	0.20%
2017	412,769	8.76%	150	0.20%
2018	6,317	3.69%	150	0.20%
2019	357,481	4.01%	500,150	1.59%
Thereafter	1,635,939	4.66%	13,510	0.13%
Discount	(1,578)
Total	$2,816,505	5.21%	$584,162	1.63%
Fair value at April 30, 2015	$3,013,468		$584,162

(a)
Based upon the amount of variable-rate debt outstanding at April 30, 2015, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.8 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended April 30, 2015, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2015 to February 28, 2015	2	$36.52	2	19,997
March 1, 2015 to March 31, 2015	6	$37.80	6	19,991
April 1, 2015 to April 30, 2015	2	$39.25	2	19,989
Total	10	$37.83	10

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended April 30, 2015, we withheld 215 of the shares subject to restricted stock units to cover $7,600 of income tax withholdings and we issued the remaining 529 shares to the recipients. The 215 shares withheld are not included in the total number of shares purchased in the table above.

(b)
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. The Board of Directors did not fix any expiration date for this repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2015.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

ITEM 6. EXHIBITS

4.1*
Twenty-seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of November 22, 2002 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*	Ninth Supplemental Indenture dated as of April 30, 2015, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.3*
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.4*
Sixth Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 4, 2015	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 4, 2015	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)