Form 10-Q
period 2015-07-31
TOLL BROTHERS INC
filed 2015-09-03
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
At September 1, 2015, there were approximately 176,251,000 shares of Common Stock, $0.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general, and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as market conditions, government regulation, and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
For a more detailed discussion of these factors, see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the SEC and in this report.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries unless the context otherwise requires. References herein to “fiscal 2014,” “fiscal 2013,” “fiscal 2012,” and “fiscal 2011” refer to our fiscal years ended October 31, 2014; October 31, 2013; October 31, 2012; and October 31, 2011, respectively. References herein to “fiscal 2015” refer to our fiscal year ending October 31, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2015	October 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$394,808	$586,315
Marketable securities	10,008	12,026
Restricted cash	17,920	18,342
Inventory	6,990,878	6,490,321
Property, construction, and office equipment, net	138,597	143,010
Receivables, prepaid expenses, and other assets	275,759	251,572
Mortgage loans held for sale	127,405	101,944
Customer deposits held in escrow	48,296	42,073
Investments in unconsolidated entities	334,925	447,078
Investments in foreclosed real estate and distressed loans	59,459	73,800
Deferred tax assets, net of valuation allowances	232,840	250,421
	$8,630,895	$8,416,902
LIABILITIES AND EQUITY
Liabilities
Loans payable	$866,876	$654,261
Senior notes	2,356,068	2,655,044
Mortgage company loan facility	100,000	90,281
Customer deposits	299,611	223,799
Accounts payable	242,770	225,347
Accrued expenses	579,268	581,477
Income taxes payable	60,316	125,996
Total liabilities	4,504,909	4,556,205
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,931 and 177,930 shares issued at July 31, 2015 and October 31, 2014, respectively	1,779	1,779
Additional paid-in capital	728,501	712,162
Retained earnings	3,448,039	3,232,035
Treasury stock, at cost — 1,779 and 2,884 shares at July 31, 2015 and October 31, 2014, respectively	(54,438)	(88,762)
Accumulated other comprehensive loss	(2,900)	(2,838)
Total stockholders’ equity	4,120,981	3,854,376
Noncontrolling interest	5,005	6,321
Total equity	4,125,986	3,860,697
	$8,630,895	$8,416,902
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Revenues	$2,734,046	$2,560,912	$1,028,011	$1,056,857

Cost of revenues	2,152,938	2,019,262	824,394	817,232
Selling, general and administrative	330,174	312,171	116,175	109,981
	2,483,112	2,331,433	940,569	927,213
Income from operations	250,934	229,479	87,442	129,644
Other:
Income from unconsolidated entities	17,080	38,192	5,952	950
Other income – net	50,005	48,373	14,070	20,731
Income before income taxes	318,019	316,044	107,464	151,325
Income tax provision	102,015	107,536	40,715	53,618
Net income	$216,004	$208,508	$66,749	$97,707

Other comprehensive (loss) income, net of tax:
Change in pension liability	(62)	153	139	(3)
Change in fair value of available-for-sale securities	2	(14)		8
Change in unrealized (loss) income on derivative held by equity investee	(2)	198	12	(25)
Other comprehensive (loss) income	(62)	337	151	(20)
Total comprehensive income	$215,942	$208,845	$66,900	$97,687

Income per share:
Basic	$1.22	$1.17	$0.38	$0.55
Diluted	$1.18	$1.13	$0.36	$0.53
Weighted-average number of shares:
Basic	176,443	177,591	176,797	178,217
Diluted	184,692	185,944	185,133	186,501
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2015	2014
Cash flow (used in) provided by operating activities:
Net income	$216,004	$208,508
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,667	16,690
Stock-based compensation	17,694	16,985
Excess tax benefits from stock-based compensation	(4,603)	(221)
Income from unconsolidated entities	(17,080)	(38,192)
Distributions of earnings from unconsolidated entities	8,459	41,580
Income from foreclosed real estate and distressed loans	(7,192)	(14,024)
Deferred tax provision	19,006	24,653
Change in deferred tax valuation allowances	(1,388)	(2,655)
Inventory impairments and write-offs	31,279	9,898
Change in fair value of mortgage loans held for sale and derivative instruments	(137)	143
Gain on sale of marketable securities		(6)
Changes in operating assets and liabilities
Increase in inventory	(349,674)	(352,826)
Origination of mortgage loans	(675,643)	(546,401)
Sale of mortgage loans	649,464	560,401
Decrease in restricted cash	422	9,635
Increase in receivables, prepaid expenses, and other assets	(32,451)	(7,222)
Increase in customer deposits	69,589	27,157
Increase in accounts payable and accrued expenses	8,410	36,599
(Decrease) increase in income taxes payable	(61,077)	47,914
Net cash (used in) provided by operating activities	(111,251)	38,616
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(7,245)	(9,500)
Sale and redemption of marketable securities	2,000	40,243
Investments in unconsolidated entities	(39,281)	(93,039)
Return of investments in unconsolidated entities	34,803	50,677
Investment in foreclosed real estate and distressed loans	(2,096)	(1,127)
Return of investments in foreclosed real estate and distressed loans	23,372	40,675
Net increase in cash from purchase of joint venture interest	3,848
Acquisition of a business, net of cash acquired		(1,489,116)
Net cash provided by (used in) investing activities	15,401	(1,461,187)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		600,000
Debt issuance costs for senior notes		(4,700)
Proceeds from loans payable	1,216,094	1,870,880
Debt issuance costs for loans payable		(3,005)
Principal payments of loans payable	(1,043,542)	(1,417,848)
Redemption of senior notes	(300,000)	(267,960)
Net proceeds from issuance of common stock		220,365
Proceeds from stock-based benefit plans	35,246	26,555
Excess tax benefits from stock-based compensation	4,603	221
Purchase of treasury stock	(6,746)	(341)
(Payments) receipts related to noncontrolling interest, net	(1,312)	81
Net cash (used in) provided by financing activities	(95,657)	1,024,248
Net decrease in cash and cash equivalents	(191,507)	(398,323)
Cash and cash equivalents, beginning of period	586,315	772,972
Cash and cash equivalents, end of period	$394,808	$374,649
See accompanying notes.

TOLL BROTHERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company,” “we,” “us,” or “our”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we consolidate the entity.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2014 balance sheet amounts and disclosures included herein have been derived from our October 31, 2014 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2015, the results of our operations for the nine-month and three-month periods ended July 31, 2015 and 2014, and our cash flows for the nine-month periods ended July 31, 2015 and 2014. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to eliminate inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. We adopted ASU 2013-11 on November 1, 2014, and the adoption did not have a material effect on our condensed consolidated financial statements or disclosures.
In April 2013, the FASB issued ASU No. 2013-04, “Liabilities” (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. We adopted ASU 2013-04 on November 1, 2014, and the adoption did not have a material effect on our condensed consolidated financial statements or disclosures.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for us beginning February 1, 2016, and, at that time, we may adopt the new standard retrospectively or use a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2015-02 will have on our condensed consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us beginning November 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and disclosures.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. ASU 2014-04 is effective prospectively for us beginning November 1, 2015. The adoption of ASU 2014-04 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
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
We did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to its home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisitions,” in our Annual Report on Form 10-K for the year ended October 31, 2014 for additional information regarding the Acquisition.
In the nine-month and three-month periods ended July 31, 2014, we recorded acquisition-related costs of $6.0 million and $0.1 million, respectively, which are included in the Condensed Consolidated Statements of Operations and Comprehensive Income within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” There were no acquisition-related costs incurred in the nine-month and three-month periods ended July 31, 2015.
3. Inventory
Inventory at July 31, 2015 and October 31, 2014 consisted of the following (amounts in thousands):

	July 31, 2015	October 31, 2014
Land controlled for future communities	$76,371	$122,533
Land owned for future communities	2,344,705	2,355,874
Operating communities	4,569,802	4,011,914
	$6,990,878	$6,490,321
Operating communities include communities offering homes for sale, communities that have sold all available home sites but have not completed delivery of the homes, communities that were previously offering homes for sale but are temporarily closed due to business conditions or nonavailability of improved home sites and that are expected to reopen within 12 months of the end of the fiscal period being reported on, and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.
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

	July 31, 2015	October 31, 2014
Land owned for future communities:
Number of communities	18	16
Carrying value (in thousands)	$142,936	$122,015
Operating communities:
Number of communities	8	9
Carrying value (in thousands)	$38,443	$42,092

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Land controlled for future communities	$679	$2,198	$69	$1,192
Land owned for future communities	12,600		11,900
Operating communities	18,000	7,700	6,000	4,800
	$31,279	$9,898	$17,969	$5,992
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
At July 31, 2015, we evaluated our land purchase contracts to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land. Our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred, and the creditors of the sellers generally have no recourse against us. At July 31, 2015, we determined that 58 land purchase contracts, with an aggregate purchase price of $812.0 million, on which we had made aggregate deposits totaling $43.0 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2014, we determined that 63 land purchase contracts, with an aggregate purchase price of $578.2 million, on which we had made aggregate deposits totaling $30.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Interest capitalized, beginning of period	$356,180	$343,077	$372,894	$367,135
Interest incurred	117,896	123,267	37,438	40,638
Interest expensed to cost of revenues	(94,942)	(91,766)	(36,989)	(37,181)
Write-off against other income	(2,795)	(1,876)	(1,057)	(836)
Interest capitalized on investments in unconsolidated entities	(6,149)	(7,098)	(1,324)	(2,341)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	15,915	1,811	15,143	—
Interest capitalized, end of period	$386,105	$367,415	$386,105	$367,415
Inventory impairment charges are recognized against all inventory costs in a community. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. We estimate that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at July 31, 2015 and 2014, would have been reduced by approximately $33.5 million and $35.8 million, respectively.
During the three months ended July 31, 2015, we transfered $132.3 million from investment in unconsolidated entities to inventory. See Note 4, “Investments in and Advances to Unconsolidated Entities - Homebuilding Joint Ventures” for additional information.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These joint ventures (i) develop land for use by certain joint venture participants and, in other cases, for sale to other third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investments in Toll Brothers Realty Trust (the “Trust”) and Toll Brothers Realty Trust II (“Trust II”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
The table below provides information as of July 31, 2015, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Number of unconsolidated entities	7	3	10	1	21
Investment in unconsolidated entities	$140,526	$74,156	$106,425	$13,818	$334,925
Number of unconsolidated entities with funding commitments by the Company	4	2	4	—	10
Company's remaining funding commitment to unconsolidated entities	$31,335	$25,768	$14,189	$—	$71,292
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2015, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	2	8	13
Aggregate loan commitments	$175,000	$222,000	$733,759	$1,130,759
Amounts borrowed under commitments	$99,038	$93,584	$469,031	$661,653
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below; such activity is also included in the summary information provided above.
Land Development Joint Ventures
See Note 15, “Commitments and Contingencies,” for information regarding land purchase agreements that we have with our Land Development Joint Ventures.
In the first quarter of fiscal 2015, we obtained approximately 48 home sites from a Land Development Joint Venture in consideration of our previous investment in the joint venture. In the third quarter of fiscal 2014, we obtained approximately 515 home sites from this venture. We have a commitment to this joint venture to fund approximately $17.0 million, which represents our expected share of the major infrastructure improvements related to this community. Contributions to this joint venture related to these improvements will be included in “Inventory” in our Condensed Consolidated Balance Sheets when they are actually made.
Home Building Joint Ventures
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we achieved on the sale was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. At July 31, 2015, we had an investment of $16.7 million in this joint venture. The joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At July 31, 2015, the joint venture had $60.4 million borrowed under the construction loan.
We have an investment in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in New York City being developed by a related joint venture discussed below in Rental Property Joint Ventures. At July 31, 2015, we had invested $32.8 million in this joint venture and expect to make additional investments of approximately $17.5 million for the development of this project. In November 2014, this joint venture, along with the related hotel joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. At July 31, 2015, this joint venture had $33.2 million of outstanding borrowings under the loan agreement.
We had invested in a joint venture in which we have a 50% voting interest to develop 400 Park Avenue South, a high-rise luxury for-sale/rental project in New York City. Pursuant to the terms of the joint venture agreement, with the completion of the construction of the building’s structure in the third quarter of fiscal 2015, we acquired, with no additional consideration due from us, ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner received ownership of the lower floors containing residential rental units and retail space, with no additional consideration due from them. Upon our acquisition of the top 18 floors of the building, we transferred our investment of $132.3 million in this joint venture from “Investments in unconsolidated entities” on our Condensed Consolidated Balance Sheets to “Inventory.”
Rental Property Joint Ventures
In the second quarter of fiscal 2015, we entered into two joint ventures with an unrelated party to develop luxury for-rent residential apartment buildings. Prior to the formation of these joint ventures, we acquired the properties, through two 100%-owned entities, and incurred $18.8 million of land and land development costs. Our partner acquired a 75% interest in each of these entities for $14.5 million, of which $1.4 million was unpaid as of July 31, 2015. At July 31, 2015, we had a combined investment of $6.4 million and funding commitments of $4.0 million in these ventures. In addition, in the second quarter of fiscal 2015, one of the joint ventures entered into a $39.0 million construction loan agreement with two banks to finance the development of its apartment building. At July 31, 2015, this joint venture had no borrowings under the construction loan agreement. The second joint venture expects to enter into a construction loan agreement during the fourth quarter of fiscal 2015.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in the urban New York market being developed by a related joint venture, discussed in Home Building Joint Ventures above. At July 31, 2015, we had invested $21.1 million in this joint venture and expect to make additional investments of approximately $9.7 million for the development of the hotel. In November 2014, this joint venture, along with the related condominium joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel. At July 31, 2015, this joint venture had $16.3 million of outstanding borrowings under the loan agreement.
In fiscal 2005, we, together with an unrelated party, formed Trust II to invest in commercial real estate opportunities. Trust II is owned 50% by us and 50% by our partner. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized income of approximately $23.5 million in the first quarter of fiscal 2014, representing our share of the gain on the sale. Our share of the gain on sale of assets is included in “Income from unconsolidated entities” for the nine months ended July 31, 2014 in our Condensed Consolidated Statements of Operations and Comprehensive Income. In December 2013, we received a $20.0 million cash distribution from Trust II. In addition, in the first quarter of fiscal 2014, we recognized $2.9 million in previously deferred gains on our initial sales of the properties to Trust II. This gain is included in “Other income – net” for the nine months ended July 31, 2014, in our Condensed Consolidated Statements of Operations and Comprehensive Income. At July 31, 2015, we had an investment of $0.9 million in Trust II.
In 1998, prior to the formation of Trust II, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr., and former members of our senior management collectively; and one-third by an unrelated party. As of July 31, 2015, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.7 million and $2.3 million in the nine-month periods ended July 31, 2015 and 2014, respectively, and $0.5 million and $0.6 million in the three-month periods ended July 31, 2015 and 2014, respectively. In the first quarter of fiscal 2015, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. In the second quarter of fiscal 2015, we received distributions of $4.1 million, of which $1.5 million was recognized as income. In the second quarter of fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income in the second quarter of fiscal 2014.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) guarantees of indemnities provided to the lender by the unconsolidated entity with regard to environmental matters; (iv) a hazardous material indemnity that holds the lender harmless for any liability it may suffer from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of July 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $922.2 million and had borrowed an aggregate of $453.1 million. The terms of these guarantees generally range from four months to 57 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $922.2 million before any reimbursement from our partners. Based on the amounts borrowed at July 31, 2015, our maximum potential exposure under these guarantees is estimated to be approximately $453.1 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $10.5 million of ground lease payments and insurance deductibles for three joint ventures.
As of July 31, 2015, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.5 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At July 31, 2015, we determined that one of our joint ventures was a VIE under the guidance within ASC 810, “Consolidation.” At October 31, 2014, we had determined that three of our joint ventures were VIEs under this guidance. We have concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by us and the VIEs’ other partners. Business plans, budgets, and other major decisions are required to be unanimously approved by all partners. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other partners. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At July 31, 2015 and October 31, 2014, our investments in unconsolidated joint ventures deemed to be VIEs, which are included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $6.3 million and $46.4 million, respectively. At July 31, 2015, the maximum exposure of loss to our investment in the unconsolidated joint venture that is a VIE is limited to our investment in the unconsolidated VIE, except with regard to $0.4 million of additional commitments to the VIE. At October 31, 2014, the maximum exposure of loss to our investment in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $43.4 million of additional commitments to fund the joint ventures and a $9.1 million guaranty of ground lease payments.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands):
Condensed Balance Sheets:

	July 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$29,414	$13,752	$30,924	$20,168	$94,258
Inventory	233,488	299,315			532,803
Non-performing loan portfolio				32,294	32,294
Rental properties			269,632		269,632
Rental properties under development			353,019		353,019
Real estate owned (“REO”)				132,857	132,857
Other assets (1)	65,142	55,099	12,930	80,601	213,772
Total assets	$328,044	$368,166	$666,505	$265,920	$1,628,635
Debt (1)	$100,139	$100,213	$469,031	$77,950	$747,333
Other liabilities	29,548	62,361	31,586		123,495
Members’ equity	198,357	205,592	165,888	75,201	645,038
Noncontrolling interest				112,769	112,769
Total liabilities and equity	$328,044	$368,166	$666,505	$265,920	$1,628,635
Company’s net investment in unconsolidated entities (2)	$140,526	$74,156	$106,425	$13,818	$334,925

	October 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$31,968	$21,821	$33,040	$23,462	$110,291
Inventory	258,092	465,144			723,236
Non-performing loan portfolio				57,641	57,641
Rental properties			140,238		140,238
Rental properties under development			327,315		327,315
Real estate owned (“REO”)				184,753	184,753
Other assets (1)	30,166	75,164	14,333	77,986	197,649
Total assets	$320,226	$562,129	$514,926	$343,842	$1,741,123
Debt (1)	$102,042	$8,713	$333,128	$77,950	$521,833
Other liabilities	23,854	56,665	43,088	177	123,784
Members’ equity	194,330	496,751	138,710	106,298	936,089
Noncontrolling interest				159,417	159,417
Total liabilities and equity	$320,226	$562,129	$514,926	$343,842	$1,741,123
Company’s net investment in unconsolidated entities (2)	$140,221	$189,509	$97,353	$19,995	$447,078

(1)
Included in other assets of the Structured Asset Joint Venture at July 31, 2015 and October 31, 2014 is $78.0 million of restricted cash held in a defeasance account that will be used to repay debt of the Structured Asset Joint Venture on July 25, 2017.

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

Condensed Statements of Operations and Comprehensive Income:

	For the nine months ended July 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$81,338	$60,854	$23,915	$4,777	$170,884
Cost of revenues	38,838	53,294	11,452	13,344	116,928
Other expenses	1,290	4,868	18,489	951	25,598
Total expenses	40,128	58,162	29,941	14,295	142,526
Gain on disposition of loans and REO				25,094	25,094
Income (loss) from operations	41,210	2,692	(6,026)	15,576	53,452
Other income	62	602	4,376	1,709	6,749
Net income (loss)	41,272	3,294	(1,650)	17,285	60,201
Less: income attributable to noncontrolling interest				(10,371)	(10,371)
Net income (loss) attributable to controlling interest	41,272	3,294	(1,650)	6,914	49,830
Other comprehensive loss			(6)		(6)
Total comprehensive income (loss)	$41,272	$3,294	$(1,656)	$6,914	$49,824
Company’s equity in earnings of unconsolidated entities (3)	$10,440	$2,497	$2,777	$1,366	$17,080

	For the nine months ended July 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$129,792	$39,585	$24,961	$6,990	$201,328
Cost of revenues	68,820	36,264	10,802	10,607	126,493
Other expenses	580	3,727	25,777	1,239	31,323
Total expenses	69,400	39,991	36,579	11,846	157,816
Gain on disposition of loans and REO				14,534	14,534
Income (loss) from operations	60,392	(406)	(11,618)	9,678	58,046
Other income	60	91	44,735	2,286	47,172
Net income (loss)	60,452	(315)	33,117	11,964	105,218
Less: income attributable to noncontrolling interest				(7,178)	(7,178)
Net income (loss) attributable to controlling interest	60,452	(315)	33,117	4,786	98,040
Other comprehensive income			647		647
Total comprehensive income (loss)	$60,452	$(315)	$33,764	$4,786	$98,687
Company’s equity in earnings of unconsolidated entities (3)	$456	$266	$36,678	$792	$38,192

	For the three months ended July 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$49,579	$24,595	$8,587	$1,817	$84,578
Cost of revenues	22,721	21,936	4,225	4,496	53,378
Other expenses	757	1,992	5,654	359	8,762
Total expenses	23,478	23,928	9,879	4,855	62,140
Gain on disposition of loans and REO				1,507	1,507
Income (loss) from operations	26,101	667	(1,292)	(1,531)	23,945
Other income	51	261	239	355	906
Net income (loss)	26,152	928	(1,053)	(1,176)	24,851
Less: income attributable to noncontrolling interest				706	706
Net income (loss) attributable to controlling interest	26,152	928	(1,053)	(470)	25,557
Other comprehensive loss			40		40
Total comprehensive income (loss)	$26,152	$928	$(1,013)	$(470)	$25,597
Company’s equity in earnings of unconsolidated entities (3)	$5,059	$1,039	$(38)	$(108)	$5,952

	For the three months ended July 31, 2014
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$17,842	$16,357	$7,955	$3,201	$45,355
Cost of revenues	6,650	14,438	3,411	4,125	28,624
Other expenses	115	1,680	4,219	365	6,379
Total expenses	6,765	16,118	7,630	4,490	35,003
Gain on disposition of loans and REO				8,076	8,076
Income (loss) from operations	11,077	239	325	6,787	18,428
Other income	54	(110)	1,535	753	2,232
Net income (loss)	11,131	129	1,860	7,540	20,660
Less: income attributable to noncontrolling interest				(4,524)	(4,524)
Net income (loss) attributable to controlling interest	11,131	129	1,860	3,016	16,136
Other comprehensive loss			(82)		(82)
Total comprehensive income (loss)	$11,131	$129	$1,778	$3,016	$16,054
Company’s equity in earnings of unconsolidated entities (3)	$353	$(60)	$55	$602	$950

(3)
Differences between our equity in earnings of unconsolidated entities and the underlying net income (loss) of the entities are primarily a result of a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, and our share of the entities’ profits related to home sites purchased by us, which reduces our cost basis of the home sites acquired.

5. Investments in Foreclosed Real Estate and Distressed Loans
Investments in REO and distressed loans consisted of the following, as of the dates indicated (amounts in thousands):

	July 31, 2015	October 31, 2014
Investment in REO	$57,524	$69,799
Investment in distressed loans	1,935	4,001
	$59,459	$73,800
In prior periods, we presented our investments in REO and distressed loans in two separate line items on our Condensed Consolidated Balance Sheets. Our Condensed Consolidated Balance Sheet at October 31, 2014, has been reclassified to conform to the fiscal 2015 presentation.
Investments in REO
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Balance, beginning of period	$69,799	$72,972	$63,680	$76,652
Additions	2,304	21,203	400	13,167
Sales	(14,139)	(13,558)	(6,471)	(9,366)
Impairments	(183)	(1,046)		(1,044)
Depreciation	(257)	(252)	(85)	(90)
Balance, end of period	$57,524	$79,319	$57,524	$79,319
As of July 31, 2015, approximately $7.3 million and $50.2 million of REO was classified as held-for-sale and held-and-used, respectively. As of July 31, 2014, approximately $2.2 million and $77.1 million of REO was classified as held-for-sale and held-and-used, respectively. The table below provides, for the periods indicated, gains we recorded from the acquisitions of REO through foreclosure (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Gains from acquisition of REO through foreclosure	$230	$4,503	$—	$2,980
Investments in Distressed Loans
Our investments in distressed loans represent nonperforming loans classified as nonaccrual in accordance with ASC 310-10, “Receivable.” Interest income is not recognized on nonaccrual loans. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2015 and October 31, 2014, loans payable consisted of the following (amounts in thousands):

	July 31, 2015	October 31, 2014
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	220,000
Loans payable – other	146,876	154,261
	$866,876	$654,261
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October

2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase. At July 31, 2015, the interest rate on borrowings under the Term Loan Facility was 1.59% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below. The Term Loan Facility will mature and amounts owing thereunder will become due and payable on February 3, 2019.
Credit Facility
On August 1, 2013, we entered into a $1.035 billion, unsecured, five-year revolving credit facility (“Credit Facility”) with a syndicate of banks (“Aggregate Credit Commitment”). The commitments under the Credit Facility are scheduled to expire on August 1, 2018. We are obligated to pay an undrawn commitment fee to the lenders under the Credit Facility, which is based on the average daily unused amount of the Aggregate Credit Commitment and our leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.61 billion. Under the terms of the Credit Facility, at July 31, 2015, our leverage ratio was approximately 0.70 to 1.00 and our tangible net worth was approximately $4.08 billion. Based upon the minimum tangible net worth requirement in the Credit Facility, our ability to repurchase our common stock was limited to approximately $1.93 billion as of July 31, 2015.
At July 31, 2015, we had $220.0 million outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $103.8 million. At July 31, 2015, the interest rate on borrowings under the Credit Facility was 1.69% per annum. Subsequent to July 31, 2015, we borrowed an additional net $130.0 million under the Credit Facility for land acquisitions.
Loans Payable – Other
Our “Loans payable – other” represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2015, the weighted-average interest rate on “Loans payable – other” was 3.95% per annum.
Senior Notes
At July 31, 2015, we, through Toll Brothers Finance Corp., had seven issues of Senior Notes outstanding with an aggregate principal amount of $2.36 billion.
In May 2015, we repaid, at maturity, the $300.0 million of then-outstanding outstanding principal amount of 5.15% Senior Notes due May 15, 2015.
In March 2014, we repaid, at maturity, the $268.0 million of the then-outstanding principal amount of 4.95% Senior Notes due March 15, 2014.
In November 2013, we issued $350.0 million aggregate principal amount of 4.0% Senior Notes due 2018 (the “4.0% Senior Notes”) and $250.0 million aggregate principal amount of 5.625% Senior Notes due 2024 (the “5.625% Senior Notes”). We received $596.2 million of net proceeds from the issuance of the 4.0% Senior Notes and the 5.625% Senior Notes.
Mortgage Company Loan Facility
In July 2015, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $50.0 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100.0 million for a short period of time. The Repurchase Agreement, as amended, expires on July 18, 2016, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At July 31, 2015, the interest rate on the Repurchase Agreement was 2.19% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Repurchase Agreement. At July 31, 2015, we had $100.0 million of outstanding borrowings under the Repurchase Agreement.

7. Accrued Expenses
Accrued expenses at July 31, 2015 and October 31, 2014 consisted of the following (amounts in thousands):

	July 31, 2015	October 31, 2014
Land, land development, and construction	$108,971	$124,816
Compensation and employee benefits	118,379	118,607
Self-insurance	118,572	100,407
Warranty	79,005	86,282
Interest	35,017	33,993
Commitments to unconsolidated entities	5,241	3,293
Other	114,083	114,079
	$579,268	$581,477
Prior to the third quarter of fiscal 2014, we received stucco-related claims in certain completed communities located in Pennsylvania and Delaware, which are in our Mid-Atlantic region. During the third quarter of fiscal 2014, the rate of claims increased. Through the third quarter of fiscal 2014, we believed that our warranty accruals, self-insurance accruals, and liability insurance were adequate to cover our cost of repairs for those claims. The rate of claims continued to increase during the fourth quarter of fiscal 2014. In response, we undertook a comprehensive review of homes in completed communities built during fiscal 2003 through fiscal 2009 in Pennsylvania and Delaware. Our review revealed that additional stucco-related repairs will likely be needed in certain communities. As of October 31, 2014, we estimated our potential liability for known and unknown claims to be approximately $54.0 million, of which we expect to recover approximately 40% from our outside insurance carriers. In addition to previously recognized warranty and self-insurance accruals, we recognized a $25.0 million additional charge in the fourth quarter of fiscal 2014 for estimated repair costs. Our review included an analysis of the number of claims received, our inspection to date of homes, an estimate of the number of homes we expect to repair and the extent of such repairs, and the amount of warranty and self-insurance reserves already recorded. We continue to review our potential liability for these claims, and we believe that at July 31, 2015, our existing reserves and insurance were sufficient. We will continue to review and analyze these claims as they are submitted, and, due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated. The above charge was included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income included in our Annual Report on Form 10-K for the year ended October 31, 2014.
We have received construction claims brought by three related multifamily community associations in the West region alleging issues with design and construction and damage to exterior common area elements. We believe we have coverage under multiple owner-controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. Our review of these matters is ongoing, and, due to the degree of judgment required, the potential for variability in our underlying assumptions, and the availability of insurance coverage, our actual future costs could differ from our estimates. Based on our current evaluation of these claims, we recorded a charge of $5.8 million in the third quarter of fiscal 2015, which is included in “Cost of revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Balance, beginning of period	$86,282	$43,819	$83,057	$52,579
Additions – homes closed during the period	13,200	12,272	4,947	4,970
Addition – Shapell liabilities acquired		11,044		1,800
Increase in accruals for homes closed in prior years	1,763	2,003	454	581
Charges incurred	(22,240)	(14,911)	(9,453)	(5,703)
Balance, end of period	$79,005	$54,227	$79,005	$54,227
8. Income Taxes
We recorded an income tax provision of $102.0 million and $107.5 million for the nine months ended July 31, 2015 and 2014, respectively. The effective tax rate for the nine months ended July 31, 2015, was 32.1%, compared to 34.0% for the nine months ended July 31, 2014. The income tax provisions for both periods included tax benefits related to the utilization of domestic production activities deductions and other permanent differences, offset by the provision for state income taxes and interest accrued on unrecognized tax benefits. The income tax provision for the nine months ended July 31, 2015, also benefited from a $13.7 million reversal of a previously recognized tax provision related to a settlement with a taxing jurisdiction. The income tax provision for the nine months ended July 31, 2014 also benefited from the reversal of a previously recognized tax provision related to the expiration of the statute of limitations and the settlement of a state income tax audit.
We recorded an income tax provision of $40.7 million and $53.6 million for the three months ended July 31, 2015 and 2014, respectively. The effective tax rate for the three months ended July 31, 2015, was 37.9%, compared to 35.4% for the three months ended July 31, 2014. The income tax provisions for both periods included the provision for state income taxes and interest accrued on unrecognized tax benefits offset by benefits related to the utilization of domestic production activities deductions and other permanent differences.
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
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $42.4 million and $43.8 million as of July 31, 2015 and October 31, 2014, respectively.
At July 31, 2015, we had $40.7 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits may decrease slightly, primarily due to the expiration of certain statutes of limitations and potential settlements with taxing jurisdictions.
9. Stock-Based Benefit Plans
We grant stock options and various types of restricted stock units to our employees and our nonemployee directors. Additionally, we have an employee stock purchase plan that allows employees to purchase our stock at a discount.
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Total stock-based compensation expense recognized	$17,694	$16,985	$5,142	$4,691
Income tax benefit recognized	$6,694	$6,388	$1,958	$1,769

At July 31, 2015 and October 31, 2014, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $30.1 million and $24.0 million, respectively.
10. Accumulated Other Comprehensive Loss
The tables below provide, for the periods indicated, the components of accumulated other comprehensive loss (amounts in thousands):

	Nine months ended July 31, 2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,789)	$(2)	$(47)	$(2,838)
Other comprehensive (loss) income before reclassifications	(754)	3	(3)	(754)
Gross amounts reclassified from accumulated other comprehensive income	655			655
Income tax benefit (expense)	37	(1)	1	37
Other comprehensive (loss) income, net of tax	(62)	2	(2)	(62)
Balance, end of period	$(2,851)	$—	$(49)	$(2,900)

	Nine months ended July 31, 2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive income (loss) before reclassifications	(247)	(15)	324	62
Gross amounts reclassified from accumulated other comprehensive income (loss)	495	(6)		489
Income tax (expense) benefit	(95)	7	(126)	(214)
Other comprehensive income (loss), net of tax	153	(14)	198	337
Balance, end of period	$(1,959)	$(19)	$(72)	$(2,050)

	Three months ended July 31, 2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,990)	$—	$(61)	$(3,051)
Other comprehensive income before reclassifications			19	19
Gross amounts reclassified from accumulated other comprehensive income	223			223
Income tax expense	(84)		(7)	(91)
Other comprehensive income, net of tax	139	—	12	151
Balance, end of period	$(2,851)	$—	$(49)	$(2,900)

	Three months ended July 31, 2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(1,956)	$(27)	$(47)	$(2,030)
Other comprehensive (loss) income before reclassifications	(170)	14	(41)	(197)
Gross amounts reclassified from accumulated other comprehensive income	167			167
Income tax benefit (expense)		(6)	16	10
Other comprehensive (loss) income, net of tax	(3)	8	(25)	(20)
Balance, end of period	$(1,959)	$(19)	$(72)	$(2,050)

Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. Reclassifications for the realized gains and losses on available-for-sale securities are included in “Other income – net” in the Condensed Consolidated Statements of Operations and Comprehensive Income.
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

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Number of shares purchased (in thousands)	214	10	3	5
Average price per share	$31.50	$35.03	$37.64	$35.42
Remaining authorization at July 31 (in thousands)	19,986	8,258	19,986	8,258
12. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Numerator:
Net income as reported	$216,004	$208,508	$66,749	$97,707
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,179	1,185	393	396
Numerator for diluted earnings per share	$217,183	$209,693	$67,142	$98,103

Denominator:
Basic weighted-average shares	176,443	177,591	176,797	178,217
Common stock equivalents (a)	2,391	2,495	2,478	2,426
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858	5,858
Diluted weighted-average shares	184,692	185,944	185,133	186,501

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	1,918	1,560	1,572	1,830
Shares issued under stock incentive and employee stock purchase plans	1,320	1,362	55	138

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under performance-based restricted stock units and nonperformance-based restricted stock units.

(b)	Weighted-average number of antidilutive options and restricted stock units are based upon the average closing price of our common stock on the NYSE for the period.

13. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2015	October 31, 2014
Marketable Securities	Level 2	$10,008	$12,026
Residential Mortgage Loans Held for Sale	Level 2	$127,405	$101,944
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$516	$(341)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(858)	$(108)
Forward Loan Commitments — IRLCs	Level 2	$858	$108
At July 31, 2015 and October 31, 2014, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Marketable Securities
The fair value of our marketable securities approximates the amortized cost basis as of July 31, 2015 and October 31, 2014. The estimated fair values of marketable securities are based on quoted prices provided by brokers. The remaining contractual maturity of marketable securities as of July 31, 2015 was four months.
Mortgage Loans Held for Sale
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2015	$126,642	$127,405	$763
At October 31, 2014	$100,463	$101,944	$1,481
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and the application of such pricing to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income – net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “Other income – net.”
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

Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies – Inventory” in our Annual Report on Form 10-K for the year ended October 31, 2014, for additional information regarding our methodology for determining fair value. As further discussed in Note 1 in our Annual Report on Form 10-K for the year ended October 31, 2014, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we had used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis might have been different, absent any other changes. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit (in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2015:
January 31	$289 - $680	1 - 7	13.5% - 16.0%
April 30	$527 - $600	13 - 25	17.0%
July 31	$788 - $1,298	4 - 8	15.5% -16.2%

Fiscal 2014:
January 31	$388 - $405	21 - 23	16.6%
April 30	$634 - $760	4 - 7	12.0% - 15.3%
July 31	$698 - $1,233	10 - 22	15.9%
October 31	$337 - $902	7 - 23	12.5% - 16.5%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
				$18,000
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2015		October 31, 2014
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$866,876	$866,256	$654,261	$652,944
Senior notes (b)	Level 1	2,357,376	2,552,929	2,657,376	2,821,559
Mortgage company loan facility (c)	Level 2	100,000	100,000	90,281	90,281
		$3,324,252	$3,519,185	$3,401,918	$3,564,784

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
14. Other Income – Net
The table below provides, for the periods indicated, the components of other income – net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Interest income	$1,754	$2,111	$568	$222
Income from ancillary businesses	18,392	6,153	4,667	2,203
Gibraltar	4,907	10,219	888	4,505
Management fee income from unconsolidated entities	9,441	4,294	3,051	1,840
Retained customer deposits	3,735	2,597	1,423	1,287
Income from land sales	10,302	21,042	2,952	9,855
Directly expensed interest		(656)
Other	1,474	2,613	521	819
Total other income – net	$50,005	$48,373	$14,070	$20,731
In the nine months ended July 31, 2015, our security monitoring business recognized an $8.1 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. In the nine-month period ended July 31, 2014, income from land sales includes $2.9 million of previously deferred gains on our initial sales of the properties to Trust II as further described in Note 4, “Investments in Unconsolidated Entities.”
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Revenue	$88,244	$70,736	$32,017	$26,988
Expense	$69,852	$64,583	$27,350	$24,785
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Revenue	$139,027	$174,576	$12,281	$76,424
Deferred gain on land sale to joint venture	(9,260)
Expense	(119,465)	(153,534)	(9,329)	(66,569)
Income from land sales	$10,302	$21,042	$2,952	$9,855

Land sale revenues for the nine months ended July 31, 2015, include $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We will recognize the gain as units are sold to the ultimate home buyers. See Note 4, “Investments in Unconsolidated Entities,” for more information on this transaction.
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
Investments in Unconsolidated Entities
At July 31, 2015, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. If market conditions are weak, approvals needed to develop the land are uncertain, or other factors exist that make the purchase undesirable, we may choose not to acquire the land. Whether a purchase agreement is legally terminated or not, we review the amount recorded for the land parcel subject to the purchase agreement to determine whether the amount is recoverable. While we may not formally terminate the purchase agreements for those land parcels that we do not expect to acquire, we write off any nonrefundable deposits and costs previously capitalized to such land parcels in the periods that we determine such costs are not recoverable.
Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2015	October 31, 2014
Aggregate purchase commitments:
Unrelated parties	$1,091,833	$1,043,654
Unconsolidated entities that the Company has investments in	171,624	184,260
Total	$1,263,457	$1,227,914
Deposits against aggregate purchase commitments	$76,204	$103,422
Additional cash required to acquire land	1,187,253	1,124,492
Total	$1,263,457	$1,227,914
Amount of additional cash required to acquire land in accrued expenses	$1,282	$764
At July 31, 2015, we had a purchase commitment or understandings to acquire 451 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of $171.6 million. In addition, we expect to purchase approximately 3,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2015, we also had purchase commitments to acquire land for apartment developments of approximately $58.2 million, of which we had outstanding deposits in the amount of $1.5 million.
In November 2014, we closed on a 99-year ground lease on land located within New York City where we are developing a high-rise luxury cooperative-owned residential building. In August 2014, we paid $4.7 million representing two years of prepaid rent under the ground lease. Pursuant to the terms of the ground lease, in the third quarter of fiscal 2015, we made an additional payment of $17.3 million when final approvals were received. As we deliver homes to our home buyers, the obligation under this lease will transfer to the building’s cooperative. We expect to deliver all homes by the end of our fiscal year 2018; therefore, we have included two years of additional rent payments totaling $4.7 million that we expect to pay which is also included in “Aggregate purchase commitments - Unrelated parties” above.

We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At July 31, 2015, we had outstanding surety bonds amounting to $628.8 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $351.1 million of work remains on these improvements. We have an additional $114.1 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2015, we had outstanding letters of credit of $103.8 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2015, we had agreements of sale outstanding to deliver 4,447 homes with an aggregate sales value of $3.69 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2015	October 31, 2014
Aggregate mortgage loan commitments:
IRLCs	$389,441	$191,604
Non-IRLCs	826,100	709,401
Total	$1,215,541	$901,005
Investor commitments to purchase:
IRLCs	$389,441	$191,604
Mortgage loans receivable	120,328	93,261
Total	$509,769	$284,865

16. Information on Operating Segments
We operate in two reportable segments: traditional home building and urban infill. We build and sell homes in traditional home building markets consisting of detached and attached homes in luxury residential communities located in affluent suburban markets that cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”).
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
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, California, Colorado, Nevada, and Washington
Revenue and income (loss) before income taxes for each of our reportable and geographic segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Revenues:
Traditional Home Building:
North	$463,159	$428,415	$180,705	$163,530
Mid-Atlantic	579,195	552,362	228,304	202,791
South	611,288	576,589	233,504	239,902
West	895,397	889,476	324,988	381,640
Traditional Home Building	2,549,039	2,446,842	967,501	987,863
City Living	185,007	114,070	60,510	68,994
Total	$2,734,046	$2,560,912	$1,028,011	$1,056,857

Income (loss) before income taxes:
Traditional Home Building:
North	$27,918	$34,892	$14,487	$17,740
Mid-Atlantic	50,251	72,427	9,432	26,518
South	100,960	77,642	38,360	36,690
West	145,495	153,371	53,866	73,859
Traditional Home Building	324,624	338,332	116,145	154,807
City Living	80,314	35,351	22,309	26,387
Corporate and other	(86,919)	(57,639)	(30,990)	(29,869)
Total	$318,019	$316,044	$107,464	$151,325
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

Total assets for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2015	October 31, 2014
Traditional Home Building:
North	$1,082,469	$1,053,787
Mid-Atlantic	1,278,025	1,267,563
South	1,243,930	1,165,600
West	2,911,580	2,676,164
Traditional Home Building	6,516,004	6,163,114
City Living	898,451	834,949
Corporate and other	1,216,440	1,418,839
Total	$8,630,895	$8,416,902
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.
Inventory for each of our reportable and geographic segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at April 30, 2015:
Traditional Home Building:
North	$12,097	$176,753	$865,117	$1,053,967
Mid-Atlantic	32,616	251,726	953,884	1,238,226
South	4,223	286,806	776,280	1,067,309
West	26,136	1,140,623	1,649,494	2,816,253
Traditional Home Building	75,072	1,855,908	4,244,775	6,175,755
City Living	1,299	488,797	325,027	815,123
	$76,371	$2,344,705	$4,569,802	$6,990,878

Balances at October 31, 2014:
Traditional Home Building:
North	$12,007	$171,780	$834,266	$1,018,053
Mid-Atlantic	29,169	209,506	994,859	1,233,534
South	10,971	219,904	793,835	1,024,710
West	22,122	1,391,028	1,177,820	2,590,970
Traditional Home Building	74,269	1,992,218	3,800,780	5,867,267
City Living	48,264	363,656	211,134	623,054
	$122,533	$2,355,874	$4,011,914	$6,490,321
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each our of geographic segments, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Traditional Home Building:
North	$14,347	$3,198	$2,805	$51
Mid-Atlantic	15,793	5,865	15,158	5,539
South	720	704	6	365
West	419	131		37
Total	$31,279	$9,898	$17,969	$5,992

Investments in unconsolidated entities for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2015	October 31, 2014
Traditional Home Building:
Mid-Atlantic	$12,167	$11,841
South	99,888	98,362
West	53,140	59,573
Traditional Home Building	165,195	169,776
City Living	49,488	159,953
Corporate and other	120,242	117,349
Total	$334,925	$447,078
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures (including the Trust and Trust II) and the Structured Asset Joint Venture. In the first quarter of fiscal 2015, a Rental Property Joint Venture that was previously included in the Mid-Atlantic geographic segment was reclassified to “Corporate and other.” Our investment balance in this joint venture at October 31, 2014, of $12.4 million, was reclassified in the table above to conform to the fiscal 2015 presentation.

17. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2015	2014
Cash flow information:
Interest paid, net of amount capitalized	$10,897
Interest capitalized, net of amount paid		$183
Income tax payments	$162,390	$37,622
Income tax refunds	$16,916
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$51,980	$88,646
Reduction in inventory for our share of joint venture earnings in land purchased from unconsolidated entities and allocation of basis difference	$4,309	$3,987
Defined benefit plan amendment	$754	$247
Increase in accrued expenses related to Stock Price-Based Restricted Stock Units paid		$5,035
Transfer of inventory to investment in unconsolidated entities		$700
Transfer of investment in unconsolidated entity to inventory	$132,256	$2,704
Transfer of other assets to investment in unconsolidated entities	$4,852
Unrealized (loss) gain on derivatives held by equity investees	$(2)	$324
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,575	$658
Miscellaneous increases (decreases) to investments in unconsolidated entities	$119	$(1,787)
Acquisition of a Business:
Fair value of assets purchased, excluding cash acquired		$1,524,964
Liabilities assumed		$35,848
Cash paid, net of cash acquired		$1,489,116

18. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at
July 31, 2015
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
0.50% Exchangeable Senior Notes due 2032	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of our obligations under the Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on our and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the Credit Facility. If there are no guarantors under the Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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

Condensed Consolidating Balance Sheet at July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	264,661	130,147	—	394,808
Marketable securities				10,008		10,008
Restricted cash	15,176		1,295	1,449		17,920
Inventory			6,514,285	476,593		6,990,878
Property, construction and office equipment, net			122,704	15,893		138,597
Receivables, prepaid expenses and other assets	96	14,165	172,371	124,971	(35,844)	275,759
Mortgage loans held for sale				127,405		127,405
Customer deposits held in escrow			46,748	1,548		48,296
Investments in unconsolidated entities			117,890	217,035		334,925
Investments in foreclosed real estate and distressed loans				59,459		59,459
Investments in and advances to consolidated entities	3,933,234	2,385,178	4,740		(6,323,152)	—
Deferred tax assets, net of valuation allowances	232,840					232,840
	4,181,346	2,399,343	7,244,694	1,164,508	(6,358,996)	8,630,895
LIABILITIES AND EQUITY
Liabilities
Loans payable			866,876			866,876
Senior notes		2,333,761			22,307	2,356,068
Mortgage company loan facility				100,000		100,000
Customer deposits			287,588	12,023		299,611
Accounts payable			242,439	331		242,770
Accrued expenses		33,316	366,699	217,141	(37,888)	579,268
Advances from consolidated entities			1,654,104	786,914	(2,441,018)	—
Income taxes payable	60,316					60,316
Total liabilities	60,316	2,367,077	3,417,706	1,116,409	(2,456,599)	4,504,909
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,501	49,400		1,734	(51,134)	728,501
Retained earnings (deficits)	3,448,039	(17,134)	3,826,989	38,354	(3,848,209)	3,448,039
Treasury stock, at cost	(54,438)					(54,438)
Accumulated other comprehensive loss	(2,851)		(49)			(2,900)
Total stockholders’ equity	4,121,030	32,266	3,826,988	43,094	(3,902,397)	4,120,981
Noncontrolling interest				5,005		5,005
Total equity	4,121,030	32,266	3,826,988	48,099	(3,902,397)	4,125,986
	4,181,346	2,399,343	7,244,694	1,164,508	(6,358,996)	8,630,895

Condensed Consolidating Balance Sheet at October 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	455,714	130,601	—	586,315
Marketable securities			1,997	10,029		12,026
Restricted cash	15,211		2,070	1,061		18,342
Inventory			6,260,303	230,018		6,490,321
Property, construction and office equipment, net			126,586	16,424		143,010
Receivables, prepaid expenses and other assets		16,802	114,863	137,496	(17,589)	251,572
Mortgage loans held for sale				101,944		101,944
Customer deposits held in escrow			39,912	2,161		42,073
Investments in unconsolidated entities			132,096	314,982		447,078
Investments in foreclosed real estate and distressed loans				73,800		73,800
Investments in and advances to consolidated entities	3,714,788	2,677,448	4,740		(6,396,976)	—
Deferred tax assets, net of valuation allowances	250,421					250,421
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902
LIABILITIES AND EQUITY
Liabilities
Loans payable			653,269	992		654,261
Senior notes		2,625,712			29,332	2,655,044
Mortgage company loan facility				90,281		90,281
Customer deposits			221,084	2,715		223,799
Accounts payable			225,106	241		225,347
Accrued expenses		31,906	386,223	181,649	(18,301)	581,477
Advances from consolidated entities			2,018,981	708,167	(2,727,148)	—
Income taxes payable	125,996					125,996
Total liabilities	125,996	2,657,618	3,504,663	984,045	(2,716,117)	4,556,205
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	712,162	49,400		1,734	(51,134)	712,162
Retained earnings (deficits)	3,232,035	(12,768)	3,633,618	23,410	(3,644,260)	3,232,035
Treasury stock, at cost	(88,762)					(88,762)
Accumulated other comprehensive loss	(2,790)		(48)			(2,838)
Total stockholders’ equity	3,854,424	36,632	3,633,618	28,150	(3,698,448)	3,854,376
Noncontrolling interest				6,321		6,321
Total equity	3,854,424	36,632	3,633,618	34,471	(3,698,448)	3,860,697
	3,980,420	2,694,250	7,138,281	1,018,516	(6,414,565)	8,416,902

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,764,788	53,963	(84,705)	2,734,046
Cost of revenues			2,158,932	6,933	(12,927)	2,152,938
Selling, general and administrative	66	2,689	349,861	43,827	(66,269)	330,174
	66	2,689	2,508,793	50,760	(79,196)	2,483,112
Income (loss) from operations	(66)	(2,689)	255,995	3,203	(5,509)	250,934
Other:
Income from unconsolidated entities			11,332	5,748		17,080
Other income – net	7,049		26,697	15,672	587	50,005
Intercompany interest income		105,134			(105,134)	—
Interest expense		(109,469)		(587)	110,056	—
Income from subsidiaries	311,036		17,012		(328,048)	—
Income (loss) before income taxes	318,019	(7,024)	311,036	24,036	(328,048)	318,019
Income tax provision (benefit)	102,015	(2,657)	117,665	9,092	(124,100)	102,015
Net income (loss)	216,004	(4,367)	193,371	14,944	(203,948)	216,004
Other comprehensive loss	(62)					(62)
Total comprehensive income (loss)	215,942	(4,367)	193,371	14,944	(203,948)	215,942

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,587,940	53,075	(80,103)	2,560,912
Cost of revenues			2,029,097	6,809	(16,644)	2,019,262
Selling, general and administrative	98	2,762	330,591	40,898	(62,178)	312,171
	98	2,762	2,359,688	47,707	(78,822)	2,331,433
Income (loss) from operations	(98)	(2,762)	228,252	5,368	(1,281)	229,479
Other:
Income (loss) from unconsolidated entities			38,271	(79)		38,192
Other income – net	7,033		31,632	13,427	(3,719)	48,373
Intercompany interest income		111,984			(111,984)	—
Interest expense		(116,246)		(738)	116,984	—
Income from subsidiaries	309,109		10,954		(320,063)	—
Income (loss) before income taxes	316,044	(7,024)	309,109	17,978	(320,063)	316,044
Income tax provision (benefit)	107,536	(2,631)	115,792	6,734	(119,895)	107,536
Net income (loss)	208,508	(4,393)	193,317	11,244	(200,168)	208,508
Other comprehensive income	153		170	14		337
Total comprehensive income (loss)	208,661	(4,393)	193,487	11,258	(200,168)	208,845

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,040,738	20,811	(33,538)	1,028,011
Cost of revenues			826,205	3,838	(5,649)	824,394
Selling, general and administrative	29	867	123,667	16,737	(25,125)	116,175
	29	867	949,872	20,575	(30,774)	940,569
Income (loss) from operations	(29)	(867)	90,866	236	(2,764)	87,442
Other:
Income from unconsolidated entities			3,898	2,054		5,952
Other income – net	2,379		8,664	2,084	943	14,070
Intercompany interest income		32,741			(32,741)	—
Interest expense		(34,241)		(321)	34,562	—
Income from subsidiaries	105,114		1,686		(106,800)	—
Income (loss) before income taxes	107,464	(2,367)	105,114	4,053	(106,800)	107,464
Income tax provision (benefit)	40,715	(895)	39,765	1,533	(40,403)	40,715
Net income (loss)	66,749	(1,472)	65,349	2,520	(66,397)	66,749
Other comprehensive loss	139		12			151
Total comprehensive income (loss)	66,888	(1,472)	65,361	2,520	(66,397)	66,900

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,067,863	19,808	(30,814)	1,056,857
Cost of revenues			822,804	2,750	(8,322)	817,232
Selling, general and administrative	29	897	116,944	14,462	(22,351)	109,981
	29	897	939,748	17,212	(30,673)	927,213
Income (loss) from operations	(29)	(897)	128,115	2,596	(141)	129,644
Other:
Income from unconsolidated entities			693	257		950
Other income – net	2,373		13,817	6,219	(1,678)	20,731
Intercompany interest income		35,877			(35,877)	—
Interest expense		(37,347)		(349)	37,696	—
Income from subsidiaries	148,981		6,356		(155,337)	—
Income (loss) before income taxes	151,325	(2,367)	148,981	8,723	(155,337)	151,325
Income tax provision (benefit)	53,618	(880)	55,568	3,253	(57,941)	53,618
Net income (loss)	97,707	(1,487)	93,413	5,470	(97,396)	97,707
Other comprehensive income (loss)	(3)		(19)	2		(20)
Total comprehensive income (loss)	97,704	(1,487)	93,394	5,472	(97,396)	97,687

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(7,795)	7,730	(17,570)	(85,025)	(8,591)	(111,251)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(5,954)	(1,291)		(7,245)
Sale and redemption of marketable securities			2,000			2,000
Investment in and advances to unconsolidated entities			(3,172)	(36,109)		(39,281)
Return of investments in unconsolidated entities			20,261	14,542		34,803
Investment in foreclosed real estate and distressed loans				(2,096)		(2,096)
Return of investments in foreclose real estate and distressed loans				23,372		23,372
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	(25,308)	292,270			(266,962)	—
Net cash (used in) provided by investing activities	(25,308)	292,270	16,983	(1,582)	(266,962)	15,401
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			250,000	966,094		1,216,094
Principal payments of loans payable			(86,166)	(957,376)		(1,043,542)
Redemption of senior notes		(300,000)				(300,000)
Proceeds from stock-based benefit plans	35,246					35,246
Excess tax benefits from stock-based compensation	4,603					4,603
Purchase of treasury stock	(6,746)					(6,746)
(Payments) receipts related to noncontrolling interest, net				(1,312)		(1,312)
Intercompany advances			(354,300)	78,747	275,553	—
Net cash (used in) provided by financing activities	33,103	(300,000)	(190,466)	86,153	275,553	(95,657)
Net (decrease) increase in cash and cash equivalents	—	—	(191,053)	(454)	—	(191,507)
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	264,661	130,147	—	394,808

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2014:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	101,864	18,079	(4,242)	(64,371)	(12,714)	38,616
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(9,145)	(355)		(9,500)
Sale and redemption of marketable securities			40,243			40,243
Investment in and advances to unconsolidated entities			(15,604)	(77,435)		(93,039)
Return of investments in unconsolidated entities			40,413	10,264		50,677
Investment in foreclosed real estate and distressed loans				(1,127)		(1,127)
Return of investments in foreclose real estate and distressed loans				40,675		40,675
Acquisition of a business, net of cash acquired			(1,489,116)			(1,489,116)
Dividend received – intercompany			15,000		(15,000)	—
Intercompany advances	(348,664)	(345,419)			694,083	—
Net cash used in investing activities	(348,664)	(345,419)	(1,418,209)	(27,978)	679,083	(1,461,187)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,700)				(4,700)
Proceeds from loans payable			1,141,300	729,580		1,870,880
Debt issuance costs for loans payable			(3,005)			(3,005)
Principal payments of loans payable			(701,098)	(716,750)		(1,417,848)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,365					220,365
Proceeds from stock-based benefit plans	26,555					26,555
Excess tax benefits from stock-based compensation	221					221
Purchase of treasury stock	(341)					(341)
Receipts related to noncontrolling interest				81		81
Dividend paid – intercompany				(15,000)	15,000	—
Intercompany advances			569,662	111,707	(681,369)	—
Net cash provided by financing activities	246,800	327,340	1,006,859	109,618	(666,369)	1,024,248
Net (decrease) increase in cash and cash equivalents	—	—	(415,592)	17,269	—	(398,323)
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	254,510	120,139	—	374,649

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
OVERVIEW
Financial Highlights
In the nine-month period ended July 31, 2015, we recognized $2.73 billion of revenues and net income of $216.0 million, as compared to $2.56 billion of revenues and net income of $208.5 million in the nine-month period ended July 31, 2014. In the three-month period ended July 31, 2015, we recognized $1.03 billion of revenues and net income of $66.7 million, as compared to $1.06 billion of revenues and net income of $97.7 million in the three-month period ended July 31, 2014.
In the nine-month periods ended July 31, 2015 and 2014, the value of net contracts signed was $3.70 billion (4,473 homes) and $2.93 billion (3,989 homes), respectively. In the three-month periods ended July 31, 2015 and 2014, the value of net contracts signed was $1.23 billion (1,479 homes) and $0.95 billion (1,324 homes), respectively. The value of our backlog at July 31, 2015 was $3.69 billion (4,447 homes), as compared to our backlog at July 31, 2014 of $3.10 billion (4,204 homes). Our backlog at October 31, 2014 was $2.72 billion (3,679 homes).
At July 31, 2015, we had $404.8 million of cash, cash equivalents, and marketable securities on hand and approximately $711.2 million available under our $1.035 billion revolving credit facility (“Credit Facility”) that matures in August 2018. At July 31, 2015, we had $220.0 million of outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $103.8 million.
At July 31, 2015, our total equity and our debt to total capitalization ratio were $4.13 billion and 0.45 to 1:00, respectively.
Our Business
We operate in a number of businesses associated with residential real estate, the most significant being designing, building, marketing, and arranging the financing for detached and attached homes in luxury residential communities that cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll City Living® (“City Living”). At July 31, 2015, we were operating in 19 states.
We also control approximately 7,000 units in for-rent apartment projects that are currently operating in the lease-up stage, under active development, or in the planning stage. Of the 7,000 units at July 31, 2015, 4,000 are owned by joint ventures in which we have an interest; approximately 1,500 are owned by us; 1,200 are under contract to be purchased by us; and 300 are under a letter of intent. These projects, which are located in the metro Boston to metro Washington, D.C., corridor, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Brothers Realty Trust.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We also operate through a number of joint ventures. These joint ventures (i) develop land for use by certain joint venture participants and, in other cases, for sale to other third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which include our investments in Toll Brothers Realty Trust (the “Trust”) and Toll Brothers Realty Trust II (“Trust II”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). We earn construction and management fee income from many of these joint ventures.
In fiscal 2010, we formed Gibraltar Capital Asset and Management, LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties from unimproved ground to partially and fully improved developments, as well as commercial opportunities. At July 31, 2015, Gibraltar had investments in foreclosed real estate and distressed loans of $59.5 million and an investment in a Structured Asset Joint Venture of $13.8 million.
Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
We did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to its home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisitions,” in our Annual Report on Form 10-K for the year ended October 31, 2014 for additional information regarding the Acquisition.
Our Challenging Business Environment and Current Outlook
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed.
In the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014 and was followed by a decline in demand in the third quarter of fiscal 2014. Since the third quarter of fiscal 2014, we have seen a strengthening in customer demand. In fiscal 2015’s first nine months, net signed contracts of $3.70 billion and 4,473 units rose 26.6% in dollars and 12.1% in units, compared to fiscal 2014’s first nine months’ net signed contracts of $2.93 billion and 3,989 units. Similarly, in fiscal 2014’s fourth quarter, net signed contracts of $970.8 million and 1,282 units rose 16% in dollars and 10% in units, compared to fiscal 2013’s fourth-quarter net signed contracts of $839.0 million and 1,163 units.
We market our high-quality homes to upscale luxury home buyers, generally those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. We believe our reputation as a developer of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced, detached homes, as well as our attached homes.
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential due to the aging of baby boomers. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, age-qualified communities for households in which at least one member is 55 years of age or older. As of July 31, 2015, we were selling from 39 active-adult/age-qualified communities and expect to open additional age-qualified communities during the next few years. For the nine-month periods ended July 31, 2015 and 2014, the value of net contracts signed in active-adult/age-qualified communities was 9.3% and 10.2%, respectively, of total net contracts signed in each of the periods. In the nine-month periods ended July 31, 2015 and 2014, the number in such periods of net contracts signed in active-adult/age-qualified communities, as a percentage of the total number of net contracts signed, was 14.2% and 13.9%, respectively.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing a number of high-density, high-, mid-, and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. Sales and deliveries of our City Living products can vary significantly from period to period based on new product openings and deliveries of units in high-rise buildings, as construction is completed. Our City Living product generally yields a higher margin than our Traditional Home Building product. Our City Living communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in the boroughs of Manhattan and Brooklyn, New York; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania; and Bethesda, Maryland. At July 31, 2015, we owned or had under control 16 City Living projects, containing approximately 2,000 units, which either are selling or being developed or will be developed by us or through joint ventures.

For the nine-month periods ended July 31, 2015 and 2014, the value of net contracts signed by our City Living group in wholly owned projects was 5.2% and 6.4% of net contracts signed in the respective periods. In the nine-month periods ended July 31, 2015 and 2014, the number of net contracts signed by our City Living group in wholly owned projects, as a percentage of the total number of net contracts signed in such periods, was 2.5% and 4.1%, respectively. At July 31, 2015 and 2014, the value and units of backlog of our City Living group in wholly owned projects were $221.9 million (116 homes) and $301.5 million (219 homes), respectively.
We are also developing high-rise buildings in joint ventures with third-parties. At July 31, 2015, two of these buildings were open for sale, containing a total of 219 units. In the nine-month period ended July 31, 2015, we signed 47 net contracts in these buildings with a total value of $129.6 million. At July 31, 2015, these buildings had a backlog of 102 units with a total value of $350.5 million.
We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with an opportunity for growth in the future, and that our financial strength and portfolio of approved home sites in the Washington, D.C., to Boston corridor and in our California markets, in which land is scarce and approvals are more difficult to obtain, give us a competitive advantage. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
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
In addition, there are fewer and more selective lenders serving our industry as compared to prior years, and we believe that these lenders gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.
Land Acquisition and Development
Our business is subject to many risks because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), which enable us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
At July 31, 2015, we controlled approximately 45,400 home sites, as compared to approximately 49,000 at July 31, 2014; 47,200 at October 31, 2014; and 48,600 at October 31, 2013. Of the approximately 45,400 total home sites that we owned or controlled through options at July 31, 2015, we owned approximately 35,700 and controlled approximately 9,700 through options. Of the 45,400 home sites owned or controlled through options, approximately 16,000 were substantially improved. In addition, we expect to purchase approximately 3,200 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At July 31, 2015, we were selling from 267 communities, compared to 256 at July 31, 2014; 263 at October 31, 2014; and 232 at October 31, 2013. We expect to be selling from 270 to 285 communities by October 31, 2015.
Availability of Customer Mortgage Financing
We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with high-quality, affluent customers such as our home buyers and that these banks will continue to provide such customers with financing.
We believe that our home buyers generally are, and will continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles as compared to the average home buyer. Nevertheless, in recent years, tightened credit standards have reduced the pool of potential home buyers and hindered accessibility of or eliminated certain loan products previously available to our home buyers. Our home buyers continue to face stricter mortgage underwriting guidelines, higher down payment requirements, and narrower appraisal guidelines than in the past. Some of our home buyers may find it more difficult to sell their existing homes as prospective buyers of their homes may face difficulties obtaining a mortgage. In addition, other potential buyers may have little or negative equity in their existing homes and may not be able or willing to purchase a larger or more expensive home.
CONTRACTS
Nine-Month Period Ended July 31, 2015
The aggregate value of net contracts signed increased $777.0 million, or 26.6%, in the nine-month period ended July 31, 2015, as compared to the nine-month period ended July 31, 2014. The value of net contracts signed was $3.70 billion (4,473 homes) and $2.93 billion (3,989 homes) in the nine-month periods ended July 31, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 12.1% increase in the number of net contracts signed and a 12.9% increase in the average value of each contract signed.
The aggregate value of net contracts signed in our Traditional Home Building segment increased $773.4 million or 28.3% in the nine-month period ended July 31, 2015, as compared to the nine-month period ended July 31, 2014. The value of net contracts signed was $3.51 billion (4,359 homes) and $2.74 billion (3,827 homes) in the nine-month periods ended July 31, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 13.9% increase in the number of net contracts signed and a 12.6% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to the strong demand in our North and West regions in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by a slowdown in demand in our South region. The increase in the average value of each contract signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in the mix of contracts signed to more expensive areas and/or higher priced products and price increases.
For the nine-month period ended July 31, 2015, the value of net contracts signed in our City Living segment increased by $3.6 million, or 1.9%, as compared to the nine-month period ended July 31, 2014. The increase was attributable to a 44.7% increase in the average value of net contracts signed, partially offset by a decrease of 29.6% in the number of net contracts signed. The increase in the average value of net contracts signed was principally due to a shift in the number of net contracts signed from the Philadelphia, Pennsylvania market to the metro New York market, where the average value of each contract signed is higher. The decrease in the number of net contracts signed in the nine-month period ended July 31, 2015, was primarily due to slower demand in first three months of fiscal 2015 and to a decline in the number of net contracts signed in Philadelphia, Pennsylvania, due to lower product availability.
Three-Month Period Ended July 31, 2015
The aggregate value of net contracts signed increased $284.8 million, or 30.0%, in the three-month period ended July 31, 2015, as compared to the three-month period ended July 31, 2014. The value of net contracts signed was $1.23 billion (1,479 homes) and $0.95 billion (1,324 homes) in the three-month periods ended July 31, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 16.4% increase in the average value of each contract signed and an 11.7% increase in the number of net contracts signed.
The aggregate value of net contracts signed in our Traditional Home Building segment increased $276.7 million or 30.8% in the three-month period ended July 31, 2015, as compared to the three-month period ended July 31, 2014. The value of net contracts signed was $1.17 billion (1,449 homes) and $897.3 million (1,281 homes) in the three-month periods ended July 31, 2015 and 2014, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was the result of a 13.1% increase in the number of net contracts signed and a 15.7% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to the strong demand in our Mid-Atlantic and West regions in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by a slowdown in demand in our South region. The increase in the average value of each contract signed in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in the mix of contracts signed to more expensive areas and/or higher-priced products and price increases.
For the three-month period ended July 31, 2015, the value of net contracts signed in our City Living segment increased by $8.1 million, or 15.6%, as compared to the three-month period ended July 31, 2014. The increase was attributable to a 65.8% increase in the average value of net contracts signed, partially offset by a decrease of 30.2% in the number of net contracts signed. The increase in the average value of net contracts signed was principally due to a shift in the number of net contracts signed from the Philadelphia, Pennsylvania market to the metro New York market, where the average value of each contract signed is higher. The decrease in the number of net contracts signed in the three-month period ended July 31, 2015, was primarily due to a decline in the number of net contracts signed in Philadelphia, Pennsylvania, due to lower product availability.

BACKLOG
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at July 31, 2015, was $3.69 billion (4,447 homes), a 19.0% increase, as compared to our backlog at July 31, 2014, of $3.10 billion (4,204 homes). Our backlog at October 31, 2014 and 2013, was $2.72 billion (3,679 homes) and $2.63 billion (3,679 homes), respectively. The increase in the value of the backlog at July 31, 2015, as compared to the backlog at July 31, 2014, was primarily attributable to the 26.6% increase in the value of net contracts signed in the nine-month period ended July 31, 2015, as compared to the value of net contracts signed in the nine-month period ended July 31, 2014, offset, in part, by a 6.8% increase in the aggregate value of our deliveries in the nine-month period ended July 31, 2015, as compared to the aggregate value of deliveries in the nine-month period ended July 31, 2014.
For more information regarding revenues, net contracts signed, and backlog by operating segment, see “Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2014, there have been no material changes to those critical accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in Land Development Joint Ventures; Home Building Joint Ventures; Rental Property Joint Ventures, which include our investments in the Trust and Trust II; and a Structured Asset Joint Venture.
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
At July 31, 2015, we had investments in these entities of $334.9 million and were committed to invest or advance up to an additional $71.3 million to these entities if they required additional funding. At July 31, 2015, we had joint venture purchase commitments or understandings to acquire 451 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price $171.6 million. In addition, we expect to purchase approximately 3,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
We invested in a joint venture in which we have a 50% voting interest to develop 400 Park Avenue South, a high-rise luxury for-sale/rental project in New York City. Pursuant to the terms of the joint venture agreement, with the completion of the construction of the building’s structure in the third quarter of fiscal 2015, we acquired, with no additional consideration due from us, ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner received ownership of the lower floors containing residential rental units and retail space, with no additional consideration due from them. Upon our acquisition of the top 18 floors of the building, we transferred our investment of $132.3 million from “Investments in unconsolidated entities” on our Condensed Consolidated Balance Sheets to “Inventory.”
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) guarantees of indemnities provided to the lender by the unconsolidated entity with regard to environmental matters; (iv) a hazardous material indemnity that holds the lender harmless for any liability it may suffer from the threat or presence of any hazardous or toxic substances at or near the property covered by a loan; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of July 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $922.2 million and had borrowed an aggregate of $453.1 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $922.2 million before any reimbursement from our partners. Based on the amounts borrowed at July 31, 2015, our maximum potential exposure under these guarantees is estimated to be $453.1 million before any reimbursement from our partners.
In addition, we have guaranteed approximately $10.5 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
The trends, uncertainties, or other factors that negatively impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine whether the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for rental properties, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in the MD&A in our Annual Report on Form 10-K for the year ended October 31, 2014, for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in the nine-month and three-month periods ended July 31, 2015 and 2014.
RESULTS OF OPERATIONS
The following table sets forth, for the nine months and three months ended July 31, 2015 and 2014, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2015		2014		2015		2014
	$	%*	$	%*	$	%*	$	%*
Revenues	2,734.0		2,560.9		1,028.0		1,056.9
Cost of revenues	2,152.9	78.7	2,019.3	78.8	824.4	80.2	817.2	77.3
Selling, general and administrative	330.2	12.1	312.2	12.2	116.2	11.3	110.0	10.4
	2,483.1	90.8	2,331.4	91.0	940.6	91.5	927.2	87.7
Income from operations	250.9		229.5		87.4		129.6
Other
Income from unconsolidated entities	17.1		38.2		6.0		1.0
Other income – net	50.0		48.4		14.1		20.7
Income before income taxes	318.0		316.0		107.5		151.3
Income tax provision	102.0		107.5		40.7		53.6
Net income	216.0		208.5		66.7		97.7
* Percent of revenues
Note: Due to rounding, amounts may not add.

REVENUES AND COST OF REVENUES
Revenues for the nine months ended July 31, 2015, were higher than those for the comparable period of fiscal 2014 by approximately $173.1 million, or 6.8%. This increase was primarily attributable to a 3.2% increase in the number of homes delivered and a 3.4% increase in the average price of the homes delivered. In the fiscal 2015 nine-month period, we delivered 3,705 homes with a value of $2.73 billion, as compared to 3,590 homes in the fiscal 2014 nine-month period with a value of $2.56 billion. The average price of the homes delivered in the fiscal 2015 period was $737,900, as compared to $713,300 in the fiscal 2014 period. The increase in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to a greater number of homes being sold and delivered in the 2015 fiscal period as compared to the fiscal 2014 period. The increase in the average price of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or higher-priced products.
Cost of revenues as a percentage of revenues was 78.7% in the nine-month period ended July 31, 2015, as compared to 78.8% in the nine-month period ended July 31, 2014. In the fiscal 2015 and fiscal 2014 periods, we recognized $31.3 million and $9.9 million of inventory write-offs, respectively. Excluding inventory write-offs, cost of revenues was 77.6% in the fiscal 2015 period and 78.5% in the fiscal 2014 period. The decrease in cost of revenues excluding inventory write-offs, as a percentage of revenues, in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a change in product mix/areas to higher-margin areas, increased prices of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period. The fiscal 2015 period also included a $6.1 million accrual for expected costs to be incurred in the repair or settlement of construction defect claims at a number of completed multifamily communities located in our West region and the reversal of $3.4 million of accrued costs related to a community in our South region that was no longer needed. The fiscal 2014 period included a $7.0 million reversal of accrued construction costs related to the determination that certain development costs previously accrued were no longer required. In the nine-month period ended July 31, 2015, inventory write-offs of $18.0 million were attributable to operating communities, $12.6 million were attributable to land owned for future communities, and $0.7 million were attributable to land controlled for future communities. Inventory write-offs in the nine-month period ended July 31, 2014 of $7.7 million were attributable to operating communities and $2.2 million were attributable to land controlled for future communities.
Revenues for the three months ended July 31, 2015 were lower than those for the comparable period of fiscal 2014 by approximately $28.9 million, or 2.7%. This decrease was primarily attributable to a 1.7% decrease in the number of homes delivered and a 1.0% decrease in the average price of the homes delivered. In the fiscal 2015 three-month period, we delivered 1,419 homes with a value of $1.03 billion, as compared to 1,444 homes in the fiscal 2014 three-month period with a value of $1.06 billion. The average price of the homes delivered in the fiscal 2015 period was $724,500, as compared to $731,900 in the fiscal 2014 period. The decrease in the number of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily due to fewer homes being sold and delivered in the fiscal 2015 quarter as compared to the fiscal 2014 quarter. The decrease in the average price of homes delivered in the fiscal 2015 period, as compared to the fiscal 2014 period, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or lower-priced products.
Cost of revenues as a percentage of revenues was 80.2% in the three-month period ended July 31, 2015, as compared to 77.3% in the three-month period ended July 31, 2014. In the fiscal 2015 and fiscal 2014 periods, we recognized $18.0 million and $6.0 million of inventory write-offs, respectively. Excluding inventory write-offs, cost of revenues was 78.4% in the fiscal 2015 period and 76.8% in the fiscal 2014 period. The increase in cost of revenues excluding inventory write-offs, as a percentage of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, was due primarily to a shift in the number of home delivered to lower-margin products and/or locations in the fiscal 2015 period, as compared to the fiscal 2014 period. This was offset, in part, by the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period. The fiscal 2015 period also included a $5.8 million accrual for expected costs to be incurred in the repair or settlement of construction defect claims at a number of completed multifamily communities located in our West region and the reversal of $1.0 million of accrued costs related to a community in our South region that was no longer needed. The fiscal 2014 period included a $7.0 million reversal of accrued construction costs related to the determination that certain development costs previously accrued were no longer required. In the three-month period ended July 31, 2015, inventory write-offs of $6.0 million were attributable to operating communities, $11.9 million were attributable to land owned for future communities, and $0.1 million were attributable to land controlled for future communities. Inventory write-offs in the three-month period ended July 31, 2014 of $4.8 million were attributable to operating communities and $1.2 million were attributable to land controlled for future communities.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $18.0 million in the nine-month period ended July 31, 2015, as compared to the nine-month period ended July 31, 2014. As a percentage of revenues, SG&A decreased to 12.1% in the fiscal 2015 period, from 12.2% in the fiscal 2014 period. The fiscal 2014 period includes $6.0 million of expenses incurred in the Acquisition. The increase in SG&A in the fiscal 2015 period, excluding the costs related to the Acquisition, as a percentage of revenues, was due to SG&A spending increasing by 7.8% while revenues increased 6.8%. The dollar increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees, and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased spending on advertising and increased operating costs due to the increased number of selling communities that we had in the fiscal 2015 period, as compared to the 2014 period.
SG&A increased by $6.2 million in the three-month period ended July 31, 2015, as compared to the three-month period ended July 31, 2014. As a percentage of revenues, SG&A increased to 11.3% in the fiscal 2015 period, from 10.4% in the fiscal 2014 period. The increase in SG&A, as a percentage of revenues, was due to SG&A spending increasing by 5.6% and a revenue decrease of 2.7%. The dollar increase in SG&A costs was due primarily to higher compensation costs resulting from our increased number of employees and increased sales and marketing costs, offset, in part, by lower insurance costs. The higher sales and marketing costs were the result of the increased spending on advertising and increased operating costs due to the increased number of selling communities that we had in the fiscal 2015 period, as compared to the 2014 period.
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
In the nine-month period ended July 31, 2015, we recognized $17.1 million of income from unconsolidated entities, as compared to $38.2 million in the comparable period of fiscal 2014. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment complexes. This was offset, in part, by higher income realized from several of our Land Development Joint Ventures and one Home Building Joint Venture in the fiscal 2015 period, as compared to the income recognized in the fiscal 2014 period. The higher income from these joint ventures was attributable primarily to higher sales activity and/or price increases in the fiscal 2015 period, as compared to the fiscal 2014 period.
In the three-month period ended July 31, 2015, we recognized $6.0 million of income from unconsolidated entities, as compared to $1.0 million in the comparable period of fiscal 2014. The increase in income from unconsolidated entities was due primarily to higher income realized from one of our land development joint ventures located in Texas and from one joint venture in California in the fiscal 2015 period, as compared to the income recognized in the fiscal 2014 period; the higher income from these Land Development Joint Ventures was attributable primarily to increased sales activity.
OTHER INCOME – NET
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Income from ancillary businesses	$18,392	$6,153	$4,667	$2,203
Gibraltar	4,907	10,219	888	4,505
Management fee income from unconsolidated entities	9,441	4,294	3,051	1,840
Income from land sales	10,302	21,042	2,952	9,855
Other	6,963	6,665	2,512	2,328
Total other income – net	$50,005	$48,373	$14,070	$20,731
In the nine months ended July 31, 2015, our security monitoring business recognized an $8.1 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. The decrease in income from Gibraltar’s operations in the fiscal 2015 periods, as compared to the fiscal 2014 periods, was primarily due to a reduction in gains recognized from the disposition of real estate owned (“REO”) and from the acquisition of REO through foreclosure. The increase in management fee income in the fiscal 2015 periods, as compared to the fiscal 2014 periods, was primarily due to the increase in activity from the unconsolidated entities that we manage. The decrease in income from land sales in the fiscal 2015 periods was due to fewer land parcels being available for sale in the fiscal 2015 periods, as compared to the fiscal 2014 periods.

INCOME BEFORE INCOME TAXES
For the nine-month period ended July 31, 2015, we reported income before income taxes of $318.0 million, as compared to $316.0 million in the nine-month period ended July 31, 2014.
For the three-month period ended July 31, 2015, we reported income before income taxes of $107.5 million, as compared to $151.3 million in the three-month period ended July 31, 2014.
INCOME TAX PROVISION
We recognized a $102.0 million income tax provision in the nine-month period ended July 31, 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $111.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the tax benefits from the reversal of $13.7 million of a previously recognized tax provision related to a settlement with a taxing jurisdiction; the utilization of domestic production activities deductions; and other differences, offset, in part, by the provision for state income taxes and interest accrued on unrecognized tax benefits.
In the nine-month period ended July 31, 2014, we recognized a $107.5 million income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $110.6 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the reversal of previously recognized tax provisions that were no longer needed due to the expiration of the statute of limitations; the settlement of a state income tax audit; tax benefits related to the utilization of domestic production activities deductions; and other differences, offset, in part, by the provision for state income taxes; provision for uncertain tax positions taken in a prior period; and interest accrued on unrecognized tax benefits.
We recognized a $40.7 million income tax provision in the three-month period ended July 31, 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $37.6 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the provision for state income taxes, offset, in part, by tax benefits related to the utilization of domestic production activities deductions.
In the three-month period ended July 31, 2014, we recognized a $53.6 million income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $53.0 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the provision for state income taxes; provision for uncertain tax positions taken in a prior period; and interest accrued on unrecognized tax benefits, offset, in part, by the reversal of previously recognized tax provisions that were no longer needed due to the expiration of the statute of limitations; the settlement of a state income tax audit; tax benefits related to the utilization of domestic production activities deductions; and other differences.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At July 31, 2015, we had $394.8 million of cash and cash equivalents and $10.0 million of marketable securities. At October 31, 2014, we had $586.3 million of cash and cash equivalents and $12.0 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2015, was $111.3 million. Cash used in operating activities during the fiscal 2015 period was primarily related to the purchase of inventory; a decrease in income taxes payable; an increase in receivables, prepaid expenses, and other assets; and a increase in mortgage loans originated, net of the sale of mortgage loans to outside investors; offset, in part, by net income before stock-based compensation, inventory impairments, and depreciation and amortization; an increase in customer deposits; and an increase in accounts payable and accrued expenses.
In the nine-month period ended July 31, 2015, cash provided by investing activities was $15.4 million. The cash provided by investing activities was primarily related to $58.2 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans, $2.0 million of proceeds from the sale of marketable securities, and $3.8 million in net cash received from the acquisition of a joint venture interest. This was offset, in part, by $41.4 million used to fund our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $7.2 million for the purchase of property and equipment.
We used $95.7 million of cash from financing activities in the nine-month period ended July 31, 2015, primarily for the repayment of $300.0 million of senior notes; $57.2 million of repayments of other loans payable, net of new borrowings; and the repurchase of $6.7 million of our common stock, offset, in part, by $220.0 million of borrowings under our Credit Facility, net of repayments; $9.7 million of borrowings under our mortgage company loan facility, net of repayments; and $35.2 million from the proceeds of our stock-based benefit plans.

At July 31, 2014, we had $374.6 million of cash and cash equivalents and $12.0 million of marketable securities. At October 31, 2013, we had $773.0 million of cash and cash equivalents and $52.5 million of marketable securities. Cash provided by operating activities during the nine-month period ended July 31, 2014, was $38.6 million. Cash provided by operating activities during the fiscal 2014 period was generated from net income before stock-based compensation and depreciation and amortization; increases in accounts payable and accrued expenses and income taxes payable; an increase in customer deposits; a reduction in restricted cash; and the sale of mortgage loans to outside investors in excess of mortgage loans originated, offset, in part, by the purchase of inventory and an increase in receivables, prepaid expenses and other assets.
In the nine-month period ended July 31, 2014, cash used in our investing activities was $1.46 billion. The cash used in investing activities was primarily related to the $1.49 billion used to acquire Shapell, $93.0 million used to fund joint venture investments and $9.5 million for the purchase of property and equipment, offset, in part, by $40.2 million of net sales of marketable securities and $91.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At July 31, 2015, we owned or controlled through options 45,375 home sites, as compared to 47,167 at October 31, 2014, and 49,037 at July 31, 2014. Of the 45,375 home sites owned or controlled through options at July 31, 2015, we owned 35,713. In addition, we expect to purchase approximately 3,200 additional home sites over a number of years from several joint ventures in which we have interests. Of our owned home sites at July 31, 2015, significant improvements were completed on approximately 16,000 of them.
At July 31, 2015, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.26 billion (including $171.6 million of land to be acquired from joint ventures in which we have invested). Of the $1.26 billion of land purchase commitments, we paid or deposited $76.2 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.19 billion. The purchases of these land parcels are scheduled to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a Credit Facility that is scheduled to terminate on August 1, 2018. Up to 75% of the Credit Facility is available for letters of credit. At July 31, 2015, we had $220.0 million of outstanding borrowings under our Credit Facility and had outstanding letters of credit of approximately $103.8 million. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.61 billion at July 31, 2015. At July 31, 2015, our leverage ratio was approximately 0.70 to 1.00, and our tangible net worth was approximately $4.08 billion. Based upon the minimum tangible net worth requirement at July 31, 2015, our ability to pay dividends was limited to an aggregate amount of approximately $1.46 billion or the repurchase of our common stock of approximately $1.93 billion.
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
The tables below summarize information, for each of our reportable and geographic segments, for the periods or as of the dates indicated.
Units Delivered and Revenues ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2015 Units	2014 Units	2015 $	2014 $	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	735	718	$463.1	$428.4	287	270	$180.7	$163.5
Mid-Atlantic	929	865	579.2	552.3	364	319	228.3	202.8
South	824	841	611.3	576.6	299	331	233.5	239.9
West	1,075	1,025	895.4	889.5	389	444	325.0	381.7
Traditional Home Building	3,563	3,449	2,549.0	2,446.8	1,339	1,364	967.5	987.9
City Living	142	141	185.0	114.1	80	80	60.5	69.0
Total	3,705	3,590	$2,734.0	$2,560.9	1,419	1,444	$1,028.0	$1,056.9
Net Contracts Signed ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2015 Units	2014 Units	2015 $	2014 $	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	827	754	$537.1	$490.8	271	270	$190.1	$173.0
Mid-Atlantic	992	933	628.5	578.1	353	303	221.8	187.6
South	802	918	658.3	662.7	247	322	200.5	238.1
West	1,738	1,222	1,687.0	1,005.9	578	386	561.6	298.6
Traditional Home Building	4,359	3,827	3,510.9	2,737.5	1,449	1,281	1,174.0	897.3
City Living	114	162	191.8	188.2	30	43	59.9	51.8
Total	4,473	3,989	$3,702.7	$2,925.7	1,479	1,324	$1,233.9	$949.1
Backlog ($ amounts in millions):

	At July 31,				At October 31,
	2015 Units	2014 Units	2015 $	2014 $	2014 Units	2013 Units	2014 $	2013 $
Traditional Home Building:
North	970	984	$638.6	$624.9	878	948	$564.6	$562.5
Mid-Atlantic	893	970	568.8	598.7	830	902	519.5	573.0
South	941	1,033	770.2	759.6	963	956	723.2	673.5
West	1,527	998	1,488.8	814.9	864	675	697.2	593.2
Traditional Home Building	4,331	3,985	3,466.4	2,798.1	3,535	3,481	2,504.5	2,402.2
City Living	116	219	221.9	301.5	144	198	215.2	227.3
Total	4,447	4,204	$3,688.3	$3,099.6	3,679	3,679	$2,719.7	$2,629.5

Income (Loss) Before Income Taxes:

	Nine months ended July 31,		Three months ended July 31,
	2015	2014	2015	2014
Income (loss) before income taxes:
Traditional Home Building:
North	$27.9	$34.9	$14.5	$17.7
Mid-Atlantic	50.2	72.4	9.4	26.5
South	101.0	77.6	38.4	36.7
West	145.5	153.3	53.9	73.9
Traditional Home Building	324.6	338.2	116.2	154.8
City Living	80.3	35.4	22.3	26.4
Corporate and other	(86.9)	(57.6)	(31.0)	(29.9)
Total	$318.0	$316.0	$107.5	$151.3
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
Traditional Home Building
North
Revenues in the nine-month period ended July 31, 2015, were higher than those for the comparable period of fiscal 2014 by $34.7 million, or 8.1%. The increase in revenues was attributable to an increase of 5.6% in the average price of homes delivered and a 2.4% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in the fiscal 2015 period, as compared to those delivered in the fiscal 2014 period. The increase in the number of homes delivered was principally due to a greater number of homes being sold and delivered in the 2015 fiscal period as compared to the fiscal 2014 period.
The value of net contracts signed in the nine-month period ended July 31, 2015 was $537.1 million, a 9.4% increase from the $490.8 million of net contracts signed during the nine-month period ended July 31, 2014. This increase was mainly due to an increase of 9.7% in the number of net contracts signed. The increase in the number of net contracts signed was primarily due to improved market conditions in Illinois, Michigan, and New Jersey.
For the nine-month period ended July 31, 2015, we reported income before income taxes of $27.9 million, as compared to $34.9 million for the nine-month period ended July 31, 2014. This decrease in income before income taxes was principally attributable to higher impairment charges and SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, and a $3.1 million decrease in earnings from land sales in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by higher earnings from increased revenues and lower interest costs in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges in the fiscal 2015 and 2014 periods, were $14.3 million and $3.2 million, respectively.
Revenues in the three-month period ended July 31, 2015 were higher than those for the comparable period of fiscal 2014 by $17.2 million, or 10.5%. The increase in revenues was attributable to a 6.3% increase in the number of homes delivered and an increase of 4.0% in the average price of homes delivered. The increase in the number of homes delivered was primarily due to increases in Illinois and New Jersey, which had higher backlog at April 30, 2015, as compared to April 30, 2014. The increase in the average price of the homes delivered was mainly due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in the fiscal 2015 period, as compared to those delivered in the fiscal 2014 period.
The value of net contracts signed in the three-month period ended July 31, 2015 was $190.1 million, a 9.9% increase from the $173.0 million of net contracts signed during the three-month period ended July 31, 2014. This increase was primarily due to a 9.5% increase in the average value of each net contract signed. The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.

For the three-month period ended July 31, 2015, we reported income before income taxes of $14.5 million, as compared to $17.7 million for the three-month period ended July 31, 2014. This decrease in income before income taxes was mainly attributable to a $3.1 million decrease in earnings from land sales and higher impairment charges in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by higher earnings from increased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges in the fiscal 2015 and 2014 periods were $2.8 million and $0.1 million, respectively.
Mid-Atlantic
For the nine-month period ended July 31, 2015, revenues were higher than those for the nine-month period ended July 31, 2014, by $26.9 million, or 4.9%. The increase in revenues was attributable to a 7.4% increase in the number of homes delivered, offset, in part, by a 2.4% decrease in the average price of the homes delivered. The increase in the number of homes delivered was principally due to a greater number of homes being sold and delivered in the 2015 fiscal period as compared to the fiscal 2014 period. The decrease in the average price of homes delivered was mainly due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
The value of net contracts signed during the nine-month period ended July 31, 2015, increased by $50.4 million, or 8.7%, from the nine-month period ended July 31, 2014. The increase was due to a 6.3% increase in the number of net contracts signed and a 2.3% increase in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand in Pennsylvania and Virginia, offset, in part, by a decrease in the number of net contracts signed in Maryland. The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
We reported income before income taxes for the nine-month periods ended July 31, 2015 and 2014, of $50.2 million and $72.4 million, respectively. The decrease in income before income taxes was primarily due to higher impairment charges, higher cost of revenues (excluding impairments) as a percentage of revenues, higher SG&A costs, and a $2.9 million decrease in earnings from land sales in the fiscal 2015 period, as compared to the fiscal 2014 period. These decreases were partially offset by higher earnings from the increased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges in the fiscal 2015 and 2014 periods were $15.8 million and $5.9 million, respectively. The increase in cost of revenues (excluding impairments) as a percentage of revenues was due mainly to a change in product mix/areas to lower-margin areas in the fiscal 2015 period, as compared to the fiscal 2014 period, and a $7.0 million reversal of accrued construction costs in the fiscal 2014 period related to the determination that certain development costs previously accrued would no longer be required. The $2.9 million of earnings from land sales in the nine months ended July 31, 2014, represent previously deferred gains on our initial sales of properties to Trust II.
For the three-month period ended July 31, 2015, revenues were higher than those for the three-month period ended July 31, 2014, by $25.5 million, or 12.6%. The increase in revenues was attributable to a 14.1% increase in the number of homes delivered, offset, in part, by a 1.3% decrease in the average price of the homes delivered. The increase in the number of homes delivered was principally due to an increase in the number of homes sold in the first nine months of fiscal 2015 that were delivered in the three-month period ended July 31, 2015, as compared to the number of homes sold and delivered in the fiscal 2014 periods. The decrease in the average price of homes delivered was primarily due to a shift in the number of homes delivered to less expensive areas and/or products, in the fiscal 2015 period, as compared to the fiscal 2014 period.
The value of net contracts signed during the three-month period ended July 31, 2015, increased by $34.2 million, or 18.2%, from the three-month period ended July 31, 2014. The increase was due to a 16.5% increase in the number of net contracts signed and a 1.5% increase in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand in Pennsylvania and Virginia. The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
We reported income before income taxes for the three-month periods ended July 31, 2015 and 2014, of $9.4 million and $26.5 million, respectively. The decrease in income before income taxes was mainly due to higher impairment charges, higher cost of revenues (excluding impairments) as a percentage of revenues, and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by higher earnings from the increased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period. Inventory impairment charges in the fiscal 2015 and 2014 periods were $15.2 million and $5.5 million, respectively. The increase in cost of revenues (excluding impairments) as a percentage of revenues was due principally to a change in product mix/areas to lower-margin areas in the fiscal 2015 period, as compared to the fiscal 2014 period, and a $7.0 million reversal of accrued construction costs in the fiscal 2014 period related to the determination that certain development costs previously accrued would no longer be required.

South
Revenues in the nine-month period ended July 31, 2015, were higher than those for the nine-month period ended July 31, 2014 by $34.7 million, or 6.0%. This increase was attributable to a 8.2% increase in the average price of the homes delivered partially offset by a 2.0% decrease in the number of homes delivered. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in the number of homes delivered was principally due to a lower number of homes being sold and delivered in the 2015 fiscal period as compared to the fiscal 2014 period.
For the nine-month period ended July 31, 2015, the value of net contracts signed decreased by $4.4 million, or 0.7%, as compared to the nine-month period ended July 31, 2014. The decrease was attributable to a decrease of 12.6% in the number of net contracts signed, offset, in part, by a 13.7% increase in the average value of each contract signed. The decrease in the number of net contracts signed was principally due to decreased demand. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Florida and Texas, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the nine-month periods ended July 31, 2015 and 2014, we reported income before income taxes of $101.0 million and $77.6 million, respectively. The increase in income before income taxes was primarily due to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and a $8.4 million increase in earnings from our investments in unconsolidated entities in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues was due principally to a change in product mix/areas to higher-margin areas in the fiscal 2015 period, as compared to the fiscal 2014 period.
Revenues in the three-month period ended July 31, 2015, were lower than those for the three-month period ended July 31, 2014, by $6.4 million, or 2.7%. This decrease was attributable to a 9.7% decrease in the number of homes delivered, offset, in party by a 7.8% increase in the average price of the homes delivered. The decrease in the number of homes delivered was primarily due to slower delivery of backlog at October 31, 2014, as compared to October 31, 2013. The increase in the average price of the homes delivered was principally attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month period ended July 31, 2015, the value of net contracts signed decreased by $37.6 million, or 15.8%, as compared to the three-month period ended July 31, 2014. The decrease was attributable to a decrease of 23.3% in the number of net contracts signed, offset, in part, by a 9.8% increase in the average value of each contract signed. The decrease in the number of net contracts signed was principally due to decreased demand. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Florida and Texas, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month periods ended July 31, 2015 and 2014, we reported income before income taxes of $38.4 million and $36.7 million, respectively. The increase in income before income taxes was principally due to a $1.9 million increase in earnings from our investments in unconsolidated entities and an increase in earnings from land sales of $1.9 million in the fiscal 2015 period, as compared to the fiscal 2014 period, partially offset by lower earnings from decreased revenues in the fiscal 2015 period, as compared to the fiscal 2014 period.
West
Revenues in the nine-month period ended July 31, 2015, were higher than those in the nine-month period ended July 31, 2014 by $5.9 million, or 0.7%. The increase in revenues was attributable to a 4.9% increase in the number of homes delivered, partially offset by a 4.0% decrease in the average price of the homes delivered. In the three-month period ended January 31, 2015, we delivered 98 homes with a value of $94.4 million at communities we acquired through the Acquisition in February 2014. Excluding these Shapell deliveries, revenues in the nine-month period ended July 31, 2015, were lower than those in the nine-month period ended July 31, 2014, by $88.5 million, or 9.9%. The decrease in revenues, excluding these Shapell deliveries, was due to a 5.5% decrease in the average price of homes delivered and a 4.7% decrease in the number of homes delivered. The decrease in the average price of homes delivered, excluding these Shapell deliveries, was primarily due to a shift in the number of homes delivered to less expensive products and/or locations. The decrease in the number of homes delivered, excluding these Shapell deliveries, was mainly attributable to a decrease in the number of communities in California where we were delivering homes, offset, in part, by an increase in the number of home delivered in Arizona, Colorado, and Nevada due primarily to an increase in backlog at October 31, 2014, as compared to October 31, 2013.
The value of net contracts signed during the nine-month period ended July 31, 2015, increased $681.1 million, or 67.7%, as compared to the nine-month period ended July 31, 2014. This increase was due to an increase of 42.2% in the number of net contracts signed and a 17.9% increase in the average value of each net contract. During the three-month period ended

January 31, 2015, we signed 134 contracts with a value of $146.5 million at communities we acquired through the Acquisition. Excluding these Shapell net contracts signed, the value of net contracts signed during the nine-month period ended July 31, 2015, increased by $534.6 million, or 53.1%, as compared to the nine-month period ended July 31, 2014. The increase in the value of net contracts signed, excluding these Shapell net contracts signed, was due to an increase of 31.3% in the number of net contracts signed and a 16.7% increase in the average value of each net contract signed. The increase in the number of net contracts signed, excluding these Shapell net contracts signed, was primarily due to an increase in selling communities in Arizona, Nevada, and Washington and an increase in demand in California in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in the average sales price of net contracts signed, excluding these Shapell net contracts signed, was principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in California, Colorado, and Nevada, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the nine-month periods ended July 31, 2015 and 2014, we reported income before income taxes of $145.5 million and $153.3 million, respectively. The decrease in income before income taxes was principally due to a decrease in earnings from land sales of $10.7 million and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by lower cost of revenues as a percentage of revenues and a $4.2 million increase in earnings from our investments in unconsolidated entities in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was mainly due to a shift in the number of homes delivered to higher-margin products and/or locations and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by a $6.1 million charge in the fiscal 2015 period for expected costs to be incurred in the repair or settlement of construction defect claims at a number of completed multifamily communities.
Revenues in the three-month period ended July 31, 2015, were lower than those in the three-month period ended July 31, 2014, by $56.7 million, or 14.9%. The decrease in revenues was attributable to a 12.4% decrease in the number of homes delivered and a 2.8% decrease in the average price of the homes delivered. The decrease in the number of homes delivered was primarily attributable to a decrease in the number of communities in California where we were delivering homes, offset, in part, an increase in the number of home delivered in Arizona and Colorado due principally to an increase in backlog at October 31, 2014, as compared to October 31, 2013. The decrease in the average price of the homes delivered was mainly due to a shift in the number of homes delivered to less expensive products and/or locations.
The value of net contracts signed during the three-month period ended July 31, 2015, increased $263.0 million, or 88.1%, as compared to the three-month period ended July 31, 2014. This increase was due to an increase of 49.7% in the number of net contracts signed and a 25.6% increase in the average value of each net contract. The increase in the number of net contracts signed was principally due to an increase in selling communities in Arizona and Nevada and an increase in demand in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices in California, in the fiscal 2015 period, as compared to the fiscal 2014 period.
For the three-month periods ended July 31, 2015 and 2014, we reported income before income taxes of $53.9 million and $73.9 million, respectively. The decrease in income before income taxes was primarily due to lower earnings from decreased revenues, a decrease in earnings from land sales of $6.4 million, and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by lower cost of revenues as a percentage of revenues and a $3.7 million increase in earnings from our investments in unconsolidated entities in the fiscal 2015 period, as compared to the fiscal 2014 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was principally due to a shift in the number of homes delivered to higher-margin products and/or locations and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by a $5.8 million charge in the fiscal 2015 period for expected costs to be incurred in the repair or settlement of construction defect claims at a number of completed multifamily communities.
City Living
For the nine months ended July 31, 2015, revenues were higher than those for the nine months ended July 31, 2014, by $70.9 million, or 62.1%. The increase in revenues was primarily attributable to an increase of 61.0% in the average price of homes delivered. The increase in the average price of homes delivered was principally due to closings in the fiscal 2015 period at one of our high-rise buildings located in New York City, where average prices were higher.
For the nine-month period ended July 31, 2015, the value of net contracts signed increased by $3.6 million, or 1.9%, as compared to the nine-month period ended July 31, 2014. The increase was attributable to a 44.8% increase in the average value of net contracts signed, partially offset by a decrease of 29.6% in the number of net contracts signed. The increase in the average value of net contracts signed was principally due to a shift in the number of net contracts signed from the Philadelphia, Pennsylvania market to the metro New York City market, where the average value of each contract signed is higher. The decrease in the number of net contracts signed in the nine-month period ended July 31, 2015, was mainly due to slower demand in the first three months of fiscal 2015 and to a decline in the number of net contracts signed in Philadelphia, Pennsylvania, due to lower product availability.
We reported income before income taxes of $80.3 million in the nine months ended July 31, 2015, as compared to income before income taxes of $35.4 million in the nine months ended July 31, 2014. The increase in income before income taxes was primarily attributable to higher earnings from increased revenues, lower cost of revenues as a percentage of revenues, and higher management fee income in the fiscal 2015 period, as compared to the fiscal 2014 period, and $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings located in the urban New York market in the fiscal 2015 period. The decrease in cost of revenues as a percentage of revenues in the fiscal 2015 period was mainly due to a shift in the number of homes delivered to higher-margin products and/or locations.
For the three months ended July 31, 2015, revenues were lower than those for the three months ended July 31, 2014, by $8.5 million, or 12.3%. The decrease in revenues was primarily attributable to a decrease of 12.3% in the average price of the homes delivered. The decrease in the average price of homes delivered was mainly due to a shift in the number of homes closed from the metro New York City market to the Philadelphia, Pennsylvania market, where average selling prices were lower.
For the three-month period ended July 31, 2015, the value of net contracts signed increased by $8.1 million, or 15.6%, as compared to the three-month period ended July 31, 2014. The increase was attributable to a 65.8% increase in the average value of net contracts signed, partially offset by a decrease of 30.2% in the number of net contracts signed. The increase in the average value of net contracts signed was principally due to a shift in the number of net contracts signed from the Philadelphia, Pennsylvania market to the metro New York City market, where the average value of each contract signed is higher. The decrease in the number of net contracts signed was mainly due to a decline in the number of net contracts signed in Philadelphia, Pennsylvania due to lower product availability in the fiscal 2015 period, as compared to the fiscal 2014 period.
We reported income before income taxes of $22.3 million in the three months ended July 31, 2015, as compared to income before income taxes of $26.4 million in the three months ended July 31, 2014. The decrease in income before income taxes was primarily attributable to lower earnings from decreased revenues and higher cost of revenues as a percentage of revenues in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by higher management fee income in the fiscal 2015 period, as compared to the fiscal 2014 period. The increase in cost of revenues as a percentage of revenues in the fiscal 2015 period was mainly due to a shift in the number of homes delivered to lower-margin products and/or locations.
Corporate and Other
For the nine-month periods ended July 31, 2015 and 2014, corporate and other loss before income taxes was $86.9 million and $57.6 million, respectively. The increase was principally due to a decrease in income from unconsolidated entities from $37.5 million in the fiscal 2014 period to $4.1 million in the fiscal 2015 period, decreased income from our Gibraltar operations, and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by an increase of $12.2 million in income from ancillary businesses. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase in the fiscal 2015 period in income from ancillary businesses was mainly due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business in the fiscal 2015 period.
For the three-month periods ended July 31, 2015 and 2014, corporate and other loss before income taxes was $31.0 million and $29.9 million, respectively. The increase was principally due to decreased income from our Gibraltar operations and higher SG&A costs in the fiscal 2015 period, as compared to the fiscal 2014 period, offset, in part, by higher earnings from our ancillary businesses and land sales in the fiscal 2015 period, as compared to the fiscal 2014 period.
Available Information
Our principal Internet address is www.tollbrothers.com, and our Investor Relations website is located at www.tollbrothers.com/investor_relations. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our Investor Relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our code of ethics, code of business conduct, corporate governance guidelines, and board committee charters, is also available on our

Investor Relations website. The content of our websites is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.
The table below sets forth, at July 31, 2015, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2015	$8,720	4.96%	$100,000	2.19%
2016	64,902	4.06%	150	0.14%
2017	414,152	8.74%	150	0.14%
2018	11,741	3.62%	220,150	1.69%
2019	355,339	4.00%	500,150	1.59%
Thereafter (b)	1,635,288	4.66%	13,510	0.13%
Discount	(1,308)
Total	$2,488,834	5.22%	$834,110	1.66%
Fair value at July 31, 2015	$2,685,075		$834,110

(a)
Based upon the amount of variable-rate debt outstanding at July 31, 2015, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.3 million per year.

(b)
The fixed-rate debt amount includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes due 2032 (the “0.5% Senior Notes”). The 0.5% Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. Holders of the 0.5% Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

ITEM 4. CONTROLS AND PROCEDURES
Any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected; however, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended July 31, 2015, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2015 to May 31, 2015	1	$36.28	1	19,988
June 1, 2015 to June 30, 2015				19,988
July 1, 2015 to July 31, 2015	2	$38.64	2	19,986
Total	3	$37.64	3

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended July 31, 2015, we withheld 515 of the shares subject to restricted stock units to cover $19,100 of income tax withholdings and we issued the remaining 1,201 shares to the recipients. The 515 shares withheld are not included in the total number of shares purchased in the table above.

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

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2015.
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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 3, 2015	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 3, 2015	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)