Form 10-K
period 2015-10-31
TOLL BROTHERS INC
filed 2015-12-21
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to
Commission file number 1-9186
TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	23-2416878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
250 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(215) 938-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01)*	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.625% Senior Notes due 2024	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2015, the aggregate market value of the Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,743,487,000.
As of December 11, 2015, there were approximately 174,322,000 shares of Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2016 Annual Meeting of Stockholders, scheduled to be held on March 8, 2016, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Page
PART I
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	13
ITEM 1B. UNRESOLVED STAFF COMMENTS	18
ITEM 2. PROPERTIES	18
ITEM 3. LEGAL PROCEEDINGS	18
ITEM 4. MINE SAFETY DISCLOSURES	18
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 6. SELECTED FINANCIAL DATA	21
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	45
ITEM 9A. CONTROLS AND PROCEDURES	45
ITEM 9B. OTHER INFORMATION	46
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	46
ITEM 11. EXECUTIVE COMPENSATION	47
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	47
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE	47
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	47
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	48
SIGNATURES	55

The following exhibits have been filed electronically with this Form 10-K:
EXHIBIT 4.16
EXHIBIT 4.34
EXHIBIT 4.42
EXHIBIT 10.18
EXHIBIT 12
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
Toll Brothers, Inc., a corporation incorporated in Delaware in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending October 31.
General
We design, build, market, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2015, we were operating in 19 states. In the five years ended October 31, 2015, we delivered 21,003 homes from 571 communities, including 5,525 homes from 352 communities in fiscal 2015. At October 31, 2015, we had 539 communities containing approximately 44,253 home sites that we owned or controlled through options.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
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
We also operate through a number of joint ventures. These joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). We earn construction and management fee income from many of these joint ventures. At October 31, 2015, we had investments in these joint ventures of $412.9 million.
At October 31, 2015, our Land Development Joint Ventures owned approximately 12,000 home sites, including approximately 4,000 home sites we expect to acquire for our own use, and our Homebuilding Joint Ventures owned approximately 500 home sites.
In fiscal 2015, the value of net contracts signed by our Home Building Joint Ventures was $260.2 million (147 homes), and they delivered $78.1 million (96 homes) of revenue. At October 31, 2015, our Homebuilding Joint Ventures had a backlog of undelivered homes of $466.6 million (186 homes).
In addition to our residential for-sale business, we also develop and operate for-rent apartments. These projects, which are located in the metro Boston to metro Washington, D.C. corridor and Atlanta, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Brothers Realty Trust. At October 31, 2015, we had approximately 1,450 units in for-rent apartment projects that were occupied or ready for occupancy, 1,100 units in the lease-up stage, 1,400 units under active development, and 3,500 units in the planning stage. Of the 7,450 units at October 31, 2015, 3,950 were owned by joint ventures in which we have an interest; approximately 1,450 were owned by us, as we look for a joint venture partner; 1,700 were under contract to be purchased by us; and 350 were under a letter of intent.
See “Investments in Unconsolidated Entities” below for more information relating to these joint ventures.
In fiscal 2010, we formed Gibraltar Capital and Asset Management, LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties, from unimproved ground to partially and fully improved developments, as well as commercial opportunities. At October 31, 2015, Gibraltar had investments in foreclosed real estate and distressed loans of approximately $51.7 million, and $12.2 million for a 20% interest in a joint venture that purchased a 40% interest in an entity that owns and controls a portfolio of loans and real estate.

Business Trends and Outlook
We believe that, in fiscal 2012, the housing market began to recover from the significant slowdown that started in the fourth quarter of our fiscal year ended October 31, 2005. During fiscal 2012 and the first nine months of fiscal 2013, we saw a strong recovery in the number and value of new sales contracts signed. Beginning in the fourth quarter of fiscal 2013, we experienced a leveling in demand that continued through the second quarter of fiscal 2014, and was followed by a decline in demand in the third quarter of fiscal 2014. Since the third quarter of fiscal 2014, we have seen a strengthening in customer demand. In fiscal 2015, we signed 5,910 contracts with an aggregate value of $4.96 billion, compared to 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. We are optimistic that the strengthening in customer demand will continue for the foreseeable future. We believe that, as the national economy improves and as the millennial generation comes of age, pent-up demand for homes will begin to be released.
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
At October 31, 2015, we had 539 communities containing approximately 44,253 home sites that we owned or controlled through options; we owned approximately 35,872 of these home sites and controlled approximately 8,381 additional home sites through options. Of the 44,253 home sites, approximately 16,505 were substantially improved. Of the 539 communities, 333 were residential communities under development (“operating communities”) containing 23,406 home sites and 206 were future communities containing 20,847 home sites. Of our 333 operating communities at October 31, 2015, a total of 288 communities were offering homes for sale; 34 communities were sold out but not all homes had been completed and delivered; and 11 communities had been temporarily shut down and are expected to reopen in fiscal 2016. Of the 23,406 home sites in operating communities, 19,342 were available for sale and 4,064 were under agreement of sale but not yet delivered (“backlog”). Included in the 206 future communities are 15 communities containing 1,900 home sites that had previously been open but were shut down due to the slowdown in the housing market.
In addition, at October 31, 2015, our Land Development Joint Ventures owned approximately 12,000 home sites, and our Homebuilding Joint Ventures owned approximately 500 home sites.
At October 31, 2015, we were offering homes for sale in 281 communities at base prices, for our Traditional Home Building Product, generally ranging from approximately $161,000 to $1,991,000, and we were offering homes for sale in seven communities at base prices, for our City Living Product, generally ranging from $317,000 to 6,155,000. In a number of communities being developed, we are offering homes at prices substantially higher than those indicated. During fiscal 2015, we delivered 5,525 homes at an average base price of approximately $646,000. On average, our home buyers added approximately 20.7%, or $134,000 per home, in customized options and lot premiums to the base price of the homes we delivered in fiscal 2015, as compared to 19.9% or $124,000 per home in fiscal 2014 and 20.7% or $115,000 per home in fiscal 2013.
We had a backlog of $3.50 billion (4,064 homes) at October 31, 2015; $2.72 billion (3,679 homes) at October 31, 2014; and$2.63 billion (3,679 homes) at October 31, 2013. Of the 4,064 homes in backlog at October 31, 2015, approximately 96% are expected to be delivered by October 31, 2016.
In recognition of our achievements, we have received numerous awards from national, state, and local home builder publications and associations. Toll Brothers was named as The Most Admired Home Building Company in Fortune magazine’s survey of the World’s Most Admired Companies for 2015. Toll Brothers was also named 2015 America’s Most Trusted Home Builder™ by Lifestory Research, an award which was based on a study of 43,200 new home shoppers in the nation’s top 27 housing markets. In 2014, we were named Builder of the Year by Builder magazine and in 2012, we were named Builder of the Year by Professional Builder magazine.
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

Acquisition
On February 4, 2014, we completed our acquisition of Shapell pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI on February 4, 2014, for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. The Acquisition provided us with a premier California land portfolio including 11 active selling communities, as of the Acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million. The Shapell operations have been fully integrated into our operations.
As part of the Acquisition, we did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to their home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisition,” in this Form 10-K for additional information regarding the Acquisition.
Our Communities
Our home building communities are generally located in affluent suburban areas near major highways providing access to major cities and are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. We also currently operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; Philadelphia, Pennsylvania; and the suburbs of Washington, D.C.
At October 31, 2015, we were operating in the following major suburban and urban residential markets:

•	Boston, Massachusetts, metropolitan area

•	Fairfield, Hartford, and New Haven Counties, Connecticut

•	Westchester, Dutchess, and Ulster Counties, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Central and northern New Jersey

•	Philadelphia, Pennsylvania, metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Virginia and Maryland suburbs of Washington, D.C.

•	Raleigh and Charlotte, North Carolina, metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Detroit, Michigan, metropolitan area

•	Chicago, Illinois, metropolitan area

•	Minneapolis/St. Paul, Minnesota, metropolitan area

•	Dallas, Houston, and Austin, Texas, metropolitan areas

•	Denver, Colorado, metropolitan area and Fort Collins, Colorado

•	Phoenix, Arizona, metropolitan area

•	Las Vegas and Reno, Nevada, metropolitan areas

•	San Diego and Palm Springs, California, areas

•	Los Angeles, California, metropolitan area

•	San Francisco Bay, Sacramento, and San Jose areas of northern California, and

•	Seattle, Washington, metropolitan area
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
Each of our detached home communities offers several home plans with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever practicable, and curving street layouts to allow relatively few homes to be seen from any vantage point. Normally, homes of the same type or color may not be built next to each other. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail gives each community a diversified neighborhood appearance that enhances home values.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, “age-qualified” communities for households in which at least one member must be 55+ years of age. As of October 31, 2015, we were selling from 39 active-adult/age-qualified communities and expect to open additional active-adult/age-qualified communities during the next few years. Of the value and number of net contracts signed in fiscal 2015, approximately 11% and 16%, respectively, were in active-adult/age-qualified communities; in fiscal 2014, approximately 12% and 16%, respectively, were in such communities; and in fiscal 2013, approximately 9% and 12%, respectively were in active-adult/age-qualified communities.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing on our own or through joint ventures with third parties, a number of high-density, high-, mid- and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania.
At October 31, 2015, nine of these buildings were open for sale, containing a total of 918 units. The table below provides information related to deliveries and revenues and net contracts signed by our City Living group in communities it is developing on its own or through joint ventures in fiscal 2015, 2014, and 2013 and its backlog at October 31, 2015, 2014, and 2013:

	2015	2014	2013	2015	2014	2013
	Units	Units	Units	$ millions	$ millions	$ millions
Deliveries	219	266	147	316.1	283.6	179.5
Net contracts	255	265	286	513.3	490.1	291.3
Backlog at October 31,	235	199	200	633.2	436.1	229.5
A great majority of our City Living communities are high-rise projects and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced and by the time construction has been completed we typically have a significant number of homes in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered very quickly.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with an opportunity for growth in the future, and that our financial strength and portfolio of approved home sites in the Washington, D.C. to Boston corridor and in our California markets, in which land is scarce and approvals are more difficult to obtain, give us a competitive advantage. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2014 dollars) at September 2015 stood at 30.8 million, or approximately 24.7% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2015 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of just under 1.2 million new households per year during the next decade.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2015 New Residential Sales Report, new home inventory stands at a supply of just 5.5 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.5 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2014, total housing starts averaged approximately 0.8 million per year according to the Census Bureau.
At October 31, 2015, we were selling homes from 288 communities, compared to 263 communities at October 31, 2014, and 232 communities at October 31, 2013. In addition, at October 31, 2015, we had 26 communities that were temporarily closed due to market conditions or awaiting approvals on future phases, of which we currently expect to reopen approximately 11 in fiscal 2016.
The following table summarizes certain information with respect to our operating communities at October 31, 2015:

	Total number of communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	74	68	9,901	4,524	890	4,487
Mid-Atlantic	76	65	11,074	5,312	811	4,951
South	65	53	7,186	2,399	824	3,963
West	74	64	6,822	2,262	816	3,744
California	36	31	3,606	1,140	609	1,857
Traditional Home Building	325	281	38,589	15,637	3,950	19,002
City Living	8	7	781	327	114	340
Total	333	288	39,370	15,964	4,064	19,342
At October 31, 2015, significant site improvements had not yet commenced on approximately 6,901 of the 19,342 available home sites. Of the 19,342 available home sites, 1,776 were not yet owned by us but were controlled through options.
Of our 333 operating communities at October 31, 2015, a total of 288 communities were offering homes for sale; 34 communities were sold out but not all homes had been completed and delivered; and 11 communities had been temporarily shut down and are expected to reopen in fiscal 2016. Of the 288 communities in which homes were being offered for sale at October 31, 2015, a total of 226 were detached home communities and 62 were attached home communities. At October 31, 2015, we had 660 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 371 were in detached home communities and 289 were in attached home communities. In addition, we had 123 units that were temporarily being held as rental units. At October 31, 2015, we had 380 homes (exclusive of model homes) under construction or completed but not under contract, in seven City Living communities that were wholly owned.
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

We offer some of the same basic home designs in similar communities; however, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past fiscal year, we introduced 153 new models for our Traditional Home Building Product (124 detached models and 29 attached models).
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
The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2015, 2014, and 2013:

	2015		2014		2013
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Overall	$134	20.7%	$124	19.9%	$115	20.7%
Traditional Home Building Product
Detached	$158	23.6%	$144	22.2%	$138	24.0%
Attached	$69	15.8%	$61	14.3%	$54	13.5%
City Living Product	$47	3.3%	$27	2.6%	$26	2.1%
In general, our attached homes and City Living products do not offer significant structural options to our home buyer and thus they have a smaller option value as a percentage of base selling price.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2015, was as follows:

Traditional Home Building Product
Detached homes
Move-up	$275,000	to	$919,000
Executive	188,000	to	1,091,000
Estate	349,000	to	1,991,000
Active-adult, age-qualified	232,000	to	730,000
Attached homes
Flats	$161,000	to	$432,000
Townhomes/Carriage homes	225,000	to	850,000
Active-adult, age-qualified	267,000	to	695,000
City Living Product	$317,000	to	$6,155,000
A number of communities that we are developing are offering units at prices substantially in excess of those listed above.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analysis that assist us in evaluating the acquisition. Historically, we have attempted to enter into option agreements to purchase land for future communities; however, in recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were in financial distress, not in a position to wait for our obtaining land approvals, or unwilling to take the financial risk of not completing the sale. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.

Where possible, we enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options,” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of our deposit. The use of these agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
Our optioned land as a percentage of land controlled has declined from our historical averages as a result of our cancellation of many land purchase contracts during the 2006–2011 downturn, the need for distressed sellers to liquidate their land positions, and our purchase of Shapell in February 2014.
During fiscal 2015 and 2014, we acquired control of approximately 2,611 home sites (net of options terminated and home sites sold) and, approximately 3,936 home sites (net of options terminated), respectively. At October 31, 2015, we controlled approximately 44,253 home sites, as compared to approximately 47,167 home sites at October 31, 2014, and 48,628 home sites at October 31, 2013. In addition, at October 31, 2015, we had an understanding to acquire 378 home sites from one of our Land Development Joint Ventures and we expect to purchase approximately 3,600 additional home sites over a number of years from several other joint ventures in which we have interests.
We are developing several parcels of land for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. In addition, at October 31, 2015, our Land Development Joint Ventures owned approximately 12,000 home sites, and our Homebuilding Joint Ventures owned approximately 500 home sites.
Our ability to continue development activities over the long term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2015, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	29	2,832
Mid-Atlantic	49	5,337
South	33	3,542
West	47	3,534
California	38	4,221
Traditional Home Building	196	19,466
City Living	10	1,381
Total	206	20,847
Of the 20,847 planned home sites at October 31, 2015, we owned 14,242 and controlled 6,605 through options and purchase agreements.
At October 31, 2015, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $1.22 billion (including $136.3 million of land to be acquired from joint ventures in which we have invested). Of the $1.22 billion of land purchase commitments, we paid or deposited $79.1 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.14 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover on them when the contracts are terminated.
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
Community Development
We typically expend considerable effort in developing a concept for each community, which includes determining the size, style, and price range of the homes; the layout of the streets and individual home sites; and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines, and recreational amenities; distinctive entrance features; and staking out individual home sites.
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
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Product, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder and developer of high quality upscale homes. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings, and other aesthetic elements, even in our less expensive homes, based on our belief that this additional construction expense enhances our product and improves our marketing and sales effort.
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
We expend great effort and cost in designing and decorating our model homes, which play an important role in our marketing. In our models, we create an appealing atmosphere, which may include bread baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers.
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
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment that is generally nonrefundable. Cash down payments currently average approximately 8% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2015, 2014, and 2013, our customers signed net contracts for $4.96 billion (5,910 homes), $3.90 billion (5,271 homes), and $3.63 billion (5,294 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.
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

Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements*(b)	Gross capture rate (b/a)	Amount financed (in thousands)
2015	5,525	2,103	38.1%	$1,001,164
2014	5,397	1,866	34.6%	$801,493
2013	4,184	1,803	43.1%	$717,335
2012	3,286	1,572	47.8%	$585,732
2011	2,611	1,361	52.1%	$508,880

*
TBI Mortgage Company financed settlements exclude brokered and referred loans, which amounted to approximately 6.2%, 4.4%, 5.1%, 6.2%, and 7.1% of our home closings in fiscal 2015, 2014, 2013, 2012, and 2011, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2015, our mortgage subsidiary was committed to fund $1.26 billion of mortgage loans. Of these commitments, $316.2 million, as well as $115.9 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $432.0 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $941.2 million of mortgage loans.
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
Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities include land development joint ventures, home building joint ventures, rental property joint ventures, and a structured asset joint venture. At October 31, 2015, we had investments in these unconsolidated entities of $412.9 million and were committed to invest or advance up to an additional $195.6 million to these entities if they require additional funding.
In fiscal 2015, 2014, and 2013, we recognized income from the unconsolidated entities in which we had an investment of $21.1 million, $41.1 million, and $14.4 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $11.3 million in fiscal 2015, $7.3 million in fiscal 2014, and $2.9 million in fiscal 2013.
Land Development Joint Ventures
We have investments in a number of Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2015, we had approximately $214.1 million invested in our Land Development Joint Ventures and funding commitments of $162.0 million to five of the Land Development Joint Ventures which would be funded if additional investments in the ventures are required. At October 31, 2015, four of these joint ventures had aggregate loan commitments of $505.0 million and outstanding borrowings against these commitments of $415.9 million. At October 31, 2015, our Land Development Joint Ventures owned approximately 12,000 home sites.

At October 31, 2015, we had an understanding to acquire 378 home sites from one of our Land Development Joint Ventures for an aggregate purchase price of approximately $136.3 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
Home Building Joint Ventures
At October 31, 2015, we had an aggregate of $76.1 million of investments in various Home Building Joint Ventures to develop approximately 500 luxury for-sale homes. At October 31, 2015, we had $23.0 million of funding commitments to two of these joint ventures. In fiscal 2015, the value of net contracts signed by our Home Building Joint Ventures was $260.2 million (147 homes), and they delivered $78.1 million (96 homes) of revenue. At October 31, 2015, our Homebuilding Joint Ventures had a backlog of undelivered homes of $466.6 million (186 homes).
Rental Property Joint Ventures
Over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At October 31, 2015, we controlled 20 land parcels as for-rent apartment projects containing approximately 7,450 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor and Atlanta, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and Toll Brothers Realty Trust. A number of these sites had been acquired by us as part of a larger purchase or were originally acquired to be developed as for-sale homes.
At October 31, 2015, we had approximately 1,450 units in for-rent apartment projects that were occupied or ready for occupancy, 1,100 units in the lease-up stage, 1,400 units under active development, and 3,500 units in the planning stage. Of the 7,450 units at October 31, 2015, 3,950 were owned by joint ventures in which we have an interest; approximately 1,450 were owned by us, as we look for a joint venture partner; 1,700 were under contract to be purchased by us; and 350 were under a letter of intent.
Regulation and Environmental Matters
We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations that impose restrictive zoning and density requirements. In a number of our markets, there has been an increase in state and local legislation authorizing the acquisition of land as dedicated open space, mainly by governmental, quasi-public, and nonprofit entities. In addition, we are subject to various licensing, registration, and filing requirements in connection with the construction, advertisement, and sale of homes in our communities. The impact of these laws and requirements has been to increase our overall costs, and they may have delayed, and in the future may delay, the opening of communities, or may have caused, and in the future may cause, us to conclude that development of particular communities would not be economically feasible, even if any or all necessary governmental approvals were obtained. See “Land Policy” in this Item 1. We also may be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums in one or more of the areas in which we operate. Generally, such moratoriums often relate to insufficient water or sewage facilities or inadequate road capacity.
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
Before consummating an acquisition, we engage independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes, or substances. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials on our land.
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
Employees
At October 31, 2015, we employed approximately 3,900 persons full-time. At October 31, 2015, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We believe our employee relations are good.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available over the internet at the SEC’s website at http://www.sec.gov. All of the documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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
We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our code of ethics, code of business conduct, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The content of our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
ITEM 1A. RISK FACTORS
We are subject to demand fluctuations in the housing industry. Any reduction in demand would adversely affect our business, results of operations, and financial condition.
Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. We cannot predict the continuation of the current housing recovery, nor can we provide assurance that should the recovery not continue, our response will be successful.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could adversely affect our business, results of operations, and financial condition.
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
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2015, we had 4,064 homes with a sales value of $3.50 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
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
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in July 2018, our $500.0 million term loan matures in February 2019, and $2.71 billion of our senior notes become due and payable at various times from October 2017 through September 2032. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
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
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. The uncertainties in the mortgage markets and their impact on the overall mortgage market, including the tightening of credit standards, future increases in the cost of home mortgage financing, and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. Due to the 2006–2011 downturn in the housing industry, our supply of available home sites, both owned and optioned, decreased from a peak of approximately 91,200 home sites controlled at April 30, 2006, to approximately 44,253 at October 31, 2015. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.

If the market value of our land and homes declines, our results of operations will likely decrease.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits, and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business during the 2006–2011 downturn in the housing industry, we recognized significant write-downs of our inventory. Since fiscal 2012, we have seen a recovery in our business, although not back to 2005 levels. If the current recovery in market conditions does not continue or market conditions worsen, we may have to recognize write-downs of our inventories and/or may have to sell land or homes at a loss.
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
Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental, or geological conditions or problems, including conditions or problems which arise on lands of third-parties in the vicinity of our communities, but nevertheless negatively impact our communities. Any of these adverse events or circumstances could cause delays in or prevent the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.
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
We are subject to one collective bargaining agreement that covers less than 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot make assurances that there will not be any work stoppages due to strikes or other job actions in the future. We use independent contractors, many of whom are nonunionized, to construct our homes. At any given point in time, those subcontractors, who are not yet represented by a union, may be unionized.
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
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies, and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
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
In the construction of a high-rise building, whether a for-sale or a for-rent property, we incur significant costs before we can begin construction, sell and deliver the units to our customers, or commence the collection of rent and recover our costs. We may be subject to delays in construction that could lead to higher costs which could adversely affect our operating results. Changing market conditions during the construction period could negatively impact selling prices and rents, which could adversely affect our operating results.
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
We formed Gibraltar to invest in distressed real estate opportunities. Our investments have involved acquisitions of portfolios or interests in portfolios of distressed loans, some of which have been converted to real estate owned; however, these investments present many risks in addition to those inherent in normal lending activities, including the risk that the recovery of the U.S. real estate markets will abate and not resume for many years and that the value of our investments will not be recoverable. There is also the possibility that, if we cannot liquidate our investments as expected, we would be required to reduce the value at which they are carried on our financial statements.

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
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices per share of our common stock as reported on the NYSE:

	Three months ended
	October 31	July 31	April 30	January 31
2015
High	$41.88	$39.40	$39.99	$35.37
Low	$34.02	$35.54	$34.65	$30.92
2014
High	$35.94	$37.60	$39.94	$37.58
Low	$28.92	$32.39	$33.42	$31.61
The closing price of our common stock on the NYSE on the last trading day of our fiscal years ended October 31, 2015, 2014, and 2013 was $35.97, $31.95, and $32.88, respectively. At December 11, 2015, there were approximately 661 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2015, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (a)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2015	1	$37.21	1	19,985
September 1 to September 30, 2015	1,284	$34.65	1,284	18,701
October 1 to October 31, 2015	166	$33.88	166	18,535
Total	1,451	$34.56	1,451

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During the three months ended October 31, 2015, we withheld 349 of the shares subject to restricted stock units to cover $13,100 of income tax withholdings and we issued the remaining 791 shares to the recipients. The 349 shares withheld are not included in the total number of shares purchased in the table above.

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

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended October 31, 2015.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2010, and that dividends, if any, were reinvested) from October 31, 2010, to October 31, 2015, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

October 31:	2010	2011	2012	2013	2014	2015
Toll Brothers, Inc.	100.00	97.21	184.00	183.28	178.09	200.50
S&P 500®	100.00	108.09	124.52	158.36	185.71	195.37
S&P Homebuilding	100.00	95.96	227.68	219.30	257.49	298.07
Dividends
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so. Rather, we expect to follow a policy of retaining earnings in order to finance our business and, from time to time, repurchase shares of our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2015, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.56 billion of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2015. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto, listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2015	2014	2013	2012	2011
Revenues	$4,171,248	$3,911,602	$2,674,299	$1,882,781	$1,475,881
Income (loss) before income taxes	$535,562	$504,582	$267,697	$112,942	$(29,366)
Net income	$363,167	$340,032	$170,606	$487,146	$39,795
Earnings per share:
Basic	$2.06	$1.91	$1.01	$2.91	$0.24
Diluted	$1.97	$1.84	$0.97	$2.86	$0.24
Weighted average number of shares outstanding:
Basic	176,425	177,578	169,288	167,346	167,140
Diluted	184,703	185,875	177,963	170,154	168,381

At October 31:	2015	2014	2013	2012	2011
Cash, cash equivalents, and marketable securities	$928,994	$598,341	$825,480	$1,217,892	$1,139,912
Inventory	$6,997,516	$6,490,321	$4,650,412	$3,732,703	$3,416,723
Total assets	$9,206,515	$8,398,457	$6,811,782	$6,165,915	$5,048,478
Debt:
Loans payable	$1,000,439	$652,619	$107,222	$99,817	$106,556
Senior debt	2,689,801	2,638,241	2,305,765	2,065,334	1,484,204
Mortgage company loan facility	100,000	90,281	75,000	72,664	57,409
Total debt	$3,790,240	$3,381,141	$2,487,987	$2,237,815	$1,648,169
Equity	$4,228,079	$3,860,697	$3,339,164	$3,127,871	$2,592,551
Housing Data

Year ended October 31:	2015	2014	2013	2012	2011
Closings:
Number of homes	5,525	5,397	4,184	3,286	2,611
Value (in thousands)	$4,171,248	$3,911,602	$2,674,299	$1,882,781	$1,475,881
Net contracts signed:
Number of homes	5,910	5,271	5,294	4,159	2,784
Value (in thousands)	$4,955,579	$3,896,490	$3,633,908	$2,557,917	$1,604,827

At October 31:	2015	2014	2013	2012	2011
Backlog:
Number of homes	4,064	3,679	3,679	2,569	1,667
Value (in thousands)	$3,504,004	$2,719,673	$2,629,466	$1,669,857	$981,052
Number of selling communities	288	263	232	224	215
Home sites:
Owned	35,872	36,243	33,967	31,327	30,199
Controlled	8,381	10,924	14,661	9,023	7,298
Total	44,253	47,167	48,628	40,350	37,497

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
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending October 31.
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods.
OVERVIEW
Our Business
We design, build, market, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2015, we were operating in 19 states. In the five years ended October 31, 2015, we delivered 21,003 homes from 571 communities, including 5,525 homes from 352 communities in fiscal 2015.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
Over the past several years, we have acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites, totaling approximately 7,450 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor, and Atlanta, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and Toll Brothers Realty Trust (the “Trust”).
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
We have investments in various unconsolidated entities. We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); and (iv) to invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
Financial Highlights
In fiscal 2015, we recognized $4.17 billion of revenues and net income of $363.2 million, as compared to $3.91 billion of revenues and net income of $340.0 million in fiscal 2014.
In fiscal 2015 and 2014, the value of net contracts signed was $4.96 billion (5,910 homes) and $3.90 billion (5,271 homes), respectively. The value of our backlog at October 31, 2015 was $3.50 billion (4,064 homes), as compared to our backlog at October 31, 2014 of $2.72 billion (3,679 homes).

At October 31, 2015, we had $929.0 million of cash, cash equivalents, and marketable securities on hand and approximately $566.1 million for borrowing available under our $1.035 billion revolving credit facility (“Credit Facility”) that matures in August 2018. At October 31, 2015, we had $350.0 million of outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $118.9 million.
At October 31, 2015, our total equity and our debt to total capitalization ratio were $4.23 billion and 0.47 to 1:00, respectively,
Acquisition
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. The Acquisition provides us with a premier California land portfolio, including 11 active selling communities as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million. The Shapell operations have been fully integrated into our operations.
We did not acquire the apartment and commercial rental properties owned and operated by Shapell (the “Shapell Commercial Properties”) or Shapell’s mortgage lending activities relating to its home building operations. Accordingly, the Purchase Agreement provides that SIPI will indemnify us for any loss arising out of or resulting from, among other things, (i) any liability (other than environmental losses, subject to certain exceptions) related to the Shapell Commercial Properties, and (ii) any liability (other than environmental losses, subject to certain exceptions) to the extent related to Shapell Mortgage, Inc. See Note 2, “Acquisition” of our consolidated financial statements for further details.
Our Business Environment and Current Outlook
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
In fiscal 2015, we signed 5,910 contracts with an aggregate value of $4.96 billion, compared to 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. We are optimistic that the strengthening in customer demand will continue for the foreseeable future. We believe that, as the national economy improves and as the millennial generation comes of age, pent-up demand for homes will begin to be released.

We believe that the demographics of the move-up, empty-nester, active-adult, age-qualified, and second-home upscale markets will provide us with the potential for growth in the coming decade. According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2014 dollars) at September 2015 stood at 30.8 million, or approximately 24.7% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2015 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of just under 1.2 million new households per year during the next decade.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2015 New Residential Sales Report, new home inventory stands at a supply of just 5.5 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.5 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2014, total housing starts averaged approximately 0.8 million per year according to the Census Bureau.
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
Land Acquisition and Development
Our business is subject to many risks, because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”), which enable us to obtain necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
During fiscal 2015 and 2014, we acquired control of approximately 2,611 home sites (net of options terminated and home sites sold) and, approximately 3,936 home sites (net of options terminated and home sites sold), respectively. At October 31, 2015, we controlled approximately 44,253 home sites, as compared to approximately 47,167 home sites at October 31, 2014, and 48,628 home sites at October 31, 2013. In addition, at October 31, 2015, we expect to purchase approximately 3,600 additional home sites from several land development joint ventures in which we have an interest, at prices not yet determined.
Of the approximately 44,253 total home sites that we owned or controlled through options at October 31, 2015, we owned approximately 35,872 and controlled approximately 8,381 through options. Of the 44,253 home sites, approximately 16,505 were substantially improved.
In addition, at October 31, 2015, our Land Development Joint Ventures owned approximately 12,000 home sites (including 378 home sites included in the 8,381 controlled through options), and our Homebuilding Joint Ventures owned approximately 500 home sites.
At October 31, 2015, we were selling from 288 communities, compared to 263 communities at October 31, 2014, and 232 communities at October 31, 2013.
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
Toll Brothers Apartment Living/Toll Brothers Campus Living/Toll Brothers Realty Trust
Over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At October 31, 2015, we controlled 20 land parcels as for-rent apartment projects containing approximately 7,450 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor and Atlanta, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and the Trust. A number of these sites were acquired by us as part of a larger purchase or were originally acquired to be developed as for-sale homes.
At October 31, 2015, we had approximately 1,450 units in for-rent apartment projects that were occupied or ready for occupancy, 1,100 units in the lease-up stage, 1,400 units under active development, and 3,500 units in the planning stage. Of the 7,450 units at October 31, 2015, 3,950 were owned by joint ventures in which we have an interest; approximately 1,450 were owned by us; 1,700 were under contract to be purchased by us; and 350 were under a letter of intent.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 27.2% in fiscal 2015, as compared to fiscal 2014, and 7.2% in fiscal 2014, as compared to fiscal 2013. The value of net sales contracts signed was $4.96 billion (5,910 homes) in fiscal 2015, $3.90 billion (5,271 homes) in fiscal 2014, and $3.63 billion (5,294 homes) in fiscal 2013.
The increase in the aggregate value of net contracts signed in fiscal 2015, as compared to fiscal 2014, was the result of a 13.4% increase in the average value of each contract signed, and a 12.1% increase in the number of net contracts signed. The increase in the average value of each contract signed in fiscal 2015, as compared to fiscal 2014, was due primarily to a change in mix of contracts signed to more expensive areas and/or higher priced products and price increases.The increase in the number of net contracts signed in fiscal 2015, as compared to fiscal 2014, was primarily due to the continued recovery in the U.S. housing market in fiscal 2015. The demand we saw in fiscal 2015 has continued into the first quarter of fiscal 2016.
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
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). The value of our backlog at October 31, 2015, 2014, and 2013 was $3.50 billion (4,064 homes), $2.72 billion (3,679 homes), and $2.63 billion (3,679 homes), respectively. Approximately 96% of the homes in backlog at October 31, 2015 are expected to be delivered by October 31, 2016. The 28.8% increase in the value of homes in backlog at October 31, 2015, as compared to October 31, 2014, was due to a 27.2% increase in the value of net contracts signed in fiscal 2015, as compared to fiscal 2014, and the higher backlog at the beginning of fiscal 2015, as compared to the beginning of fiscal 2014, offset, in part, by a 6.6% increase in the aggregate value of our deliveries in fiscal 2015, as compared to the aggregate value of deliveries in fiscal 2014.
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
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2015, 2014, and 2013, as shown in the table below (amounts in thousands):

	2015	2014	2013
Land controlled for future communities	$809	$3,123	$1,183
Land owned for future communities	12,600
Operating communities	22,300	17,555	3,340
	$35,709	$20,678	$4,523

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
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
Our deferred tax assets consist principally of the recognition of losses primarily driven by inventory impairments and impairments of investments in unconsolidated entities. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. At October 31, 2015 and 2014, we determined that it was more-likely-than-not that our deferred assets would be realized for federal purposes. Accordingly, at October 31, 2015 and 2014, we did not record any valuation allowances against our federal deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for five years to 20 years.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets at October 31, 2015 and 2014. During fiscal 2015, 2014, and 2013, due to improved actual and/or operating results, we reversed $16.3 million, $13.3 million, and $4.6 million of state deferred tax asset valuation allowance, respectively. In addition, we establish valuation allowances for newly created deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. During fiscal 2015, 2014, and 2013, we recognized new valuation allowances of $3.7 million, $1.3 million, and $3.2 million, respectively. We will continue to review our deferred tax assets in accordance with ASC 740. The valuation allowance at October 31, 2015 of $31.1 million relates to deferred tax assets in states that had not met the “more-likely-than-not” realization threshold criteria.
Revenue and Cost Recognition
Revenues and cost of revenues from home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer.
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
At October 31, 2015, we had investments in these entities of $412.9 million, and were committed to invest or advance up to an additional $195.6 million to these entities if they require additional funding. At October 31, 2015, we had an understanding to acquire 378 home sites from one of these Land Development Joint Ventures for an estimated aggregate purchase price of $136.3 million. In addition, we expect to purchase approximately 3,600 additional home sites from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
We invested in a joint venture in which we have a 50% voting interest to develop 400 Park Avenue South, a high-rise luxury for-sale/rental project in New York City. Pursuant to the terms of the joint venture agreement, with the completion of the construction of the building’s structure in the third quarter of fiscal 2015, we acquired, with no additional consideration due from us, ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner received ownership of the lower floors containing residential rental units and retail space, with no additional consideration due from them. Upon our acquisition of the top 18 floors of the building, we transferred our investment of $132.3 million in this joint venture from “Investments in unconsolidated entities” on our Consolidated Balance Sheets to “Inventory.”

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
We believe that as of October 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $980.2 million and had borrowed an aggregate of $514.3 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $980.2 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Based on the amounts borrowed at October 31, 2015, our maximum potential exposure under these guarantees is estimated to be $514.3 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners.
In addition, we have guaranteed approximately $10.3 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in this Form 10-K.
The trends, uncertainties or other factors that negatively impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for rental properties, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in fiscal 2015, 2014 and 2013.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income for fiscal 2015, 2014, and 2013 ($ amounts in millions):

	2015		2014		2013
	$	%	$	%	$	%
Revenues	4,171.2		3,911.6		2,674.3
Cost of revenues	3,269.3	78.4	3,081.8	78.8	2,133.3	79.8
Selling, general and administrative	455.1	10.9	432.5	11.1	339.9	12.7
	3,724.4	89.3	3,514.4	89.8	2,473.2	92.5
Income from operations	446.9		397.2		201.1
Other:
Income from unconsolidated entities	21.1		41.1		14.4
Other income - net	67.6		66.2		52.2
Income before income taxes	535.6		504.6		267.7
Income tax provision	172.4		164.6		97.1
Net income	363.2		340.0		170.6
Note: Amounts may not add due to rounding.
FISCAL 2015 COMPARED TO FISCAL 2014
REVENUES AND COST OF REVENUES
Revenues in fiscal 2015 were higher than those for fiscal 2014 by approximately $259.6 million, or 6.6%. This increase was attributable to a 4.2% increase in the average price of the homes delivered and a 2.4% increase in the number of homes delivered. In fiscal 2015, we delivered 5,525 homes with a value of $4.17 billion, as compared to 5,397 homes in fiscal 2014 with a value of $3.91 billion. The increase in the number of homes delivered was principally due to a greater number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014. The increase in the average price of homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2015, as compared to fiscal 2014.
Cost of revenues as a percentage of revenues was 78.4% in fiscal 2015, as compared to 78.8% in fiscal 2014. In fiscal 2015 and 2014, we recognized inventory impairment charges of $35.7 million and $20.7 million, respectively. In addition, in fiscal 2015 and 2014 we recognized charges related to warranty and litigation, net of other reversals, of $11.0 million and $24.0 million, respectively. (See Note 7, “Accrued Expenses,” in the Notes to the Consolidated Financial Statements for more information on the warranty and litigation related charges). Cost of revenues as a percentage of revenues, excluding impairments and charges related to warranty and litigation, net of other reversals, was 77.3% of revenues in fiscal 2015, as compared to 77.6% in fiscal 2014. The decrease in cost of revenues as a percentage of revenues, excluding inventory impairment charges and charges related warranty and litigation, net of other reversals, in fiscal 2015, as compared to fiscal 2014, was due primarily to a change in product mix/areas to higher-margin areas, increased prices of homes delivered in fiscal 2015, as compared to fiscal 2014, and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in fiscal 2015, as compared to fiscal 2014. These decreases were offset, in part, by increased construction costs. In fiscal 2015, inventory write-offs of $22.3 million were attributable to operating communities, $12.6 million were attributable to land owned for future communities, and $0.8 million were attributable to land controlled for future communities. Inventory write-offs in fiscal 2014 of $17.6 million were attributable to operating communities and $3.1 million were attributable to land controlled for future communities.
Interest cost in fiscal 2015 was $142.9 million or 3.4% of revenues, as compared to $137.5 million or 3.5% of revenues in fiscal 2014.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $22.6 million in fiscal 2015, as compared to fiscal 2014. As a percentage of revenues, SG&A decreased to 10.9% in fiscal 2015, from 11.1% in fiscal 2014. Fiscal 2014 SG&A includes $6.1 million of expenses incurred in the Acquisition. The dollar increase in SG&A costs, excluding the acquisition costs, was due primarily to increased compensation costs due to our increased number of employees, and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased spending on advertising and increased operating costs due to the increased number of selling communities that we had in fiscal 2015, as compared to fiscal 2014.

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
In fiscal 2015, we recognized $21.1 million of income from unconsolidated entities, as compared to $41.1 million in fiscal 2014. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Toll Brothers Realty Trust II (“Trust II”) of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. This was offset, in part, by higher income realized from several of our Land Development Joint Ventures and one Home Building Joint Venture in fiscal 2015, as compared to fiscal 2014. The higher income from these joint ventures was attributable primarily to higher sales activity and/or price increases in fiscal 2015, as compared to fiscal 2014.
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Income from ancillary businesses	$23,530	$10,653
Gibraltar	10,168	14,364
Management fee income from unconsolidated entities	11,299	7,306
Income from land sales	13,150	25,489
Other	9,426	8,380
Total other income – net	$67,573	$66,192
In fiscal 2015, our security monitoring business recognized an $8.1 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. The decrease in income from Gibraltar’s operations in fiscal 2015, as compared to fiscal 2014, was primarily due to a reduction in gains recognized from the disposition of real estate owned (“REO”) and from the acquisition of REO through foreclosure. The increase in management fee income in fiscal 2015, as compared to fiscal 2014, was primarily due to the increase in activity from the unconsolidated entities that we manage. The decrease in income from land sales was due to fewer land parcels being available for sale in fiscal 2015, as compared to fiscal 2014.
INCOME BEFORE INCOME TAXES
In fiscal 2015, we reported income before income taxes of $535.6 million, as compared to $504.6 million in fiscal 2014.
INCOME TAX PROVISION
We recognized a $172.4 million income tax provision in fiscal 2015. The tax provision in fiscal 2015 included the reversal of $16.3 million of state deferred tax asset valuation allowances and the recording of $3.7 million of new state tax deferred asset valuation allowances. See “Critical Accounting Policies - Income Taxes - Valuation Allowance” in this MD&A for information regarding the reversal of valuation allowances against our net deferred tax assets.
Excluding the changes in the deferred tax valuation allowances, we recognized a $185.0 million tax provision in fiscal 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $187.4 million. The difference between our tax provision recognized, excluding the changes in the deferred tax valuation allowance, and the tax provision based on the federal statutory rate was due mainly to the reversal of $15.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; a $12.3 million tax benefit from the utilization of domestic production activities deductions; and $7.8 million of other permanent deductions; offset, in part, by the recognition of a $21.9 million provision for state income taxes; the recognition of a $3.2 million provision for uncertain tax positions taken; $2.6 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions; and $5.3 million of other differences.

We recognized a $164.6 million income tax provision in fiscal 2014. The tax provision in fiscal 2014 included the reversal of $13.3 million of state deferred tax asset valuation allowances and the recording of $1.3 million of new state tax deferred asset valuation allowances.
Excluding the changes in the deferred tax valuation allowances, we recognized a $176.5 million tax provision in fiscal 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $176.6 million. The difference between our tax provision recognized, excluding the changes in the deferred tax valuation allowance, and the tax provision based on the federal statutory rate was due principally to the reversal of $11.0 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the settlement of state income tax audits; a $14.8 million tax benefit from our utilization of domestic production activities deductions; and a $6.2 million tax benefit related to other miscellaneous permanent deductions, offset, in part, by a $23.8 million provision for state income taxes; the recognition of a $5.7 million provision for uncertain tax positions taken; and $1.8 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions.
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

In fiscal 2014, we recognized $41.1 million of income from unconsolidated entities, as compared to $14.4 million in fiscal 2013. The $26.7 million increase in income from unconsolidated entities in fiscal 2014, as compared to fiscal 2013, was due primarily to our recognition of a $23.5 million gain, representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013, a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties, and an increase in income from one of our home building joint ventures due to increased activity in fiscal 2014 as compared to fiscal 2013. These increases were offset, in part, by lower income realized from Gibraltar’s Structured Asset Joint Venture, lower income from our land development joint ventures due to decreased activity from these joint ventures in fiscal 2014 as compared to fiscal 2013, and a settlement of litigation at one of our unconsolidated entities resulting in a charge to our earnings of $2.6 million in the fourth quarter of fiscal 2014.
OTHER INCOME - NET
Other income - net includes the gains and losses from our ancillary businesses, income from Gibraltar, interest income, management fee income, retained customer deposits, income/losses on land sales, and other miscellaneous items.
In fiscal 2014 and 2013, other income - net was $66.2 million and $52.2 million, respectively. Fiscal 2013 other income-net includes $13.2 million of income from the previously disclosed settlement of derivative litigation. Excluding these settlement proceeds, the increase in other income - net in fiscal 2014, as compared to fiscal 2013, was due to a $21.1 million increase in earnings from land sales, a $4.2 million increase in income from our Gibraltar operations, and a $4.4 million increase in management fee income in fiscal 2014, as compared to fiscal 2013. These increases were offset, in part, by lower interest income and miscellaneous income in fiscal 2014, as compared to fiscal 2013. The increase in income from land sales was due to our sale of land to reduce land concentration and outstanding borrowings as a result of the Acquisition. The increase in management fee income is the result of the increase in activity in the various joint ventures in which we have investments.
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
Excluding the changes in the deferred tax valuation allowances, we recognized a $176.5 million tax provision in fiscal 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $176.6 million. Our tax provision, excluding the changes in the deferred tax valuation allowance, included the recognition of a $23.8 million provision for state income taxes, the recognition of a $5.7 million provision for uncertain tax positions taken; and $1.8 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions, offset, in part, by the reversal of $11.0 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the settlement of state income tax audits; a $14.8 million tax benefit from our utilization of domestic production activities deductions; and a $6.2 million tax benefit related to other miscellaneous permanent deductions.
We recognized an income tax provision of $97.1 million in fiscal 2013. The tax provision in fiscal 2013 included the reversal of $4.6 million of state deferred tax asset valuation allowances and the recording of $3.2 million of new state tax deferred asset valuation allowances.
Excluding the changes in the deferred tax valuation allowances, we recognized a $98.4 million tax provision in fiscal 2013. Based upon the federal statutory rate of 35%, our federal tax provision would have been $93.7 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to an $11.4 million provision for state income taxes and $3.7 million of accrued interest and penalties, offset, in part, by the reversal of $5.6 million of previously accrued taxes and related interest. The reversal of previously accrued taxes and related interest on uncertain tax positions is due primarily to the expiration of the statute of limitations on these items.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At October 31, 2015, we had $929.0 million of cash, cash equivalents, and marketable securities on hand and approximately $566.1 million available for borrowing under our Credit Facility.

Cash provided by operating activities during fiscal 2015 was $60.2 million. It was generated primarily from $494.8 million of net income before stock-based compensation, depreciation and amortization, inventory impairments and write-offs, and deferred taxes; a $46.5 million increase in customer deposits; and an increase of $28.7 million in accounts payable and accrued expenses; offset, in part, by the net purchase of $352.0 million of inventory; a $65.5 million decrease in income taxes payable; a $55.6 million increase in receivables, prepaid expenses, and other assets; and an increase of $21.4 million in mortgage loans originated, net of the sale of mortgage loans to outside investors.
Cash used in our investing activities during fiscal 2015 was $52.8 million. The cash used in investing activities was primarily related to $123.9 million used to fund investments in unconsolidated entities, $9.4 million for the purchase of property and equipment, offset, in part, by $77.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans.
We generated $325.3 million of cash from financing activities in fiscal 2015, primarily from the issuance of $350.0 million of 4.875% Senior Notes due 2025; $350.0 million of borrowing under our Credit Facility; and $39.5 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $300.0 million of senior notes; the repurchase of $56.9 million of our common stock; and the repayment of $55.0 million of other loans payable, net of new borrowings.
At October 31, 2014, we had $598.3 million of cash, cash equivalents, and marketable securities on hand and approximately $940.2 million available for borrowing under our $1.035 billion revolving credit facility, which extends to August 2018. Cash provided by operating activities during fiscal 2014 was $313.2 million. It was generated primarily from $440.9 million of net income before stock-based compensation, depreciation and amortization, inventory impairments and write-offs, and deferred taxes; an $82.1 million increase in accounts payable and accrued expenses; and a $52.4 million increase in income taxes payable; offset, in part, by the net purchase of $272.0 million of inventory. Cash used in our investing activities during fiscal 2014 was $1.45 billion. The cash used in investing activities was primarily related to the $1.49 billion used to acquire Shapell, $113.0 million used to fund investments in unconsolidated entities, $15.1 million for the purchase of property and equipment, offset, in part, by $127.0 million of cash received as returns on our investments in unconsolidated entities, distressed loans, and foreclosed real estate, and $40.2 million of sales of marketable securities. We generated $952.2 million of cash from financing activities in fiscal 2014, primarily from the issuance of 7.2 million shares of our common stock in November 2013 that raised $220.4 million; $595.3 million from the issuance in November 2013 of $350.0 million of 4.0% Senior Notes due 2018 and $250.0 million of 5.625% Senior Notes due 2024; the borrowing of $500.0 million under a five-year term loan from a syndicate of eleven banks; and $28.4 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $268.0 million of our 4.95% Senior Notes in March 2014; the repurchase of $90.8 million of our common stock; and the repayment of $40.8 million of other loans payable, net of new borrowings.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that we have currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At October 31, 2015, we owned or controlled through options 44,253 home sites, as compared to 47,167 at October 31, 2014; 48,628 at October 31, 2013; and 91,200 at April 30, 2006, the high point of our home sites owned and controlled. Of the 44,253 home sites owned or controlled through options at October 31, 2015, we owned 35,872. Of our owned home sites at October 31, 2015, significant improvements were completed on approximately 16,505 of them.
In February 2014, we acquired all of the equity interests in Shapell, consisting of Shapell’s single-family residential real property development business, including a portfolio of approximately 4,950 home sites in California. See “Overview - Acquisition” in this MD&A for more information about the Shapell acquisition.
At October 31, 2015, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.22 billion (including $136.3 million of land to be acquired from joint ventures in which we have invested). Of the $1.22 billion of land purchase commitments, we had paid or deposited $79.1 million and, if we acquire all of these land parcels, we will be required to pay an additional $1.14 billion. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Cash flow (used in) provided by investing activities.” At October 31, 2015, we had investments in these entities of $412.9 million, and were committed to invest or advance up to an additional $195.6 million to these entities if they require additional funding.
In August 2013, we entered into a $1.035 billion revolving credit facility with a syndicate of banks, which extends to August 2018. At October 31, 2015, we had $350.0 million of borrowings under the credit facility and had outstanding letters of credit of approximately $118.9 million. At October 31, 2015, interest was payable on borrowings under our credit facility at a rate per annum of 1.70% (subject to adjustment based upon our debt rating and leverage ratios) above the Eurodollar rate or at other specified variable rates as selected by us from time to time. We are obligated to pay an undrawn commitment fee of 0.25% (subject to adjustment based upon our debt rating and leverage ratios) based on the average daily unused amount of the credit facility. Under the terms of the credit facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.64 billion at October 31, 2015. At October 31, 2015, our leverage ratio was approximately 0.68 to 1.00, and our tangible net worth was approximately $4.19 billion. At October 31, 2015, based upon the minimum tangible net worth requirement, our ability to pay dividends was limited to an aggregate amount of approximately $1.56 billion or the repurchase of our common stock of approximately $1.97 billion.
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
INFLATION
The long-term impact of inflation on us is manifested in increased costs for land, land development, construction, and overhead. We generally enter into contracts to acquire land a significant period of time before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in the sales prices of homes will affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we generally contract to sell our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2015 (amounts in millions):

	2016	2017 – 2018	2019 – 2020	Thereafter	Total
Senior notes (a)	$141.2	$646.9	$781.8	$1,938.6	$3,508.5
Loans payable (a)	84.9	415.4	518.9	47.6	1,066.8
Mortgage company loan facility (a)	102.2				102.2
Operating lease obligations	11.1	16.2	6.5	0.3	34.1
Purchase obligations (b)	969.3	425.5	108.9	58.3	1,562.0
Retirement plans (c)	10.4	14.1	10.7	51.4	86.6
Other	0.3				0.3
	$1,319.4	$1,518.1	$1,426.8	$2,096.2	$6,360.5

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.7 billion of the senior notes, $1.00 billion of loans payable, and $100.0 million of the mortgage company loan facility were recorded on the October 31, 2015 Consolidated Balance Sheet. In addition, the thereafter amount includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes due 2032 (the “0.5% Exchangeable Senior Notes”). The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

(b)
Amounts represent our expected acquisition of land under purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)
Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $61.6 million was recorded on the October 31, 2015 Consolidated Balance Sheet.

SEGMENTS
We operate in two segments: Traditional Home Building and City Living, our urban development division. Within Traditional Home Building, we operate in five geographic segments around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Nevada, and Washington, and (5) California. Due to the increase in our assets and operations in California, it is now presented as a separate geographic segment; it was previously included in West geographic segment. Prior year amounts presented below have been reclassified to conform to the fiscal 2015 presentation.

The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2015, 2014, and 2013. Information related to backlog and assets by segment at October 31, 2015 and 2014, has also been provided.
Units Delivered and Revenues ($ amounts in millions):

	2015	2014	2013	2015	2014	2013
	Units	Units	Units	$	$	$
Traditional Home Building:
North	1,126	1,110	874	702.2	662.7	485.0
Mid-Atlantic	1,342	1,292	1,146	845.3	817.3	652.9
South	1,175	1,204	1,018	892.3	836.5	641.3
West	994	814	653	665.3	517.9	369.7
California	669	713	356	750.0	795.8	354.7
Traditional Home Building	5,306	5,133	4,047	3,855.1	3,630.2	2,503.6
City Living	219	264	137	316.1	281.4	170.7
Total	5,525	5,397	4,184	4,171.2	3,911.6	2,674.3
Net Contracts Signed ($ amounts in millions):

	2015	2014	2013	2015	2014	2013
	Units	Units	Units	$	$	$
Traditional Home Building:
North	1,138	1,040	1,197	756.8	664.8	697.5
Mid-Atlantic	1,323	1,220	1,414	844.7	763.9	851.3
South	1,036	1,211	1,225	838.3	886.2	831.4
West	1,221	951	765	846.2	618.2	461.0
California	1,003	639	412	1,343.2	694.2	505.6
Traditional Home Building	5,721	5,061	5,013	4,629.2	3,627.3	3,346.8
City Living	189	210	281	326.4	269.2	287.1
Total	5,910	5,271	5,294	4,955.6	3,896.5	3,633.9
Backlog at October 31 ($ amounts in millions):

	2015	2014	2013	2015	2014	2013
	Units	Units	Units	$	$	$
Traditional Home Building:
North	890	878	948	619.2	564.6	562.5
Mid-Atlantic	811	830	902	518.9	519.5	573.0
South	824	963	956	669.2	723.2	673.5
West	816	589	452	573.5	392.6	292.4
California	609	275	223	897.8	304.6	300.8
Traditional Home Building	3,950	3,535	3,481	3,278.6	2,504.5	2,402.2
City Living	114	144	198	225.4	215.2	227.3
Total	4,064	3,679	3,679	3,504.0	2,719.7	2,629.5

Income (Loss) Before Income Taxes ($ amounts in millions):

	2015	2014	2013
Traditional Home Building:
North	$59.2	$57.0	$32.7
Mid-Atlantic	69.1	79.0	79.8
South	153.0	113.6	67.9
West	106.4	78.8	42.7
California	139.1	157.5	68.6
Traditional Home Building	526.8	485.9	291.7
City Living	124.3	104.6	53.3
Corporate and other	(115.5)	(85.9)	(77.3)
Total	$535.6	$504.6	$267.7
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.
Total Assets ($ amounts in millions):

	At October 31,
	2015	2014
Traditional Home Building:
North	$1,061.8	$1,053.8
Mid-Atlantic	1,226.0	1,267.6
South	1,196.6	1,165.6
West	949.6	755.9
California	2,243.3	1,920.3
Traditional Home Building	6,677.3	6,163.2
City Living	873.0	834.9
Corporate and other	1,656.2	1,400.4
Total	$9,206.5	$8,398.5
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, and the assets of our Gibraltar investments, manufacturing facilities, and mortgage subsidiary.
FISCAL 2015 COMPARED TO FISCAL 2014
Traditional Homebuilding
North
Revenues in fiscal 2015 were higher than those in fiscal 2014 by $39.5 million, or 6.0%. The increase in revenues was attributable to a 4.4% increase in the average price of the homes delivered and a 1.4% increase in the number of homes delivered. The increase in the average price of homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices of homes delivered in fiscal 2015, as compared to fiscal 2014.
The value of net contracts signed during fiscal 2015 increased by $92.0 million, or 13.8%. The increase was due to a 9.4% increase in the number of net contracts signed and a 4.0% increase in the average value of each net contract. The increase in the number of net contracts signed was mainly due to improved market conditions in Michigan and New Jersey. The increase in the average sales price of net contracts signed was principally attributable to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2015, as compared to fiscal 2014.

In fiscal 2015, we reported income before income taxes of $59.2 million, as compared to $57.0 million in fiscal 2014. This increase in income was primarily attributable to higher earnings from the increased revenues and lower cost of revenues as a percent of revenues, excluding impairment, in fiscal 2015, as compared to fiscal 2014, offset, in part, by higher inventory impairment charges, higher SG&A costs, and lower earnings from land sales in fiscal 2015, as compared to fiscal 2014. We recognized inventory impairment charges of $15.0 million and $9.1 million in fiscal 2015 and 2014, respectively. The decrease in cost of revenues as a percent of revenues, excluding impairments, was mainly due to a change in product mix/areas to higher margin areas in fiscal 2015, as compared to fiscal 2014.
Mid-Atlantic
Revenues in fiscal 2015 were higher than those in fiscal 2014 by $28.0 million, or 3.4%. The increase in revenues was primarily attributable to a 3.9% increase in the number of homes delivered. The increase in the number of homes delivered was mainly due to a greater number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014.
The value of net contracts signed during fiscal 2015 increased by $80.8 million, or 10.6%, from fiscal 2014. The increase was due to an 8.4% increase in the number of net contracts signed and a 2.0% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in demand in Pennsylvania and Virginia, offset, in part, by a decrease in the number of net contracts signed in Maryland. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2015, as compared to fiscal 2014.
We reported income before income taxes in fiscal 2015 and 2014 of $69.1 million and $79.0 million, respectively. The decrease in income before income taxes was primarily due to higher impairment charges, higher SG&A costs, and a $2.8 million decrease in earnings from land sales in fiscal 2015, as compared to fiscal 2014. These decreases were partially offset by higher earnings from increased revenues and lower charges for stucco-related repairs in communities located in Pennsylvania and Delaware in fiscal 2015, as compared to fiscal 2014. Inventory impairment charges, in fiscal 2015 and 2014, were $19.5 million and $9.1 million, respectively. The earnings from land sales in fiscal 2014 mainly represented previously deferred gains on our initial sales of properties to Trust II. In fiscal 2015 and 2014, we recognized $14.7 million and $25.0 million, respectively, in charges for stucco-related repairs. See Note 7, “Accrued Expenses,” in the Notes to the Consolidated Financial Statements for more information on the stucco-related charges.
South
Revenues in fiscal 2015 were higher than those in fiscal 2014 by $55.8 million, or 6.7%. This increase was attributable to a 9.3% increase in the average price of the homes delivered, offset, in part, by a 2.4% decrease in the number of homes delivered. The increase in the average price of the homes delivered was mainly due to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2015, as compared to fiscal 2014. The decrease in the number of homes delivered was principally due to a lower number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014.
In fiscal 2015, the value of net contracts signed decreased by $47.9 million, or 5.4%, as compared to fiscal 2014. The decrease was attributable to a 14.5% decrease in the number of net contracts signed, offset, in part, by a 10.6% increase in the average value of each contract signed. The decrease in the number of net contracts signed was principally due to decreased demand. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Florida and Texas, in fiscal 2015 as compared to fiscal 2014.
We reported income before income taxes of $153.0 million in fiscal 2015, as compared to $113.6 million in fiscal 2014. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and an $8.5 million increase in earnings from our investments in unconsolidated entities, in fiscal 2015, as compared to fiscal 2014. These increases were partially offset by higher SG&A costs in fiscal 2015, as compared to fiscal 2014. The decrease in cost of revenues as a percentage of revenue was due mainly to a change in product mix/areas to higher margin areas in fiscal 2015, as compared to fiscal 2014.
West
Revenues in fiscal 2015 were higher than those in fiscal 2014 by $147.4 million, or 28.5%. The increase in revenues was attributable to increases of 22.1% and 5.2% in the number and average price of homes delivered, respectively. The increase in the number of homes delivered was primarily due to a higher backlog at October 31, 2014, as compared to October 31, 2013, and to a greater number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014. The increase in the average price of the homes delivered was mainly due to a shift in the number of homes delivered to more expensive products and/or locations and increases in selling prices of homes delivered in fiscal 2015, as compared to fiscal 2014.

The value of net contracts signed during fiscal 2015 increased $228.0 million, or 36.9%, as compared to fiscal 2014. This increase was due to a 28.4% increase in the number of net contracts signed and a 6.6% increase in the average value of each contract signed. The increase in the number of net contracts signed was mainly due to an increase in selling communities in Arizona, Nevada, and Washington in fiscal 2015, as compared to fiscal 2014. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2015, as compared to fiscal 2014.
In fiscal 2015, we reported income before income taxes of $106.4 million, as compared to $78.8 million in fiscal 2014. The increase in income before income taxes was principally due to higher earnings from increased revenues in fiscal 2015, as compared to fiscal 2014, offset, in part, by higher SG&A costs in fiscal 2015, as compared to fiscal 2014.
California
Revenues in fiscal 2015 were lower than those in fiscal 2014 by $45.8 million, or 5.8%. The decrease in revenues was principally attributable to a 6.2% decrease in the number of homes delivered. The decrease in the number of homes delivered was mainly due to a decrease in the number of communities in California where we were delivering homes.
The value of net contracts signed during fiscal 2015 increased $649.0 million, or 93.5%, as compared to fiscal 2014. This increase was due to increases of 57.0% and 23.3% in the number of net contracts signed and in the average value of each contract signed, respectively. The increase in the number of net contracts signed was mainly due to increased demand, an increase in the number of selling communities, and fiscal 2015 having 12 months of sales activity at communities we acquired through the Acquisition, as compared to nine months in fiscal 2014. The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices.
In fiscal 2015, we reported income before income taxes of $139.1 million, as compared to $157.5 million in fiscal 2014. The decrease in income before income taxes was mainly due to lower earnings from decreased revenues and a $10.3 million decrease in earnings from land sales in fiscal 2015, as compared to fiscal 2014, offset, in part, by a $4.8 million increase in earnings from our investments in unconsolidated entities and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in fiscal 2015, as compared to fiscal 2014.
City Living
Revenues in fiscal 2015 were higher than those in fiscal 2014 by $34.7 million, or 12.3%. The increase in revenues was attributable to a 35.5% increase in the average price of the homes delivered, offset, in part, by a 17.0% decrease in the number of homes delivered. The increase in the average price of homes delivered was principally due to closings in fiscal 2015 at high-rise buildings located in New York City, where average prices were higher than in other City Living locations. The decrease in the number of homes delivered was mainly due to a lower backlog at October 31, 2014, as compared to October 31, 2013.
The value of net contracts signed during fiscal 2015 increased by $57.2 million, or 21.2%, as compared to fiscal 2014. This increase was attributable to a 34.7% increase in the average value of net contracts signed, partially offset by a decrease of a 10.0% in the number of net contracts signed. The increase in the average value of net contracts signed was principally due to a shift in the number of net contracts signed from the Philadelphia, Pennsylvania market to the metro New York City market, where the average value of each contract signed is higher. The decrease in the number of net contracts signed was mainly due to slower demand in the first three months of fiscal 2015 and to a decline in the number of net contracts signed in Philadelphia, Pennsylvania, due to lower product availability.
In fiscal 2015, we reported income before income taxes of $124.3 million, as compared to $104.6 million in fiscal 2014. This increase in income was primarily attributable to higher earnings from increased revenues in fiscal 2015, as compared to fiscal 2014, $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings in New York City in fiscal 2015, and a charge of $2.6 million to our earnings due to a settled litigation at one of our unconsolidated entities in fiscal 2014, partially offset by higher SG&A costs in fiscal 2015, as compared to 2014.
Other
In fiscal 2015 and 2014, corporate and other loss before income taxes was $115.5 million and $85.9 million, respectively. The increase in the loss before income taxes was principally due to a decrease in income from unconsolidated entities from $42.0 million in fiscal 2014 to $5.7 million in fiscal 2015, decreased income from our Gibraltar operations, and higher SG&A costs in fiscal 2015, as compared to fiscal 2014, offset, in part, by an increase of $12.9 million in income from ancillary businesses in fiscal 2015, as compared to fiscal 2014. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by Trust II of substantially all of its assets to an unrelated party in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase in income from ancillary businesses was mainly due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business in fiscal 2015.
FISCAL 2014 COMPARED TO FISCAL 2013
Traditional Home Building
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
The value of net contracts signed during fiscal 2014 decreased by $87.4 million, or 10.3%, from fiscal 2013. The decrease was due to a 13.7% decrease in the number of net contracts signed, partially offset by a 4.0% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due to a decrease in the number of selling communities in Pennsylvania and a weakening in demand driven by uncertainty in the economy and world events, fragile consumer confidence and reduced affordability, and an extended period of limited real personal income growth. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2014.
We reported income before income taxes in fiscal 2014 and 2013 of $79.0 million and $79.8 million, respectively. The decrease in income before income taxes was primarily due to $25.0 million in charges for stucco-related repairs in communities located in Pennsylvania and Delaware, higher impairment charges, and higher SG&A costs in fiscal 2014, as compared to fiscal 2013, offset, in part, by higher earnings from the increased revenues and $2.9 million of earnings from land sales in fiscal 2014. The earnings from land sales in fiscal 2014 represent previously deferred gains on our initial sales of properties to Trust II. Inventory impairment charges, in fiscal 2014 and 2013, were $9.1 million and $0.5 million, respectively.
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
We reported income before income taxes of $113.6 million in fiscal 2014, as compared to $67.9 million in fiscal 2013. The increase in income before income taxes was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and higher earnings from land sales, partially offset by higher SG&A costs, in fiscal 2014 as compared to fiscal 2013. The decrease in cost of revenues as a percentage of revenue in fiscal 2014, as compared to fiscal 2013, was due primarily to a change in product mix/areas to higher margin areas, lower interest, and increased prices in fiscal 2014, as compared to fiscal 2013. Earnings from land sales increased from $1.4 million in fiscal 2013 to $5.2 million in fiscal 2014.
West
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $148.2 million, or 40.0%. The increase in revenues was attributable to a 24.7% increase in the number of homes delivered and a 12.4% increase in the average price of the homes delivered. The increase in the number of homes delivered was primarily due to a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations in fiscal 2014.
The value of net contracts signed during fiscal 2014 increased $157.2 million, or 34.1%, as compared to fiscal 2013. This increase was due to a 24.3% increase in the number of net contracts signed and a 7.9% increase in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in selling communities in Colorado and Nevada in fiscal 2014, as compared to fiscal 2013. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products.
In fiscal 2014, we reported income before income taxes of $78.8 million, as compared to $42.7 million in fiscal 2013. The increase in income before income taxes was primarily due to higher earnings from increased revenues and lower cost of revenues as a percentage of revenues, offset, in part, by higher SG&A costs in fiscal 2014, as compared to fiscal 2013. The decrease in cost of revenues as a percentage of revenues in fiscal 2014 was primarily due to a shift in the number of homes delivered to better margin products and/or locations and lower interest.
California
Revenues in fiscal 2014 were higher than those in fiscal 2013 by $441.1 million, or 124.4%. The increase in revenues was attributable to a 100.0% increase in the number of homes delivered and a 12.0% increase in the average price of the homes delivered. The increase in the number of homes delivered was primarily due to the delivery of 334 homes in communities acquired from Shapell in the period from February 4, 2014 to October 31, 2014 and a higher backlog at October 31, 2013, as compared to October 31, 2012. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive products and/or locations in fiscal 2014.
The value of net contracts signed during fiscal 2014 increased $188.6 million, or 37.3%, as compared to fiscal 2013. This increase was due to a 55.1% increase in the number of net contracts signed, offset, in part, by an 11.5% decrease in the average value of each net contract signed. In fiscal 2014, we signed 328 contracts with a value of $311.8 million at communities we acquired from Shapell. Excluding these Shapell communities, the value of net contracts signed during fiscal 2014 decreased $123.2 million, or 24.4%, as compared to fiscal 2013. The decrease in the value of net contracts signed, excluding Shapell, was due to a decrease of 24.5% in the number of net contracts signed. The decrease in the number of net contracts signed, excluding Shapell, was primarily due to a reduction of available inventory in fiscal 2014, as compared to fiscal 2013.
In fiscal 2014, we reported income before income taxes of $157.5 million, as compared to $68.6 million in fiscal 2013. The increase in income before income taxes was primarily due to higher earnings from increased revenues and $11.7 million of earnings from land sales in fiscal 2014, as compared to $0.4 million in fiscal 2013, offset, in part, by higher cost of revenues as a percentage of revenues and higher SG&A costs in fiscal 2014, which includes $6.1 million of expenses incurred in the Shapell acquisition. The increase in cost of revenues as a percentage of revenues in fiscal 2014 was primarily due to a shift in the number of homes delivered to lower margin products and/or locations and the impact of purchase accounting on the homes delivered in fiscal 2014 from the Acquisition.

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
The value of net contracts signed in fiscal 2014 was $269.2 million, a 6.2% decrease from the $287.1 million of net contracts signed during fiscal 2013. This decrease was primarily due to a 25.3% decrease in the number of net contracts signed, offset, in part, by a 25.5% increase in the average value of each net contract. The decrease in the number of net contracts signed was primarily due to the commencement of sales at two of our high-rise buildings located in the New York and New Jersey urban markets in the second quarter of fiscal 2013 where sales were high during the initial opening period. The increase in the average sales price of net contracts signed was primarily due to the opening of two high-rise buildings located in Manhattan and the sale of the final unit at The Touraine, a high-rise building located in Manhattan, which had higher selling prices than other City Living locations.
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

The following table shows our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2015 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2016	$66,347	4.07%	$100,150	2.19%
2017	419,330	8.67%	150	0.15%
2018	14,391	3.43%	350,150	1.70%
2019	360,385	3.98%	500,150	1.60%
2020	253,140	6.73%	150	0.15%
Thereafter (b)	1,731,375	4.40%	13,360	0.15%
Discount and issuance costs	(18,838)
Total	$2,826,130	5.17%	$964,110	1.68%
Fair value at October 31, 2015	$3,014,295		$964,110

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2015, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.6 million per year.

(b)
The fixed-rate debt amount includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes. The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), as of the end of the period covered by this report (“Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	74	Executive Chairman of the Board and Director
Douglas C. Yearley, Jr.	55	Chief Executive Officer and Director
Richard T. Hartman	58	President and Chief Operating Officer
Martin P. Connor	51	Senior Vice President and Chief Financial Officer
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
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).
Code of Ethics
We have adopted a Code of Ethics for the Principal Executive Officer and Senior Financial Officers (“Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions designated by our Board of Directors. The Code of Ethics is available on our Internet website at www.TollBrothers.com under “Investor Relations – Corporate Governance.” If we were to amend or waive any provision of our Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our Internet website set forth above rather than by filing a Form 8-K.
Indemnification of Directors and Officers
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Transactions” sections of our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2016 Proxy Statement and is incorporated herein by reference.

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

4.5
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

4.6
Form of Global Note for Toll Brothers Finance Corp.’s 6.750% Senior Notes due 2019 is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2009.

4.7
First Supplemental Indenture dated as of October 27, 2011, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.8
Second Supplemental Indenture dated as of November 1, 2011, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2012.

4.9
Third Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.10
Fourth Supplemental Indenture dated as of April 30, 2013, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.11
Fifth Supplemental Indenture dated as of April 30, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.12
Sixth Supplemental Indenture dated as of July 31, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.13
Seventh Supplemental Indenture dated as of October 31, 2014, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.40 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.14
Eighth Supplemental Indenture dated as of January 30, 2015, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

Exhibit Number	Description
4.15
Ninth Supplemental Indenture dated as of April 30, 2015, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.16
Tenth Supplemental Indenture dated as of October 30, 2015, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.17
Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.18
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

4.19
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.20
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

4.21
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

4.22
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.23
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

4.24
Form of Global Note for Toll Brothers Finance Corp.’s 4.000% Senior Notes due 2018 is hereby incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.25
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

4.26
Form of Global Note for Toll Brothers Finance Corp.’s 5.625% Senior Notes due 2024 is hereby incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.27
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.28
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

Exhibit Number	Description
4.29
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.30
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.31
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.32
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.33
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.34
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.35
Indenture, dated as of September 11, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

4.36
First Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.37
Second Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.38
Third Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.39
Fourth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.60 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.40
Fifth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.41
Sixth Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

Exhibit Number	Description
4.42
Seventh Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.43
Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.

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

10.14*
Form of Performance Based Restricted Stock Unit Award pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) is incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K for the period ended October 31, 2011.

Exhibit Number	Description
10.15*
Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is hereby incorporated by reference to Annex A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2014 Annual Meeting of Stockholders held on March 12, 2014 filed with the SEC on February 3, 2014.

10.16*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.17*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.18*	Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based) pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014). **

10.19*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Toll Brothers, Inc.’s Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.20*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.21*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.22*
Form of Restricted Stock Unit Award Agreement pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.23*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2015 Annual Meeting of Stockholders held on March 10, 2015 filed with the Securities and Exchange Commission on January 30, 2015.

10.24*
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

10.29*
Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.30*
Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the period ended October 31, 2014.

Exhibit Number	Description
10.31*
Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of
December 31, 2014, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

10.32*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania, on December 21, 2015.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 21, 2015
Robert I. Toll

/s/ Bruce E. Toll	Vice Chairman of the Board and Director	December 21, 2015
Bruce E. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 21, 2015
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Richard T. Hartman	Chief Operating Officer and	December 21, 2015
Richard T. Hartman	President

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 21, 2015
Martin P. Connor	(Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 21, 2015
Joseph R. Sicree	Officer (Principal Accounting Officer)

/s/ Robert S. Blank	Director	December 21, 2015
Robert S. Blank

/s/ Edward G. Boehne	Director	December 21, 2015
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 21, 2015
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 21, 2015
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 21, 2015
Carl B. Marbach

/s/ Stephen A. Novick	Director	December 21, 2015
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 21, 2015
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2015 and our report dated December 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 21, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 21, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 21, 2015

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2015	2014
ASSETS
Cash and cash equivalents	$918,993	$586,315
Marketable securities	10,001	12,026
Restricted cash	16,795	18,342
Inventory	6,997,516	6,490,321
Property, construction, and office equipment, net	136,755	143,010
Receivables, prepaid expenses, and other assets	284,130	233,127
Mortgage loans held for sale	123,175	101,944
Customer deposits held in escrow	56,105	42,073
Investments in unconsolidated entities	412,860	447,078
Investments in foreclosed real estate and distressed loans	51,730	73,800
Deferred tax assets, net of valuation allowances	198,455	250,421
	$9,206,515	$8,398,457
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,000,439	$652,619
Senior notes	2,689,801	2,638,241
Mortgage company loan facility	100,000	90,281
Customer deposits	284,309	223,799
Accounts payable	236,953	225,347
Accrued expenses	608,066	581,477
Income taxes payable	58,868	125,996
Total liabilities	4,978,436	4,537,760
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,931 and 177,930 shares issued at October 31, 2015 and 2014, respectively	1,779	1,779
Additional paid-in capital	728,125	712,162
Retained earnings	3,595,202	3,232,035
Treasury stock, at cost — 3,084 and 2,884 shares at October 31, 2015 and 2014, respectively	(100,040)	(88,762)
Accumulated other comprehensive loss	(2,509)	(2,838)
Total stockholders’ equity	4,222,557	3,854,376
Noncontrolling interest	5,522	6,321
Total equity	4,228,079	3,860,697
	$9,206,515	$8,398,457
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2015	2014	2013
Revenues	$4,171,248	$3,911,602	$2,674,299
Cost of revenues	3,269,270	3,081,837	2,133,300
Selling, general and administrative	455,108	432,516	339,932
	3,724,378	3,514,353	2,473,232
Income from operations	446,870	397,249	201,067
Other:
Income from unconsolidated entities	21,119	41,141	14,392
Other income – net	67,573	66,192	52,238
Income before income taxes	535,562	504,582	267,697
Income tax provision	172,395	164,550	97,091
Net income	$363,167	$340,032	$170,606

Other comprehensive income (loss), net of tax:
Change in pension liability	311	(677)	2,334
Change in fair value of available-for-sale securities	2	3	(186)
Change in unrealized income on derivative held by equity investee	16	223	284
Other comprehensive income (loss)	329	(451)	2,432
Total comprehensive income	$363,496	$339,581	$173,038

Income per share:
Basic	$2.06	$1.91	$1.01
Diluted	$1.97	$1.84	$0.97
Weighted-average number of shares:
Basic	176,425	177,578	169,288
Diluted	184,703	185,875	177,963
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2012	168,690	1,687	404,418	2,721,397	(983)	(4,819)	6,171	3,127,871
Net income				170,606				170,606
Purchase of treasury stock					(15,377)			(15,377)
Exercise of stock options and stock based compensation issuances	654	7	17,996		15,998			34,001
Employee stock purchase plan issuances	9		222		362			584
Stock-based compensation			19,041					19,041
Other comprehensive income						2,432		2,432
Loss attributable to non-controlling interest							(27)	(27)
Capital contribution							33	33
Balance, October 31, 2013	169,353	1,694	441,677	2,892,003	—	(2,387)	6,177	3,339,164
Net income				340,032				340,032
Issuance of common stock	7,188	72	220,366					220,438
Purchase of treasury stock					(90,754)			(90,754)
Exercise of stock options and stock based compensation issuances	1,389	13	28,197		1,543			29,753
Employee stock purchase plan issuances			266		449			715
Stock-based compensation			21,656					21,656
Other comprehensive loss						(451)		(451)
Loss attributable to non-controlling interest							(28)	(28)
Capital contribution							172	172
Balance, October 31, 2014	177,930	1,779	712,162	3,232,035	(88,762)	(2,838)	6,321	3,860,697
Net income				363,167				363,167
Purchase of treasury stock					(56,888)			(56,888)
Exercise of stock options and stock based compensation issuances	1		(6,956)		44,782			37,826
Employee stock purchase plan issuances			16		828			844
Stock-based compensation			22,903					22,903
Other comprehensive income						329		329
Loss attributable to non-controlling interest							(14)	(14)
Distribution							(785)	(785)
Balance, October 31, 2015	177,931	1,779	728,125	3,595,202	(100,040)	(2,509)	5,522	4,228,079
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2015	2014	2013
Cash flow provided by (used in) operating activities:
Net income	$363,167	$340,032	$170,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,557	22,999	25,210
Stock-based compensation	22,903	21,656	19,041
Excess tax benefits from stock-based compensation	(1,628)	(7,593)	(24,417)
Income from unconsolidated entities	(21,119)	(41,141)	(14,392)
Distributions of earnings from unconsolidated entities	19,459	43,973	23,468
Income from foreclosed real estate and distressed loans	(13,269)	(15,833)	(16,312)
Deferred tax provision	62,084	47,431	75,219
Change in deferred tax valuation allowances	(12,642)	(11,929)	(1,337)
Inventory impairments and write-offs	35,709	20,678	4,523
Other	(316)	(22)	117
Changes in operating assets and liabilities
Increase in inventory	(351,983)	(271,982)	(941,314)
Origination of mortgage loans	(1,029,112)	(818,515)	(743,497)
Sale of mortgage loans	1,007,671	829,948	716,586
Decrease in restricted cash	1,547	13,694	15,240
Increase in receivables, prepaid expenses, and other assets	(55,553)	(5,214)	(51,794)
Increase in customer deposits	46,478	10,516	52,383
Increase in accounts payable and accrued expenses	28,729	82,101	100,463
(Decrease) increase in income taxes payable	(65,500)	52,401	21,244
Net cash provided by (used in) operating activities	60,182	313,200	(568,963)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(9,447)	(15,074)	(26,567)
Purchase of marketable securities			(36,202)
Sale and redemption of marketable securities	2,000	40,242	417,846
Investments in unconsolidated entities	(123,940)	(113,029)	(93,398)
Return of investments in unconsolidated entities	39,766	73,845	69,809
Investment in foreclosed real estate and distressed loans	(2,624)	(2,089)	(26,155)
Return of investments in foreclosed real estate and distressed loans	37,625	53,130	27,370
Net increase in cash from purchase of joint venture interest	3,848
Acquisition of a business, net of cash acquired		(1,489,116)
Net cash (used in) provided by investing activities	(52,772)	(1,452,091)	332,703
Cash flow provided by financing activities:
Proceeds from issuance of senior notes	350,000	600,000	400,383
Debt issuance costs for senior notes	(3,175)	(4,739)
Proceeds from loans payable	1,954,432	2,229,371	1,164,531
Debt issuance costs for loans payable		(3,063)
Principal payments of loans payable	(1,659,458)	(1,767,115)	(1,195,524)
Redemption of senior notes	(300,000)	(267,960)	(163,853)
Net proceeds from issuance of common stock		220,365
Proceeds from stock-based benefit plans	39,514	28,364	15,798
Excess tax benefits from stock-based compensation	1,628	7,593	24,417
Purchase of treasury stock	(56,888)	(90,754)	(15,377)
(Payments) receipts related to noncontrolling interest, net	(785)	172	33
Net cash provided by financing activities	325,268	952,234	230,408
Net increase (decrease) in cash and cash equivalents	332,678	(186,657)	(5,852)
Cash and cash equivalents, beginning of period	586,315	772,972	778,824
Cash and cash equivalents, end of period	$918,993	$586,315	$772,972
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
References herein to fiscal year refer to our fiscal years ended or ending October 31.
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

Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $138.7 million and $171.1 million at October 31, 2015 and 2014, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2015, 2014, and 2013, we recognized $15.7 million, $13.4 million, and $10.8 million of depreciation expense, respectively.
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
Investments in Unconsolidated Entities
In accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” we review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions. In addition, for rental properties, we review rental trends, expected future expenses, and expected cash flows to determine estimated fair values of the properties.
Each of the unconsolidated entities evaluates its inventory in a similar manner as we do. See “Inventory” above for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.
We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures, at the time of purchase; instead, our cost basis in those home sites is reduced by our share of the earnings realized by the joint venture from sales of those home sites to us.
We are also a party to several other joint ventures. We recognize our proportionate share of the earnings and losses of our unconsolidated entities.
Investments in Foreclosed Real Estate and Distressed Loans
Foreclosed Real Estate Owned (“REO”): REO assets, either directly owned or owned through a participation arrangement, acquired through subsequent foreclosure or deed in lieu actions on non-performing loans, are initially recorded at fair value based upon third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis, or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates, and other factors deemed appropriate by management. REO assets acquired are reviewed to determine if they should be classified as “held and used” or “held for sale.” REO classified as “held and used” is stated at carrying cost unless an impairment exists, in which case it is written down to fair value in accordance with ASC 360. REO classified as “held for sale” is carried at the lower of carrying amount or fair value less cost to sell. An impairment charge is recognized for any decreases in estimated fair value subsequent to the acquisition date. For both classifications, carrying costs incurred after the acquisition, including property taxes and insurance, are expensed. For the years ended October 31, 2015, 2014, and 2013, we recorded impairments on REO of $0.8 million, $1.4 million, and $0.5 million, respectively.
Investments in Distressed Loans: Our investments in distressed loans represent nonperforming loans classified as nonaccrual in accordance with ASC 310-10, “Receivable” (“ASC 310-10”). Interest income is not recognized on nonaccrual loans. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method. As part of our disposition strategy for the loan portfolios, we may sell certain loans to third-party purchasers. We recognize gains or losses on the sale of mortgage loans when the loans have been legally isolated from us and we no longer maintain effective control over the transferred assets.
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
Revenue and Cost Recognition
Revenues and cost of revenues from home sales are recorded at the time each home is delivered and title and possession are transferred to the buyer.
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
Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
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

Advertising Costs
We expense advertising costs as incurred. Advertising costs were $18.2 million, $15.6 million, and $11.6 million for the years ended October 31, 2015, 2014, and 2013, respectively.
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
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Nevada, and Washington, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
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
We engage a third-party actuary that uses our historical claim and expense data, input from our internal legal and risk management groups, as well as industry data, to estimate our liabilities related to unpaid claims, IBNR associated with the risks that we are assuming for our self-insured liability, and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of the claim. Though state regulations vary, construction defect claims are reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to IBNR. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required, and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
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
Federal and state income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the applicable period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized for financial reporting purposes in different periods than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income taxes when, despite the belief that our tax positions are fully supportable, we believe that our positions may be challenged and disallowed by various tax authorities. The consolidated tax provisions and related accruals include the impact of such reasonably estimable disallowances as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.
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
We have determined that our Traditional Home Building operations operate in five geographic segments: North, Mid-Atlantic, South, West, and California.
The states comprising each geographic segment are as follows:
North:        Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:        Florida, North Carolina, and Texas
West:        Arizona, Colorado, Nevada, and Washington
California:    California
Prior to October 31, 2015, California was included in the West geographic segment. Due to the increase in our assets and operations in California, it is now presented as a separate geographic segment. Amounts reported in prior years have been reclassified to conform to the fiscal 2015 presentation.
Related Party Transactions
See Note 4, “Investments in Unconsolidated Entities - Rental Property Joint Ventures” for information regarding Toll Brothers Realty Trust (“Trust”).
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2015 presentation.
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. We adopted ASU 2015-03 on October 31, 2015 and we applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption of ASU 2015-03, $18.4 million of deferred debt issuance costs at October 31, 2014 were reclassified from “Receivables, prepaid expenses, and other assets” to “Loans payable” or “Senior notes,” as appropriate, in our Consolidated Balance Sheets. See Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” for additional information.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. We adopted ASU 2013-11 on November 1, 2014, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
In April 2013, the FASB issued ASU No. 2013-04, “Liabilities” (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. We adopted ASU 2013-04 on November 1, 2014, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for us beginning February 1, 2016, and, at that time, we may adopt the new standard retrospectively or use a modified retrospective approach. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2015-02 will have on our consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us beginning November 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.
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
2. Acquisition
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
We financed the Acquisition with a combination of $370.0 million of borrowings under our $1.035 billion unsecured revolving credit facility, $485.0 million from a term loan facility, and $815.7 million in net proceeds from debt and equity financings completed in November 2013. See Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” and Note 9, “Stockholders’ Equity” of our consolidated financial statements for further details. As a result of the Acquisition, Shapell became our wholly owned subsidiary. Accordingly, the Shapell results are included in our consolidated financial statements from the date of the Acquisition. For the period from February 4, 2014 to October 31, 2014, revenues and operating income from the Shapell operations, excluding $5.3 million of acquisition-related costs, were $300.8 million and $37.2 million, respectively.

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
We recorded $6.1 million and $1.4 million in acquisition-related costs during the years ended October 31, 2014 and 2013, respectively, which are included in the Consolidated Statements of Operations and Comprehensive Income within “Selling, general and administrative.” Such costs were expensed as incurred in accordance with ASC 805. There were no acquisition-related costs incurred in the year ended October 31, 2015.
Supplemental Pro Forma Information – Shapell
The following presents unaudited pro forma data for the years ended October 31, 2014 and 2013, as if the Acquisition had been completed as of November 1, 2012 (amounts in thousands, except per share data):

	2014	2013
Revenues	$4,045,101	$3,102,076
Net income	$381,855	$202,746
Income per share – basic	$2.15	$1.15
Income per share – diluted	$2.06	$1.09
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

3. Inventory
Inventory at October 31, 2015 and 2014 consisted of the following (amounts in thousands):

	2015	2014
Land controlled for future communities	$75,214	$122,533
Land owned for future communities	2,033,447	2,355,874
Operating communities	4,888,855	4,011,914
	$6,997,516	$6,490,321
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
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2015, 2014, and 2013, is provided in the table below ($ amounts in thousands):

	2015	2014	2013
Land owned for future communities:
Number of communities	15	16	25
Carrying value (in thousands)	$119,138	$122,015	$153,498
Operating communities:
Number of communities	11	9	15
Carrying value (in thousands)	$63,668	$42,092	$88,534
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2015, 2014, and 2013, as shown in the table below (amounts in thousands):

Charge:	2015	2014	2013
Land controlled for future communities	$809	$3,123	$1,183
Land owned for future communities	12,600
Operating communities	22,300	17,555	3,340
	$35,709	$20,678	$4,523
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
At October 31, 2015, we evaluated our land purchase contracts to determine if any of the selling entities were VIEs, and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers; and the creditors of the sellers generally have no recourse against us. At October 31, 2015, we determined that 61 land purchase contracts, with an aggregate purchase price of $663.6 million, on which we had made aggregate deposits totaling $45.0 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2014, we determined that 63 land purchase contracts, with an aggregate purchase price of $578.2 million, on which we had made aggregate deposits totaling $30.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2015, 2014, and 2013, was as follows (amounts in thousands):

	2015	2014	2013
Interest capitalized, beginning of year	$356,180	$343,077	$330,581
Interest incurred	155,170	163,815	134,198
Interest expensed to cost of revenues	(142,947)	(137,457)	(112,321)
Write-off against other income	(3,843)	(5,394)	(2,917)
Interest capitalized on investments in unconsolidated entities	(7,467)	(9,672)	(6,464)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	16,035	1,811
Interest capitalized, end of year	$373,128	$356,180	$343,077
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction, and capitalized interest. The amounts included in the table directly above reflect the gross amount of capitalized interest without allocation of any impairment charges recognized. We estimate that, had inventory impairment charges been allocated on a pro rata basis to the individual components of inventory, capitalized interest at October 31, 2015, 2014, and 2013, would have been reduced by approximately $32.7 million, $33.1 million, and $38.2 million, respectively.
During fiscal 2015, we transfered $132.3 million from investment in unconsolidated entities to inventory. See Note 4, “Investments in and Advances to Unconsolidated Entities - Homebuilding Joint Ventures” for additional information.
During fiscal 2014, we contributed $4.2 million of inventory and other assets to several unconsolidated entities.
During fiscal 2014, we reclassified $9.5 million of inventory related to commercial retail space located in our high-rise projects to property, construction, and office equipment. The amounts were reclassified due to the substantial completion of these projects.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). In fiscal 2015, 2014 and 2013, we recognized income from the unconsolidated entities in which we had an investment of $21.1 million, $41.1 million, and $14.4 million, respectively.
The table below provides information as of October 31, 2015, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Number of unconsolidated entities	7	3	10	1	21
Investment in unconsolidated entities	$214,060	$76,120	$110,454	$12,226	$412,860
Number of unconsolidated entities with funding commitments by the Company	5	2	4	—	11
Company's remaining funding commitment to unconsolidated entities (a)	$162,022	$23,012	$10,559	$—	$195,593

(a)	The remaining funding commitment for our Land Development Joint Ventures excludes $90.0 million, which one of the joint ventures expects to fund through outside financing.

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2015, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	2	9	15
Aggregate loan commitments	$505,000	$222,000	$780,835	$1,507,835
Amounts borrowed under commitments	$415,924	$111,136	$514,895	$1,041,955
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
See Note 15, “Commitments and Contingencies,” for information regarding land purchase agreements that we have with our Land Development Joint Ventures
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land in Irvine, California. The joint venture expects to develop approximately 840 home sites on the land in multiple phases. We have a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At October 31, 2015, we had an investment of $76.8 million in this joint venture and were committed to make additional contributions to this joint venture of up to $130.7 million. To finance a portion of the land acquisition, the joint venture entered into a $320.0 million purchase money mortgage with the seller.
In the first quarter of fiscal 2015, we obtained approximately 48 home sites from a Land Development Joint Venture in consideration of our previous investment in the joint venture. In the third quarter of fiscal 2014, we received approximately 515 home sites from this venture. We have a commitment to this joint venture to fund approximately $17.0 million, which represents our expected share of the major infrastructure improvements related to this community. Contributions to this joint venture related to the improvements will be included in “Inventory” in our Consolidated Balance Sheets when they are actually made.
In the first quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas. The joint venture expects to develop a master planned community consisting of up to 6,800 home sites and sell groups of lots to us and to other home builders. At October 31, 2015, the joint venture owned approximately 6,300 home sites. We have a 50% interest in this joint venture. Prior to the formation of the joint venture, we had entered into a land purchase agreement to acquire the land for approximately $79.3 million. We contributed our rights under the purchase agreement to the joint venture and were reimbursed by our joint venture partner for 50% of the costs we incurred prior to the formation of the joint venture. At October 31, 2015, we had an investment of $43.5 million in this joint venture. In May 2014, the joint venture obtained outside financing of $40.0 million to help fund the future development of the property. At October 31, 2015, the joint venture had $10.0 million of borrowing under the loan facility.
In the fourth quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a parcel of land in Maryland. The property consists of 945 acres that the joint venture expects to develop into approximately 1,300 home sites. We have a 50% interest in this joint venture. The current plan is to develop the property and sell approximately 50% of the home sites to each of the members of the joint venture. At October 31, 2015, we had an investment of $12.2 million in this joint venture.
In the second quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a parcel of land in Texas as a master planned community consisting of approximately 2,900 lots. We have a 50% interest in this joint venture. The joint venture expects to develop the property in multiple phases and sell groups of lots to the members of the joint venture and to other home builders. At October 31, 2015, the joint venture owned approximately 2,600 home sites. We made an initial investment of $15.5 million of cash to the joint venture. The joint venture entered into a $25.0 million line of credit with a bank, secured by a deed of trust on the property, which can be expanded up to $40.0 million under certain conditions. At October 31, 2015, the joint venture had $26.1 million of borrowings under this line of credit. At October 31, 2015, we had an investment of $30.1 million in this joint venture and were committed to make additional contributions to this joint venture of up to $2.2 million.

Home Building Joint Ventures
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we realized on the sale was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. At October 31, 2015, we had an investment of $16.9 million in this joint venture. The joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At October 31, 2015, the joint venture had $70.1 million borrowed under the construction loan.
We had invested in a joint venture in which we have a 50% voting interest to develop a high-rise luxury for-sale/rental project in New York City. Pursuant to the terms of the joint venture agreement, with the completion of the construction of the building’s structure in the third quarter of fiscal 2015, we acquired, with no additional consideration due from us, ownership of the top 18 floors of the building to sell, for our own account, luxury condominium units. Our partner received ownership of the lower floors containing residential rental units and retail space, with no additional consideration due from them. Upon our acquisition of the top 18 floors of the building, we transferred our investment of $132.3 million in this joint venture from “Investments in unconsolidated entities” on our Consolidated Balance Sheets to “Inventory.”
We have an investment in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in New York City being developed by a related joint venture, discussed below in Rental Property Joint Ventures. At October 31, 2015, we had invested $35.7 million in this joint venture and expect to make additional investments of approximately $14.7 million for the development of this project. In November 2014, this joint venture, along with the related hotel joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. At October 31, 2015, this joint venture has $41.1 million of outstanding borrowing under the loan agreement.
Rental Property Joint Ventures
In the second quarter of fiscal 2015, we entered into two joint ventures with an unrelated party to develop luxury for-rent residential apartment buildings. Prior to the formation of these joint ventures, we acquired the properties, through two 100%-owned entities, and incurred $18.8 million of land and land development costs. Our partner acquired a 75% interest in each of these entities for $14.5 million. At October 31, 2015, we had a combined investment of $7.8 million and funding commitments of $2.2 million in these ventures. In addition, in fiscal 2015, these joint ventures entered into construction loan agreements, with a total commitment of $87.0 million, with several banks to finance the development of their respective apartment buildings. At October 31, 2015, these joint ventures had no borrowings under their respective construction loan agreements.
In the fourth quarter of fiscal 2014, we entered into a joint venture with an unrelated party to develop a 418-unit student housing project and retail space in College Park, Maryland, on land that we were under contract to purchase. We have a 25% interest in this joint venture. We made an initial investment of $11.9 million to the joint venture, which included $3.5 million of land deposits previously funded by us, and our partner made an initial capital contribution of $35.7 million. In addition, we received a reimbursement of $3.1 million for certain costs incurred by us prior to the closing of the joint venture. The joint venture obtained construction loan financing of $104.5 million to fund a portion of the cost of the development of the property. At October 31, 2015, the joint venture had $44.2 million of outstanding borrowings under the loan agreement. At October 31, 2015, we had an investment of $12.7 million in this joint venture.
In the first quarter of fiscal 2014, a Rental Property Joint Venture entered into a $70.0 million construction loan agreement to finance construction of multifamily residential apartments in northern New Jersey. At October 31, 2015, this joint venture had $31.6 million of outstanding borrowings under the facility. At October 31, 2015, we had an investment of $6.7 million in this joint venture.
In the fourth quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a 287-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C., on land that we owned and conveyed to the joint venture. We have a 50% interest in this joint venture. As part of our initial capital contribution, we contributed land and improvements with a fair value of $27.1 million to the joint venture and subsequently received a cash distribution of $12.5 million to align the capital accounts of each of the members of the joint venture. In the fourth quarter of fiscal 2013, the joint venture entered into a $54.0 million construction loan agreement with a bank to finance the development of this project. At October 31, 2015, the joint venture had $46.3 million of outstanding borrowings under the construction loan agreement. At October 31, 2015, we had an investment of $14.4 million in this joint venture.
In the second quarter of fiscal 2013, we entered into a joint venture with an unrelated party to develop a 38-story luxury for-rent residential apartment building and retail space in Jersey City, New Jersey, on land that we owned and conveyed to the joint venture. We have a 50% interest in this joint venture. As part of our initial capital contribution, we contributed land and improvements with a fair value of $28.8 million to the joint venture and subsequently received distributions of $10.2 million and a $1.2 million payment by the joint venture on our behalf to align the capital accounts of each of the members of the joint venture. In the second quarter of fiscal 2014, the joint venture entered into a $120.0 million construction loan agreement with a bank to finance the development of this project. At October 31, 2015, the joint venture had $96.1 million of borrowings under the facility. At October 31, 2015, we had an investment of $31.7 million in this joint venture.
In the fourth quarter of fiscal 2012, we invested in a joint venture in which we have a 50% interest to develop a multifamily residential apartment project containing approximately 398 units in suburban Philadelphia. In the first quarter of fiscal 2014, this joint venture entered into $56.0 million construction loan agreement to finance construction. At October 31, 2015, this venture had $50.0 million of borrowings under the facility. At October 31, 2015, we had an investment of $13.1 million in this joint venture.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related joint venture discussed above in Home Building Joint Ventures. At October 31, 2015, we had invested $23.1 million in this joint venture and expect to make additional investments of approximately $8.0 million for the development of the hotel. In November 2014, this joint venture, along with the related condominium joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and hotel. At October 31, 2015, this venture has $20.8 million of outstanding borrowings under the loan agreement.
In fiscal 2005, we, together with an unrelated party, formed Toll Brothers Realty Trust II (“Trust II”) to invest in commercial real estate opportunities. Trust II is owned 50% by us and 50% by our partner. In December 2013, Trust II sold substantially all of its assets to an unrelated party. As a result of this sale, we realized income of approximately $23.5 million in the first quarter of fiscal 2014, representing our share of the gain on the sale. In the three-month period ended April 30, 2014, we recognized an additional gain of $0.6 million from the sale of a property by Trust II. The gain on sale of assets is included in “Income from unconsolidated entities” on our Consolidated Statements of Operations and Comprehensive Income. In December 2013, we received a $20.0 million cash distribution from Trust II. In addition, in the first quarter of fiscal 2014, we recognized $2.9 million in previously deferred gains on our initial sales of the properties to Trust II. This gain is included in “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income. At October 31, 2015, we had an investment of $0.9 million in Trust II.
In 1998, prior to the formation of Trust II, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr., and former members of our senior management; and one-third by an unrelated party. As of October 31, 2015, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.2 million, $2.3 million, and $4.2 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, we received distributions of $6.1 million from the Trust, of which $3.5 million was recognized as income and is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. In fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income which is included in “Income from unconsolidated entities” in our fiscal 2014 Consolidated Statement of Operations and Comprehensive Income.
Structured Asset Joint Venture
Through a wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), we are a 20% participant with two unrelated parties that acquired a 40% interest in an entity that owns and controls a portfolio of loans and real estate (“Structured Asset Joint Venture”). At October 31, 2015, we had an investment of $12.2 million in this Structured Asset Joint Venture.
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
We believe that, as of October 31, 2015, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2015, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $980.2 million and had borrowed an aggregate of $514.3 million. The term of these guarantees generally ranges from five months to 54 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $980.2 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Based on the amounts borrowed at October 31, 2015, our maximum potential exposure under these guarantees is estimated to be approximately $514.3 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners.
In addition, we have guaranteed approximately $10.3 million of ground lease payments and insurance deductibles for three joint ventures.
As of October 31, 2015, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.8 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At October 31, 2015, we determined that one of our joint ventures was a VIE under the guidance within ASC 810. At October 31, 2014, we had determined that three of our joint ventures were VIEs. We have, however, concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of these VIEs that most significantly impact their performance was shared by us and the VIEs’ other members. Business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At October 31, 2015 and 2014, our investments in our unconsolidated joint ventures deemed to be VIEs, which are included in investments in unconsolidated entities in our Consolidated Balance Sheets, totaled $6.7 million and $46.4 million, respectively. At October 31, 2015, the maximum exposure of loss to our investments in unconsolidated joint ventures that are VIEs is limited to our investment in the unconsolidated VIEs, except with regard to $0.4 million of additional commitments to the VIEs and $12.5 million of loan guarantees. At October 31, 2014, the maximum exposure to loss of our investments in unconsolidated joint ventures that are VIEs was limited to our investment in the unconsolidated VIEs, except with regard to a $43.4 million additional commitment to fund the joint ventures, $21.6 million of loan guarantees, and a $9.1 million guarantee of ground lease payments.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).

Condensed Balance Sheets:

	October 31, 2015
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$29,281	$11,203	$44,310	$10,469	$95,263
Inventory	701,527	322,630			1,024,157
Non-performing loan portfolio				27,572	27,572
Rental properties			278,897		278,897
Rental properties under development			390,399		390,399
Real estate owned (“REO”)				117,758	117,758
Other assets (1)	70,799	61,144	12,199	80,475	224,617
Total assets	$801,607	$394,977	$725,805	$236,274	$2,158,663
Debt (1)	$417,025	$117,251	$514,895	$77,950	$1,127,121
Other liabilities	29,772	70,078	30,329	136	130,315
Members’ equity	354,810	207,648	180,581	63,288	806,327
Noncontrolling interest				94,900	94,900
Total liabilities and equity	$801,607	$394,977	$725,805	$236,274	$2,158,663
Company’s net investment in unconsolidated entities (2)	$214,060	$76,120	$110,454	$12,226	$412,860

	October 31, 2014
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$31,968	$21,821	$33,040	$23,462	$110,291
Inventory	258,092	465,144			723,236
Non-performing loan portfolio				57,641	57,641
Rental properties			140,238		140,238
Rental properties under development			327,315		327,315
Real estate owned (“REO”)				184,753	184,753
Other assets (1)	30,166	75,164	14,333	77,986	197,649
Total assets	$320,226	$562,129	$514,926	$343,842	$1,741,123
Debt (1)	$102,042	$8,713	$333,128	$77,950	$521,833
Other liabilities	23,854	56,665	43,088	177	123,784
Members’ equity	194,330	496,751	138,710	106,298	936,089
Noncontrolling interest				159,417	159,417
Total liabilities and equity	$320,226	$562,129	$514,926	$343,842	$1,741,123
Company’s net investment in unconsolidated entities (2)	$140,221	$189,509	$97,353	$19,995	$447,078

(1)
Included in other assets of the Structure Asset Joint Venture at October 31, 2015 and 2014 is $78.0 million of restricted cash held in a defeasance account that will be used to repay debt of the Structured Asset Joint Venture on July 25, 2017.

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

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2015
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$128,889	$78,072	$35,732	$6,102	$248,795
Cost of revenues	58,435	69,142	15,539	16,739	159,855
Other expenses	1,999	6,135	24,174	1,312	33,620
Total expenses	60,434	75,277	39,713	18,051	193,475
Gain on disposition of loans and REO				42,939	42,939
Income (loss) from operations	68,455	2,795	(3,981)	30,990	98,259
Other income	615	1,072	4,376	2,224	8,287
Net income	69,070	3,867	395	33,214	106,546
Less: income attributable to noncontrolling interest				(19,928)	(19,928)
Net income attributable to controlling interest	69,070	3,867	395	13,286	86,618
Other comprehensive income			52		52
Total comprehensive income	$69,070	$3,867	$447	$13,286	$86,670
Company’s equity in earnings of unconsolidated entities (3)	$12,005	$3,448	$3,027	$2,639	$21,119

	For the year ended October 31, 2014
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$136,949	$54,923	$32,875	$8,023	$232,770
Cost of revenues	73,628	53,221	14,250	14,152	155,251
Other expenses	730	5,165	35,003	1,585	42,483
Total expenses	74,358	58,386	49,253	15,737	197,734
Gain on disposition of loans and REO				30,420	30,420
Income (loss) from operations	62,591	(3,463)	(16,378)	22,706	65,456
Other income	66	105	45,933	3,121	49,225
Net income (loss)	62,657	(3,358)	29,555	25,827	114,681
Less: income attributable to noncontrolling interest				(15,496)	(15,496)
Net income (loss) attributable to controlling interest	62,657	(3,358)	29,555	10,331	99,185
Other comprehensive income			728		728
Total comprehensive income (loss)	$62,657	$(3,358)	$30,283	$10,331	$99,913
Company’s equity in earnings (losses) of unconsolidated entities (3)	$1,190	$(2,034)	$40,081	$1,904	$41,141

	For the year ended October 31, 2013
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$43,937	$40,386	$38,727	$37,492	$160,542
Cost of revenues	20,142	36,208	16,704	30,496	103,550
Other expenses	1,146	2,554	20,875	3,399	27,974
Total expenses	21,288	38,762	37,579	33,895	131,524
Gain on disposition of loans and REO				68,323	68,323
Income from operations	22,649	1,624	1,148	71,920	97,341
Other income	11	571	86	329	997
Net income	22,660	2,195	1,234	72,249	98,338
Less: income attributable to noncontrolling interest				(43,349)	(43,349)
Net income attributable to controlling interest	22,660	2,195	1,234	28,900	54,989
Other comprehensive income			922		922
Total comprehensive income	$22,660	$2,195	$2,156	$28,900	$55,911
Company’s equity in earnings of unconsolidated entities (3)	$3,288	$1,471	$3,965	$5,668	$14,392

(3)
Differences between our equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, and our share of the entities’ profits related to home sites purchased by us which reduces the our cost basis of the home sites acquired.

5. Investments in Foreclosed Real Estate and Distressed Loans
Investments in REO and distressed loans consisted of the following at October 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Investment in REO	$50,233	$69,799
Investment in distressed loans	1,497	4,001
	$51,730	$73,800
In prior periods, we presented our investments in REO and distressed loans in two separate line items on our Consolidated Balance Sheets. Our Consolidated Balance Sheet at October 31, 2014, has been reclassified to conform to the fiscal 2015 presentation.
Investments in REO
The following table presents the activity in REO at October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Balance, beginning of period	$69,799	$72,972	$58,353
Additions	2,833	22,220	23,470
Sales	(21,293)	(23,696)	(7,842)
Impairments	(767)	(1,358)	(505)
Depreciation	(339)	(339)	(504)
Balance, end of period	$50,233	$69,799	$72,972
As of October 31, 2015, approximately $1.7 million and $48.5 million of REO were classified as held-for-sale and held-and-used, respectively. As of October 31, 2014, approximately $11.7 million and $58.1 million of REO were classified as held-for-sale and held-and-used, respectively. For the years ended October 31, 2015, 2014, and 2013, we recorded gains of $0.2 million, $4.5 million, and $3.6 million from acquisitions of REO through foreclosure, respectively.

Investments in Distressed Loans
Prior to October 31, 2014, we had investments in distressed loans where it is probable that we would collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers. These loans were accounted for under ASC 310-30, “Receivable,” (“ASC 310-30”). Under ASC 310-30, provided we did not have the intention to utilize real estate secured by the loans for use in our operations or to significantly improve the collateral for resale, the amount by which the future cash flows expected to be collected at the acquisition date exceeded the estimated fair value of the loan, or accretable yield, was recognized in “Other income – net” over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or nonaccretable difference, was not recognized.
The accretable yield activity for investments in distressed loans accounted for under ASC 310-30 for the years ended October 31, 2014 and 2013, was as follows (amounts in thousands):

	2014	2013
Balance, beginning of period	$6,606	$17,196
Additions	554	1,654
Deletions	(6,204)	(7,728)
Accretion	(956)	(4,516)
Balance, end of period	$—	$6,606
Additions primarily represented the reclassification to accretable yield from nonaccretable yield and the impact of impairments. Deletions primarily represented loan dispositions, which include foreclosure of the underlying collateral and resulting removal of the loans from the accretable yield portfolios, and reclassifications from accretable yield to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income are based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As of October 31, 2014, we have no distressed loans where interest is accreting.
General
Our earnings from Gibraltar’s operations, excluding our investment in the Structured Asset Joint Venture, are included in “Other income – net” in the Consolidated Statements of Operations and Comprehensive Income. In the years ended October 31, 2015, 2014, and 2013, we recognized $10.2 million, $14.4 million, and $10.2 million, of earnings (excluding earnings from our investment in the Structured Asset Joint Venture), respectively, from Gibraltar’s operations.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2015 and 2014, loans payable consisted of the following (amounts in thousands):

	2015	2014
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	350,000
Loans payable – other	151,702	154,261
Deferred issuance costs	(1,263)	(1,642)
	$1,000,439	$652,619
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase.
We may select interest rates for the Term Loan Facility equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (which is defined as the greatest of (a) SunTrust Bank’s prime rate, (b) the federal funds effective rate plus 0.5%, and (c) one-month LIBOR plus 1%) plus an applicable margin, or (iii) the federal funds/Euro rate (which is defined as the greater of (a) the sum of the federal funds effective rate plus an applicable margin plus 0.25%, and (b) one-month LIBOR), with the applicable margin, in each case, based on our leverage ratio. At October 31, 2015, the interest rate on the Term Loan Facility was 1.60% per annum.

We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Credit Facility, as described below. The Term Loan Facility will mature, and amounts owing thereunder will become due and payable, on February 3, 2019.
Credit Facility
On August 1, 2013, we entered into a $1.035 billion unsecured, five-year revolving credit facility (“Credit Facility”) with a syndicate of banks (“Aggregate Credit Commitment”). The commitments under the Credit Facility are schedule to expire on August 1, 2018. Up to 75% of the Aggregate Credit Commitment is available for letters of credit. The Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2015, the interest rate on outstanding borrowings under the Credit Facility was 1.70% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the Credit Agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the Credit Facility) of no less than approximately $2.64 billion. Under the terms of the Credit Facility, at October 31, 2015, our leverage ratio was approximately 0.68 to 1.00 and our tangible net worth was approximately $4.19 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $1.97 billion as of October 31, 2015.
At October 31, 2015, we had $350.0 million of outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $118.9 million. Subsequent to October 31, 2015, we repaid all $350.0 million borrowed under the Credit Facility.
Loans Payable – Other
Our “Loans payable – other” represent purchase money mortgages on properties we had acquired that the seller had financed and various revenue bonds that were issued by government entities on behalf of us to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2015 and 2014, is included in the table below ($ amounts in thousands):

	2015	2014
Aggregate loans payable at October 31	$151,702	$154,261
Weighted-average interest rate	3.78%	4.34%
Interest rate range	0.15% - 7.87%	0.15% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$151,702	$154,111
Carrying value of assets securing loans	$378,864	$428,122
The contractual maturities of loans payable – other as of October 31, 2015, ranged from less than one month to 31 years.

Senior Notes
At October 31, 2015 and 2014, senior notes consisted of the following (amounts in thousands):

	2015	2014
5.15% Senior Notes due May 15, 2015		$300,000
8.91% Senior Notes due October 15, 2017	$400,000	400,000
4.00% Senior Notes due December 31, 2018	350,000	350,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	250,000
4.875% Senior Notes due November 15, 2025	350,000
0.5% Exchangeable Senior Notes due September 15, 2032	287,500	287,500
Bond discount and deferred issuance costs	(17,575)	(19,135)
	$2,689,801	$2,638,241
As discussed in Note 1, “Significant Accounting Policies - Recent Accounting Pronouncements,” we adopted ASU 2015-03 on October 31, 2015. We applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2015 presentation. As a result, $16.8 million of Senior Note deferred debt issuance costs at October 31, 2014, were reclassified from “Receivables, prepaid expenses, and other assets” to “Senior Notes” in our Consolidated Balance Sheets.
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., our 100%-owned subsidiary. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by us and substantially all of our 100%-owned home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Credit Facility and the Term Loan Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of our subsidiaries that are not guarantors of the senior notes. The senior notes, other than the 0.5% Exchangeable Senior Notes due 2032 (“0.5% Exchangeable Senior Notes”), are redeemable in whole or in part at any time at our option, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.
The 0.5% Exchangeable Senior Notes are not redeemable by us prior to September 15, 2017. The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. If all of the 0.5% Exchangeable Senior Notes are exchanged, we would issue approximately 5.9 million shares of our common stock. Shares issuable upon conversion of the 0.5% Exchangeable Senior Notes are included in the calculation of diluted earnings per share. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017; September 15, 2022; and September 15, 2027. Toll Brothers Finance Corp. will have the right to redeem the 0.5% Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.
In October 2015, we issued $350.0 million aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes”) at par. We received $347.7 million of net proceeds from this issuance of 4.875% Senior Notes.
In May 2015, we repaid, at maturity, the $300.0 million of then-outstanding principal amount of 5.15% Senior Notes due May 15, 2015.
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
In September 2013, we repaid, at maturity, the then-outstanding principal amount of $104.8 million of our 5.95% Senior Notes due September 15, 2013.

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
In November 2012, we repaid, at maturity, the $59.1 million of the then-outstanding principal amount of 6.875% Senior Notes due November 15, 2012.
Mortgage Company Loan Facility
In July 2015, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $50 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100 million for a short period of time. The Repurchase Agreement, as amended, expires on July 18, 2016, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At October 31, 2015, the interest rate on the Repurchase Agreement was 2.19% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Repurchase Agreement. Borrowings under this facility are included in the fiscal 2016 maturities.
At October 31, 2015 and 2014, there were $100.0 million and $90.3 million, respectively, outstanding under the Repurchase Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2015 and 2014, amounts outstanding under the Repurchase Agreement were collateralized by $115.9 million and $93.9 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2015, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the Repurchase Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
General
As of October 31, 2015, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2016	$166,497
2017	$419,480
2018	$364,541
2019	$860,535
2020	$253,290
7. Accrued Expenses
Accrued expenses at October 31, 2015 and 2014, consisted of the following (amounts in thousands):

	2015	2014
Land, land development and construction	$118,634	$124,816
Compensation and employee benefits	125,045	118,607
Self-insurance	113,727	100,407
Warranty	93,083	86,282
Interest	26,926	33,993
Commitments to unconsolidated entities	5,534	3,293
Other	125,117	114,079
	$608,066	$581,477
In response to an increasing rate of stucco-related claims received in the second half of fiscal 2014 involving homes in certain completed communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region), at that time we undertook a review of homes in certain completed communities built during fiscal 2003 through fiscal 2009 in Pennsylvania and Delaware to determine whether additional stucco-related repairs would likely be needed in these communities. The review included an analysis of the number of claims received, our inspection of homes, an estimate of the number of homes we expected to repair, the extent and cost estimate of such repairs, the potential insurance recovery, and the amount of warranty and self-insurance reserves already recorded. At the end of fiscal 2014, we estimated our potential liability for known and unknown claims to be approximately $54.0 million, of which we expected to recover approximately 40% from our outside insurance carriers. In addition to previously recognized warranty and self-insurance accruals, we recognized a $25.0 million charge in the fourth quarter of fiscal 2014 for estimated repair costs in the Mid-Atlantic region.
During our fiscal fourth-quarter 2015 review of the potential liability for this matter, we determined that the average cost of stucco-related repairs had increased based on the actual cost of remediation of homes completed in the second half of fiscal 2015. In addition, we determined that additional stucco-related repairs will likely be needed in certain communities built during fiscal 2010 through fiscal 2013 in Pennsylvania. Based on the revision of our estimated costs of repairs and the inclusion of certain additional communities in our remediation estimates, the potential liability for known and unknown claims increased to approximately $80.3 million, of which we continue to expect to recover approximately 40% from outside insurance. We recognized a $14.7 million additional charge in the fourth quarter of fiscal 2015 for estimated repair costs in the Mid-Atlantic region.
As of October 31, 2014, we had received construction claims from three related multifamily community associations in California alleging issues with design and construction and damage to exterior common area elements. We believe we have coverage under multiple owner controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. We completed a settlement of one of the claims during fiscal 2015, and subsequently, we reached a settlement agreement on a second in December 2015 (fiscal 2016). Our review of the remaining claim is ongoing. Due to issues related to insurance coverage on all three claims, the degree of judgment required, and the potential for variability in our underlying assumptions, our actual future costs could differ from our estimates. Based on the above settlements and our current evaluation of the remaining claim, we recorded a charge of $6.9 million in fiscal 2015 (including $0.8 million in the fourth quarter), which is included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income.
We do not believe that any resolution of the above matters, in excess of the amounts currently accrued would be material to our financial condition.
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2015, 2014, and 2013 as follows (amounts in thousands):

	2015	2014	2013
Balance, beginning of year	$86,282	$43,819	$41,706
Additions - homes closed during the year	20,934	18,588	14,652
Addition - liabilities acquired		11,044
Increase (decrease) in accruals for homes closed in prior years	2,661	2,913	(184)
Reclassification from self-insurance accruals*		7,554
Charge related to stucco-related claims*	14,685	24,950
Charges incurred	(31,479)	(22,586)	(12,355)
Balance, end of year	$93,083	$86,282	$43,819
* Estimated stucco-related claim costs as described above, have been included in warranty accruals.

8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2015, 2014, and 2013 ($ amounts in thousands):

	2015		2014		2013
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	187,447	35.0	176,604	35.0	93,694	35.0
State tax provision, net of federal benefit	21,947	4.1	23,778	4.7	11,363	4.2
Domestic production activities deduction	(12,284)	(2.3)	(14,796)	(2.9)		—
Other permanent differences	(7,821)	(1.5)	(6,214)	(1.2)	(4,914)	(1.8)
Reversal of accrual for uncertain tax positions	(15,331)	(2.9)	(11,022)	(2.2)	(5,580)	(2.1)
Accrued interest on anticipated tax assessments	2,588	0.5	1,847	0.4	3,704	1.4
Increase in unrecognized tax benefits	3,214	0.6	5,694	1.1		—
Valuation allowance — recognized	3,681	0.7	1,328	0.3	3,232	1.2
Valuation allowance — reversed	(16,323)	(3.0)	(13,256)	(2.6)	(4,569)	(1.7)
Other	5,277	1.0	587	0.1	161	0.1
Income tax provision*	172,395	32.2	164,550	32.6	97,091	36.3

*	Due to rounding, amounts may not add.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated our rate for state income taxes at 6.3%, 7.2%, and 6.5% in fiscal 2015, 2014, and 2013, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Federal	$181,819	$163,089	$93,451
State	(9,424)	1,461	3,640
	$172,395	$164,550	$97,091

Current	$122,953	$129,047	$23,209
Deferred	49,442	35,503	73,882
	$172,395	$164,550	$97,091
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Balance, beginning of year	$58,318	$78,105	$80,991
Increase in benefit as a result of tax positions taken in prior years	16,802	10,314	5,699
Increase in benefit as a result of tax positions taken in current year	9,005	442
Decrease in benefit as a result of settlements	(31,013)
Decrease in benefit as a result of completion of audits		(1,222)
Decrease in benefit as a result of lapse of statute of limitations	(1,223)	(29,321)	(8,585)
Balance, end of year	$51,889	$58,318	$78,105
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
We recognize potential interest and penalties in our tax provision related to our unrecognized tax benefits. The amounts accrued for interest and penalties are included in “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the 12-month periods ended October 31, 2015, 2014, and 2013, and the amounts accrued for potential interest and penalties at October 31, 2015 and 2014 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2015	$4,454
2014	$9,694
2013	$5,699

Accrued at:
October 31, 2015	$17,012
October 31, 2014	$33,867
The components of net deferred tax assets and liabilities at October 31, 2015 and 2014 are set forth below (amounts in thousands):

	2015	2014
Deferred tax assets:
Accrued expenses	$72,426	$61,023
Impairment charges	130,709	231,098
Inventory valuation differences	67,610	26,789
Stock-based compensation expense	54,768	50,255
Amounts related to unrecognized tax benefits	25,267	19,297
State tax, net operating loss carryforward	53,103	47,330
Other	7,410	12,030
Total assets	411,293	447,822
Deferred tax liabilities:
Capitalized interest	107,970	102,951
Deferred income	17,661	2,511
Expenses taken for tax purposes not for book	37,868	21,076
Depreciation	3,819	4,012
Deferred marketing	14,384	23,073
Total liabilities	181,702	153,623
Net deferred tax assets before valuation allowances	229,591	294,199
Cumulative valuation allowance - state	(31,136)	(43,778)
Net deferred tax assets	$198,455	$250,421
Since the beginning of fiscal 2007, we recorded significant deferred tax assets as a result of the recognition of inventory impairments and impairments of investments in unconsolidated entities. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2015 and 2014, we determined that it was more-likely-than-

not that our deferred assets would be realized for federal purposes. Accordingly, at October 31, 2015 and 2014, we did not record any valuation allowances against our federal deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets at October 31, 2015 and 2014, as shown above. During fiscal 2015, 2014, and 2013, due to improved actual and/or operating results, we reversed $16.3 million, $13.3 million, and $4.6 million of state deferred tax asset valuation allowance previously recognized, respectively. In addition, we establish valuation allowances for newly created deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. During fiscal 2015, 2014, and 2013, we recognized new valuation allowances of $3.7 million, $1.3 million, and $3.2 million, respectively. We will continue to review our deferred tax assets in accordance with ASC 740.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2015, we had 174.8 million shares of common stock issued and outstanding, 9.7 million shares of common stock reserved for outstanding stock options and restricted stock units, 7.5 million shares of common stock reserved for future stock option and award issuances, 5.9 million shares of common stock reserved for conversion of our 0.5% Senior Notes, and 0.5 million shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2015, no shares of preferred stock have been issued.
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
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of providing shares for the Company’s equity award and other employee benefit plans and for any other and additional purpose or purposes as may be determined from time to time by the Board of Directors. Additionally, our Board of Directors terminated, effective December 31, 2014, our March 2003 share repurchase program. The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2015, 2014, and 2013:

	2015	2014	2013
Number of shares purchased (in thousands)	1,665	2,947	498
Average price per share	$34.17	$30.80	$30.90
Remaining authorization at October 31 (in thousands)	18,535	5,321	8,268
Stockholder Rights Plan and Transfer Restriction
In June 2007, we adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of our common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. No rights were exercisable at October 31, 2015.
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
10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our nonemployee directors under our stock incentive plans. We have two active stock incentive plans, one for employees (including officers) and one for nonemployee directors. Our active stock incentive plans provide for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Our active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2015, 2014, and 2013, we had 7,541,000; 8,821,000; and 4,397,000 shares, respectively, available for grant under our stock incentive plans.
We have two additional stock incentive plans for employees, officers, and directors that are inactive except for outstanding stock option awards at October 31, 2015. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for nonemployee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Total stock-based compensation expense recognized	$22,903	$21,656	$19,041
Income tax benefit recognized	$8,767	$8,322	$7,378
At October 31, 2015, 2014, and 2013, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $25.2 million, $24.0 million, and $19.9 million, respectively.
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
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2015, 2014, and 2013:

	2015	2014	2013
Expected volatility	32.69% - 42.58%	36.44% - 44.71%	44.04% - 48.13%
Weighted-average volatility	36.36%	42.71%	46.70%
Risk-free interest rate	1.53% - 2.11%	1.45% - 2.71%	0.64% - 1.56%
Expected life (years)	4.54 - 9.12	4.55 - 9.02	4.48 - 8.88
Dividends	none	none	none
Weighted-average fair value per share of options granted	$11.67	$14.26	$13.05

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense, related to stock options, for fiscal 2015, 2014 and 2013 was as follows (amounts in thousands):

	2015	2014	2013
Stock compensation expense recognized - options	$9,610	$9,005	$7,703
At October 31, 2015, total compensation cost related to nonvested stock option awards not yet recognized was approximately $13.8 million, and the weighted-average period over which we expect to recognize such compensation costs and tax benefit is approximately 2.4 years.
The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2015, 2014, and 2013 (amounts in thousands, except per share amounts):

	2015		2014		2013
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	9,358	$25.94	9,924	$24.51	10,669	$23.23
Granted	870	32.49	819	35.16	768	32.22
Exercised	(1,441)	27.52	(1,313)	20.88	(1,454)	19.21
Canceled	(762)	32.48	(72)	25.23	(59)	25.09
Balance, ending	8,025	$25.75	9,358	$25.94	9,924	$24.51
Options exercisable, at October 31,	6,098	$23.67	7,482	$24.91	7,996	$24.49
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2015, was 4.6 and 3.5, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Intrinsic value of options outstanding	$82,058	$62,073	$84,938
Intrinsic value of options exercisable	$75,034	$55,776	$68,920
Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2015, 2014, and 2013, is provided below (amounts in thousands):

	2015	2014	2013
Intrinsic value of options exercised	$12,923	$18,361	$19,632
Fair market value of options vested	$9,183	$8,447	$8,334
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

The following table provides information regarding the use of the net exercise method for fiscal 2015, 2014, and 2013:

	2015	2014	2013
Options exercised	30,000	96,162	531,000
Shares withheld	29,917	58,819	405,838
Shares issued	83	37,343	125,162
Average fair market value per share withheld	$32.64	$33.78	$32.22
Aggregate fair market value of shares withheld (in thousands)	$976	$1,987	$13,076
In addition, pursuant to the provisions of our stock option plans, optionees are permitted to use the value of our common stock that they own to pay for the exercise of options (“stock swap method”).
The following table provides information regarding the use of the stock swap method for fiscal 2014, and 2013:

	2014	2013
Options exercised	7,006	6,534
Shares tendered	4,273	4,034
Shares issued	2,733	2,500
Average market value per share tendered	$33.01	$32.61
Aggregate market value of shares tendered (in thousands)	$141	$132
No optionees used the stock swap method in fiscal 2015.
Performance-Based Restricted Stock Units:
In fiscal 2015, 2014, and 2013, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics by the Company in the year of grant. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2015, 2014, and 2013:

	2015	2014	2013
Number of shares underlying Performance-Based RSUs to be issued	300,042	288,814	302,511
Aggregate number of Performance-Based RSUs outstanding at October 31	1,261,545	961,503	672,687
Closing price of our common stock on Valuation Date	$32.49	$35.16	$37.78
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$9,748	$10,155	$11,429
Performance-Based RSU expense recognized (in thousands)	$9,863	$9,310	$6,946
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$8,850	$8,965	$8,120
Stock Price-Based Restricted Stock Units:
In each of December 2010 and 2009, the Executive Compensation Committee approved awards to certain of our executives of stock price-based restricted stock unit (“Stock Price-Based RSUs”) awards relating to shares of our common stock. In fiscal 2012, we adopted a Performance-Based Restricted Stock Award program to replace the Stock Price-Based RSU program. The Stock Price-Based RSUs vested and the recipients were entitled to receive the underlying shares when the average closing price of our common stock on the NYSE, measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs, increased 30% or more over the closing price of our common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continued to be employed by us or serve on our Board of

Directors (as applicable) as specified in the award document. In fiscal 2012, the Target Price of all Stock Price-Based RSUs issued was met.
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
In fiscal 2014, and 2013, we recognized $0.2 million and $1.8 million, respectively, of expense related to Stock Price-Based RSUs. No expenses related to Stock Price-Based RSUs were recognized in fiscal 2015. At October 31, 2015 and 2014, no Stock Price-Based RSUs were outstanding.
Nonperformance-Based Restricted Stock Units:
In fiscal 2015, 2014, and 2013, we issued nonperformance-based restricted stock units (“RSUs”) to various officers, employees, and nonemployee directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of our common stock to be issued pursuant to the RSUs multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2015, 2014, and 2013:

	2015	2014	2013
Nonperformance-Based RSUs issued:
Number of RSUs issued	124,568	99,336	94,080
Weighted average closing price of our common stock on date of issuance	$32.74	$35.16	$32.22
Aggregate fair value of RSUs issued (in thousands)	$4,078	$3,493	$3,031
Nonperformance-Based RSU expense recognized (in thousands):	$3,317	$3,012	$2,490

	2015	2014	2013
At October 31:
Aggregate Nonperformance-Based RSUs outstanding	380,548	304,286	225,252
Cumulative unamortized value of Nonperformance-Based RSUs (in thousands)	$2,542	$2,043	$1,706
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During fiscal 2015, we withheld 4,221 of the shares subject to restricted stock units to cover $146,500 of income tax withholdings and we issued the remaining 10,049 shares to the recipients.
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
During fiscal 2013, we withheld 8,509 shares subject to RSUs in Lieu to cover $308,000 of income tax withholdings and we issued the remaining 29,460 shares to the recipients. As of October 31, 2013, all RSUs in Lieu outstanding have been paid out to the participants.
Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2015, 537,000 shares were available for issuance.
The following table provides information regarding our employee stock purchase plan for fiscal 2015, 2014, and 2013:

	2015	2014	2013
Shares issued	26,674	24,275	20,362
Average price per share	$31.65	$30.59	$28.71
Compensation expense recognized (in thousands)	$113	$98	$77

11. Income Per Share Information
Information pertaining to the calculation of income per share for each of the fiscal years ended October 31, 2015, 2014, and 2013, is as follows (amounts in thousands):

	2015	2014	2013
Numerator:
Net income as reported	$363,167	$340,032	$170,606
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,561	1,557	1,604
Numerator for diluted earnings per share	$364,728	$341,589	$172,210

Denominator:
Basic weighted-average shares	176,425	177,578	169,288
Common stock equivalents (a)	2,420	2,439	2,817
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858
Diluted weighted-average shares	184,703	185,875	177,963
Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	1,826	1,970	1,509
Shares issued under stock incentive and employee stock purchase plans	1,467	1,453	1,213

(a)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under Performance-Based Restricted Stock Units and Nonperformance-Based Restricted Stock Units.

(b)	Weighted-average number of antidilutive options and restricted stock units are based upon the average of the average quarterly closing prices of our common stock on the NYSE for the year.
12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2015 and 2014, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2015	October 31, 2014
Marketable Securities	Level 2	$10,001	$12,026
Residential Mortgage Loans Held for Sale	Level 2	$123,175	$101,944
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$186	$(341)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(297)	$(108)
Forward Loan Commitments – IRLCs	Level 2	$297	$108
At October 31, 2015 and 2014, the carrying value of cash and cash equivalents and restricted cash approximated fair value.

Marketable Securities
The fair value of our marketable securities approximates the amortized costs basis as of October 31, 2015 and 2014. The estimated fair values of marketable securities are based on quoted prices provided by brokers. The remaining contractual maturities of marketable securities as of October 31, 2015 was one month.
Mortgage Loans Held for Sale
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans and commitments using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and the application of such pricing to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is included in “Other income – net.”
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2015	$121,904	$123,175	$1,271
2014	$100,463	$101,944	$1,481
IRLCs represent individual borrower agreements that commit us to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. These commitments have varying degrees of interest rate risk. We utilize best-efforts forward loan commitments (“Forward Commitments”) to hedge the interest rate risk of the IRLCs and residential mortgage loans held for sale. Forward Commitments represent contracts with third-party investors for the future delivery of loans whereby we agree to make delivery at a specified future date at a specified price. The IRLCs and Forward Commitments are considered derivative financial instruments under ASC 815, “Derivatives and Hedging,” which requires derivative financial instruments to be recorded at fair value. We estimate the fair value of such commitments based on the estimated fair value of the underlying mortgage loan and, in the case of IRLCs, the probability that the mortgage loan will fund within the terms of the IRLC. The fair values of IRLCs and forward loan commitments are included in either “Receivables, prepaid expenses and other assets” or “Accrued expenses” in our Consolidated Balance Sheets, as appropriate. To manage the risk of non-performance of investors regarding the Forward Commitments, we assess the creditworthiness of the investors on a periodic basis.
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

	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Three months ended October 31, 2015	301 - 764	3 - 24	16.3% - 22.0%
Three months ended July 31, 2015	788 - 1,298	4 - 8	15.5% -16.2%
Three months ended April 30, 2015	527 - 600	13 - 25	17.0%
Three months ended January 31, 2015	289 - 680	1 - 7	13.5% - 16.0%
Three months ended October 31, 2014	337 - 902	7 - 23	12.5% - 16.5%
Three months ended July 31, 2014	698 - 1,233	10 - 22	15.9%
Three months ended April 30, 2014	634 - 760	4 - 7	12.0% - 15.3%
Three months ended January 31, 2014	388 - 405	21 - 23	16.6%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
				$17,555
Fiscal 2013:
January 31	60	2	$5,377	$700
April 30	79	1	$749	340
July 31	76	1	$191	100
October 31	63	2	$6,798	2,200
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

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2015 and 2014 (amounts in thousands):

		2015		2014
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$1,001,702	$1,001,366	$654,261	$652,944
Senior notes (b)	Level 1	2,707,376	2,877,039	2,657,376	2,821,559
Mortgage company loan facility (c)	Level 2	100,000	100,000	90,281	90,281
		$3,809,078	$3,978,405	$3,401,918	$3,564,784

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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $8.9 million, $7.8 million, and $6.4 million for the fiscal years ended October 31, 2015, 2014, and 2013, respectively.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $21.6 million and $20.4 million at October 31, 2015 and 2014, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 3.55%, 3.55%, and 4.01% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2015, 2014, and 2013, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2015, 2014 and 2013.

Information related to our retirement plans for each of the fiscal years ended October 31, 2015, 2014, and 2013, is as follows (amounts in thousands):

	2015	2014	2013
Plan costs:
Service cost	$579	$470	$471
Interest cost	1,232	1,277	1,044
Amortization of prior service cost	806	662	843
Amortization of unrecognized losses	81	8	144
	$2,698	$2,417	$2,502
Projected benefit obligation:
Beginning of year	$34,606	$32,136	$34,319
Plan amendments adopted during year	768	511	826
Service cost	579	470	471
Interest cost	1,232	1,277	1,044
Benefit payments	(988)	(971)	(888)
Change in unrecognized loss	(382)	1,183	(3,636)
Projected benefit obligation, end of year	$35,815	$34,606	$32,136
Unamortized prior service cost:
Beginning of year	$3,003	$3,154	$3,171
Plan amendments adopted during year	768	511	826
Amortization of prior service cost	(806)	(662)	(843)
Unamortized prior service cost, end of year	$2,965	$3,003	$3,154
Accumulated unrecognized loss, October 31	$1,240	$1,703	$527
Accumulated benefit obligation, October 31	$35,815	$34,606	$32,136
Accrued benefit obligation, October 31	$35,815	$34,606	$32,136
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2025 in the aggregate (in thousands):

Year ending October 31,	Amount
2016	$988
2017	$2,028
2018	$2,124
2019	$2,468
2020	$2,576
November 1, 2020 – October 31, 2025	$14,214

14. Accumulated Other Comprehensive Loss
The tables below provide, for the fiscal years ended October 31, 2015 and 2014, the components of accumulated other comprehensive loss (amounts in thousands):

	2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,789)	$(2)	$(47)	$(2,838)
Other comprehensive (loss) income before reclassifications	(387)	3	26	(358)
Gross amounts reclassified from accumulated other comprehensive income	887			887
Income tax expense	(189)	(1)	(10)	(200)
Other comprehensive income, net of tax	311	2	16	329
Balance, end of period	$(2,478)	$—	$(31)	$(2,509)

	2014
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,112)	$(5)	$(270)	$(2,387)
Other comprehensive (loss) income before reclassifications	(1,694)	13	364	(1,317)
Gross amounts reclassified from accumulated other comprehensive income (loss)	670	(6)		664
Income tax benefit (expense)	347	(4)	(141)	202
Other comprehensive (loss) income, net of tax	(677)	3	223	(451)
Balance, end of period	$(2,789)	$(2)	$(47)	$(2,838)
Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income. Reclassifications for the realized gains on available-for-sale securities are included in “Other income – net” in the Consolidated Statements of Operations and Comprehensive Income.
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

Information regarding our land purchase commitments at October 31, 2015 and 2014, is provided in the table below (amounts in thousands):

	2015	2014
Aggregate purchase commitments:
Unrelated parties	$1,081,008	$1,043,654
Unconsolidated entities that the Company has investments in	136,340	184,260
Total	$1,217,348	$1,227,914
Deposits against aggregate purchase commitments	$79,072	$103,422
Additional cash required to acquire land	1,138,276	1,124,492
Total	$1,217,348	$1,227,914
Amount of additional cash required to acquire land included in accrued expenses	$4,809	$764
At October 31, 2015, we had an understanding to acquire 378 home sites from one of our Land Development Joint Ventures for an aggregate purchase price of $136.3 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2015, we also had purchase commitments to acquire land for apartment developments of approximately $69.4 million, of which we had outstanding deposits in the amount of $2.4 million.
In November 2014, we closed on a 99-year ground lease on land located within New York City where we are developing a high-rise luxury cooperative-owned residential building. In August 2014, we paid $4.7 million representing two years of prepaid rent under the ground lease. Pursuant to the terms of the ground lease, in the third quarter of fiscal 2015, we made an additional payment of $17.3 million when final approvals were received. As we deliver homes to our home buyers, the obligation under this lease will transfer to the building’s cooperative. We expect to deliver all homes by the end of our fiscal year ending October 31, 2018; therefore we have included two years of additional rent payments totaling $4.7 million that we expect to pay which is included in “Aggregate purchase commitments – Unrelated parties” above.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2015, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2015, we had outstanding surety bonds amounting to $606.6 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $354.7 million of work remains on these improvements. We have an additional $116.6 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2015, we had outstanding letters of credit of $118.9 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We believe it is not probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2015, we had agreements of sale outstanding to deliver 4,064 homes with an aggregate sales value of $3.50 billion.
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
Information regarding our mortgage commitments at October 31, 2015 and 2014, is provided in the table below (amounts in thousands):

	2015	2014
Aggregate mortgage loan commitments:
IRLCs	$316,184	$191,604
Non-IRLCs	941,243	709,401
Total	$1,257,427	$901,005
Investor commitments to purchase:
IRLCs	$316,184	$191,604
Mortgage loans receivable	115,859	93,261
Total	$432,043	$284,865
Lease Commitments
We lease certain facilities and equipment under non-cancelable operating leases. Rental expenses incurred by us under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2015	$12,584
2014	$12,385
2013	$10,973
At October 31, 2015, future minimum rent payments under our operating leases were (amounts in thousands):

Year ending October 31,	Amount
2016	$11,048
2017	9,009
2018	7,072
2019	5,297
2020	1,166
Thereafter	349
$33,941

16. Other Income - Net
The table below provides the components of other income - net for the years ended October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Interest income	$1,939	$2,493	$4,457
Income from ancillary businesses	23,530	10,653	9,912
Gibraltar	10,168	14,364	10,185
Management fee income from unconsolidated entities	11,299	7,306	2,890
Retained customer deposits	5,224	3,067	2,534
Income from land sales	13,150	25,489	4,435
Income recognized from settlement of litigation			13,229
Directly expensed interest		(656)
Other	2,263	3,476	4,596
Total other income – net	$67,573	$66,192	$52,238
In fiscal 2015, our security monitoring business recognized an $8.1 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
For the year ended October 31, 2014, income from land sales includes $2.9 million of previously deferred gains on our initial sales of the properties to Trust II as further described in Note 4, “Investments in Unconsolidated Entities.”
In fiscal 2013, we recognized income from the settlement of litigation as the result of three derivative lawsuits brought on our behalf against certain of our officers and directors.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Revenue	$119,732	$100,284	$89,182
Expense	$96,202	$89,631	$79,270
The table below provides revenues and expenses recognized from land sales for the years ended October 31, 2015, 2014, and 2013 (amounts in thousands):

	2015	2014	2013
Revenue	$183,870	$242,931	$29,252
Deferred gain on land sale to joint venture	(9,260)
Expense	(161,460)	(217,442)	(24,817)
	$13,150	$25,489	$4,435
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

17. Information on Operating Segments
As we discussed in Note 1, “Significant Accounting Policies - Segment Reporting,” prior to October 31, 2015, California was included in the West geographic segment. Due to the increase in our assets and operations in California, it is now presented as a separate geographic segment. Prior year amounts presented below have been reclassified to conform to the fiscal 2015 presentation.
The table below summarizes revenue and income (loss) before income taxes for each of our segments for each of the fiscal years ended October 31, 2015, 2014, and 2013 (amounts in thousands):

	Revenues			Income (loss) before income taxes
	2015	2014	2013	2015	2014	2013
Traditional Home Building:
North	$702,175	$662,734	$485,052	$59,172	$56,983	$32,648
Mid-Atlantic	845,328	817,306	652,855	69,093	78,971	79,801
South	892,303	836,498	641,331	152,991	113,584	67,934
West	665,282	517,925	369,697	106,365	78,802	42,731
California	750,036	795,802	354,673	139,133	157,561	68,570
Traditional Home Building	3,855,124	3,630,265	2,503,608	526,754	485,901	291,684
City Living	316,124	281,337	170,691	124,290	104,580	53,345
Corporate and other				(115,482)	(85,899)	(77,332)
Total	$4,171,248	$3,911,602	$2,674,299	$535,562	$504,582	$267,697
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
Total assets for each of our reportable and geographic segments at October 31, 2015 and 2014, are shown in the table below (amounts in thousands):

	2015	2014
Traditional Home Building:
North	$1,061,777	$1,053,787
Mid-Atlantic	1,225,988	1,267,563
South	1,196,650	1,165,600
West	949,566	755,849
California	2,243,309	1,920,315
Traditional Home Building	6,677,290	6,163,114
City Living	873,013	834,949
Corporate and other	1,656,212	1,400,394
Total	$9,206,515	$8,398,457
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, and the assets of our Gibraltar investments, manufacturing facilities, and mortgage subsidiary.

Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2015
Traditional Home Building:
North	$12,858	$146,063	$865,553	$1,024,474
Mid-Atlantic	33,196	194,058	956,749	1,184,003
South	4,861	205,562	806,513	1,016,936
West	8,417	198,689	726,256	933,362
California	14,386	899,675	1,149,112	2,063,173
Traditional Home Building	73,718	1,644,047	4,504,183	6,221,948
City Living	1,496	389,400	384,672	775,568
	$75,214	$2,033,447	$4,888,855	$6,997,516

Balances at October 31, 2014
Traditional Home Building:
North	$12,007	$171,780	$834,266	$1,018,053
Mid-Atlantic	29,169	209,506	994,859	1,233,534
South	10,971	219,904	793,835	1,024,710
West	18,780	201,710	519,415	739,905
California	3,342	1,189,318	658,405	1,851,065
Traditional Home Building	74,269	1,992,218	3,800,780	5,867,267
City Living	48,264	363,656	211,134	623,054
	$122,533	$2,355,874	$4,011,914	$6,490,321
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each our of geographic segments, for the years ended October 31, 2015, 2014, and 2013, are shown in the table below (amounts in thousands):

	2015	2014	2013
Traditional Home Building:
North	$15,033	$9,148	$1,762
Mid-Atlantic	19,488	9,069	522
South	720	2,285	2,400
West	420	169	365
California		7	(526)
Traditional Home Building	35,661	20,678	4,523
City Living	48
	$35,709	$20,678	$4,523

The net carrying value of our investments in unconsolidated entities and our equity in earnings from such investments, for each of our reportable and geographic segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earning from unconsolidated entities
	At October 31,		Year ended October 31,
	2015	2014	2015	2014	2013
Traditional Home Building:
Mid-Atlantic	$12,167	$11,841		$(8)
South	97,041	98,362	$11,074	2,621	$184
West		1,841	447	(166)	(183)
California	128,338	57,732	5,089	302	3,584
Traditional Home Building	237,546	169,776	16,610	2,749	3,585
City Living	52,634	159,953	(1,158)	(3,593)	1,174
Corporate and other	122,680	117,349	5,667	41,985	9,633
Total	$412,860	$447,078	$21,119	$41,141	$14,392
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

18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Cash flow information:
Interest paid, net of amount capitalized	$23,930	$10,131	$18,187
Income tax payments	$205,412	$71,608	$3,130
Income tax refunds	$16,965	$8	$1,190
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$67,890	$96,497	$45,726
Financed portion of land sale	$2,273	$6,586	$7,200
Reduction in inventory for Company's share of earnings in land purchased from unconsolidated entities	$9,188	$4,177	$3,035
Transfer of investment in REO to inventory			$764
Reclassification of deferred income from inventory to accrued liabilities			$4,545
Reclassification of inventory to property, construction, and office equipment		$9,482	$5,576
(Decrease) increase in unrecognized losses in defined benefit plans	$(382)	$1,183	$(3,636)
Defined benefit plan amendment	$768	$511	$826
Deferred tax decrease related to exercise of stock options included in APIC	$2,325	$312
Increase in accrued expenses related to Stock Price-Based RSUs		$5,086	$2,942
Income tax (expense) benefit recognized in total comprehensive income	$(200)	$202	$(1,512)
Transfer of inventory to investment in unconsolidated entities		$4,152	$54,761
Transfers of investment in unconsolidated entity to inventory	$132,256	$2,704
Transfer of other assets to investment in unconsolidated entities	$4,852
Unrealized gain on derivatives held by equity investees	$26	$364	$435
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$1,843	$1,356	$1,582
Miscellaneous increases (decreases) to investments in unconsolidated entities	$144	$249	$(1,811)
Business Acquisition:
Fair value of assets purchased, excluding cash acquired		$1,524,964
Liabilities assumed		$35,848
Cash paid, net of cash acquired		$1,489,116

19. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at October 31, 2015
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
0.50% Exchangeable Senior Notes due 2032	$287,500
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
Consolidating Balance Sheet at October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	783,599	135,394	—	918,993
Marketable securities				10,001		10,001
Restricted cash	15,227		499	1,069		16,795
Inventory			6,530,698	466,818		6,997,516
Property, construction, and office equipment, net			121,178	15,577		136,755
Receivables, prepaid expenses, and other assets	52		149,268	178,680	(43,870)	284,130
Mortgage loans held for sale				123,175		123,175
Customer deposits held in escrow			51,767	4,338		56,105
Investments in unconsolidated entities			115,999	296,861		412,860
Investments in foreclosed real estate and distressed loans				51,730		51,730
Investments in and advances to consolidated entities	4,067,722	2,726,428	4,740		(6,798,890)	—
Deferred tax assets, net of valuation allowances	198,455					198,455
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,000,439			1,000,439
Senior notes		2,669,860			19,941	2,689,801
Mortgage company loan facility				100,000		100,000
Customer deposits			271,124	13,185		284,309
Accounts payable			236,436	517		236,953
Accrued expenses		25,699	361,089	266,411	(45,133)	608,066
Advances from consolidated entities			1,932,075	850,374	(2,782,449)	—
Income taxes payable	58,868					58,868
Total liabilities	58,868	2,695,559	3,801,163	1,230,487	(2,807,641)	4,978,436
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,125	49,400		1,734	(51,134)	728,125
Retained earnings	3,595,202	(18,531)	3,956,568	42,894	(3,980,931)	3,595,202
Treasury stock, at cost	(100,040)					(100,040)
Accumulated other comprehensive loss	(2,478)		(31)			(2,509)
Total stockholders’ equity	4,222,588	30,869	3,956,585	47,634	(4,035,119)	4,222,557
Noncontrolling interest				5,522		5,522
Total equity	4,222,588	30,869	3,956,585	53,156	(4,035,119)	4,228,079
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515

Consolidating Balance Sheet at October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	455,714	130,601	—	586,315
Marketable securities			1,997	10,029		12,026
Restricted cash	15,211		2,070	1,061		18,342
Inventory			6,260,303	230,018		6,490,321
Property, construction, and office equipment, net			126,586	16,424		143,010
Receivables, prepaid expenses, and other assets			113,221	137,496	(17,590)	233,127
Mortgage loans held for sale				101,944		101,944
Customer deposits held in escrow			39,912	2,161		42,073
Investments in unconsolidated entities			132,096	314,982		447,078
Investments in foreclosed real estate and distressed loans				73,800		73,800
Investments in and advances to consolidated entities	3,714,788	2,677,448	4,740		(6,396,976)	—
Deferred tax assets, net of valuation allowances	250,421					250,421
	3,980,420	2,677,448	7,136,639	1,018,516	(6,414,566)	8,398,457
LIABILITIES AND EQUITY
Liabilities
Loans payable			651,627	992		652,619
Senior notes		2,608,910			29,331	2,638,241
Mortgage company loan facility				90,281		90,281
Customer deposits			221,084	2,715		223,799
Accounts payable			225,106	241		225,347
Accrued expenses		31,906	386,223	181,649	(18,301)	581,477
Advances from consolidated entities			2,018,981	708,167	(2,727,148)	—
Income taxes payable	125,996					125,996
Total liabilities	125,996	2,640,816	3,503,021	984,045	(2,716,118)	4,537,760
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	712,162	49,400		1,734	(51,134)	712,162
Retained earnings	3,232,035	(12,768)	3,633,618	23,410	(3,644,260)	3,232,035
Treasury stock, at cost	(88,762)					(88,762)
Accumulated other comprehensive loss	(2,790)		(48)			(2,838)
Total stockholders’ equity	3,854,424	36,632	3,633,618	28,150	(3,698,448)	3,854,376
Noncontrolling interest				6,321		6,321
Total equity	3,854,424	36,632	3,633,618	34,471	(3,698,448)	3,860,697
	3,980,420	2,677,448	7,136,639	1,018,516	(6,414,566)	8,398,457

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,213,776	77,226	(119,754)	4,171,248
Cost of revenues			3,276,078	12,909	(19,717)	3,269,270
Selling, general and administrative	113	3,560	481,943	60,377	(90,885)	455,108
	113	3,560	3,758,021	73,286	(110,602)	3,724,378
Income (loss) from operations	(113)	(3,560)	455,755	3,940	(9,152)	446,870
Other:
Income from unconsolidated entities			14,034	7,085		21,119
Other income - net	9,429		34,098	21,724	2,322	67,573
Intercompany interest income		137,362			(137,362)	—
Interest expense		(143,193)		(999)	144,192	—
Income from consolidated subsidiaries	526,246		22,359		(548,605)	—
Income (loss) before income taxes	535,562	(9,391)	526,246	31,750	(548,605)	535,562
Income tax provision (benefit)	172,395	(3,628)	203,296	12,265	(211,933)	172,395
Net income (loss)	363,167	(5,763)	322,950	19,485	(336,672)	363,167
Other comprehensive (loss) income	311		18			329
Total comprehensive income (loss)	363,478	(5,763)	322,968	19,485	(336,672)	363,496
Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,950,509	79,097	(118,004)	3,911,602
Cost of revenues			3,098,048	9,406	(25,617)	3,081,837
Selling, general and administrative	132	3,670	457,808	55,721	(84,815)	432,516
	132	3,670	3,555,856	65,127	(110,432)	3,514,353
Income (loss) from operations	(132)	(3,670)	394,653	13,970	(7,572)	397,249
Other:
Income from unconsolidated entities			40,588	553		41,141
Other income - net	9,403		40,594	15,416	779	66,192
Intercompany interest income		148,177			(148,177)	—
Interest expense		(153,898)		(1,072)	154,970	—
Income from consolidated subsidiaries	495,311		19,476		(514,787)	—
Income (loss) before income taxes	504,582	(9,391)	495,311	28,867	(514,787)	504,582
Income tax provision (benefit)	164,550	(3,609)	190,349	11,094	(197,834)	164,550
Net income (loss)	340,032	(5,782)	304,962	17,773	(316,953)	340,032
Other comprehensive income (loss)	(677)		202	24		(451)
Total comprehensive income (loss)	339,355	(5,782)	305,164	17,797	(316,953)	339,581

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,711,438	70,107	(107,246)	2,674,299
Cost of revenues			2,149,554	10,043	(26,297)	2,133,300
Selling, general and administrative	188	2,963	364,256	48,413	(75,888)	339,932
	188	2,963	2,513,810	58,456	(102,185)	2,473,232
Income (loss) from operations	(188)	(2,963)	197,628	11,651	(5,061)	201,067
Other:
Income from unconsolidated entities			9,318	5,074		14,392
Other income - net	9,433		32,217	12,616	(2,028)	52,238
Intercompany interest income		127,057			(127,057)	—
Interest expense		(133,500)		(646)	134,146	—
Income from consolidated subsidiaries	258,452		19,289		(277,741)	—
Income (loss) before income taxes	267,697	(9,406)	258,452	28,695	(277,741)	267,697
Income tax (benefit) provision	97,091	(3,691)	101,416	11,260	(108,985)	97,091
Net income (loss)	170,606	(5,715)	157,036	17,435	(168,756)	170,606
Other comprehensive loss	2,334		114	(16)		2,432
Total comprehensive income (loss)	172,940	(5,715)	157,150	17,419	(168,756)	173,038

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	45,366	2,156	100,487	(78,246)	(9,581)	60,182
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(10,181)	734		(9,447)
Sale and redemption of marketable securities			2,000			2,000
Investment in unconsolidated entities			(4,552)	(119,388)		(123,940)
Return of investments in unconsolidated entities			23,213	16,553		39,766
Investment in distressed loans and foreclosed real estate				(2,624)		(2,624)
Return of investments in distressed loans and foreclosed real estate				37,625		37,625
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	(29,620)	(48,981)			78,601	—
Net cash (used in) provided by investing activities	(29,620)	(48,981)	14,328	(67,100)	78,601	(52,772)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		350,000				350,000
Debt issuance costs for senior notes		(3,175)				(3,175)
Proceeds from loans payable			400,000	1,554,432		1,954,432
Principal payments of loans payable			(113,745)	(1,545,713)		(1,659,458)
Redemption of senior notes		(300,000)				(300,000)
Proceeds from stock-based benefit plans	39,514					39,514
Excess tax benefits from stock-based compensation	1,628					1,628
Purchase of treasury stock	(56,888)					(56,888)
Receipts related to noncontrolling interest				(785)		(785)
Intercompany advances			(73,185)	142,205	(69,020)	—
Net cash provided by (used in) financing activities	(15,746)	46,825	213,070	150,139	(69,020)	325,268
Net (decrease) increase in cash and cash equivalents	—	—	327,885	4,793	—	332,678
Cash and cash equivalents, beginning of year	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of year	—	—	783,599	135,394	—	918,993

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	137,023	15,644	279,724	(102,540)	(16,651)	313,200
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(13,161)	(1,913)		(15,074)
Sale and redemption of marketable securities			40,242			40,242
Investment in unconsolidated entities			(16,683)	(96,346)		(113,029)
Return of investments in unconsolidated entities			63,581	10,264		73,845
Investment in distressed loans and foreclosed real estate				(2,089)		(2,089)
Return of investments in distressed loans and foreclosed real estate				53,130		53,130
Acquisition of a business			(1,489,116)			(1,489,116)
Dividends received intercompany			15,000		(15,000)	—
Intercompany advances	(302,591)	(342,945)			645,536	—
Net cash provided by (used in) investing activities	(302,591)	(342,945)	(1,400,137)	(36,954)	630,536	(1,452,091)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,739)				(4,739)
Proceeds from loans payable			1,156,300	1,073,071		2,229,371
Debt issuance costs for loans payable			(3,063)			(3,063)
Principal payments of loans payable			(704,320)	(1,062,795)		(1,767,115)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,365					220,365
Proceeds from stock-based benefit plans	28,364					28,364
Excess tax benefits from stock-based compensation	7,593					7,593
Purchase of treasury stock	(90,754)					(90,754)
Receipts related to noncontrolling interest				172		172
Dividends paid intercompany				(15,000)	15,000	—
Intercompany advances			457,108	171,777	(628,885)	—
Net cash provided by financing activities	165,568	327,301	906,025	167,225	(613,885)	952,234
Net (decrease) increase in cash and cash equivalents	—	—	(214,388)	27,731	—	(186,657)
Cash and cash equivalents, beginning of year	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of year	—	—	455,714	130,601	—	586,315

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2013

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	116,508	5,163	(518,598)	(161,333)	(10,703)	(568,963)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(15,038)	(11,529)		(26,567)
Purchase of marketable securities			(25,938)	(10,264)		(36,202)
Sale and redemption of marketable securities			357,583	60,263		417,846
Investment in unconsolidated entities			(34,071)	(59,327)		(93,398)
Return of investments in unconsolidated entities			43,405	26,404		69,809
Investment in distressed loans and foreclosed real estate				(26,155)		(26,155)
Return of investments in distressed loans and foreclosed real estate				27,370		27,370
Intercompany advances	(141,346)	(241,693)			383,039	—
Net cash provided by (used in) investing activities	(141,346)	(241,693)	325,941	6,762	383,039	332,703
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		400,383				400,383
Proceeds from loans payable				1,164,531		1,164,531
Principal payments of loans payable			(33,329)	(1,162,195)		(1,195,524)
Redemption of senior notes		(163,853)				(163,853)
Proceeds from stock-based benefit plans	15,798					15,798
Excess tax benefits from stock-based compensation	24,417					24,417
Purchase of treasury stock	(15,377)					(15,377)
Receipts related to noncontrolling interest				33		33
Intercompany advances			184,064	188,272	(372,336)	—
Net cash provided by financing activities	24,838	236,530	150,735	190,641	(372,336)	230,408
Net decrease in cash and cash equivalents	—	—	(41,922)	36,070	—	(5,852)
Cash and cash equivalents, beginning of year	—	—	712,024	66,800	—	778,824
Cash and cash equivalents, end of year	—	—	670,102	102,870	—	772,972

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended,
	October 31	July 31	April 30	January 31
Fiscal 2015:
Revenue	$1,437,202	$1,028,011	$852,583	$853,452
Gross profit (a)	$320,870	$203,617	$174,071	$203,420
Income before income taxes	$217,543	$107,464	$86,532	$124,023
Net income	$147,163	$66,749	$67,930	$81,325
Income per share (b)
Basic	$0.83	$0.38	$0.38	$0.46
Diluted	$0.80	$0.36	$0.37	$0.44
Weighted-average number of shares
Basic	176,370	176,797	176,458	176,076
Diluted	184,736	185,133	184,838	184,107

Fiscal 2014:
Revenue	$1,350,690	$1,056,857	$860,374	$643,681
Gross profit (a)	$288,115	$239,625	$172,376	$129,649
Income before income taxes	$188,538	$151,325	$93,484	$71,235
Net income	$131,524	$97,707	$65,222	$45,580
Income per share (b)
Basic	$0.74	$0.55	$0.37	$0.26
Diluted	$0.71	$0.53	$0.35	$0.25
Weighted-average number of shares
Basic	177,540	178,217	178,082	176,474
Diluted	185,669	186,501	186,442	184,888

(a)
Gross profit in the third quarter and fourth quarter of fiscal 2015 included charges, net of reversals, of $4.9 million and $8.2 million, respectively, associated with stucco-related claims, construction claims, and litigation. Gross profit in the fourth quarter of 2014 included charges of $32.0 million associated with such items. See Note 7, “Accrued Expenses,” for additional information regarding certain of these charges.

(b)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.