Form 10-Q
period 2016-01-31
TOLL BROTHERS INC
filed 2016-03-03
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
At March 1, 2016, there were approximately 168,526,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2016	October 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$336,244	$918,993
Marketable securities		10,001
Restricted cash	29,350	16,795
Inventory	7,180,050	6,997,516
Property, construction, and office equipment, net	134,746	136,755
Receivables, prepaid expenses, and other assets	293,467	284,130
Mortgage loans held for sale	73,145	123,175
Customer deposits held in escrow	58,302	56,105
Investments in unconsolidated entities	414,864	412,860
Investments in foreclosed real estate and distressed loans	48,576	51,730
Deferred tax assets, net of valuation allowances	194,693	198,455
	$8,763,437	$9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable	$615,298	$1,000,439
Senior notes	2,690,889	2,689,801
Mortgage company loan facility	63,907	100,000
Customer deposits	301,282	284,309
Accounts payable	264,452	236,953
Accrued expenses	607,077	608,066
Income taxes payable	64,567	58,868
Total liabilities	4,607,472	4,978,436
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,933 and 177,931 shares issued at January 31, 2016 and October 31, 2015, respectively	1,779	1,779
Additional paid-in capital	718,412	728,125
Retained earnings	3,668,382	3,595,202
Treasury stock, at cost — 7,382 and 3,084 shares at January 31, 2016 and October 31, 2015, respectively	(235,654)	(100,040)
Accumulated other comprehensive loss	(2,770)	(2,509)
Total stockholders’ equity	4,150,149	4,222,557
Noncontrolling interest	5,816	5,522
Total equity	4,155,965	4,228,079
	$8,763,437	$9,206,515
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2016	2015
Revenues	$928,566	$853,452

Cost of revenues	712,311	650,032
Selling, general and administrative	121,796	106,314
	834,107	756,346
Income from operations	94,459	97,106
Other:
Income from unconsolidated entities	8,638	4,901
Other income – net	13,720	22,016
Income before income taxes	116,817	124,023
Income tax provision	43,637	42,698
Net income	$73,180	$81,325

Other comprehensive (loss) income, net of tax:
Change in pension liability	(288)	(178)
Change in fair value of available-for-sale securities		2
Change in unrealized income (loss) on derivative held by equity investee	27	(7)
Other comprehensive loss	(261)	(183)
Total comprehensive income	$72,919	$81,142

Income per share:
Basic	$0.42	$0.46
Diluted	$0.40	$0.44
Weighted-average number of shares:
Basic	174,205	176,076
Diluted	182,391	184,107
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2016	2015
Cash flow used in operating activities:
Net income	$73,180	$81,325
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,533	5,809
Stock-based compensation	9,223	7,446
Excess tax benefits from stock-based compensation	(297)	(1,866)
Income from unconsolidated entities	(8,638)	(4,901)
Distributions of earnings from unconsolidated entities	3,870	4,393
Income from foreclosed real estate and distressed loans	(1,553)	(2,345)
Deferred tax provision	587	(1,433)
Change in deferred tax valuation allowances	148	(207)
Inventory impairments and write-offs	1,281	1,144
Other	658	555
Changes in operating assets and liabilities
Increase in inventory	(173,440)	(114,416)
Origination of mortgage loans	(215,674)	(167,063)
Sale of mortgage loans	265,703	212,356
(Increase) decrease in restricted cash	(12,555)	880
Increase in receivables, prepaid expenses, and other assets	(9,546)	(255)
Increase in customer deposits	14,776	14,039
Increase (decrease) in accounts payable and accrued expenses	17,523	(10,147)
Increase (decrease) in income taxes payable	5,996	(58,362)
Net cash used in operating activities	(23,225)	(33,048)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(1,593)	(2,884)
Sale and redemption of marketable securities	10,000	2,000
Investments in unconsolidated entities	(11,838)	(18,684)
Return of investments in unconsolidated entities	14,804	6,340
Investment in foreclosed real estate and distressed loans	(694)	(1,468)
Return of investments in foreclosed real estate and distressed loans	5,321	6,592
Net cash provided by (used in) investing activities	16,000	(8,104)
Cash flow used in financing activities:
Debt issuance costs for senior notes	(64)
Proceeds from loans payable	339,854	214,624
Principal payments of loans payable	(770,539)	(272,334)
Proceeds from stock-based benefit plans	4,769	17,773
Excess tax benefits from stock-based compensation	297	1,866
Purchase of treasury stock	(150,135)	(6,242)
Receipts related to noncontrolling interest, net	294	50
Net cash used in financing activities	(575,524)	(44,263)
Net decrease in cash and cash equivalents	(582,749)	(85,415)
Cash and cash equivalents, beginning of period	918,993	586,315
Cash and cash equivalents, end of period	$336,244	$500,900
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2015 balance sheet amounts and disclosures included herein have been derived from our October 31, 2015 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (“2015 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2016; the results of our operations for the three-month periods ended January 31, 2016 and 2015; and our cash flows for the three-month periods ended January 31, 2016 and 2015. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. We adopted ASU 2014-04 on November 1, 2015, and the adoption did not have a material effect on our condensed consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for us beginning February 1, 2019, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our condensed consolidated financial statements and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for us beginning February 1, 2016. Upon adoption of ASU 2015-02, we expect that one unconsolidated joint venture, not previously identified as a VIE, will be determined to be a VIE, which will result in a modification of our current disclosures. However, the adoption of ASU 2015-02 is not expected to have a material effect on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us beginning November 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 may have on our condensed consolidated financial statements and disclosures.
2. Inventory
Inventory at January 31, 2016 and October 31, 2015 consisted of the following (amounts in thousands):

	January 31, 2016	October 31, 2015
Land controlled for future communities	$78,191	$75,214
Land owned for future communities	1,913,008	2,033,447
Operating communities	5,188,851	4,888,855
	$7,180,050	$6,997,516
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

	January 31, 2016	October 31, 2015
Land owned for future communities:
Number of communities	21	15
Carrying value (in thousands)	$144,979	$119,138
Operating communities:
Number of communities	7	11
Carrying value (in thousands)	$39,901	$63,668

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2016	2015
Land controlled for future communities	$381	$244
Land owned for future communities	300
Operating communities	600	900
	$1,281	$1,144
See Note 12, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
See Note 14, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2016, we evaluated our land purchase contracts to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land. Our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred, and the creditors of the sellers generally have no recourse against us. At January 31, 2016, we determined that 59 land purchase contracts, with an aggregate purchase price of $640.5 million, on which we had made aggregate deposits totaling $41.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2015, we determined that 61 land purchase contracts, with an aggregate purchase price of $663.6 million, on which we had made aggregate deposits totaling $45.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2016	2015
Interest capitalized, beginning of period	$373,128	$356,180
Interest incurred	40,107	40,504
Interest expensed to cost of revenues	(32,023)	(28,377)
Write-off against other income	(275)	(1,328)
Interest capitalized on investments in unconsolidated entities	(1,007)	(2,751)
Interest capitalized, end of period	$379,930	$364,228
3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These joint ventures (i) develop land for the joint venture participants and, in other cases, for sale to other third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investments in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”).
The table below provides information as of January 31, 2016, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Number of unconsolidated entities	7	3	10	1	21
Investment in unconsolidated entities	$211,965	$76,972	$116,338	$9,589	$414,864
Number of unconsolidated entities with funding commitments by the Company	5	2	2	—	9
Company's remaining funding commitment to unconsolidated entities (a)	$251,607	$18,768	$4,439	$—	$274,814

(a)	The remaining funding commitment for our Land Development Joint Ventures includes $90.0 million, which one of the joint ventures expects to fund through outside financing.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2016, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	2	9	15
Aggregate loan commitments	$470,000	$222,000	$779,902	$1,471,902
Amounts borrowed under commitments	$429,056	$126,869	$562,546	$1,118,471
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
Land Development Joint Ventures
See Note 14, “Commitments and Contingencies,” for information regarding land purchase agreements that we have with our Land Development Joint Ventures.

In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At January 31, 2016, we had an investment of $77.0 million in this joint venture and were committed to make additional contributions to this joint venture of up to $220.3 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller.
Home Building Joint Ventures
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we realized on the sale was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. At January 31, 2016, we had an investment of $17.0 million in this joint venture. The joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At January 31, 2016, the joint venture had $79.8 million borrowed under the construction loan.
We have an investment in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in New York City being developed by a related joint venture, discussed below in Rental Property Joint Ventures. At January 31, 2016, we had invested $40.2 million in this joint venture and expect to make additional investments of approximately $10.5 million for the development of this project. In the first quarter of fiscal 2015, this joint venture, along with the related hotel joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel, of which we allocated $98.0 million to the condominium project. At January 31, 2016, this joint venture had $47.1 million of outstanding borrowings under the construction loan agreement.
Rental Property Joint Ventures
In the second quarter of fiscal 2015, we entered into two joint ventures with an unrelated party to develop luxury for-rent residential apartment buildings. Prior to the formation of these joint ventures, we acquired the properties, through two 100%-owned entities, and incurred $18.8 million of land and land development costs. Our partner acquired a 75% interest in each of these entities for $14.5 million. At January 31, 2016, we had a combined investment of $10.1 million in these ventures. In addition, in fiscal 2015, these joint ventures entered into construction loan agreements with several banks to provide up to $87.0 million of financing for the development of their respective apartment buildings. At January 31, 2016, these joint ventures had $0.9 million of borrowings under the construction loan agreements.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in the urban New York market being developed by a related joint venture, discussed in Home Building Joint Ventures above. At January 31, 2016, we had invested $27.0 million in this joint venture and expect to make additional investments of approximately $4.0 million for the development of the luxury hotel. In the first quarter of fiscal 2015, this joint venture, along with the related condominium joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel, of which we allocated $62.0 million to the hotel project. At January 31, 2016, this joint venture had $27.5 million of outstanding borrowings under the construction loan agreement.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by Robert I. Toll, Bruce E. Toll (and members of his family), Douglas C. Yearley, Jr., and former members of our senior management; and one-third by an unrelated party. As of January 31, 2016, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.4 million and $0.6 million in the three-month periods ended January 31, 2016 and 2015, respectively. In each of the three months ended January 31, 2016 and 2015, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of January 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $945.2 million and had borrowed an aggregate of $591.8 million. The terms of these guarantees generally range from 10 months to 51 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $945.2 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $85.8 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at January 31, 2016, our maximum potential exposure under all guarantees is estimated to be approximately $591.8 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $591.8 million, $59.9 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $10.2 million of ground lease payments and insurance deductibles for three joint ventures.
As of January 31, 2016, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.8 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At January 31, 2016 and October 31, 2015, we determined that one of our joint ventures was a VIE under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of the VIE because the power to direct the activities of such VIE that most significantly impact its performance was shared by us and such VIE’s other partners. Business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At January 31, 2016 and October 31, 2015, our investment in the unconsolidated joint venture deemed to be a VIE, which is included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $6.5 million and $6.7 million, respectively. At January 31, 2016 and October 31, 2015, the maximum exposure of loss to our investment in the unconsolidated joint venture that is a VIE is limited to our investment in the unconsolidated VIE, except with regard to $89.8 million of loan guarantees and $0.4 million of additional commitments to the VIE. Of our potential exposure for these loan guarantees, $14.3 million is related to repayment and carry cost guarantees.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands):
Condensed Balance Sheets:

	January 31, 2016
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$35,054	$7,830	$27,710	$37,785	$108,379
Inventory	713,254	338,853			1,052,107
Non-performing loan portfolio				17,976	17,976
Rental properties			361,191		361,191
Rental properties under development			381,411		381,411
Real estate owned (“REO”)				98,372	98,372
Other assets	75,522	68,576	11,976	2,469	158,543
Total assets	$823,830	$415,259	$782,288	$156,602	$2,177,979
Debt (1)	$430,143	$132,430	$562,546		$1,125,119
Other liabilities	31,673	75,017	29,145	4,125	139,960
Members’ equity	362,014	207,812	190,597	61,004	821,427
Noncontrolling interest				91,473	91,473
Total liabilities and equity	$823,830	$415,259	$782,288	$156,602	$2,177,979
Company’s net investment in unconsolidated entities (2)	$211,965	$76,972	$116,338	$9,589	$414,864

	October 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Cash and cash equivalents	$29,281	$11,203	$44,310	$10,469	$95,263
Inventory	701,527	322,630			1,024,157
Non-performing loan portfolio				27,572	27,572
Rental properties			278,897		278,897
Rental properties under development			390,399		390,399
Real estate owned (“REO”)				117,758	117,758
Other assets (1)	70,799	61,144	12,199	80,475	224,617
Total assets	$801,607	$394,977	$725,805	$236,274	$2,158,663
Debt (1)	$417,025	$117,251	$514,895	$77,950	$1,127,121
Other liabilities	29,772	70,078	30,329	136	130,315
Members’ equity	354,810	207,648	180,581	63,288	806,327
Noncontrolling interest				94,900	94,900
Total liabilities and equity	$801,607	$394,977	$725,805	$236,274	$2,158,663
Company’s net investment in unconsolidated entities (2)	$214,060	$76,120	$110,454	$12,226	$412,860

(1)
Included in other assets of the Structured Asset Joint Venture at October 31, 2015 is $78.0 million of restricted cash held in a defeasance account that was used to repay debt of the Structured Asset Joint Venture in December 2015.

(2)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of the acquisition price of an investment in a land development joint venture in fiscal 2012 that was in excess of our pro rata share of the underlying equity; impairments related to our investment in unconsolidated entities; interest capitalized on our investment; the estimated fair value of the guarantees provided to the joint ventures; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the three months ended January 31, 2016
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$12,622	$16,042	$12,884	$938	$42,486
Cost of revenues	7,159	13,476	7,691	7,187	35,513
Other expenses	1,029	1,522	6,190	566	9,307
Total expenses	8,188	14,998	13,881	7,753	44,820
Gain on disposition of loans and REO				25,983	25,983
Income (loss) from operations	4,434	1,044	(997)	19,168	23,649
Other income (loss)	821	(73)	75	182	1,005
Net income (loss)	5,255	971	(922)	19,350	24,654
Less: income attributable to noncontrolling interest				(11,610)	(11,610)
Net income (loss) attributable to controlling interest	5,255	971	(922)	7,740	13,044
Other comprehensive income			87		87
Total comprehensive income (loss)	$5,255	$971	$(835)	$7,740	$13,131
Company’s equity in earnings of unconsolidated entities (3)	$5,006	$343	$1,742	$1,547	$8,638

	For the three months ended January 31, 2015
	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Structured Asset Joint Venture	Total
Revenues	$18,276	$19,294	$7,611	$889	$46,070
Cost of revenues	9,630	16,913	3,269	6,074	35,886
Other expenses	135	1,575	4,388	326	6,424
Total expenses	9,765	18,488	7,657	6,400	42,310
Gain on disposition of loans and REO				7,631	7,631
Income (loss) from operations	8,511	806	(46)	2,120	11,391
Other income		72		586	658
Net income (loss)	8,511	878	(46)	2,706	12,049
Less: income attributable to noncontrolling interest				(1,623)	(1,623)
Net income (loss) attributable to controlling interest	8,511	878	(46)	1,083	10,426
Other comprehensive loss			(22)		(22)
Total comprehensive income (loss)	$8,511	$878	$(68)	$1,083	$10,404
Company’s equity in earnings of unconsolidated entities (3)	$2,442	$542	$1,700	$217	$4,901

(3)
Differences between our equity in earnings of unconsolidated entities and the underlying net income (loss) of the entities are primarily a result of a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, recoveries of previously incurred charges, and our share of the entities’ profits related to home sites purchased by us, which reduces our cost basis of the home sites acquired.

4. Investments in Foreclosed Real Estate and Distressed Loans
Investments in REO and distressed loans consisted of the following, as of the dates indicated (amounts in thousands):

	January 31, 2016	October 31, 2015
Investment in REO:
Held and used classification	$35,128	$48,514
Held for sale classification	12,197	1,719
	47,325	50,233
Investment in distressed loans	1,251	1,497
	$48,576	$51,730
Investments in REO
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Three months ended January 31,
	2016	2015
Balance, beginning of period	$50,233	$69,799
Additions	694	1,676
Sales	(3,367)	(4,286)
Impairments	(155)	(169)
Depreciation	(80)	(86)
Balance, end of period	$47,325	$66,934
Investments in Distressed Loans
Our investments in distressed loans represent nonperforming loans classified as nonaccrual in accordance with ASC 310-10, “Receivable.” Interest income is not recognized on nonaccrual loans. When a loan is classified as nonaccrual, any subsequent cash receipt is accounted for using the cost recovery method.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2016 and October 31, 2015, loans payable consisted of the following (amounts in thousands):

	January 31, 2016	October 31, 2015
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	—	350,000
Loans payable – other	116,464	151,702
Deferred issuance costs	(1,166)	(1,263)
	$615,298	$1,000,439
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase. At January 31, 2016, the interest rate on borrowings under the Term Loan Facility was 1.83% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below. The Term Loan Facility will mature and amounts owing thereunder will become due and payable on February 3, 2019.

Credit Facility
On August 1, 2013, we entered into a $1.035 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks (the “Aggregate Credit Commitment”). The commitments under the Credit Facility are scheduled to expire on August 1, 2018. We are obligated to pay an undrawn commitment fee to the lenders under the Credit Facility, which is based on the average daily unused amount of the Aggregate Credit Commitment and our leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.53 billion. Under the terms of the Credit Facility, at January 31, 2016, our leverage ratio was approximately 0.74 to 1.00, and our tangible net worth was approximately $4.12 billion. Based upon the minimum tangible net worth requirement in the Credit Facility, our ability to repurchase our common stock was limited to approximately $1.90 billion as of January 31, 2016.
At January 31, 2016, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $108.3 million. At January 31, 2016, the interest rate on borrowings under the Credit Facility would have been 1.93% per annum. Subsequent to January 31, 2016, we borrowed $75.0 million under the Credit Facility.
Loans Payable – Other
Our “Loans payable – other” represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2016, the weighted-average interest rate on “Loans payable – other” was 3.83% per annum.
Senior Notes
At January 31, 2016, we, through Toll Brothers Finance Corp., had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.71 billion.
In October 2015, we issued $350.0 million aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes”) at par. We received $347.7 million of net proceeds from this issuance of the 4.875% Senior Notes.
In May 2015, we repaid, at maturity, the $300.0 million of then-outstanding outstanding principal amount of 5.15% Senior Notes due May 15, 2015.
Mortgage Company Loan Facility
In July 2015, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $50.0 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100.0 million for a short period of time. The Repurchase Agreement, as amended, expires on July 18, 2016, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At January 31, 2016, the interest rate on the Repurchase Agreement was 2.19% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Repurchase Agreement. At January 31, 2016, we had $63.9 million of outstanding borrowings under the Repurchase Agreement.

6. Accrued Expenses
Accrued expenses at January 31, 2016 and October 31, 2015 consisted of the following (amounts in thousands):

	January 31, 2016	October 31, 2015
Land, land development, and construction	$106,885	$118,634
Compensation and employee benefits	121,262	125,045
Self-insurance	115,084	113,727
Warranty	90,661	93,083
Interest	39,195	26,926
Commitments to unconsolidated entities	5,534	5,534
Other	128,456	125,117
	$607,077	$608,066
As previously disclosed in Note 7, “Accrued Expenses” in our 2015 Form 10-K, we determined that we will need to make stucco-related repairs to homes in certain completed communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). We continue to review our potential liability as new claims are submitted, and we believe that at January 31, 2016, our existing reserves and insurance were sufficient. Due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated.
In addition, also as previously disclosed in Note 7, “Accrued Expenses” in our 2015 Form 10-K, we have received construction claims from three related multifamily community associations in California alleging issues with design and construction and damage to exterior common area elements. We believe that we have coverage under multiple owner controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. We completed a settlement of one of the claims during fiscal 2015. In addition, we completed a settlement on a second claim in December 2015, which was previously accrued for as of October 31, 2015. As of January 31, 2016, we believe that our existing reserves and insurance were sufficient. Due to issues related to insurance coverage on all three construction claims, the degree of judgment required, and the potential for variability in our underlying assumptions, our actual future costs could differ from our estimates.
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
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2016	2015
Balance, beginning of period	$93,083	$86,282
Additions – homes closed during the period	4,496	3,918
Increase in accruals for homes closed in prior years	2,453	868
Charges incurred	(9,371)	(6,373)
Balance, end of period	$90,661	$84,695
7. Income Taxes
We recorded an income tax provision of $43.6 million and $42.7 million for the three months ended January 31, 2016 and 2015, respectively. The effective tax rate for the three months ended January 31, 2016, was 37.4%, compared to 34.4% for the three months ended January 31, 2015. The income tax provisions for both periods included the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate our rate for the full fiscal year 2016 for state income taxes at 6.7%. Our state income tax rate for the full fiscal year 2015 was 6.3%.

For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $31.3 million and $31.1 million as of January 31, 2016 and October 31, 2015, respectively.
At January 31, 2016, we had $52.5 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
8. Stock-Based Benefit Plans
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2016	2015
Total stock-based compensation expense recognized	$9,223	$7,446
Income tax benefit recognized	$3,555	$2,809
At January 31, 2016 and October 31, 2015, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $44.7 million and $25.2 million, respectively.
9. Accumulated Other Comprehensive Loss
The tables below provide, for the periods indicated, the components of accumulated other comprehensive loss (amounts in thousands):

	Three months ended January 31, 2016
	Employee retirement plans	Derivative instruments	Total
Balance, beginning of period	$(2,478)	$(31)	$(2,509)
Other comprehensive (loss) income before reclassifications	(757)	43	(714)
Gross amounts reclassified from accumulated other comprehensive income	230		230
Income tax benefit (expense)	239	(16)	223
Other comprehensive (loss) income, net of tax	(288)	27	(261)
Balance, end of period	$(2,766)	$(4)	$(2,770)

	Three months ended January 31, 2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,789)	$(2)	$(47)	$(2,838)
Other comprehensive (loss) income before reclassifications	(501)	3	(11)	(509)
Gross amounts reclassified from accumulated other comprehensive income	216			216
Income tax benefit (expense)	107	(1)	4	110
Other comprehensive (loss) income, net of tax	(178)	2	(7)	(183)
Balance, end of period	$(2,967)	$—	$(54)	$(3,021)

Reclassifications for the amortization of the employee retirement plans are included in “Selling, general and administrative”
expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
10. Stock Repurchase Program
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

	Three months ended January 31,
	2016	2015
Number of shares purchased (in thousands)	4,770	201
Average price per share	$31.48	$31.08
Remaining authorization at January 31 (in thousands)	13,765	19,999
Subsequent to January 31, 2016, we repurchased approximately 2.0 million shares of our common stock at an average price of $27.19 per share.
11. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2016	2015
Numerator:
Net income as reported	$73,180	$81,325
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	389	394
Numerator for diluted earnings per share	$73,569	$81,719

Denominator:
Basic weighted-average shares	174,205	176,076
Common stock equivalents (a)	2,328	2,173
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858
Diluted weighted-average shares	182,391	184,107

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	2,954	2,367
Shares issued under stock incentive and employee stock purchase plans	473	677

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

12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2016	October 31, 2015
Marketable Securities	Level 2		$10,001
Residential Mortgage Loans Held for Sale	Level 2	$73,145	$123,175
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$478	$186
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$871	$(297)
Forward Loan Commitments — IRLCs	Level 2	$(871)	$297
At January 31, 2016 and October 31, 2015, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Marketable Securities
The fair value of our marketable securities approximates the amortized cost basis as of October 31, 2015. The estimated fair value of marketable securities was based on quoted prices provided by brokers.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2016	$71,875	$73,145	$1,270
At October 31, 2015	$121,904	$123,175	$1,271
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2015 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2016:
January 31	—	—	—

Fiscal 2015:
January 31	289 - 680	1 - 7	13.5% - 16.0%
April 30	527 - 600	13 - 25	17.0%
July 31	788 - 1,298	4 - 8	15.5% - 16.2%
October 31	301 - 764	3 - 24	16.3% - 22.0%

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2016:
January 31	43	2	$1,713	$600
				$600
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2016		October 31, 2015
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$616,464	$616,213	$1,001,702	$1,001,366
Senior notes (b)	Level 1	2,707,376	2,799,841	2,707,376	2,877,039
Mortgage company loan facility (c)	Level 2	63,907	63,907	100,000	100,000
		$3,387,747	$3,479,961	$3,809,078	$3,978,405

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides, for the periods indicated, the components of other income – net (amounts in thousands):

	Three months ended January 31,
	2016	2015
Interest income	$404	$488
Income from ancillary businesses	3,729	10,839
Gibraltar	828	822
Management fee income from unconsolidated entities	2,107	2,979
Retained customer deposits	2,113	1,340
Income from land sales	3,998	4,817
Other	541	731
Total other income – net	$13,720	$22,016
In the three months ended January 31, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015 period, which is included in income from ancillary businesses in the table above.

Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2016	2015
Revenue	$24,869	$31,280
Expense	$21,140	$20,441
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Three months ended January 31,
	2016	2015
Revenue	$10,691	$104,021
Deferred gain on land sale to joint venture		(9,260)
Expense	(6,693)	(89,944)
Income from land sales	$3,998	$4,817
Land sale revenues for the three months ended January 31, 2015, include $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We will recognize the gain as units are sold to the ultimate home buyers. See Note 3, “Investments in Unconsolidated Entities,” for more information on this transaction.
14. Commitments and Contingencies
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
Investments in Unconsolidated Entities
At January 31, 2016, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
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

Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2016	October 31, 2015
Aggregate purchase commitments:
Unrelated parties	$1,099,657	$1,081,008
Unconsolidated entities that the Company has investments in	136,340	136,340
Total	$1,235,997	$1,217,348
Deposits against aggregate purchase commitments	$78,097	$79,072
Additional cash required to acquire land	1,157,900	1,138,276
Total	$1,235,997	$1,217,348
Amount of additional cash required to acquire land in accrued expenses	$1,680	$4,809
In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2016, we also had purchase commitments to acquire land for apartment developments of approximately $63.5 million, of which we had outstanding deposits in the amount of $2.2 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At January 31, 2016, we had outstanding surety bonds amounting to $620.5 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $331.7 million of work remains on these improvements. We have an additional $130.1 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2016, we had outstanding letters of credit of $108.3 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2016, we had agreements of sale outstanding to deliver 4,251 homes with an aggregate sales value of $3.66 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2016	October 31, 2015
Aggregate mortgage loan commitments:
IRLCs	$371,770	$316,184
Non-IRLCs	1,026,586	941,243
Total	$1,398,356	$1,257,427
Investor commitments to purchase:
IRLCs	$371,770	$316,184
Mortgage loans receivable	67,374	115,859
Total	$439,144	$432,043

15. Information on Operating Segments
We operate in two segments: traditional home building and urban infill. We build and sell detached and attached homes in luxury residential communities located in affluent suburban markets that cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”).
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Nevada, and Washington
California:    California
Prior to October 31, 2015, California was included in the West geographic segment. Due to the increase in our assets and operations in California, effective October 31, 2015, California is presented as a separate geographic segment. Amounts reported in priors years have been reclassified herein to conform to this current presentation.
Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2016	2015
Revenues:
Traditional Home Building:
North	$120,818	$132,436
Mid-Atlantic	169,808	163,388
South	146,798	161,867
West	137,258	122,353
California	216,903	165,589
Traditional Home Building	791,585	745,633
City Living	136,981	107,819
Total	$928,566	$853,452

Income (loss) before income taxes:
Traditional Home Building:
North	$8,033	$10,567
Mid-Atlantic	16,983	18,724
South	21,245	23,324
West	19,688	20,431
California	43,536	24,928
Traditional Home Building	109,485	97,974
City Living	43,680	51,345
Corporate and other	(36,348)	(25,296)
Total	$116,817	$124,023
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

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2016	October 31, 2015
Traditional Home Building:
North	$1,103,413	$1,061,777
Mid-Atlantic	1,220,407	1,225,988
South	1,244,100	1,196,650
West	1,028,305	949,566
California	2,277,125	2,243,309
Traditional Home Building	6,873,350	6,677,290
City Living	846,668	873,013
Corporate and other	1,043,419	1,656,212
Total	$8,763,437	$9,206,515
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.
Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at January 31, 2016:
Traditional Home Building:
North	$18,073	$149,220	$908,254	$1,075,547
Mid-Atlantic	34,612	190,805	959,860	1,185,277
South	4,389	97,072	969,104	1,070,565
West	3,308	231,142	776,103	1,010,553
California	17,056	828,158	1,246,340	2,091,554
Traditional Home Building	77,438	1,496,397	4,859,661	6,433,496
City Living	753	416,611	329,190	746,554
	$78,191	$1,913,008	$5,188,851	$7,180,050

Balances at October 31, 2015:
Traditional Home Building:
North	$12,858	$146,063	$865,553	$1,024,474
Mid-Atlantic	33,196	194,058	956,749	1,184,003
South	4,861	205,562	806,513	1,016,936
West	8,417	198,689	726,256	933,362
California	14,386	899,675	1,149,112	2,063,173
Traditional Home Building	73,718	1,644,047	4,504,183	6,221,948
City Living	1,496	389,400	384,672	775,568
	$75,214	$2,033,447	$4,888,855	$6,997,516

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each our of segments, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2016	2015
Traditional Home Building:
North	$12	$430
Mid-Atlantic	9	161
South	635	549
West	625	4
Total	$1,281	$1,144
Investments in unconsolidated entities and equity in earnings from such investments for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

			Equity in earnings from unconsolidated entities
	Investments in unconsolidated entities		Three months ended January 31,
	January 31, 2016	October 31, 2015	2016	2015
Traditional Home Building:
Mid-Atlantic	$12,332	$12,167	$—	$—
South	95,394	97,041	2,424	2,766
West	—	—	2,921	504
California	123,951	128,338	187	83
Traditional Home Building	231,677	237,546	5,532	3,353
City Living	57,260	52,634	(183)	(369)
Corporate and other	125,927	122,680	3,289	1,917
Total	$414,864	$412,860	$8,638	$4,901
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Structured Asset Joint Venture.

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2016	2015
Cash flow information:
Interest capitalized, net of amount paid	$8,227	$1,299
Income tax payments	$38,781	$102,772
Income tax refunds	$1,874	$71
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$10,534	$26,211
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities	$160	$2,324
Defined benefit plan amendment	$757	$501
Deferred tax decrease related to stock based compensation activity included in additional paid-in capital	$3,249
Increase in accrued expenses related to stock based compensation	$6,230
Income tax benefit recognized in total comprehensive income	$223	$110
Unrealized gain (loss) on derivatives held by equity investees	$43	$(11)
(Decrease) increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$(1)	$1,431
Miscellaneous decreases to investments in unconsolidated entities		$(96)
17. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at
January 31, 2016
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
Condensed Consolidating Balance Sheet at January 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	178,762	157,482	—	336,244
Restricted cash	15,192		255	13,903		29,350
Inventory			6,756,683	423,367		7,180,050
Property, construction and office equipment, net			119,303	15,443		134,746
Receivables, prepaid expenses and other assets	108		175,176	169,600	(51,417)	293,467
Mortgage loans held for sale				73,145		73,145
Customer deposits held in escrow			57,012	1,290		58,302
Investments in unconsolidated entities			109,031	305,833		414,864
Investments in foreclosed real estate and distressed loans				48,576		48,576
Investments in and advances to consolidated entities	4,004,727	2,740,891	4,740		(6,750,358)	—
Deferred tax assets, net of valuation allowances	194,693					194,693
	4,214,720	2,740,891	7,400,962	1,208,639	(6,801,775)	8,763,437
LIABILITIES AND EQUITY
Liabilities
Loans payable			615,298			615,298
Senior notes		2,673,316			17,573	2,690,889
Mortgage company loan facility				63,907		63,907
Customer deposits			293,703	7,579		301,282
Accounts payable			263,955	497		264,452
Accrued expenses		38,160	352,643	269,844	(53,570)	607,077
Advances from consolidated entities			1,870,150	747,531	(2,617,681)	—
Income taxes payable	64,567					64,567
Total liabilities	64,567	2,711,476	3,395,749	1,089,358	(2,653,678)	4,607,472
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	718,412	49,400		1,734	(51,134)	718,412
Retained earnings (deficits)	3,668,382	(19,985)	4,005,169	108,725	(4,093,909)	3,668,382
Treasury stock, at cost	(235,654)					(235,654)
Accumulated other comprehensive loss	(2,766)		(4)			(2,770)
Total stockholders’ equity	4,150,153	29,415	4,005,213	113,465	(4,148,097)	4,150,149
Noncontrolling interest				5,816		5,816
Total equity	4,150,153	29,415	4,005,213	119,281	(4,148,097)	4,155,965
	4,214,720	2,740,891	7,400,962	1,208,639	(6,801,775)	8,763,437

Condensed Consolidating Balance Sheet at October 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	783,599	135,394	—	918,993
Marketable securities				10,001		10,001
Restricted cash	15,227		499	1,069		16,795
Inventory			6,530,698	466,818		6,997,516
Property, construction and office equipment, net			121,178	15,577		136,755
Receivables, prepaid expenses and other assets	52		149,268	178,680	(43,870)	284,130
Mortgage loans held for sale				123,175		123,175
Customer deposits held in escrow			51,767	4,338		56,105
Investments in unconsolidated entities			115,999	296,861		412,860
Investments in foreclosed real estate and distressed loans				51,730		51,730
Investments in and advances to consolidated entities	4,067,722	2,726,428	4,740		(6,798,890)	—
Deferred tax assets, net of valuation allowances	198,455					198,455
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,000,439			1,000,439
Senior notes		2,669,860			19,941	2,689,801
Mortgage company loan facility				100,000		100,000
Customer deposits			271,124	13,185		284,309
Accounts payable			236,436	517		236,953
Accrued expenses		25,699	361,089	266,411	(45,133)	608,066
Advances from consolidated entities			1,932,075	850,374	(2,782,449)	—
Income taxes payable	58,868					58,868
Total liabilities	58,868	2,695,559	3,801,163	1,230,487	(2,807,641)	4,978,436
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,125	49,400		1,734	(51,134)	728,125
Retained earnings (deficits)	3,595,202	(18,531)	3,956,568	42,894	(3,980,931)	3,595,202
Treasury stock, at cost	(100,040)					(100,040)
Accumulated other comprehensive loss	(2,478)		(31)			(2,509)
Total stockholders’ equity	4,222,588	30,869	3,956,585	47,634	(4,035,119)	4,222,557
Noncontrolling interest				5,522		5,522
Total equity	4,222,588	30,869	3,956,585	53,156	(4,035,119)	4,228,079
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			784,596	170,223	(26,253)	928,566
Cost of revenues			624,801	90,087	(2,577)	712,311
Selling, general and administrative	12	969	125,905	17,973	(23,063)	121,796
	12	969	750,706	108,060	(25,640)	834,107
Income (loss) from operations	(12)	(969)	33,890	62,163	(613)	94,459
Other:
Income from unconsolidated entities			2,997	5,641		8,638
Other income – net	2,391		8,169	4,193	(1,033)	13,720
Intercompany interest income		36,497			(36,497)	—
Interest expense		(37,895)		(248)	38,143	—
Income from subsidiaries	114,438		69,382		(183,820)	—
Income (loss) before income taxes	116,817	(2,367)	114,438	71,749	(183,820)	116,817
Income tax provision (benefit)	43,637	(912)	44,104	27,652	(70,844)	43,637
Net income (loss)	73,180	(1,455)	70,334	44,097	(112,976)	73,180
Other comprehensive (loss) income	(288)		27			(261)
Total comprehensive income (loss)	72,892	(1,455)	70,361	44,097	(112,976)	72,919

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			862,154	15,602	(24,304)	853,452
Cost of revenues			652,212	1,666	(3,846)	650,032
Selling, general and administrative	14	908	112,043	13,389	(20,040)	106,314
	14	908	764,255	15,055	(23,886)	756,346
Income (loss) from operations	(14)	(908)	97,899	547	(418)	97,106
Other:
Income from unconsolidated entities			4,722	179		4,901
Other income – net	2,370		10,233	10,585	(1,172)	22,016
Intercompany interest income		36,193			(36,193)	—
Interest expense		(37,652)		(131)	37,783	—
Income from subsidiaries	121,667		8,813		(130,480)	—
Income (loss) before income taxes	124,023	(2,367)	121,667	11,180	(130,480)	124,023
Income tax provision (benefit)	42,698	(891)	45,808	4,209	(49,126)	42,698
Net income (loss)	81,325	(1,476)	75,859	6,971	(81,354)	81,325
Other comprehensive loss	(178)		(5)			(183)
Total comprehensive income (loss)	81,147	(1,476)	75,854	6,971	(81,354)	81,142

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	18,482	14,528	(178,283)	132,051	(10,003)	(23,225)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(1,667)	74		(1,593)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(1,445)	(10,393)		(11,838)
Return of investments in unconsolidated entities			12,167	2,637		14,804
Investment in foreclosed real estate and distressed loans				(694)		(694)
Return of investments in foreclosed real estate and distressed loans				5,321		5,321
Dividend received - intercompany			5,000		(5,000)	—
Intercompany advances	126,587	(14,464)			(112,123)	—
Net cash provided by (used in) investing activities	126,587	(14,464)	14,055	6,945	(117,123)	16,000
Cash flow used in financing activities:
Debt issuance costs for senior notes		(64)				(64)
Proceeds from loans payable				339,854		339,854
Principal payments of loans payable			(394,592)	(375,947)		(770,539)
Proceeds from stock-based benefit plans	4,769					4,769
Excess tax benefits from stock-based compensation	297					297
Purchase of treasury stock	(150,135)					(150,135)
Receipts related to noncontrolling interest, net				294		294
Dividend paid - intercompany				(5,000)	5,000	—
Intercompany advances			(46,017)	(76,109)	122,126	—
Net cash used in financing activities	(145,069)	(64)	(440,609)	(116,908)	127,126	(575,524)
Net (decrease) increase in cash and cash equivalents	—	—	(604,837)	22,088	—	(582,749)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	178,762	157,482	—	336,244

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(48,956)	6,870	6,618	6,418	(3,998)	(33,048)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(2,528)	(356)		(2,884)
Sale and redemption of marketable securities			2,000			2,000
Investments in unconsolidated entities			(595)	(18,089)		(18,684)
Return of investments in unconsolidated entities			1,500	4,840		6,340
Investment in foreclosed real estate and distressed loans				(1,468)		(1,468)
Return of investments in foreclosed real estate and distressed loans				6,592		6,592
Intercompany advances	35,559	(6,870)			(28,689)	—
Net cash (used in) provided by investing activities	35,559	(6,870)	377	(8,481)	(28,689)	(8,104)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				214,624		214,624
Principal payments of loans payable			(12,988)	(259,346)		(272,334)
Proceeds from stock-based benefit plans	17,773					17,773
Excess tax benefits from stock-based compensation	1,866					1,866
Purchase of treasury stock	(6,242)					(6,242)
Receipts related to noncontrolling interest				50		50
Intercompany advances			(83,821)	51,134	32,687	—
Net cash (used in) provided by financing activities	13,397	—	(96,809)	6,462	32,687	(44,263)
Net (decrease) increase in cash and cash equivalents	—	—	(89,814)	4,399	—	(85,415)
Cash and cash equivalents, beginning of period	—	—	455,714	130,601		586,315
Cash and cash equivalents, end of period	—	—	365,900	135,000	—	500,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (“2015 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
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
OVERVIEW
Financial Highlights
In the three-month period ended January 31, 2016, we recognized $928.6 million of revenues and net income of $73.2 million, as compared to $853.5 million of revenues and net income of $81.3 million in the three-month period ended January 31, 2015.
In the three-month periods ended January 31, 2016 and 2015, the value of net contracts signed was $1.09 billion (1,250 homes) and $873.2 million (1,063 homes), respectively. The value of our backlog at January 31, 2016 was $3.66 billion (4,251 homes), as compared to our backlog at January 31, 2015 of $2.74 billion (3,651 homes). Our backlog at October 31, 2015 was $3.50 billion (4,064 homes).
At January 31, 2016, we had $336.2 million of cash and cash equivalents on hand and approximately $926.7 million available under our $1.035 billion revolving credit facility (the “Credit Facility”) that matures in August 2018. At January 31, 2016, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $108.3 million.
At January 31, 2016, our total equity and our debt to total capitalization ratio were $4.16 billion and 0.45 to 1.00, respectively.
Our Business
We operate in a number of businesses associated with residential real estate, the most significant being designing, building, marketing, and arranging the financing for detached and attached homes in luxury residential communities that cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At January 31, 2016, we were operating in 19 states.
We also control, as of January 31, 2016, approximately 7,150 units in for-rent apartment projects that are currently operating, in the lease-up stage, under active development, or in the planning stage. Of the 7,150 units at January 31, 2016, approximately 3,950 are owned by joint ventures in which we have an interest; approximately 1,200 are owned by us; approximately 1,650 are under contract to be purchased by us; and approximately 350 are under a letter of intent. These projects, which are located in the metro Boston to metro Washington, D.C., corridor, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Brothers Realty Trust (the “Trust”).
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security monitoring, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We also operate through a number of joint ventures. These joint ventures (i) develop land for the joint venture participants and, in other cases, for sale to other third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which include our investments in the Trust; and (iv) invest in a portfolio of distressed loans and real estate (“Structured Asset Joint Venture”). We earn construction and management fee income from many of these joint ventures.
In fiscal 2010, we formed Gibraltar Capital Asset and Management, LLC (“Gibraltar”) to invest in distressed real estate opportunities. Gibraltar focuses primarily on residential loans and properties from unimproved ground to partially and fully improved developments, as well as commercial opportunities. At January 31, 2016, Gibraltar had investments in foreclosed real estate and distressed loans of $48.6 million and an investment in a Structured Asset Joint Venture of $9.6 million.

Our Business Environment and Current Outlook
Since the third quarter of fiscal 2014 through the first quarter of fiscal 2016, we saw a strengthening in customer demand. In fiscal 2015, we signed 5,910 contracts with an aggregate value of $4.96 billion, compared to 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. In the first quarter of fiscal 2016, net contracts signed were $1.09 billion (1,250 homes), up 24% in value and 18% in units, as compared to the first quarter of fiscal 2015. For the first three weeks in February 2016, customer deposits and signed contracts have been flat compared to the comparable period of fiscal 2015; we believe that this is due primarily to recent turmoil in the global economy and the steep decline in the stock market. Traffic through our communities during the first three weeks of February 2016 has improved. We believe that the growth in customer demand will return once the general turmoil in the global economy abates and the stock market begins to recover.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, “age-qualified” communities for households in which at least one member is 55 years of age or older. As of January 31, 2016, we were selling from 47 active-adult/age-qualified communities and expect to open additional active-adult/age-qualified communities during the next few years. For the three-month periods ended January 31, 2016 and 2015, the value of net contracts signed in active-adult/age-qualified communities was 12.4% and 8.1%, respectively, of the total value of net contracts signed in each of the periods. In the three-month periods ended January 31, 2016 and 2015, the number of net contracts signed in active-adult/age-qualified communities, as a percentage of the total number of net contracts signed, was 18.8% and 11.8%, respectively.
In order to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing on our own or through joint ventures with third parties, a number of high-density, high-, mid-, and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in the boroughs of Manhattan and Brooklyn, New York; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania; and Bethesda, Maryland.
At January 31, 2016, we had nine City Living buildings open for sale, containing a total of 918 units. The tables below provide information related to deliveries and revenues and net contracts signed by our City Living group in communities it is developing on its own or through joint ventures, for the periods indicated, and its related backlog for the dates indicated ($ amounts in millions):

	Three months ended January 31,
	2016 Units	2015 Units	2016 $	2015 $
Deliveries	45	48	$137.0	$107.8
Net contracts signed	61	24	$136.5	$61.0

	At January 31,				At October 31,
	2016 Units	2015 Units	2016 $	2015 $	2015 Units	2014 Units	2015 $	2014 $
Backlog	251	175	$632.6	$389.3	235	199	$633.2	$436.1
A great majority of our City Living communities are high-rise projects and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced and by the time construction has been completed, we typically have a significant number of homes in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered very quickly.
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
At January 31, 2016, we controlled approximately 43,800 home sites, as compared to approximately 45,300 at January 31, 2015; 44,300 at October 31, 2015; and 47,200 at October 31, 2014. Of the approximately 43,800 total home sites that we owned or controlled through options at January 31, 2016, we owned approximately 35,600 and controlled approximately 8,200 through options. Of the 43,800 home sites owned or controlled through options, approximately 17,600 were substantially improved. In addition, at January 31, 2016, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At January 31, 2016, we were selling from 291 communities, compared to 258 at January 31, 2015; 288 at October 31, 2015; and 263 at October 31, 2014.
Customer Mortgage Financing
We maintain relationships with a widely diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with affluent customers such as our home buyers, and that these banks will continue to provide such customers with financing.
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
CONTRACTS
Three-Month Period Ended January 31, 2016
The aggregate value of net contracts signed increased $213.8 million, or 24.5%, in the three-month period ended January 31, 2016, as compared to the three-month period ended January 31, 2015. The value of net contracts signed was $1.09 billion (1,250 homes) and $873.2 million (1,063 homes) in the three-month periods ended January 31, 2016 and 2015, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2016 period, as compared to the fiscal 2015 period, was the result of a 17.6% increase in the number of net contracts signed and a 5.9% increase in the average value of each contract signed.

The aggregate value of net contracts signed in our Traditional Home Building segment increased $150.3 million or 18.1% in the three-month period ended January 31, 2016, as compared to the three-month period ended January 31, 2015. The value of net contracts signed was $979.8 million (1,197 homes) and $829.5 million (1,044 homes) in the three-month periods ended January 31, 2016 and 2015, respectively. The increase in the aggregate value of net contracts signed in the fiscal 2016 period, as compared to the fiscal 2015 period, was the result of a 14.7% increase in the number of net contracts signed and a 3.0% increase in the average value of each contract signed. The increase in the number of net contracts signed was primarily due to the strong demand in our North, Mid-Atlantic, and West regions in the fiscal 2016 period, as compared to the fiscal 2015 period, which was offset, in part, by a reduction in demand in California resulting from our decision to increase prices in order to reduce the pace of contracts signed in a number of our communities and thereby maximize the value of our inventory, as well as the pause in demand in our Porter Ranch master planned community in Southern California due to a natural gas leak on unaffiliated land approximately one mile away. In mid-February 2016, the State of California announced that the leak had been permanently sealed and air quality was back to normal levels. We expect to return to normal operations at our Porter Ranch master planned community during our second quarter of fiscal 2016.
The increase in the average value of each contract signed in the fiscal 2016 period, as compared to the fiscal 2015 period, was due primarily to a change in the mix of contracts signed to more expensive areas and/or higher priced products and price increases.
For the three-month period ended January 31, 2016, the value of net contracts signed in our City Living segment increased by $63.5 million, or 145.3%, as compared to the three-month period ended January 31, 2015. The increase was attributable to an increase of 178.9% in the number of net contracts signed partially offset by 12.2% decrease in the average value of net contracts signed. The increase in the number of net contracts signed in the three-month period ended January 31, 2016 was primarily due to strong sales at one of our buildings in Hoboken, New Jersey, which opened for sale in the fourth quarter of fiscal 2015. The decrease in the average value of net contracts signed was principally due to a change in the mix of contracts signed to less expensive buildings.
BACKLOG
Backlog consists of homes under contract but not yet delivered to our home buyers. The value of our backlog at January 31, 2016, was $3.66 billion (4,251 homes), a 33.7% increase, as compared to our backlog at January 31, 2015, of $2.74 billion (3,651 homes). Our backlog at October 31, 2015 and 2014, was $3.50 billion (4,064 homes) and $2.72 billion (3,679 homes), respectively. The increase in the value of the backlog at January 31, 2016, as compared to the backlog at January 31, 2015, was primarily attributable to the higher backlog at October 31, 2015, as compared to the backlog at October 31, 2014, and the 24.5% increase in the value of net contracts signed in the three-month period ended January 31, 2016, as compared to the value of net contracts signed in the three-month period ended January 31, 2015. These increases to backlog were offset, in part, by an 8.8% increase in the aggregate value of our deliveries in the three-month period ended January 31, 2016, as compared to the aggregate value of deliveries in the three-month period ended January 31, 2015.
For more information regarding revenues, net contracts signed, and backlog by operating segment, see “Segments” in this MD&A.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2015 Form 10-K, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2015, there have been no material changes to those critical accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in Land Development Joint Ventures; Home Building Joint Ventures; Rental Property Joint Ventures, which include our investments in the Trust; and a Structured Asset Joint Venture.
Our investments in these entities are accounted for using the equity method of accounting. We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures at the time of our purchase; instead, our cost basis in the home sites is reduced by our share of the earnings realized by the joint venture from sales of those home sites to us.

At January 31, 2016, we had investments in these entities of $414.9 million and were committed to invest or advance up to an additional $274.8 million to these entities if they require additional funding. At January 31, 2016, we had agreed to terms for the acquisition to acquire 378 home sites from one Land Development Joint Venture for an estimated aggregate purchase price of $136.3 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of January 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $945.2 million and had borrowed an aggregate of $591.8 million. The terms of these guarantees generally range from 10 months to 51 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $945.2 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $85.8 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at January 31, 2016, our maximum potential exposure under these guarantees is estimated to be approximately $591.8 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $591.8 million, $59.9 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $10.2 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS
The following table sets forth, for the three months ended January 31, 2016 and 2015, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income ($ amounts in millions):

	Three months ended January 31,
	2016		2015
	$	%*	$	%*
Revenues	928.6		853.5
Cost of revenues	712.3	76.7	650.0	76.2
Selling, general and administrative	121.8	13.1	106.3	12.5
	834.1	89.8	756.3	88.6
Income from operations	94.5		97.1
Other
Income from unconsolidated entities	8.6		4.9
Other income – net	13.7		22.0
Income before income taxes	116.8		124.0
Income tax provision	43.6		42.7
Net income	73.2		81.3
* Percent of revenues
Note: Due to rounding, amounts may not add.
REVENUES AND COST OF REVENUES
Revenues for the three months ended January 31, 2016, were higher than those for the comparable period of fiscal 2015 by approximately $75.1 million, or 8.8%. This increase was primarily attributable to an 11.7% increase in the average price of the homes delivered, offset, in part, by a 2.6% decrease in the number of homes delivered. In the fiscal 2016 three-month period, we delivered 1,063 homes with a value of $928.6 million, as compared to 1,091 homes with a value of $853.5 million in the fiscal 2015 three-month period. The average price of the homes delivered in the fiscal 2016 period was $873,500, as compared to $782,300 in the fiscal 2015 period. The increase in the average price of homes delivered in the fiscal 2016 period, as compared to the fiscal 2015 period, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or higher-priced products. The decrease in the number of homes delivered in the fiscal 2016 period, as compared to the fiscal 2015 period, was primarily due to slower delivery of backlog at October 31, 2015, as compared to October 31, 2014, resulting from the increasing complexity of our homes and a tight labor market.
Cost of revenues as a percentage of revenues was 76.7% in the three-month period ended January 31, 2016, as compared to 76.2% in the three-month period ended January 31, 2015. The increase in cost of revenues, as a percentage of revenues, in the fiscal 2016 period, as compared to the fiscal 2015 period, was due primarily to a change in product mix primarily in our City Living buildings in New York City, resulting in increased job overhead costs and interest expense in the fiscal 2016 period, as compared to the fiscal 2015 period. In the fiscal 2016 and fiscal 2015 periods, interest expense as a percentage of revenues was 3.45% and 3.32%, respectively. In the fiscal 2016 and fiscal 2015 periods, we recognized $1.3 million and $1.1 million of inventory write-offs, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A increased by $15.5 million in the three-month period ended January 31, 2016, as compared to the three-month period ended January 31, 2015. As a percentage of revenues, SG&A increased to 13.1% in the fiscal 2016 period, from 12.5% in the fiscal 2015 period. The increase in SG&A in the fiscal 2016 period, as a percentage of revenues, was due to SG&A spending increasing by 14.6% while revenues increased 8.8% from the fiscal 2015 period. The dollar increase in SG&A costs was due primarily to increased compensation costs due to a higher number of employees, increased sales and marketing costs, and increased professional fees. The higher sales and marketing costs were the result of the increased spending on advertising and increased operating costs due to more selling communities that we had in the fiscal 2016 period, as compared to the fiscal 2015 period.
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
In the three-month period ended January 31, 2016, we recognized $8.6 million of income from unconsolidated entities, as compared to $4.9 million in the comparable period of fiscal 2015. The increase in income from unconsolidated entities was due mainly to our recognition of a $2.9 million recovery in the fiscal 2016 period of previously incurred charges related to a Land Development Joint Venture.
OTHER INCOME – NET
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2016	2015
Income from ancillary businesses	$3,729	$10,839
Gibraltar	828	822
Management fee income from unconsolidated entities	2,107	2,979
Income from land sales	3,998	4,817
Other	3,058	2,559
Total other income – net	$13,720	$22,016
In the three months ended January 31, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015 period, which is included in income from ancillary businesses above. The decline in income from land sales was the result of lower sales in the fiscal 2016 period as compared to the fiscal 2015 period.
INCOME BEFORE INCOME TAXES
For the three-month period ended January 31, 2016, we reported income before income taxes of $116.8 million, as compared to $124.0 million in the three-month period ended January 31, 2015.
INCOME TAX PROVISION
We recognized a $43.6 million income tax provision in the three-month period ended January 31, 2016. Based upon the federal statutory rate of 35%, our federal tax provision would have been $40.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and interest accrued on anticipated tax assessments partially offset by tax benefits related to the utilization of domestic production activities deductions and other differences.
In the three-month period ended January 31, 2015, we recognized a $42.7 million income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $43.4 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to tax benefits related to the utilization of domestic production activities deductions and other differences, offset, in part, by the provision for state income taxes and interest accrued on anticipated tax assessments.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At January 31, 2016, we had $336.2 million of cash and cash equivalents. At October 31, 2015, we had $919.0 million of cash and cash equivalents and $10.0 million of marketable securities. Cash used in operating activities during the three-month period ended January 31, 2016, was $23.2 million. Cash used in operating activities during the fiscal 2016 period was primarily related to the purchase of inventory and increases in restricted cash and receivables, prepaid expenses, and other assets, offset, in part, by net income before stock-based compensation, inventory impairments, and depreciation and amortization; the sale of mortgage loans to outside investors, net of mortgage loans originated; an increase in customer deposits; an increase in accounts payable and accrued expenses; and an increase in income taxes payable.
In the three-month period ended January 31, 2016, cash provided by investing activities was $16.0 million. The cash provided by investing activities was primarily related to $20.1 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and $10.0 million of proceeds from the sale of marketable securities. This was offset, in part, by $12.5 million used to fund our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $1.6 million for the purchase of property and equipment.
We used $575.5 million of cash from financing activities in the three-month period ended January 31, 2016 primarily for the repayment of $430.7 million of loans payable, net of new borrowings and the repurchase of $150.1 million of our common stock, offset, in part, by proceeds of $4.8 million from our stock-based benefit plans. Subsequent to January 31, 2016, we repurchased approximately 2.0 million additional shares of our common stock.
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
We used $44.3 million of cash from financing activities in the three-month period ended January 31, 2015 primarily for $43.7 million of repayments under our mortgage company loan facility, net of borrowings under it; $14.0 million of repayments of other loans payable; and the repurchase of $6.2 million of our common stock, offset, in part, by $17.8 million from the proceeds of our stock-based benefit plans.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold prior to the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At January 31, 2016, we owned or controlled through options 43,819 home sites, as compared to 44,253 at October 31, 2015, and 43,300 at January 31, 2015. Of the 43,819 home sites owned or controlled through options at January 31, 2016, we owned 35,639. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests. Of our owned home sites at January 31, 2016, significant improvements were completed on approximately 17,600 of them.
At January 31, 2016, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.24 billion (including $136.3 million of land to be acquired from joint ventures in which we have invested). Of the $1.24 billion of land purchase commitments, we paid or deposited $78.1 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.16 billion. The purchases of these land parcels are scheduled to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a Credit Facility that is scheduled to terminate on August 1, 2018. Up to 75% of the Credit Facility is available for letters of credit. At January 31, 2016, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit of approximately $108.3 million under it. Under the terms of the Credit Facility, we are not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.53 billion at January 31, 2016. At January 31, 2016, our leverage ratio was approximately 0.74 to 1.00, and our tangible net worth was approximately $4.12 billion. Based upon the minimum tangible net worth requirement at January 31, 2016, our ability to pay dividends was limited to an aggregate amount of approximately $1.60 billion or the repurchase of our common stock of approximately $1.90 billion.

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
SEGMENTS
We operate in two reportable segments: Traditional Home Building and City Living. We operate our Traditional Home Building operations in five geographic areas around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Nevada, and Washington, and (5) California. Due to the increase in our assets and operations in California, effective
October 31, 2015, California is presented as a separate geographic segment. California was previously included in the West geographic segment. Prior year amounts presented below have been reclassified to conform to the current presentation.
The tables below summarize information related to units delivered and revenues, net contracts signed and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues ($ amounts in millions):

	Three months ended January 31,
	2016 Units	2015 Units	2016 $	2015 $
Traditional Home Building:
North	180	210	$120.8	$132.4
Mid-Atlantic	279	262	169.8	163.4
South	198	236	146.8	161.9
West	202	180	137.3	122.4
California	159	155	216.9	165.6
Traditional Home Building	1,018	1,043	791.6	745.7
City Living	45	48	137.0	107.8
Total	1,063	1,091	$928.6	$853.5
Net Contracts Signed ($ amounts in millions):

	Three months ended January 31,
	2016 Units	2015 Units	2016 $	2015 $
Traditional Home Building:
North	244	177	$172.6	$110.6
Mid-Atlantic	300	224	187.1	147.7
South	210	199	166.9	169.3
West	281	219	200.2	148.5
California	162	225	253.0	253.4
Traditional Home Building	1,197	1,044	979.8	829.5
City Living	53	19	107.2	43.7
Total	1,250	1,063	$1,087.0	$873.2

Backlog ($ amounts in millions):

	At January 31,				At October 31,
	2016 Units	2015 Units	2016 $	2015 $	2015 Units	2014 Units	2015 $	2014 $
Traditional Home Building:
North	954	845	$671.0	$542.8	890	878	$619.2	$564.6
Mid-Atlantic	832	792	536.2	503.9	811	830	518.9	519.5
South	836	926	689.3	730.6	824	963	669.2	723.2
West	895	628	636.5	418.8	816	589	573.5	392.6
California	612	345	933.9	392.3	609	275	897.8	304.6
Traditional Home Building	4,129	3,536	3,466.9	2,588.4	3,950	3,535	3,278.6	2,504.5
City Living	122	115	195.6	151.1	114	144	225.4	215.2
Total	4,251	3,651	$3,662.5	$2,739.5	4,064	3,679	$3,504.0	$2,719.7

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2016	2015
Income (loss) before income taxes:
Traditional Home Building:
North	$8.0	$10.6
Mid-Atlantic	17.0	18.7
South	21.3	23.3
West	19.7	20.5
California	43.5	24.9
Traditional Home Building	109.5	98.0
City Living	43.7	51.3
Corporate and other	(36.4)	(25.3)
Total	$116.8	$124.0
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
Traditional Home Building
North
Revenues in the three-month period ended January 31, 2016 were lower than those for the comparable period of fiscal 2015 by $11.6 million, or 8.8%. The decrease in revenues was attributable to a 14.3% decrease in the number of homes delivered, partially offset by an increase of 6.4% in the average price of homes delivered. The decrease in the number of homes delivered in the fiscal 2016 period, as compared to the fiscal 2015 period, was principally due to a decrease in the number of homes in backlog in Connecticut and Illinois as of October 31, 2015, as compared to October 31, 2014. The increase in the average price of the homes delivered was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in the fiscal 2016 period, as compared to those delivered in the fiscal 2015 period.
The value of net contracts signed in the three-month period ended January 31, 2016 was $172.6 million, which is a 56.1% increase from the $110.6 million of net contracts signed during the three-month period ended January 31, 2015. This increase was mainly due to increases of 37.9% and 13.2% in the number of net contracts signed and in the average value of each contract signed, respectively. The increase in the number of net contracts signed was primarily due to improved market conditions in Massachusetts, Michigan, New Jersey, and New York. The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2016 period, as compared to the fiscal 2015 period.

For the three-month period ended January 31, 2016, we reported income before income taxes of $8.0 million, as compared to $10.6 million for the three-month period ended January 31, 2015. This decrease in income before income taxes was principally attributable to lower earnings from decreased revenues in the fiscal 2016 period, as compared to the fiscal 2015 period.
Mid-Atlantic
For the three-month period ended January 31, 2016, revenues were higher than those for the three-month period ended January 31, 2015, by $6.4 million, or 3.9%. The increase in revenues was attributable to a 6.5% increase in the number of homes delivered, offset, in part, by a 2.4% decrease in the average price of the homes delivered. The increase in the number of homes delivered was principally due to higher backlog conversion and a greater number of homes being sold and delivered in the 2016 fiscal period as compared to the fiscal 2015 period. The decrease in the average price of homes delivered was mainly due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2016 period, as compared to the fiscal 2015 period.
The value of net contracts signed during the three-month period ended January 31, 2016 increased by $39.4 million, or 26.7%, from the three-month period ended January 31, 2015. The increase was due to a 33.9% increase in the number of net contracts signed, offset, in part, by a 5.4% decrease in the average value of each net contract signed. The increase in the number of net contracts signed was primarily due to an increase in demand in Virginia. The decrease in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to less expensive areas and/or products in Maryland, in the fiscal 2016 period, as compared to the fiscal 2015 period.
We reported income before income taxes for the three-month periods ended January 31, 2016 and 2015 of $17.0 million and $18.7 million, respectively. The decrease in income before income taxes was primarily due to higher cost of revenues, as a percentage of revenues, and higher SG&A costs partially offset by higher earnings from the increased revenues in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in cost of revenues, as a percentage of revenues, was due mainly to a change in product mix/areas to lower-margin areas in the fiscal 2016 period, as compared to the fiscal 2015 period.
South
Revenues in the three-month period ended January 31, 2016 were lower than those for the three-month period ended January 31, 2015 by $15.1 million, or 9.3%. This decrease was attributable to a 16.1% decrease in the number of homes delivered partially offset by an 8.1% increase in the average price of the homes delivered. The decrease in the number of homes delivered was principally due to a decrease in the number of homes in backlog as of October 31, 2015, as compared to the number of homes in backlog at October 31, 2014. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2016 period, as compared to the fiscal 2015 period.
For the three-month period ended January 31, 2016, the value of net contracts signed decreased by $2.4 million, or 1.4%, as compared to the three-month period ended January 31, 2015. The decrease was attributable to a 6.6% decrease in the average value of each contract signed, offset, in part, by an increase of 5.5% in the number of net contracts signed. The decrease in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to less expensive areas and/or products, in the fiscal 2016 period, as compared to the fiscal 2015 period.The increase in the number of net contracts signed was principally due to increased demand in Florida and North Carolina partially offset by lower demand in Texas.
For the three-month periods ended January 31, 2016 and 2015, we reported income before income taxes of $21.3 million and $23.3 million, respectively. The decrease in income before income taxes was primarily due to lower earnings from decreased revenues, offset, in part, by an increase in earnings from land sales of $2.8 million, in the fiscal 2016 period, as compared to the fiscal 2015 period
West
Revenues in the three-month period ended January 31, 2016 were higher than those in the three-month period ended January 31, 2015 by $14.9 million, or 12.2%. The increase in revenues was attributable to a 12.2% increase in the number of homes delivered. The increase in the number of homes delivered was due primarily to an increase in the number of homes in backlog at October 31, 2015, as compared to the number of homes in backlog at October 31, 2014.
The value of net contracts signed during the three-month period ended January 31, 2016 increased $51.7 million, or 34.8%, as compared to the three-month period ended January 31, 2015. This increase was due to an increase of 28.3% in the number of net contracts signed and a 5.1% increase in the average value of each net contract. The increase in the number of net contracts signed was primarily due to an increase in selling communities in Colorado, Nevada, and Washington in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2016 period, as compared to the fiscal 2015 period.
For the three-month periods ended January 31, 2016 and 2015, we reported income before income taxes of $19.7 million and $20.5 million, respectively. The decrease in income before income taxes was principally due to higher cost of revenues, as a percentage of revenues, and higher SG&A costs in the fiscal 2016 period, as compared to the fiscal 2015 period. These decreases were partially offset by higher earnings from the increased revenues and a $2.4 million increase in earnings from our investments in unconsolidated entities in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in cost of revenues as a percentage of revenues in the fiscal 2016 period was mainly due to a shift in the number of homes delivered to lower-margin products and/or locations.
California
For the three-month period ended January 31, 2016, revenues were higher than those for the three-month period ended January 31, 2015, by $51.3 million, or 31.0%. The increase in revenues was principally attributable to a 27.7% increase in the average price of the homes delivered and a 2.6% increase in the number of homes delivered. The increase in the average price of the homes delivered was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2016 period, as compared to the fiscal 2015 period.
The value of net contracts signed during the three-month period ended January 31, 2016 decreased by $0.4 million, or 0.2%, from the three-month period ended January 31, 2015. This decrease was due to a decrease of 28.0% in the number of net contracts signed, offset by a 38.7% increase in the average value of each contract signed. The decrease in the number of net contracts signed was mainly due to reduced demand resulting from our decision to increase prices in order to reduce the pace of contracts signed in a number of our communities and thereby maximize the value of our inventory, as well as the pause in demand in our Porter Ranch master planned community in Southern California due to a natural gas leak on unaffiliated land approximately one mile away. In mid-February 2016, the State of California announced that the leak had been permanently sealed and air quality was back to normal levels. We expect to return to normal operations at our Porter Ranch master planned community during our second quarter of fiscal 2016.
The increase in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices.
We reported income before income taxes for the three-month periods ended January 31, 2016 and 2015 of $43.5 million and $24.9 million, respectively. The increase in income before income taxes was mainly due to higher earnings from increased revenues, lower and cost of revenues, as a percentage of revenues, in the fiscal 2016 period, as compared to the fiscal 2015 period, offset, in part, by higher SG&A costs.
City Living
For the three months ended January 31, 2016, revenues were higher than those for the three months ended January 31, 2015 by $29.2 million, or 27.1%. The increase in revenues was attributable to an increase of 35.5% in the average price of homes delivered, offset, in part, by a 6.3% decrease (three homes) in the number of homes delivered. The increase in the average price of homes delivered was principally due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2016 period, as compared to the fiscal 2015 period.
For the three-month period ended January 31, 2016, the value of net contracts signed increased by $63.5 million, or 145.3%, as compared to the three-month period ended January 31, 2015. The increase was attributable to an increase of 178.9% in the number of net contracts signed partially offset by a 12.2% decrease in the average value of net contracts signed. The increase in the number of net contracts signed in the three-month period ended January 31, 2016 was mainly due to strong sales at one of our buildings in Hoboken, New Jersey, which opened in the fourth quarter of fiscal 2015. The decrease in the average value of net contracts signed was principally due to a change in the mix of contracts signed to less expensive buildings.
We reported income before income taxes of $43.7 million in the three months ended January 31, 2016, as compared to income before income taxes of $51.3 million in the three months ended January 31, 2015. The decrease in income before income taxes was primarily attributable to higher cost of revenues as a percentage of revenues and higher SG&A costs, in the fiscal 2016 period, as compared to the fiscal 2015 period, and $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings located in the urban New York market, which benefited the fiscal 2015 period. These decreases were partially offset by higher earnings from increased revenues. The increase in cost of revenues as a percentage of revenues was mainly due to a shift in the number of homes delivered to buildings with lower margins in the fiscal 2016 period, as compared to the fiscal 2015 period.

Corporate and Other
For the three-month periods ended January 31, 2016 and 2015, corporate and other loss before income taxes was $36.4 million and $25.3 million, respectively. The increase was principally due to a gain of $1.6 million recognized in the fiscal 2016 period, as compared to $8.1 million in the fiscal 2015 period, from a bulk sale of security monitoring accounts by our home security monitoring business in the fiscal 2015 period and higher SG&A costs in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees.
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
The table below sets forth, at January 31, 2016, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2016	$24,876	3.68%	$63,907	2.43%
2017	419,338	8.67%	150	0.15%
2018	14,694	3.47%	150	0.15%
2019	360,581	3.98%	500,150	1.83%
2020	253,418	6.73%	150	0.15%
Thereafter (b)	1,736,973	4.40%	13,360	0.36%
Discount and deferred issuance costs	(16,487)		(1,166)
Total	$2,793,393	5.18%	$576,701	1.86%
Fair value at January 31, 2016	$2,902,093		$576,701

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2016, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.8 million per year.

(b)
The fixed-rate debt amount includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes due 2032 (the “0.5% Exchangeable Senior Notes”). The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes. See Note 6, “Loans Payable, Senior Notes and Mortgage Company Facility,” in our 2015 Form 10-K for additional information regarding these notes.

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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended January 31, 2016, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2015 to November 30, 2015	2	$36.80	2	18,533
December 1, 2015 to December 31, 2015	926	$33.65	926	17,607
January 1, 2016 to January 31, 2016	3,842	$30.95	3,842	13,765
Total	4,770	$31.48	4,770

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2016, we withheld 189,057 of the shares subject to performance based restricted stock units and restricted stock units to cover $6.2 million of income tax withholdings and we issued the remaining 276,005 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2016, the net exercise method was employed to exercise options to acquire 5,000 shares of our common stock; we withheld 3,547 of the shares subject to the options to cover $117,000 of option exercise costs and income tax withholdings and issued the remaining 1,453 shares to the participants.The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

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

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2016.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

ITEM 6. EXHIBITS

3.1
Amendment to the By-laws of the Registrant, dated as of January 20, 2016, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.

4.1*
Eleventh Supplemental Indenture dated as of January 31, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.2*
Ninth Supplemental Indenture dated as of January 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.3*
Eighth Supplemental Indenture dated as of January 31, 2016, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 3, 2016	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 3, 2016	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)