Form 10-Q
period 2016-04-30
TOLL BROTHERS INC
filed 2016-06-03
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
At June 1, 2016, there were approximately 165,843,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2016	October 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$423,178	$918,993
Marketable securities		10,001
Restricted cash and investments	28,897	16,795
Inventory	7,285,351	6,997,516
Property, construction, and office equipment, net	136,748	136,755
Receivables, prepaid expenses, and other assets	271,137	284,130
Mortgage loans held for sale	124,677	123,175
Customer deposits held in escrow	67,638	56,105
Investments in unconsolidated entities	424,268	412,860
Investments in foreclosed real estate and distressed loans	14,576	51,730
Deferred tax assets, net of valuation allowances	187,755	198,455
	$8,964,225	$9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable	$711,293	$1,000,439
Senior notes	2,692,061	2,689,801
Mortgage company loan facility	100,000	100,000
Customer deposits	328,258	284,309
Accounts payable	281,074	236,953
Accrued expenses	605,198	608,066
Income taxes payable	81,393	58,868
Total liabilities	4,799,277	4,978,436
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,933 and 177,931 shares issued at April 30, 2016 and October 31, 2015, respectively	1,779	1,779
Additional paid-in capital	718,013	728,125
Retained earnings	3,757,436	3,595,202
Treasury stock, at cost — 10,310 and 3,084 shares at April 30, 2016 and October 31, 2015, respectively	(315,479)	(100,040)
Accumulated other comprehensive loss	(2,610)	(2,509)
Total stockholders’ equity	4,159,139	4,222,557
Noncontrolling interest	5,809	5,522
Total equity	4,164,948	4,228,079
	$8,964,225	$9,206,515
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Revenues	$2,044,123	$1,706,035	$1,115,557	$852,583

Cost of revenues	1,582,882	1,328,544	870,571	678,512
Selling, general and administrative	250,136	213,999	128,340	107,685
	1,833,018	1,542,543	998,911	786,197
Income from operations	211,105	163,492	116,646	66,386
Other:
Income from unconsolidated entities	17,756	11,128	9,118	6,227
Other income – net	28,353	35,935	14,633	13,919
Income before income taxes	257,214	210,555	140,397	86,532
Income tax provision	94,980	61,300	51,343	18,602
Net income	$162,234	$149,255	$89,054	$67,930

Other comprehensive (loss) income, net of tax:
Change in pension liability	(132)	(201)	155	(23)
Change in fair value of available-for-sale securities		2
Change in unrealized income (loss) on derivative held by equity investee	31	(14)	4	(7)
Other comprehensive (loss) income	(101)	(213)	159	(30)
Total comprehensive income	$162,133	$149,042	$89,213	$67,900

Income per share:
Basic	$0.95	$0.85	$0.53	$0.38
Diluted	$0.91	$0.81	$0.51	$0.37
Weighted-average number of shares:
Basic	171,578	176,267	168,952	176,458
Diluted	179,403	184,472	176,414	184,838
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2016	2015
Cash flow used in operating activities:
Net income	$162,234	$149,255
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,029	11,772
Stock-based compensation	15,081	12,552
Excess tax benefits from stock-based compensation	(665)	(3,045)
Income from unconsolidated entities	(17,756)	(11,128)
Distributions of earnings from unconsolidated entities	10,230	11,490
Income from foreclosed real estate and distressed loans	(1,415)	(5,205)
Deferred tax provision	722	7,197
Change in deferred tax valuation allowances	302	(1,290)
Inventory impairments and write-offs	7,634	13,310
Other	79	245
Changes in operating assets and liabilities
Increase in inventory	(289,735)	(201,915)
Origination of mortgage loans	(490,279)	(382,718)
Sale of mortgage loans	488,890	403,197
(Increase) decrease in restricted cash and investments	(12,102)	380
Decrease (increase) in receivables, prepaid expenses, and other assets	11,421	(14,387)
Increase in customer deposits	32,416	49,222
Increase in accounts payable and accrued expenses	32,845	8,436
Increase (decrease) in income taxes payable	23,189	(85,310)
Net cash used in operating activities	(15,880)	(37,942)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(7,324)	(5,884)
Sale and redemption of marketable securities	10,000	2,000
Investments in unconsolidated entities	(21,383)	(27,705)
Return of investments in unconsolidated entities	28,478	10,637
Investment in foreclosed real estate and distressed loans	(866)	(1,697)
Return of investments in foreclosed real estate and distressed loans	33,435	14,592
Net increase in cash from purchase of joint venture interest		3,848
Net cash provided by (used in) investing activities	42,340	(4,209)
Cash flow used in financing activities:
Debt issuance costs for senior notes	(43)
Proceeds from loans payable	821,984	529,053
Principal payments of loans payable	(1,119,911)	(572,838)
Proceeds from stock-based benefit plans	5,003	34,057
Excess tax benefits from stock-based compensation	665	3,045
Purchase of treasury stock	(230,263)	(6,616)
Receipts related to noncontrolling interest, net	290	1,292
Net cash used in financing activities	(522,275)	(12,007)
Net decrease in cash and cash equivalents	(495,815)	(54,158)
Cash and cash equivalents, beginning of period	918,993	586,315
Cash and cash equivalents, end of period	$423,178	$532,157
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2015 balance sheet amounts and disclosures included herein have been derived from our October 31, 2015 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (“2015 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2016; the results of our operations for the six-month and three-month periods ended April 30, 2016 and 2015; and our cash flows for the six-month periods ended April 30, 2016 and 2015. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. We adopted ASU 2014-04 on November 1, 2015, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning November 1, 2017. We are currently evaluating the impact that the adoption of ASU 2016-09 may have on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for our fiscal year beginning November 1, 2019, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance for a customer to determine whether a cloud computing arrangement contains a software license or should be accounted for as a service contract. ASU 2015-05 is effective for our fiscal year beginning November 1, 2016, and, at that time, we may adopt the new standard either retrospectively or prospectively. We do not expect the adoption of ASU 2015-05 to have a material effect on our consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. ASU 2015-02 is effective for our fiscal year beginning November 1, 2016. Upon adoption of ASU 2015-02, we expect that one unconsolidated joint venture, not previously identified as a VIE, will be determined to be a VIE, which will result in a modification of our current disclosures. However, the adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for our fiscal year beginning November 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 may have on our consolidated financial statements and disclosures.
2. Inventory
Inventory at April 30, 2016 and October 31, 2015 consisted of the following (amounts in thousands):

	April 30, 2016	October 31, 2015
Land controlled for future communities	$90,781	$75,214
Land owned for future communities	1,655,339	2,033,447
Operating communities	5,539,231	4,888,855
	$7,285,351	$6,997,516
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

	April 30, 2016	October 31, 2015
Land owned for future communities:
Number of communities	21	15
Carrying value (in thousands)	$143,033	$119,138
Operating communities:
Number of communities	5	11
Carrying value (in thousands)	$27,904	$63,668

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Land controlled for future communities	$634	$610	$253	$366
Land owned for future communities	300	700		700
Operating communities	6,700	12,000	6,100	11,100
	$7,634	$13,310	$6,353	$12,166
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2016, we evaluated our land purchase contracts to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land. Our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred, and the creditors of the sellers generally have no recourse against us. At April 30, 2016, we determined that 67 land purchase contracts, with an aggregate purchase price of $811.3 million, on which we had made aggregate deposits totaling $42.1 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2015, we determined that 61 land purchase contracts, with an aggregate purchase price of $663.6 million, on which we had made aggregate deposits totaling $45.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Interest capitalized, beginning of period	$373,128	$356,180	$379,930	$364,228
Interest incurred	80,412	80,458	40,305	39,954
Interest expensed to cost of revenues	(67,745)	(57,953)	(35,722)	(29,576)
Write-off against other income	(309)	(1,738)	(34)	(410)
Interest capitalized on investments in unconsolidated entities	(2,243)	(4,825)	(1,236)	(2,074)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	239	772	239	772
Interest capitalized, end of period	$383,482	$372,894	$383,482	$372,894
3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These joint ventures (i) develop land for the joint venture participants and, in some cases, for sale to other third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and in one case, a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).

The table below provides information as of April 30, 2016, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	3	10	4	24
Investment in unconsolidated entities	$209,647	$79,837	$119,962	$14,822	$424,268
Number of unconsolidated entities with funding commitments by the Company	5	2	2	1	10
Company’s remaining funding commitment to unconsolidated entities (a)	$250,792	$17,194	$11,169	$10,000	$289,155

(a)	The remaining funding commitment for our Land Development Joint Ventures includes $90.0 million, which one of the joint ventures expects to fund through outside financing.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2016, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	2	9	15
Aggregate loan commitments	$470,000	$222,000	$778,946	$1,470,946
Amounts borrowed under loan commitments	$399,515	$144,752	$606,169	$1,150,436
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
Land Development Joint Ventures
See Note 13, “Commitments and Contingencies,” for information regarding land purchase agreements that we have with our Land Development Joint Ventures.
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At April 30, 2016, we had an investment of $78.0 million in this joint venture and were committed to make additional contributions to this joint venture of up to $219.5 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller.
Home Building Joint Ventures
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us before the sale. The gain of $9.3 million that we realized on the sale was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. At April 30, 2016, we had an investment of $17.1 million in this joint venture. The joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At April 30, 2016, the joint venture had $87.1 million borrowed under the construction loan.
We have an investment in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in New York City being developed by a related joint venture, discussed below in Rental Property Joint Ventures. At April 30, 2016, we had invested $44.1 million in this joint venture and expect to make additional investments of approximately $8.9 million for the development of this project. In the first quarter of fiscal 2015, this joint venture, along with the related hotel joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel, of which we allocated $98.0 million to the condominium project. At April 30, 2016, this joint venture had $57.7 million of outstanding borrowings under the construction loan agreement.

Rental Property Joint Ventures
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building bordering the Capitol Hill district of Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. At April 30, 2016, our partner had the right, if certain events were to occur, to exit the venture and require us to repurchase their interest. Given this contingency, as of April 30, 2016, our investment, net of our partner’s contribution, was recorded in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet. We expect this contingency to be satisfied in our third quarter of fiscal 2016. At April 30, 2016, our net investment in this property was $16.5 million and we expect to make additional investments of approximately $6.5 million. The joint venture expects to enter into a construction loan agreement during the second half of fiscal 2016 to provide up to approximately $130.0 million of financing for the development of this property.
In the second quarter of fiscal 2015, we entered into two joint ventures with an unrelated party to develop luxury for-rent residential apartment buildings. Before the formation of these joint ventures, we acquired the properties, through two 100%-owned entities, and incurred $18.8 million of land and land development costs. Our partner acquired a 75% interest in each of these entities for $14.5 million. At April 30, 2016, we had a combined investment of $10.1 million in these ventures. In addition, in fiscal 2015, these joint ventures entered into construction loan agreements with several banks to provide up to $87.0 million of financing for the development of their respective apartment buildings. At April 30, 2016, these joint ventures had $13.9 million of borrowings under the construction loan agreements.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related joint venture, discussed in Home Building Joint Ventures above. At April 30, 2016, we had invested $30.8 million in this joint venture and expect to make additional investments of approximately $10.7 million for the development of the luxury hotel. In the first quarter of fiscal 2015, this joint venture, along with the related condominium joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel, of which we allocated $62.0 million to the hotel project. At April 30, 2016, this joint venture had $36.1 million of outstanding borrowings under the construction loan agreement.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of April 30, 2016, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $0.8 million and $1.2 million in the six-month periods ended April 30, 2016 and 2015, respectively. In each of our first quarters of 2016 and 2015, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. In the second quarter of fiscal 2015, we received a distribution of $4.1 million, of which $1.5 million was recognized as income.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into two ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of April 30, 2016, no amounts have been invested in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned (“REO”) and distressed loans for $24.1 million. We have a 24% interest in this venture. In the three months ended April 30, 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At April 30, 2016, we have a $5.9 million million investment in this venture and are committed to invest an additional $10.0 million, if necessary.
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
We believe that, as of April 30, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $945.2 million and had borrowed an aggregate of $624.7 million. The terms of these guarantees generally range from 7 months to 48 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $945.2 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $85.8 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at April 30, 2016, our maximum potential exposure under all guarantees is estimated to be approximately $624.7 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $624.7 million, $68.1 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $9.9 million of ground lease payments and insurance deductibles for three joint ventures.
As of April 30, 2016, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.8 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At April 30, 2016 and October 31, 2015, we determined that three and one, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At April 30, 2016 and October 31, 2015, our investments in the unconsolidated joint ventures deemed to be VIEs, which is included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $6.5 million and $6.7 million, respectively. At April 30, 2016 and October 31, 2015, the maximum exposure of loss to our investment in the unconsolidated joint venture that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $89.8 million of loan guarantees and $0.4 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $14.3 million is related to repayment and carry cost guarantees.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	April 30, 2016	October 31, 2015
Cash and cash equivalents	$77,489	$95,263
Inventory	1,048,725	1,024,157
Non-performing loan portfolio	16,981	27,572
Rental properties	447,070	278,897
Rental properties under development	339,873	390,399
Real estate owned (“REO”)	111,440	117,758
Other assets	165,811	224,617
Total assets	$2,207,389	$2,158,663
Debt	$1,156,735	$1,127,121
Other liabilities	136,172	130,315
Members’ equity	829,264	806,327
Noncontrolling interest	85,218	94,900
Total liabilities and equity	$2,207,389	$2,158,663
Company’s net investment in unconsolidated entities (1)	$424,268	$412,860

(1)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of the acquisition price of an investment in a Land Development Joint Venture in fiscal 2012 that was in excess of our pro rata share of the underlying equity; impairments related to our investment in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Revenues	$166,018	$86,306	$123,531	$40,237
Cost of revenues	102,492	63,549	66,979	27,662
Other expenses	18,375	12,699	9,065	6,175
Total expenses	120,867	76,248	76,044	33,837
Gain on disposition of loans and REO	34,689	23,586	8,706	15,955
Income from operations	79,840	33,644	56,193	22,355
Other income	2,351	1,707	1,346	1,047
Net income	82,191	35,351	57,539	23,402
Less: income attributable to noncontrolling interest	(15,023)	(11,077)	(3,413)	(9,454)
Net income attributable to controlling interest	67,168	24,274	54,126	13,948
Other comprehensive income (loss)	100	(45)	13	(23)
Total comprehensive income	$67,268	$24,229	$54,139	$13,925
Company’s equity in earnings of unconsolidated entities (2)	$17,756	$11,128	$9,118	$6,227

(2)
Differences between our equity in earnings of unconsolidated entities and the underlying net income of the entities are primarily a result of a basis difference of an acquired joint venture interest, distributions from entities in excess of the carrying amount of our net investment, recoveries of previously incurred charges, and our share of the entities’ profits related to home sites purchased by us, which reduces our cost basis of the home sites acquired.

4. Investments in Foreclosed Real Estate and Distressed Loans
Investments in REO and distressed loans consisted of the following, as of the dates indicated (amounts in thousands):

	April 30, 2016	October 31, 2015
Investment in REO:
Held and used classification	$12,383	$48,514
Held for sale classification	2,193	1,719
	14,576	50,233
Investment in distressed loans		1,497
	$14,576	$51,730
Investments in REO
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Balance, beginning of period	$50,233	$69,799	$47,325	$66,934
Additions	866	1,904	172	227
Sales	(35,728)	(7,668)	(32,361)	(3,382)
Impairments	(713)	(183)	(558)	(14)
Depreciation	(82)	(172)	(2)	(85)
Balance, end of period	$14,576	$63,680	$14,576	$63,680
In the second quarter of fiscal 2016, we sold certain REO and distressed loans to an unconsolidated entity in which we have an interest for $24.1 million. See Note 3, “Investments in Unconsolidated Entities – Gibraltar Joint Ventures,” for additional information regarding this sale.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2016 and October 31, 2015, loans payable consisted of the following (amounts in thousands):

	April 30, 2016	October 31, 2015
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	100,000	350,000
Loans payable – other	112,362	151,702
Deferred issuance costs	(1,069)	(1,263)
	$711,293	$1,000,439
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase. At April 30, 2016, the interest rate on borrowings under the Term Loan Facility was 1.85% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below. The Term Loan Facility will mature and amounts owing thereunder will become due and payable on February 3, 2019.
Subsequent to April 30, 2016, we entered into an amendment to the Term Loan Facility to, among other things, (1) amend the financial maintenance covenants therein to be substantially the same as the financial maintenance covenants applicable under the New Credit Facility described below and (2) revise certain provisions relating to the interest rate applicable on outstanding borrowings. Under the amended Term Loan Facility, the interest rate on borrowings at April 30, 2016 would have been 1.85% per annum.

Credit Facility
On August 1, 2013, we entered into a $1.035 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks (the “Aggregate Credit Commitment”). The commitments under the Credit Facility were scheduled to expire on August 1, 2018. We were obligated to pay an undrawn commitment fee to the lenders under the Credit Facility, which was based on the average daily unused amount of the Aggregate Credit Commitment and our leverage ratio. Any proceeds from borrowings under the Credit Facility could be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) could not exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.49 billion. Under the terms of the Credit Facility, at April 30, 2016, our leverage ratio was approximately 0.74 to 1.00, and our tangible net worth was approximately $4.13 billion. Based upon the minimum tangible net worth requirement in the Credit Facility, our ability to repurchase our common stock was limited to approximately $1.87 billion as of April 30, 2016.
At April 30, 2016, we had $100.0 million of outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $94.8 million. At April 30, 2016, the interest rate on borrowings under the Credit Facility was 1.94% per annum.
Subsequent to April 30, 2016, we entered into a new $1.215 billion, unsecured, five-year revolving credit facility (the “New Credit Facility”) and terminated the Credit Facility. Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.65 billion. Under the terms of the New Credit Facility, at April 30, 2016, our leverage ratio would have been approximately 0.74 to 1.00, and our tangible net worth would have been approximately $4.13 billion. Based upon the minimum tangible net worth requirement in the New Credit Facility, our ability to repurchase our common stock would have been limited to approximately $2.20 billion as of April 30, 2016.
Immediately prior to termination of the Credit Facility, the $100.0 million of borrowings outstanding thereunder, were paid off and were immediately reborrowed under the New Credit Facility. Subsequent to April 30, 2016, we borrowed an additional $450.0 million under the New Credit Facility.
Loans Payable – Other
Our “Loans payable – other” represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2016, the weighted-average interest rate on “Loans payable – other” was 3.80% per annum.
Senior Notes
At April 30, 2016, we, through Toll Brothers Finance Corp., had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.71 billion.
In October 2015, we issued $350.0 million aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes”) at par. We received $347.7 million of net proceeds from this issuance of the 4.875% Senior Notes.
In May 2015, we repaid, at maturity, the $300.0 million of then-outstanding principal amount of 5.15% Senior Notes due May 15, 2015.
Mortgage Company Loan Facility
In July 2015, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $50.0 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $100.0 million for a short period of time. The Repurchase Agreement, as amended, expires on July 18, 2016, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At April 30, 2016, the interest rate on the Repurchase Agreement was 2.44% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Repurchase Agreement. At April 30, 2016, we had $100.0 million of outstanding borrowings under the Repurchase Agreement.

6. Accrued Expenses
Accrued expenses at April 30, 2016 and October 31, 2015 consisted of the following (amounts in thousands):

	April 30, 2016	October 31, 2015
Land, land development, and construction	$114,402	$118,634
Compensation and employee benefits	121,709	125,045
Self-insurance	111,719	113,727
Warranty	91,194	93,083
Interest	35,003	26,926
Commitments to unconsolidated entities	5,555	5,534
Other	125,616	125,117
	$605,198	$608,066
As previously disclosed in Note 7, “Accrued Expenses” in our 2015 Form 10-K, we determined that we will need to make stucco-related repairs to homes in certain completed communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). At October 31, 2015, we estimated that the gross cost to make the stucco-related repairs was $80.3 million, of which approximately $32.6 million would be covered by our insurance carrier. Through October 31, 2015, we recorded approximately $47.7 million of expected warranty expense, net of expected insurance recoveries. At October 31, 2015, we had approximately $44.2 million of warranty reserves related to stucco remaining. After we completed our fiscal second quarter 2016 review of the potential liability for these stucco-related claims, we determined that the average cost had increased and that we needed an additional reserve of $5.1 million, of which we expect our insurance carrier to pay approximately $2.6 million. At April 30, 2016, we had approximately $43.6 million of warranty reserves remaining and our expected recovery from our insurance carrier was $35.2 million. We will continue to monitor our exposure and evaluate our stucco-related warranty reserves in the future. Due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated.
In addition, also as previously disclosed in Note 7, “Accrued Expenses” in our 2015 Form 10-K, we have received construction claims from three related multifamily community associations in California alleging issues with design and construction and damage to exterior common area elements. We believe that we have coverage under multiple owner controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. We completed a settlement of one of the claims during fiscal 2015. In addition, we completed a settlement on a second claim in December 2015, which was previously accrued for as of October 31, 2015. As of April 30, 2016, we believe that our existing reserves and insurance are sufficient. Due to issues related to insurance coverage on all three construction claims, the degree of judgment required, and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated.
We do not believe that any resolution of the above matters in excess of the amounts currently accrued would be material to our results of operations, liquidity, or on our financial condition.
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Balance, beginning of period	$93,083	$86,282	$90,661	$84,695
Additions – homes closed during the period	10,967	8,253	6,471	4,335
Increase in accruals for homes closed in prior years	6,192	1,309	3,739	441
Charges incurred	(19,048)	(12,787)	(9,677)	(6,414)
Balance, end of period	$91,194	$83,057	$91,194	$83,057
7. Income Taxes
We recorded an income tax provision of $95.0 million and $61.3 million for the six months ended April 30, 2016 and 2015, respectively. The effective tax rate for the six months ended April 30, 2016 was 36.9%, compared to 29.1% for the six months ended April 30, 2015. For the three months ended April 30, 2016 and 2015, we recorded an income tax provision of $51.3 million and $18.6 million, respectively. The effective tax rate for the three months ended April 30, 2016, was 36.6%, compared to 21.5% for the three months ended April 30, 2015. The income tax provisions for all periods included the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences. The income tax provision for the six and three months ended April 30, 2015 also benefited from a $13.7 million reversal of a previously recognized tax provision related to a settlement with a taxing jurisdiction.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate our rate for the full fiscal year 2016 for state income taxes will be 6.6%. Our state income tax rate for the full fiscal year 2015 was 6.3%.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $31.4 million and $31.1 million as of April 30, 2016 and October 31, 2015, respectively.
At April 30, 2016, we had $54.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Total stock-based compensation expense recognized	$15,081	$12,552	$5,858	$5,106
Income tax benefit recognized	$5,809	$4,736	$2,254	$1,927
At April 30, 2016 and October 31, 2015, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $38.7 million and $25.2 million, respectively.
9. Stock Repurchase Program
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of obtaining shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. Our Board of Directors terminated, effective May 23, 2016, our December 2014 share repurchase program and authorized a new repurchase program described below.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Number of shares purchased (in thousands)	7,707	211	2,938	10
Average price per share	$29.88	$31.40	$27.27	$37.83
Remaining authorization at April 30 (in thousands)	10,827	19,989	10,827	19,989
Subsequent to April 30, 2016, we repurchased, under the December 2014 repurchase program, approximately 1.8 million shares of our common stock at an average price of $26.50 per share.
Effective May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.

10. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Numerator:
Net income as reported	$162,234	$149,255	$89,054	$67,930
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	777	786	388	392
Numerator for diluted earnings per share	$163,011	$150,041	$89,442	$68,322

Denominator:
Basic weighted-average shares	171,578	176,267	168,952	176,458
Common stock equivalents (a)	1,967	2,347	1,604	2,522
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858	5,858
Diluted weighted-average shares	179,403	184,472	176,414	184,838

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	3,659	2,091	4,364	1,814
Shares issued under stock incentive and employee stock purchase plans	483	1,265	10	588

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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2016	October 31, 2015
Marketable Securities	Level 2		$10,001
Mortgage Loans Held for Sale	Level 2	$124,677	$123,175
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(9)	$186
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(104)	$(297)
Forward Loan Commitments — IRLCs	Level 2	$104	$297
At April 30, 2016 and October 31, 2015, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.
Marketable Securities
The fair value of our marketable securities approximated the amortized cost basis as of October 31, 2015. The estimated fair value of marketable securities was based on quoted prices provided by brokers.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2016	$123,293	$124,677	$1,384
At October 31, 2015	$121,904	$123,175	$1,271
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2016:
January 31	—	—	—
April 30	369 - 394	18 - 23	16.3%

Fiscal 2015:
January 31	289 - 680	1 - 7	13.5% - 16.0%
April 30	527 - 600	13 - 25	17.0%
July 31	788 - 1,298	4 - 8	15.5% - 16.2%
October 31	301 - 764	3 - 24	16.3% - 22.0%

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
				$6,700
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2016		October 31, 2015
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$712,362	$711,704	$1,001,702	$1,001,366
Senior notes (b)	Level 1	2,707,376	2,845,571	2,707,376	2,877,039
Mortgage company loan facility (c)	Level 2	100,000	100,000	100,000	100,000
		$3,519,738	$3,657,275	$3,809,078	$3,978,405

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides, for the periods indicated, the components of other income – net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Interest income	$936	$1,186	$532	$698
Income from ancillary businesses	7,421	13,725	3,692	2,886
Gibraltar	6,249	4,019	5,421	3,197
Management fee income from unconsolidated entities	4,515	6,390	2,408	3,411
Retained customer deposits	3,669	2,312	1,556	972
Income from land sales	4,491	7,350	493	2,533
Other	1,072	953	531	222
Total other income – net	$28,353	$35,935	$14,633	$13,919
In the six months ended April 30, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015 period, which is included in income from ancillary businesses in the table above.

Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Revenues	$54,132	$56,227	$29,263	$24,947
Expenses	$46,711	$42,502	$25,571	$22,061
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Revenues	$13,592	$126,746	$2,901	$22,725
Deferred gain on land sale to joint venture		(9,260)
Expenses	(9,101)	(110,136)	(2,408)	(20,192)
Income from land sales	$4,491	$7,350	$493	$2,533
Land sale revenues for the six months ended April 30, 2015 include $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We will recognize the gain as units are sold to the ultimate home buyers. See Note 3, “Investments in Unconsolidated Entities,” for more information on this transaction.
13. Commitments and Contingencies
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
Investments in Unconsolidated Entities
At April 30, 2016, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
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

Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2016	October 31, 2015
Aggregate purchase commitments:
Unrelated parties	$1,346,651	$1,081,008
Unconsolidated entities that the Company has investments in	106,552	136,340
Total	$1,453,203	$1,217,348
Deposits against aggregate purchase commitments	$81,477	$79,072
Additional cash required to acquire land	1,371,726	1,138,276
Total	$1,453,203	$1,217,348
Amount of additional cash required to acquire land in accrued expenses	$973	$4,809
In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2016, we also had purchase commitments to acquire land for apartment developments of approximately $86.3 million, of which we had outstanding deposits in the amount of $2.9 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At April 30, 2016, we had outstanding surety bonds amounting to $625.7 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $328.9 million of work remains on these improvements. We have an additional $139.2 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2016, we had outstanding letters of credit of $94.8 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2016, we had agreements of sale outstanding to deliver 4,940 homes with an aggregate sales value of $4.19 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2016	October 31, 2015
Aggregate mortgage loan commitments:
IRLCs	$388,074	$316,184
Non-IRLCs	1,252,343	941,243
Total	$1,640,417	$1,257,427
Investor commitments to purchase:
IRLCs	$388,074	$316,184
Mortgage loans receivable	117,696	115,859
Total	$505,770	$432,043

14. Information on Operating Segments
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Nevada, and Washington
California:    California
Before October 31, 2015, California was included in the West geographic segment. Due to the increase in our assets and operations in California, effective October 31, 2015, California is presented as a separate geographic segment. Amounts reported in priors years have been reclassified herein to conform to this current presentation.
Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Revenues:
Traditional Home Building:
North	$286,492	$282,454	$165,674	$150,018
Mid-Atlantic	356,395	350,891	186,587	187,503
South	339,246	377,784	192,448	215,917
West	325,625	276,418	188,367	154,065
California	545,341	293,991	328,439	128,402
Traditional Home Building	1,853,099	1,581,538	1,061,515	835,905
City Living	191,024	124,497	54,042	16,678
Total	$2,044,123	$1,706,035	$1,115,557	$852,583

Income (loss) before income taxes:
Traditional Home Building:
North	$16,306	$13,431	$8,273	$2,864
Mid-Atlantic	37,870	40,819	20,887	22,095
South	52,379	62,600	31,134	39,276
West	43,851	44,975	24,163	24,554
California	118,483	46,644	74,948	21,716
Traditional Home Building	268,889	208,469	159,405	110,505
City Living	59,916	58,005	16,235	6,660
Corporate and other	(71,591)	(55,919)	(35,243)	(30,633)
Total	$257,214	$210,555	$140,397	$86,532
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

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2016	October 31, 2015
Traditional Home Building:
North	$1,111,095	$1,061,777
Mid-Atlantic	1,237,266	1,225,988
South	1,264,039	1,196,650
West	1,060,473	949,566
California	2,289,180	2,243,309
Traditional Home Building	6,962,053	6,677,290
City Living	858,087	873,013
Corporate and other	1,144,085	1,656,212
Total	$8,964,225	$9,206,515
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash, deferred tax assets, the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.
15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2016	2015
Cash flow information:
Interest paid, net of amount capitalized	$267	$8,034
Income tax payments	$72,767	$140,867
Income tax refunds	$2,001	$165
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$10,647	$45,732
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$4,913	$2,346
Defined benefit plan amendment	$757	$754
Deferred tax decrease related to stock based compensation activity included in additional paid-in capital	$9,797
Increase in accrued expenses related to stock based compensation	$6,236
Income tax benefit recognized in total comprehensive income	$122	$128
Transfer of investment in distressed loans and foreclosed real estate to investment in unconsolidated entities	$5,917
Transfer of other assets to investment in unconsolidated entities		$4,824
Unrealized gain (loss) on derivatives held by equity investees	$50	$(22)
(Decrease) increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$(5)	$1,577
Miscellaneous decreases (increases) to investments in unconsolidated entities	$102	$(1,403)

16. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at
April 30, 2016
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
0.50% Exchangeable Senior Notes due 2032	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of our obligations under the Credit Facility and New Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on our and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the Credit Facility and New Credit Facility. If there are no guarantors under the Credit Facility and New Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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

Condensed Consolidating Balance Sheet at April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	291,821	131,357	—	423,178
Restricted cash and investments	15,228			13,669		28,897
Inventory			6,860,713	424,638		7,285,351
Property, construction and office equipment, net			120,597	16,151		136,748
Receivables, prepaid expenses and other assets	98		182,880	142,522	(54,363)	271,137
Mortgage loans held for sale				124,677		124,677
Customer deposits held in escrow			63,432	4,206		67,638
Investments in unconsolidated entities			102,640	321,628		424,268
Investments in foreclosed real estate and distressed loans				14,576		14,576
Investments in and advances to consolidated entities	4,037,451	2,738,380	4,740		(6,780,571)	—
Deferred tax assets, net of valuation allowances	187,755					187,755
	4,240,532	2,738,380	7,626,823	1,193,424	(6,834,934)	8,964,225
LIABILITIES AND EQUITY
Liabilities
Loans payable			711,293			711,293
Senior notes		2,676,778			15,283	2,692,061
Mortgage company loan facility				100,000		100,000
Customer deposits			318,293	9,965		328,258
Accounts payable			279,987	1,087		281,074
Accrued expenses		33,595	371,576	255,928	(55,901)	605,198
Advances from consolidated entities			1,833,805	713,316	(2,547,121)	—
Income taxes payable	81,393					81,393
Total liabilities	81,393	2,710,373	3,514,954	1,080,296	(2,587,739)	4,799,277
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	718,013	49,400		1,734	(51,134)	718,013
Retained earnings (deficits)	3,757,436	(21,393)	4,111,821	102,579	(4,193,007)	3,757,436
Treasury stock, at cost	(315,479)					(315,479)
Accumulated other comprehensive loss	(2,610)					(2,610)
Total stockholders’ equity	4,159,139	28,007	4,111,869	107,319	(4,247,195)	4,159,139
Noncontrolling interest				5,809		5,809
Total equity	4,159,139	28,007	4,111,869	113,128	(4,247,195)	4,164,948
	4,240,532	2,738,380	7,626,823	1,193,424	(6,834,934)	8,964,225

Condensed Consolidating Balance Sheet at October 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	783,599	135,394	—	918,993
Marketable securities				10,001		10,001
Restricted cash and investments	15,227		499	1,069		16,795
Inventory			6,530,698	466,818		6,997,516
Property, construction and office equipment, net			121,178	15,577		136,755
Receivables, prepaid expenses and other assets	52		149,268	178,680	(43,870)	284,130
Mortgage loans held for sale				123,175		123,175
Customer deposits held in escrow			51,767	4,338		56,105
Investments in unconsolidated entities			115,999	296,861		412,860
Investments in foreclosed real estate and distressed loans				51,730		51,730
Investments in and advances to consolidated entities	4,067,722	2,726,428	4,740		(6,798,890)	—
Deferred tax assets, net of valuation allowances	198,455					198,455
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,000,439			1,000,439
Senior notes		2,669,860			19,941	2,689,801
Mortgage company loan facility				100,000		100,000
Customer deposits			271,124	13,185		284,309
Accounts payable			236,436	517		236,953
Accrued expenses		25,699	361,089	266,411	(45,133)	608,066
Advances from consolidated entities			1,932,075	850,374	(2,782,449)	—
Income taxes payable	58,868					58,868
Total liabilities	58,868	2,695,559	3,801,163	1,230,487	(2,807,641)	4,978,436
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,125	49,400		1,734	(51,134)	728,125
Retained earnings (deficits)	3,595,202	(18,531)	3,956,568	42,894	(3,980,931)	3,595,202
Treasury stock, at cost	(100,040)					(100,040)
Accumulated other comprehensive loss	(2,478)		(31)			(2,509)
Total stockholders’ equity	4,222,588	30,869	3,956,585	47,634	(4,035,119)	4,222,557
Noncontrolling interest				5,522		5,522
Total equity	4,222,588	30,869	3,956,585	53,156	(4,035,119)	4,228,079
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,874,962	225,750	(56,589)	2,044,123
Cost of revenues			1,478,061	110,867	(6,046)	1,582,882
Selling, general and administrative	22	1,920	260,530	35,201	(47,537)	250,136
	22	1,920	1,738,591	146,068	(53,583)	1,833,018
Income (loss) from operations	(22)	(1,920)	136,371	79,682	(3,006)	211,105
Other:
Income from unconsolidated entities			10,333	7,423		17,756
Other income – net	4,711		13,395	10,539	(292)	28,353
Intercompany interest income		72,977			(72,977)	—
Interest expense		(75,714)		(563)	76,277	—
Income from subsidiaries	252,525		92,425		(344,950)	—
Income (loss) before income taxes	257,214	(4,657)	252,524	97,081	(344,948)	257,214
Income tax provision (benefit)	94,980	(1,794)	97,272	37,396	(132,874)	94,980
Net income (loss)	162,234	(2,863)	155,252	59,685	(212,074)	162,234
Other comprehensive (loss) income	(132)		31			(101)
Total comprehensive income (loss)	162,102	(2,863)	155,283	59,685	(212,074)	162,133

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,724,050	33,152	(51,167)	1,706,035
Cost of revenues			1,332,727	3,095	(7,278)	1,328,544
Selling, general and administrative	37	1,822	226,194	27,090	(41,144)	213,999
	37	1,822	1,558,921	30,185	(48,422)	1,542,543
Income (loss) from operations	(37)	(1,822)	165,129	2,967	(2,745)	163,492
Other:
Income from unconsolidated entities			7,434	3,694		11,128
Other income – net	4,670		18,033	13,588	(356)	35,935
Intercompany interest income		72,393			(72,393)	—
Interest expense		(75,228)		(266)	75,494	—
Income from subsidiaries	205,922		15,326		(221,248)	—
Income (loss) before income taxes	210,555	(4,657)	205,922	19,983	(221,248)	210,555
Income tax provision (benefit)	61,300	(1,762)	77,900	7,559	(83,697)	61,300
Net income (loss)	149,255	(2,895)	128,022	12,424	(137,551)	149,255
Other comprehensive loss	(201)		(12)			(213)
Total comprehensive income (loss)	149,054	(2,895)	128,010	12,424	(137,551)	149,042

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,090,366	55,527	(30,336)	1,115,557
Cost of revenues			853,260	20,780	(3,469)	870,571
Selling, general and administrative	10	951	134,625	17,228	(24,474)	128,340
	10	951	987,885	38,008	(27,943)	998,911
Income (loss) from operations	(10)	(951)	102,481	17,519	(2,393)	116,646
Other:
Income from unconsolidated entities			7,336	1,782		9,118
Other income – net	2,320		5,226	6,346	741	14,633
Intercompany interest income		36,480			(36,480)	—
Interest expense		(37,819)		(315)	38,134	—
Income from subsidiaries	138,087		23,043		(161,130)	—
Income (loss) before income taxes	140,397	(2,290)	138,086	25,332	(161,128)	140,397
Income tax provision (benefit)	51,343	(882)	53,168	9,744	(62,030)	51,343
Net income (loss)	89,054	(1,408)	84,918	15,588	(99,098)	89,054
Other comprehensive loss	155		4			159
Total comprehensive income (loss)	89,209	(1,408)	84,922	15,588	(99,098)	89,213

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			861,896	17,550	(26,863)	852,583
Cost of revenues			680,515	1,429	(3,432)	678,512
Selling, general and administrative	23	914	114,151	13,701	(21,104)	107,685
	23	914	794,666	15,130	(24,536)	786,197
Income (loss) from operations	(23)	(914)	67,230	2,420	(2,327)	66,386
Other:
Income from unconsolidated entities			2,712	3,515		6,227
Other income – net	2,300		7,800	3,003	816	13,919
Intercompany interest income		36,200			(36,200)	—
Interest expense		(37,576)		(135)	37,711	—
Income from subsidiaries	84,255		6,513		(90,768)	—
Income (loss) before income taxes	86,532	(2,290)	84,255	8,803	(90,768)	86,532
Income tax provision (benefit)	18,602	(871)	32,093	3,349	(34,571)	18,602
Net income (loss)	67,930	(1,419)	52,162	5,454	(56,197)	67,930
Other comprehensive income (loss)	(23)		(7)			(30)
Total comprehensive income (loss)	67,907	(1,419)	52,155	5,454	(56,197)	67,900

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	45,565	11,996	(166,251)	104,238	(11,428)	(15,880)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(6,626)	(698)		(7,324)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(1,763)	(19,620)		(21,383)
Return of investments in unconsolidated entities			22,236	6,242		28,478
Investment in foreclosed real estate and distressed loans				(866)		(866)
Return of investments in foreclosed real estate and distressed loans				33,435		33,435
Dividend received - intercompany			5,000		(5,000)	—
Intercompany advances	179,030	(11,953)			(167,077)	—
Net cash provided by (used in) investing activities	179,030	(11,953)	18,847	28,493	(172,077)	42,340
Cash flow used in financing activities:
Debt issuance costs for senior notes		(43)				(43)
Proceeds from loans payable			100,000	721,984		821,984
Principal payments of loans payable			(397,927)	(721,984)		(1,119,911)
Proceeds from stock-based benefit plans	5,003					5,003
Excess tax benefits from stock-based compensation	665					665
Purchase of treasury stock	(230,263)					(230,263)
Receipts related to noncontrolling interest, net				290		290
Dividend paid - intercompany				(5,000)	5,000	—
Intercompany advances			(46,447)	(132,058)	178,505	—
Net cash used in financing activities	(224,595)	(43)	(344,374)	(136,768)	183,505	(522,275)
Net decrease in cash and cash equivalents	—	—	(491,778)	(4,037)	—	(495,815)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	291,821	131,357	—	423,178

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(48,714)	4,290	15,173	(2,631)	(6,060)	(37,942)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(5,037)	(847)		(5,884)
Sale and redemption of marketable securities			2,000			2,000
Investments in unconsolidated entities			(2,253)	(25,452)		(27,705)
Return of investments in unconsolidated entities			5,797	4,840		10,637
Investment in foreclosed real estate and distressed loans				(1,697)		(1,697)
Return of investments in foreclosed real estate and distressed loans				14,592		14,592
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	18,228	(4,290)			(13,938)	—
Net cash (used in) provided by investing activities	18,228	(4,290)	4,355	(8,564)	(13,938)	(4,209)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				529,053		529,053
Principal payments of loans payable			(22,556)	(550,282)		(572,838)
Proceeds from stock-based benefit plans	34,057					34,057
Excess tax benefits from stock-based compensation	3,045					3,045
Purchase of treasury stock	(6,616)					(6,616)
Receipts related to noncontrolling interest				1,292		1,292
Intercompany advances			(63,450)	43,452	19,998	—
Net cash (used in) provided by financing activities	30,486	—	(86,006)	23,515	19,998	(12,007)
Net (decrease) increase in cash and cash equivalents	—	—	(66,478)	12,320	—	(54,158)
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	389,236	142,921	—	532,157

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
OVERVIEW
Financial and Operational Highlights
In the six-month period ended April 30, 2016, we recognized $2.04 billion of revenues and net income of $162.2 million, as compared to $1.71 billion of revenues and net income of $149.3 million in the six-month period ended April 30, 2015.
In the three-month period ended April 30, 2016, we recognized $1.12 billion of revenues and net income of $89.1 million, as compared to $852.6 million of revenues and net income of $67.9 million in the three-month period ended April 30, 2015.
In the six-month periods ended April 30, 2016 and 2015, the value of net contracts signed was $2.73 billion (3,243 homes) and $2.47 billion (2,994 homes), respectively. In the three-month periods ended April 30, 2016 and 2015, the value of net contracts signed was $1.65 billion (1,993 homes) and $1.60 billion (1,931 homes), respectively.
The value of our backlog at April 30, 2016 was $4.19 billion (4,940 homes), as compared to our backlog at April 30, 2015 of $3.48 billion (4,387 homes). Our backlog at October 31, 2015 was $3.50 billion (4,064 homes).
At April 30, 2016, we had $423.2 million of cash and cash equivalents on hand and approximately $840.2 million available under our $1.035 billion revolving credit facility (the “Credit Facility”) that was scheduled to terminate in August 2018. At April 30, 2016, we had $100.0 million outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $94.8 million. On May 19, 2016, we entered into a new $1.215 billion revolving credit facility that matures in May 2021; concurrently with the entering into the new facility, we terminated the Credit Facility.
At April 30, 2016, we controlled approximately 45,400 home sites, as compared to approximately 45,000 at April 30, 2015; 44,300 at October 31, 2015; and 47,200 at October 31, 2014. Of the approximately 45,400 total home sites that we owned or controlled through options at April 30, 2016, we owned approximately 34,600 and controlled approximately 10,800 through options. Of the 45,400 home sites owned or controlled through options, approximately 17,400 were substantially improved. In addition, at April 30, 2016, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At April 30, 2016, we were selling from 299 communities, compared to 269 at April 30, 2015; 288 at October 31, 2015; and 263 at October 31, 2014.
At April 30, 2016, our total equity and our debt to total capitalization ratio were $4.16 billion and 0.46 to 1.00, respectively.
Our Business Environment and Current Outlook
Since the third quarter of fiscal 2014 through the second quarter of fiscal 2016, we saw a general strengthening in customer demand. In fiscal 2015, we signed 5,910 contracts with an aggregate value of $4.96 billion, compared to 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. In the six months ended April 30, 2016, net contracts signed were $2.73 billion (3,243 homes), up 11% in value and 8% in units, as compared to the six months ended April 30, 2015. In the three months ended April 30, 2016, net contracts signed were $1.65 billion (1,993 homes), up 3% in value and 3% in units, as compared to the three months ended April 30, 2015. During the month of May 2016, customer deposits have improved as compared to the comparable period of fiscal 2015. We believe the current housing market will continue its slow but steady growth. Interest rates remain low, the job market continues to improve, supply remains constrained and the industry is still not building enough homes to meet the demand that current demographics imply are needed.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, “age-qualified” communities for households in which at least one member is 55 years of age or older. As of April 30, 2016 and 2015, we were selling from 51 and 39 active-adult/age-qualified communities, respectively. We expect to open additional active-adult/age-qualified communities during the next few years. For the six-month periods ended April 30, 2016 and 2015, the value of net contracts signed in active-adult/age-qualified communities was $333.9 million (592 homes) and $214.2 million (387 homes), respectively. For the three-month periods ended April 30, 2016 and 2015, the value of net contracts signed in active-adult/age-qualified communities was $199.3 million (357 homes) and $143.5 million (262 homes), respectively.
To serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, we have developed and are developing on our own or through joint ventures, a number of high-density, high-, mid-, and low-rise urban luxury communities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in the boroughs of Manhattan and Brooklyn, New York; Hoboken and Jersey City, New Jersey; Philadelphia, Pennsylvania; and Bethesda, Maryland.
At April 30, 2016, we had eight City Living buildings open for sale, containing a total of 861 units. The tables below provide information related to deliveries and revenues and net contracts signed by our City Living group in communities it is developing on its own or through joint ventures, for the periods indicated, and its related backlog for the dates indicated ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2016 Units	2015 Units	2016 $	2015 $	2016 Units	2015 Units	2016 $	2015 $
Deliveries	71	62	$191.0	$124.5	26	14	$54.0	$16.7
Net contracts signed	124	113	$258.4	$209.9	63	89	$122.0	$148.9

	At April 30,				At October 31,
	2016 Units	2015 Units	2016 $	2015 $	2015 Units	2014 Units	2015 $	2014 $
Backlog	288	250	$700.5	$521.5	235	199	$633.2	$436.1
A great majority of our City Living communities are high-rise projects and consequently take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced and, by the time construction has been completed, we typically have a significant number of homes in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered very quickly.
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

RESULTS OF OPERATIONS – OVERVIEW
The following table sets forth, for the six months and three months ended April 30, 2016 and 2015, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Six months ended April 30,			Three months ended April 30,
	2016	2015	% Change	2016	2015	% Change
Revenues	$2,044.1	$1,706.0	20%	$1,115.6	$852.6	31%
Cost of revenues	1,582.9	1,328.5	19%	870.6	678.5	28%
Selling, general and administrative	250.1	214.0	17%	128.3	107.7	19%
	1,833.0	1,542.5	19%	998.9	786.2	27%
Income from operations	211.1	163.5	29%	116.6	66.4	76%
Other
Income from unconsolidated entities	17.8	11.1	60%	9.1	6.2	47%
Other income – net	28.4	35.9	(21)%	14.6	13.9	5%
Income before income taxes	257.2	210.6	22%	140.4	86.5	62%
Income tax provision	95.0	61.3	55%	51.3	18.6	176%
Net income	$162.2	$149.3	9%	$89.1	$67.9	31%

Supplemental information:
Cost of revenues as a percentage of revenues	77.4%	77.9%	(1)%	78.0%	79.6%	(2)%
SG&A as a percentage of revenues	12.2%	12.5%	(2)%	11.5%	12.6%	(9)%

Deliveries - units	2,367	2,286	4%	1,304	1,195	9%
Deliveries - average selling price ($ amount in thousands)	$863.6	$746.3	16%	$855.5	$713.5	20%

Net contracts signed - dollars	$2,732.3	$2,468.8	11%	$1,645.2	$1,595.6	3%
Net contracts signed - units	3,243	2,994	8%	1,993	1,931	3%
Net contracts signed - average selling price ($ amount in thousands)	$842.5	$824.6	2%	$825.5	$826.3	—%

Backlog - dollars	$4,192.1	$3,482.5	20%
Backlog - units	4,940	4,387	13%
Backlog - average selling price ($ amount in thousands)	$848.6	$793.8	7%
Note: Due to rounding, amounts may not add.
Revenues and Cost of Revenues
The increase in revenues for the six months ended April 30, 2016, as compared to the fiscal 2015 period, was primarily attributable to a 16% increase in the average price of the homes delivered due to a shift in the number of homes delivered to more expensive areas and/or higher-priced products and a 4% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2015, as compared to October 31, 2014. The decrease in cost of revenues as a percentage of revenues in the fiscal 2016 period was due to lower interest expense and inventory impairment and write-offs in the fiscal 2016 period, as compared to the fiscal 2015 period. In the fiscal 2016 and fiscal 2015 periods, interest expense as a percentage of revenues was 3.3% and 3.4%, respectively, and we recognized inventory impairments and write-offs of $7.6 million and $13.3 million, respectively.
The increase in revenues for the three months ended April 30, 2016, as compared to the fiscal 2015 period, was primarily attributable to a 20% increase in the average price of the homes delivered in the fiscal 2016 period due to a shift in the number of homes delivered to more expensive areas and/or higher-priced products and a 9% increase in the number of homes delivered due to a higher backlog at October 31, 2015, as compared to October 31, 2014. The decrease in cost of revenues as a percentage of revenues in the three-month period ended April 30, 2016 period was due primarily to lower interest expense, lower inventory impairment and write-offs, and a change in product mix to communities with lower cost of revenues as a percentage of revenues in the fiscal 2016 period, as compared to the fiscal 2015 period. In the three month periods ending April 30, 2016 and 2015, interest expense as a percentage of revenues was 3.2% and 3.5%, respectively, and we recognized inventory impairments and write-offs of $6.4 million and $12.2 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $36.1 million but declined as a percentage of revenues in the six-month period ended April 30, 2016, as compared the the fiscal 2015 period. The decrease in SG&A as a percentage of revenues in the fiscal 2016 period was due to SG&A spending increasing by 17% while revenues increased 20% from the fiscal 2015 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased number of homes closed and increased number of selling communities that we had in the fiscal 2016 period, as compared to the fiscal 2015 period.
SG&A spending increased by $20.6 million but declined as a percentage of revenues in the three-month period ended April 30, 2016, as compared to the fiscal 2015 period. The decrease in SG&A as a percentage of revenues for the three months ended April 30, 2016 was due to SG&A spending increasing by 19% while revenues increased 31% over the prior year’s comparable period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased number of homes closed and increased number of selling communities that we had in the fiscal 2016 period, as compared to the fiscal 2015 period.
Income from Unconsolidated Entities
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects or high-rise/mid-rise condominium construction projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
The increase in income from unconsolidated entities for the six-month period ended April 30, 2016, as compared to the fiscal 2015 period was due mainly to higher income from one of our Land Development Joint Ventures located in California and to our recognition of a $2.9 million recovery in the fiscal 2016 period of previously incurred charges related to a joint venture located in Nevada.
The increase in income from unconsolidated entities for the three-month period ended April 30, 2016, as compared to the fiscal 2015 period was due primarily to higher income recognized from one of our Land Development Joint Ventures located in California, offset, in part, by a distribution from Toll Brothers Realty Trust (the “Trust”), which benefited the fiscal 2015 period.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2016	2015	2016	2015
Income from ancillary businesses	$7,421	$13,725	$3,692	$2,886
Gibraltar	6,249	4,019	5,421	3,197
Management fee income from unconsolidated entities	4,515	6,390	2,408	3,411
Income from land sales	4,491	7,350	493	2,533
Other	5,677	4,451	2,619	1,892
Total other income – net	$28,353	$35,935	$14,633	$13,919
In the six months ended April 30, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015 period, which is included in income from ancillary businesses above. The declines in income from land sales was the result of lower sales in the fiscal 2016 periods as compared to the fiscal 2015 periods. In the six and three months ended April 30, 2016, we recognized a gain of $1.3 million from the sale of a 76% interest in certain assets of Gibraltar Capital and Asset Management, LLC (“Gibraltar”). See Note 3, “Investments in Unconsolidated Entities - Gibraltar Joint Ventures” of this Form 10-Q for additional information on this transaction.

Income Before Income Taxes
For the six-month period ended April 30, 2016, we reported income before income taxes of $257.2 million, as compared to $210.6 million in the six-month period ended April 30, 2015. For the three-month period ended April 30, 2016, we reported income before income taxes of $140.4 million, as compared to $86.5 million in the three-month period ended April 30, 2015.
Income Tax Provision
We recognized $95.0 million and $51.3 million of income tax provision in the six-month and three-month periods ended April 30, 2016. Based upon the federal statutory rate of 35%, our federal tax provision would have been $90.0 million and $49.1 million in the six-month and three-month periods ended April 30, 2016, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate in each of the periods were mainly due to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
In the six-month and three-month periods ended April 30, 2015, we recognized $61.3 million and $18.6 million of income tax provision, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $73.7 million and $30.3 million in the six-month and three-month periods ended April 30, 2015, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate in each of the periods were due primarily to the reversal of $13.7 million of a previously recognized tax provision related to a settlement with a taxing jurisdiction and to tax benefits related to the utilization of domestic production activities deductions and other differences, offset, in part, by the provision for state income taxes and interest accrued on anticipated tax assessments.
Contracts
The aggregate value of net contracts signed increased $263.5 million, or 11%, in the six-month period ended April 30, 2016, as compared to the prior year period. The increase in the aggregate value of net contracts signed in the fiscal 2016 period, as compared to the fiscal 2015 period, was the result of an 8% increase in the number of net contracts signed and a 2% increase in the average value of each contract signed due primarily to a change in the mix of contracts signed to more expensive areas and/or higher priced products and price increases.
The aggregate value of net contracts signed increased $49.6 million, or 3%, in the three-month period ended April 30, 2016, as compared to the prior year period. The increase in the aggregate value of net contracts signed was the result of a 3% increase in the number of net contracts signed.
Backlog
Backlog consists of homes under contract but not yet delivered to our home buyers. The increase in the value of the backlog at April 30, 2016, as compared to the backlog at April 30, 2015, was primarily attributable to the higher number of homes in backlog at October 31, 2015, as compared to the number of homes in backlog at October 31, 2014, and the 11% increase in the value of net contracts signed in the six-month period ended April 30, 2016, as compared to the value of net contracts signed in the six-month period ended April 30, 2015. These increases to backlog were offset, in part, by a 20% increase in the aggregate value of our deliveries in the six-month period ended April 30, 2016, as compared to the aggregate value of deliveries in the six-month period ended April 30, 2015.
For more information regarding results of operations by operating segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At April 30, 2016, we had $423.2 million of cash and cash equivalents. At October 31, 2015, we had $919.0 million of cash and cash equivalents and $10.0 million of marketable securities. Cash used in operating activities during the six-month period ended April 30, 2016 was $15.9 million. Cash used in operating activities during the fiscal 2016 period was primarily related to the purchase of inventory and increases in restricted cash and investments, offset, in part, by net income before stock-based compensation, inventory impairments, and depreciation and amortization; an increase in customer deposits; an increase in accounts payable and accrued expenses; an increase in receivables, prepaid expenses, and other assets; and an increase in income taxes payable.
In the six-month period ended April 30, 2016, cash provided by investing activities was $42.3 million. The cash provided by investing activities was primarily related to $61.9 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and $10.0 million of proceeds from the sale of marketable securities. This was offset, in part, by $22.2 million used to fund our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $7.3 million for the purchase of property and equipment.

We used $522.3 million of cash from financing activities in the six-month period ended April 30, 2016 primarily for the repayment of $297.9 million of loans payable, net of new borrowings and the repurchase of $230.3 million of our common stock, offset, in part, by proceeds of $5.0 million from our stock-based benefit plans. Subsequent to April 30, 2016, we repurchased approximately 1.8 million additional shares of our common stock for approximately $47.3 million.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold before the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At April 30, 2016, we owned or controlled through options 45,439 home sites, as compared to 44,253 at October 31, 2015, and 44,995 at April 30, 2015. Of the 45,439 home sites owned or controlled through options at April 30, 2016, we owned 34,612. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests. Of our owned home sites at April 30, 2016, significant improvements were completed on approximately 17,400 of them.
At April 30, 2016, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.45 billion (including $106.6 million of land to be acquired from joint ventures in which we have invested). Of the $1.45 billion of land purchase commitments, we paid or deposited $81.5 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.37 billion. The purchases of these land parcels are scheduled to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a Credit Facility that was scheduled to terminate on August 1, 2018. At April 30, 2016, we had $100.0 million outstanding borrowings under our Credit Facility and had outstanding letters of credit of approximately $94.8 million under it. Under the terms of the Credit Facility, we were not permitted to allow our maximum leverage ratio (as defined in the credit agreement) to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth (as defined in the credit agreement) of approximately $2.49 billion at April 30, 2016. At April 30, 2016, our leverage ratio was approximately 0.74 to 1.00, and our tangible net worth was approximately $4.13 billion. Based upon the minimum tangible net worth requirement at April 30, 2016, our ability to pay dividends was limited to an aggregate amount of approximately $1.64 billion or the repurchase of our common stock of approximately $1.87 billion.
Subsequent to April 30, 2016, we entered into a new $1.215 billion, unsecured, five-year revolving credit facility (the “New Credit Facility”) and terminated the Credit Facility. Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.65 billion. Under the terms of the New Credit Facility, at April 30, 2016, our leverage ratio would have been approximately 0.74 to 1.00, and our tangible net worth would have been approximately $4.13 billion. Based upon the minimum tangible net worth requirement in the New Credit Facility, our ability to repurchase our common stock would have been limited to approximately $2.20 billion as of April 30, 2016.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in Land Development Joint Ventures; Home Building Joint Ventures; Rental Property Joint Ventures, which include our investments in the Trust; and Gibraltar Joint Ventures.
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
At April 30, 2016, we had investments in these entities of $424.3 million and were committed to invest or advance up to an additional $289.2 million to these entities if they require additional funding. At April 30, 2016, we had agreed to terms for the acquisition of 320 home sites from four Land Development Joint Venture for an estimated aggregate purchase price of $106.6 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of April 30, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $945.2 million and had borrowed an aggregate of $624.7 million. The terms of these guarantees generally range from 7 months to 48 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $945.2 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $85.8 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at April 30, 2016, our maximum potential exposure under these guarantees is estimated to be approximately $624.7 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $624.7 million, $68.1 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $9.9 million of ground lease payments and insurance deductibles for three joint ventures.
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
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Six months ended April 30,
	Revenues (in millions)			Units Delivered			Average Delivered Price (in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$286.5	$282.4	1%	415	448	(7)%	$690.4	$630.4	10%
Mid-Atlantic	356.4	350.9	2%	579	565	2%	615.5	621.1	(1)%
South	339.3	377.8	(10)%	437	525	(17)%	776.4	719.6	8%
West	325.6	276.4	18%	490	411	19%	664.5	672.5	(1)%
California	545.3	294.0	85%	375	275	36%	1,454.1	1,069.1	36%
Traditional Home Building	1,853.1	1,581.5	17%	2,296	2,224	3%	807.1	711.1	14%
City Living	191.0	124.5	53%	71	62	15%	2,690.1	2,008.1	34%
Total	$2,044.1	$1,706.0	20%	2,367	2,286	4%	$863.6	$746.3	16%

	Three months ended April 30,
	Revenues (in millions)			Units Delivered			Average Delivered Price (in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$165.7	$150.0	10%	235	238	(1)%	$705.0	$630.3	12%
Mid-Atlantic	186.6	187.5	—%	300	303	(1)%	622.0	618.8	1%
South	192.5	215.9	(11)%	239	289	(17)%	805.2	747.1	8%
West	188.4	154.1	22%	288	231	25%	654.1	666.9	(2)%
California	328.4	128.4	156%	216	120	80%	1,520.5	1,070.0	42%
Traditional Home Building	1,061.6	835.9	27%	1,278	1,181	8%	830.6	707.8	17%
City Living	54.0	16.7	223%	26	14	86%	2,078.5	1,191.3	74%
Total	$1,115.6	$852.6	31%	1,304	1,195	9%	$855.5	$713.5	20%

Net Contracts Signed ($ amounts in millions):

	Six months ended April 30,
	Net Contract Value (in millions)			Net Contracted Units			Average Contracted Price (in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$403.0	$347.0	16%	571	556	3%	$705.8	$624.1	13%
Mid-Atlantic	495.7	406.7	22%	802	639	26%	618.1	636.5	(3)%
South	432.9	457.8	(5)%	577	555	4%	750.3	824.9	(9)%
West	540.8	387.1	40%	747	567	32%	724.0	682.7	6%
California	661.6	738.3	(10)%	437	593	(26)%	1,514.0	1,245.0	22%
Traditional Home Building	2,534.0	2,336.9	8%	3,134	2,910	8%	808.6	803.1	1%
City Living	198.3	131.9	50%	109	84	30%	1,819.3	1,570.2	16%
Total	$2,732.3	$2,468.8	11%	3,243	2,994	8%	$842.5	$824.6	2%

	Three months ended April 30,
	Net Contract Value (in millions)			Net Contracted Units			Average Contracted Price (in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$230.4	$236.4	(3)%	327	379	(14)%	$704.5	$623.8	13%
Mid-Atlantic	308.6	259.0	19%	502	415	21%	614.8	624.0	(1)%
South	266.0	288.4	(8)%	367	356	3%	724.7	810.3	(11)%
West	340.6	238.7	43%	466	348	34%	730.9	685.8	7%
California	408.5	484.9	(16)%	275	368	(25)%	1,485.5	1,317.7	13%
Traditional Home Building	1,554.1	1,507.4	3%	1,937	1,866	4%	802.3	807.8	(1)%
City Living	91.1	88.2	3%	56	65	(14)%	1,627.7	1,356.7	20%
Total	$1,645.2	$1,595.6	3%	1,993	1,931	3%	$825.5	$826.3	—%

Backlog ($ amounts in millions):

	At April 30,
	Backlog Value (in millions)			Backlog Units			Average Backlog Price (in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$735.7	$629.2	17%	1,046	986	6%	$703.4	$638.1	10%
Mid-Atlantic	658.2	575.3	14%	1,034	904	14%	636.6	636.4	—%
South	762.8	803.2	(5)%	964	993	(3)%	791.3	808.8	(2)%
West	788.7	503.4	57%	1,073	745	44%	735.1	675.7	9%
California	1,014.0	748.8	35%	671	593	13%	1,511.1	1,262.8	20%
Traditional Home Building	3,959.4	3,259.9	21%	4,788	4,221	13%	827.0	772.3	7%
City Living	232.7	222.6	5%	152	166	(8)%	1,530.7	1,340.9	14%
Total	$4,192.1	$3,482.5	20%	4,940	4,387	13%	$848.6	$793.8	7%

	At October 31,
	Backlog Value (in millions)			Backlog Units			Average Backlog Price (in thousands)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Traditional Home Building:
North	$619.2	$564.6	10%	890	878	1%	$695.8	$643.1	8%
Mid-Atlantic	518.9	519.5	—%	811	830	(2)%	639.9	625.9	2%
South	669.2	723.2	(7)%	824	963	(14)%	812.1	751.0	8%
West	573.5	392.6	46%	816	589	39%	702.8	666.6	5%
California	897.8	304.6	195%	609	275	121%	1,474.2	1,107.6	33%
Traditional Home Building	3,278.6	2,504.5	31%	3,950	3,535	12%	830.0	708.5	17%
City Living	225.4	215.2	5%	114	144	(21)%	1,977.2	1,494.4	32%
Total	$3,504.0	$2,719.7	29%	4,064	3,679	10%	$862.2	$739.2	17%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Six months ended April 30,			Three months ended April 30,
	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$16.3	$13.5	21%	$8.3	$2.9	186%
Mid-Atlantic	37.9	40.8	(7)%	20.9	22.1	(5)%
South	52.4	62.6	(16)%	31.1	39.3	(21)%
West	43.8	45.0	(3)%	24.2	24.5	(1)%
California	118.5	46.6	154%	74.9	21.7	245%
Traditional Home Building	268.9	208.5	29%	159.4	110.5	44%
City Living	59.9	58.0	3%	16.2	6.6	145%
Corporate and other	(71.6)	(55.9)	28%	(35.2)	(30.6)	15%
Total	$257.2	$210.6	22%	$140.4	$86.5	62%
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
Traditional Home Building
North
The increases in average price of homes delivered in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered. The 7% decrease in the number of homes delivered in the six months ended April 30, 2016, was principally due to a decrease in the number of homes in backlog in Connecticut and Illinois as of October 31, 2015, as compared to October 31, 2014, and a decrease in the number of homes delivered in Massachusetts.
The increases in the average value of each contract signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products, particularly in Massachusetts and New York. The 14% decrease in the number of net contracts signed in the three months ended April 30, 2016, was principally due to a decrease in demand in Connecticut, Illinois, Massachusetts, and Michigan.
The 21% increase in income before income taxes in the six months ended April 30, 2016, as compared to the six months ended April 30, 2015, was principally attributable to lower inventory impairment charges, offset, in part, by higher SG&A costs. During our review of operating communities for impairment in the fiscal 2016 and 2015 periods, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut in the fiscal 2016 period and one operating community located in the suburbs of New York City in the the fiscal 2015 period, needed to be reduced. As a result of these reductions in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values of these communities were written down to their estimated fair values resulting in charges to income before taxes of $6.0 million and $11.1 million in the six-month periods ended April 30, 2016 and 2015, respectively. Total impairment charges for the six-month periods ended April 30, 2016 and 2015 were $6.0 million and $11.5 million, respectively.
The 186% increase in income before income taxes in the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, was mainly due to lower inventory impairment charges and higher earnings from increased revenues, offset, in part, by higher SG&A costs. Inventory impairment charges in the three-month periods ended April 30, 2016 and 2015 were $6.0 million and $11.1 million, respectively.
Mid-Atlantic
The increases in the the value of net contracts signed during the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to increases in the the number of net contracts signed. The increases in the number of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to increases in demand in Pennsylvania, Maryland, and Virginia.
The 7% decrease in income before income taxes in the six months ended April 30, 2016, as compared to the six months ended April 30, 2015, was mainly due to higher SG&A costs and higher cost of revenues, as a percentage of revenues, offset, in part, by higher earnings from increased revenues. The increase in the cost of revenues, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas. The 5% decrease in income before income taxes in the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, was principally attributable to higher SG&A costs due mainly to an increase in the number of selling communities.
South
The decreases in the number of homes delivered in the fiscal 2016 periods, as compared the fiscal 2015 periods, were principally due to decreases in the number of homes in backlog as of October 31, 2015, as compared to the number of homes in backlog at October 31, 2014. The increases in the average price of the homes delivered in the fiscal 2016 periods, as compared the fiscal 2015 periods, were primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2016 periods, as compared to the fiscal 2015 periods.

The decreases in the average value of each contract signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were mainly due to a shift in the number of contracts signed to less expensive areas and/or products. The increases in the number of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to increases in demand in the Raleigh market of North Carolina and an increase in selling communities in Florida partially offset by lower demand in Texas.
The decreases in income before income taxes in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to lower earnings from decreased revenues and decreases in earnings from our investments in unconsolidated entities. In the six months and three months ended April 30, 2016, we earned $5.8 million and $3.4 million, respectively, from our investments in unconsolidated entities, as compared to $7.0 million and $4.2 million in the six months and three months ended April 30, 2015, respectively. The decrease in income before income taxes in the three-month period ended April 30, 2016, as compared to the comparable period in fiscal 2015, was also impacted by a $2.1 million decrease in earnings from land sales.
West
The increases in revenues in the fiscal 2016 periods, as compared the fiscal 2015 periods, were mainly due to increases in the number of homes delivered. These increases in the number of homes delivered were due primarily to an increase in the number of homes in backlog at October 31, 2015, as compared to the number of homes in backlog at October 31, 2014.
The increases in the number of net contracts signed in the fiscal 2016 periods, as compared the fiscal 2015 periods, were principally due to increases in the number of selling communities in Colorado, Nevada, and Washington and increased demand in Colorado and Washington. The increases in the average sales price of net contracts signed in the fiscal 2016 periods, as compared the fiscal 2015 periods, were principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2016 periods, as compared to the fiscal 2015 periods.
The decreases in income before income taxes in the fiscal 2016 periods, as compared the fiscal 2015 periods, were due mainly to higher cost of revenues, as a percentage of revenues, and higher SG&A costs, offset, in part, by higher earnings from the increased revenues. The six month period ended April 30, 2016 also benefited from a $2.4 million increase in earnings from our investments in unconsolidated entities. The increases in cost of revenues, as a percentage of revenues, were primarily due to a shift in the number of homes delivered to lower-margin products and/or locations.

California
The increases in the number of homes delivered in the fiscal 2016 periods, as compared the fiscal 2015 periods, were principally due to an increase in the number of homes in backlog as of October 31, 2015, as compared to October 31, 2014. The increases in the average price of homes delivered in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered.
The decreases in the number of net contracts signed in the fiscal 2016 periods, as compared the fiscal 2015 periods, were due primarily to (1) a temporary lack of inventory as we are transitioning between a number of communities that are selling out, and thus have limited inventory, and the opening of new communities and (2) reduced demand resulting from our decision to increase prices in a number of communities with large backlogs to maximize the value of our inventory. In addition, there is a continued reduction in demand in our Porter Ranch master planned community in Southern California due to a natural gas leak on unaffiliated land approximately one mile away. In mid-February 2016, the State of California announced that the leak had been permanently sealed. Recent testing has verified that air quality is back to normal levels, so we expect to return to normal operations at our Porter Ranch master planned community during the second half of fiscal 2016. The increases in the average sales price of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices.
The increases in income before income taxes in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were due mainly to higher earnings from increased revenues, lower cost of revenues, as a percentage of revenues, and increases in earnings from our investments in unconsolidated entities. These increases were partially offset by higher SG&A costs. The decreases in cost of revenues, as a percentage of revenues, were primarily due to a shift in the number of homes delivered to lower-margin products and/or locations and increased selling prices of homes delivered. In the six months and three months ended April 30, 2016, earnings from our investments in unconsolidated entities increased $5.9 million and $5.8 million, respectively, as compared to comparable periods in fiscal 2015.
City Living
The increases in the number of homes delivered in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to the delivery of homes at one community located in Philadelphia, Pennsylvania, which commenced delivering homes in the third quarter of fiscal 2015. The increases in average price of homes delivered in the fiscal 2016 periods, as compare to the fiscal 2015 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The 30% increase in the number of net contracts signed in the six months ended April 30, 2016, as compared to the six months ended April 30, 2015, was mainly due to strong sales at one of our buildings located in Hoboken, New Jersey, which opened in the fourth quarter of fiscal 2015. The 14% decrease in the number of net contracts signed in the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, was due principally to a decline in the number of net contracts signed in Philadelphia, Pennsylvania, due to lower product availability.
The increases in income before income taxes in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were due mainly to higher earnings from increased revenues, offset, in part, by higher cost of revenues as a percentage of revenues and higher SG&A costs. The increase in cost of revenues as a percentage of revenues was mainly due to a shift in the number of homes delivered to buildings with lower margins in the fiscal 2016 periods, as compared to the fiscal 2015 periods. The six-month period ended April 30, 2015 also benefited from $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings located in the urban New York market.
Corporate and Other
The 28% increase in the loss before income taxes in the six months ended April 30, 2016, as compared to the six months ended April 30, 2015, was principally attributable to higher SG&A costs in the fiscal 2016 period, as compared to the fiscal 2015 period and a gain of $1.6 million recognized in the fiscal 2016 period, as compared to $8.1 million in the fiscal 2015 period, from a bulk sale of security monitoring accounts by our home security monitoring business in the fiscal 2015 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees. These increases to the loss before income taxes were partially offset by higher earning from Gibraltar.
The 15% increase in the loss before income taxes in the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, was due mainly to higher SG&A costs and lower earnings from our investments in unconsolidated entities in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees. These increases to the loss before income taxes were partially offset by higher earnings from Gibraltar and from our ancillary businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt before maturity, and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.
The table below sets forth, at April 30, 2016, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2016	$21,643	3.55%	$100,000	2.44%
2017	419,353	8.67%	150	0.56%
2018	14,776	3.47%	100,150	1.94%
2019	360,533	3.98%	500,150	1.85%
2020	253,456	6.73%	150	0.56%
Thereafter (b)	1,736,017	4.40%	13,360	0.42%
Discount and deferred issuance costs	(15,315)		(1,069)
Total	$2,790,463	5.18%	$712,891	1.92%
Fair value at April 30, 2016	$2,943,315		$713,960

(a)
Based upon the amount of variable-rate debt outstanding at April 30, 2016, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.1 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended April 30, 2016, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2016 to February 29, 2016	1,909	$27.17	1,909	11,856
March 1, 2016 to March 31, 2016	1,028	$27.47	1,028	10,828
April 1, 2016 to April 30, 2016	1	$29.23	1	10,827
Total	2,938	$27.27	2,938

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2016, we withheld 230 of the shares subject to restricted stock units to cover $6,600 of income tax withholdings and we issued the remaining 413 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2016, the net exercise method was not employed to exercise options.

(b)
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of obtaining shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. Our Board of Directors terminated, effective May 23, 2016, our December 2014 share repurchase program and authorized a new repurchase program described below.

Subsequent to April 30, 2016, we repurchased, under the December 2014 repurchase program, approximately    1.8 million shares of our common stock at an average price of $26.50 per share.
Effective May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2016.
We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

ITEM 6. EXHIBITS

3.1
Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant, dated as of March 8, 2016, is hereby incorporated by reference to Annex B to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2016 Annual Meeting of Stockholders held on March 8, 2016 filed with the Securities and Exchange Commission on February 2, 2016.

3.2
Amendment to the By-laws of the Registrant, dated as of January 20, 2016, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.

4.1*
Twelfth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.2*
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

4.3*
Ninth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as Trustee.

10.1
Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) is hereby incorporated by reference to Annex A to Toll Brothers, Inc.’s definitive proxy statement on Schedule 14A for the Toll Brothers, Inc. 2016 Annual Meeting of Stockholders held on March 8, 2016 filed with the Securities and Exchange Commission on February 2, 2016.

10.2
Credit Agreement, dated as of May 19, 2016, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

10.3
Amendment No. 1, dated as of May 19, 2016, to the Credit Agreement, dated as of February 3, 2014, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 3, 2016	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 3, 2016	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)