Form 10-Q
period 2016-07-31
TOLL BROTHERS INC
filed 2016-09-07
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
At September 2, 2016, there were approximately 163,994,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2016	October 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$351,854	$918,993
Marketable securities		10,001
Restricted cash and investments	43,183	16,795
Inventory	7,670,523	6,997,516
Property, construction, and office equipment, net	148,804	136,755
Receivables, prepaid expenses, and other assets	280,277	284,130
Mortgage loans held for sale	170,937	123,175
Customer deposits held in escrow	66,846	56,105
Investments in unconsolidated entities	461,604	412,860
Investments in foreclosed real estate and distressed loans	13,687	51,730
Deferred tax assets, net of valuation allowances	197,984	198,455
	$9,405,699	$9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,058,656	$1,000,439
Senior notes	2,693,221	2,689,801
Mortgage company loan facility	125,000	100,000
Customer deposits	338,457	284,309
Accounts payable	276,213	236,953
Accrued expenses	628,684	608,066
Income taxes payable	105,508	58,868
Total liabilities	5,225,739	4,978,436
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,933 and 177,931 shares issued at July 31, 2016 and October 31, 2015, respectively	1,779	1,779
Additional paid-in capital	724,151	728,125
Retained earnings	3,862,919	3,595,202
Treasury stock, at cost — 13,989 and 3,084 shares at July 31, 2016 and October 31, 2015, respectively	(412,243)	(100,040)
Accumulated other comprehensive loss	(2,455)	(2,509)
Total stockholders’ equity	4,174,151	4,222,557
Noncontrolling interest	5,809	5,522
Total equity	4,179,960	4,228,079
	$9,405,699	$9,206,515
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Revenues	$3,314,057	$2,734,046	$1,269,934	$1,028,011

Cost of revenues	2,574,298	2,152,938	991,416	824,394
Selling, general and administrative	385,120	330,174	134,984	116,175
	2,959,418	2,483,112	1,126,400	940,569
Income from operations	354,639	250,934	143,534	87,442
Other:
Income from unconsolidated entities	22,754	17,080	4,998	5,952
Other income – net	43,474	50,005	15,121	14,070
Income before income taxes	420,867	318,019	163,653	107,464
Income tax provision	153,150	102,015	58,170	40,715
Net income	$267,717	$216,004	$105,483	$66,749

Other comprehensive income (loss), net of tax:
Change in pension liability	23	(62)	155	139
Change in fair value of available-for-sale securities		2
Change in unrealized income (loss) on derivative held by equity investee	31	(2)		12
Other comprehensive income (loss)	54	(62)	155	151
Total comprehensive income	$267,771	$215,942	$105,638	$66,900

Income per share:
Basic	$1.58	$1.22	$0.64	$0.38
Diluted	$1.52	$1.18	$0.61	$0.36
Weighted-average number of shares:
Basic	169,692	176,443	165,919	176,797
Diluted	177,403	184,692	173,405	185,133
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2016	2015
Cash flow used in operating activities:
Net income	$267,717	$216,004
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,838	17,667
Stock-based compensation	21,006	17,694
Excess tax benefits from stock-based compensation	(1,131)	(4,603)
Income from unconsolidated entities	(22,754)	(17,080)
Distributions of earnings from unconsolidated entities	14,615	8,459
Income from foreclosed real estate and distressed loans	(1,593)	(7,192)
Deferred tax (benefit) provision	(9,807)	19,006
Change in deferred tax valuation allowances	506	(1,388)
Inventory impairments and write-offs	11,353	31,279
Other	(669)	(137)
Changes in operating assets and liabilities
Increase in inventory	(667,539)	(349,674)
Origination of mortgage loans	(826,058)	(675,643)
Sale of mortgage loans	780,508	649,464
(Increase) decrease in restricted cash and investments	(26,388)	422
Increase in receivables, prepaid expenses, and other assets	(11,108)	(32,451)
Increase in customer deposits	43,407	69,589
Increase in accounts payable and accrued expenses	38,073	8,410
Increase (decrease) in income taxes payable	47,771	(61,077)
Net cash used in operating activities	(325,253)	(111,251)
Cash flow provided by investing activities:
Purchase of property and equipment — net	(23,280)	(7,245)
Sale and redemption of marketable securities	10,000	2,000
Investments in unconsolidated entities	(40,627)	(39,281)
Return of investments in unconsolidated entities	34,769	34,803
Investment in foreclosed real estate and distressed loans	(964)	(2,096)
Return of investments in foreclosed real estate and distressed loans	34,601	23,372
Net increase in cash from purchase of joint venture interest		3,848
Net cash provided by investing activities	14,499	15,401
Cash flow used in financing activities:
Debt issuance costs for senior notes	(35)
Proceeds from loans payable	1,756,528	1,216,094
Debt issuance costs for loans payable	(3,936)
Principal payments of loans payable	(1,688,087)	(1,043,542)
Redemption of senior notes		(300,000)
Proceeds from stock-based benefit plans	5,336	35,246
Excess tax benefits from stock-based compensation	1,131	4,603
Purchase of treasury stock	(327,612)	(6,746)
Receipts (payments) related to noncontrolling interest, net	290	(1,312)
Net cash used in financing activities	(256,385)	(95,657)
Net decrease in cash and cash equivalents	(567,139)	(191,507)
Cash and cash equivalents, beginning of period	918,993	586,315
Cash and cash equivalents, end of period	$351,854	$394,808
See accompanying notes.

TOLL BROTHERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company,” “we,” “us,” or “our”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate results of operations and financial condition of the entity.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2015 balance sheet amounts and disclosures included herein have been derived from our October 31, 2015 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (“2015 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2016; the results of our operations for the nine-month and three-month periods ended July 31, 2016 and 2015; and our cash flows for the nine-month periods ended July 31, 2016 and 2015. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning November 1, 2020, with early adoption permitted as of November 1, 2019. We are currently evaluating the impact that the adoption of ASU 2016-13 may have on our consolidated financial statements and disclosures.
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
2. Inventory
Inventory at July 31, 2016 and October 31, 2015 consisted of the following (amounts in thousands):

	July 31, 2016	October 31, 2015
Land controlled for future communities	$79,319	$75,214
Land owned for future communities	2,021,007	2,033,447
Operating communities	5,570,197	4,888,855
	$7,670,523	$6,997,516
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

	July 31, 2016	October 31, 2015
Land owned for future communities:
Number of communities	20	15
Carrying value (in thousands)	$139,277	$119,138
Operating communities:
Number of communities	5	11
Carrying value (in thousands)	$28,261	$63,668

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Land controlled for future communities	$3,103	$679	$2,469	$69
Land owned for future communities	300	12,600		11,900
Operating communities	7,950	18,000	1,250	6,000
	$11,353	$31,279	$3,719	$17,969
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
At July 31, 2016, we evaluated our land purchase contracts to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land. Our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred, and the creditors of the sellers generally have no recourse against us. At July 31, 2016, we determined that 80 land purchase contracts, with an aggregate purchase price of $994.1 million, on which we had made aggregate deposits totaling $43.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2015, we determined that 61 land purchase contracts, with an aggregate purchase price of $663.6 million, on which we had made aggregate deposits totaling $45.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Interest capitalized, beginning of period	$373,128	$356,180	$383,482	$372,894
Interest incurred	122,079	117,896	41,667	37,438
Interest expensed to cost of revenues	(107,176)	(94,942)	(39,431)	(36,989)
Write-off against other income	(606)	(2,795)	(297)	(1,057)
Interest capitalized on investments in unconsolidated entities	(3,947)	(6,149)	(1,704)	(1,324)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	687	15,915	448	15,143
Interest capitalized, end of period	$384,165	$386,105	$384,165	$386,105
3. Investments in Unconsolidated Entities
We have investments in various unconsolidated joint venture entities. These joint ventures (i) develop land for the joint venture participants and, in some cases, for sale to other third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes and condominiums (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and in one case, a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).

The table below provides information as of July 31, 2016, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	3	11	4	25
Investment in unconsolidated entities	$214,812	$85,523	$149,023	$12,246	$461,604
Number of unconsolidated entities with funding commitments by the Company	5	2	3	1	11
Company’s remaining funding commitment to unconsolidated entities	$248,193	$8,763	$13,185	$10,000	$280,141
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2016, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	2	9	15
Aggregate loan commitments	$470,000	$222,000	$765,196	$1,457,196
Amounts borrowed under loan commitments	$395,518	$160,962	$628,278	$1,184,758
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
Land Development Joint Ventures
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At July 31, 2016, we had an investment of $81.0 million in this joint venture and were committed to make additional contributions to this joint venture of up to $216.9 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller.
Home Building Joint Ventures
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us before the sale. The gain of $9.3 million that we realized on the sale was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. At July 31, 2016, we had an investment of $17.4 million in this joint venture. The joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At July 31, 2016, the joint venture had $95.1 million borrowed under the construction loan.
We have an investment in a joint venture in which we have a 50% interest to develop a high-rise luxury condominium project in conjunction with a luxury hotel in New York City being developed by a related joint venture, discussed below in Rental Property Joint Ventures. At July 31, 2016, we had invested $52.7 million in this joint venture and expect to make additional investments of approximately $0.5 million for the development of this project. In the first quarter of fiscal 2015, this joint venture, along with the related hotel joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel, of which we allocated $98.0 million to the condominium project. At July 31, 2016, this joint venture had $65.8 million of outstanding borrowings under the construction loan agreement.
Rental Property Joint Ventures
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building near Union Station in Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. At April 30, 2016, our partner had the option, if certain events were to occur, to exit the venture and require us to repurchase its interest. Given this contingency, as of April 30, 2016, our investment, net of our partner’s contribution, was recorded in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet. This option expired in our third quarter of fiscal 2016 and, accordingly, at July 31, 2016, our net investment in this property of $19.1 million was reclassified to “Investments in unconsolidated entities” on our Condensed Consolidated Balance Sheet and we recognized a gain of $2.6 million on the sale which is recorded in “Other income-net” on our Condensed Consolidated Statement of Operations and Comprehensive Income. In addition, due to our continued involvement in the joint venture through our ownership interest, we deferred $2.6 million of the gain realized on the sale. At July 31, 2016, we had an investment of $22.9 million in this joint venture and expect to make additional investments of approximately $5.9 million for the development of this project. The joint venture expects to enter into a construction loan agreement during our fourth quarter of fiscal 2016 to provide up to approximately $130.0 million of financing for the development of this property.
In the second quarter of fiscal 2015, we entered into two joint ventures with an unrelated party to develop luxury for-rent residential apartment buildings. Before the formation of these joint ventures, we acquired the properties, through two 100%-owned entities, and incurred $18.8 million of land and land development costs. Our partner acquired a 75% interest in each of these entities for $14.5 million. At July 31, 2016, we had a combined investment of $10.2 million in these ventures. In addition, in fiscal 2015, these joint ventures entered into construction loan agreements with several banks to provide up to $87.0 million of financing for the development of their respective apartment buildings. At July 31, 2016, these joint ventures had $28.0 million of borrowings under the construction loan agreements.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related joint venture, discussed in Home Building Joint Ventures above. At July 31, 2016, we had invested $36.2 million in this joint venture and expect to make additional investments of approximately $5.6 million for the development of the luxury hotel. In the first quarter of fiscal 2015, this joint venture, along with the related condominium joint venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel, of which we allocated $62.0 million to the hotel project. At July 31, 2016, this joint venture had $42.4 million of outstanding borrowings under the construction loan agreement.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of July 31, 2016, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.2 million and $1.7 million in the nine-month periods ended July 31, 2016 and 2015, respectively. In each of our first quarters of 2016 and 2015, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. In the second quarter of fiscal 2015, we received a distribution of $4.1 million, of which $1.5 million was recognized as income.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into two ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of July 31, 2016, no amounts have been invested in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned (“REO”) and distressed loans for $24.1 million. We have a 24% interest in this venture. In the three months ended April 30, 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At July 31, 2016, we have a $5.4 million investment in this venture and are committed to invest an additional $10.0 million, if necessary.
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
We believe that, as of July 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $871.5 million and had borrowed an aggregate of $600.0 million. The terms of these guarantees generally range from 4 months to 45 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $871.5 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $78.8 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at July 31, 2016, our maximum potential exposure under all guarantees is estimated to be approximately $600.0 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $600.0 million, $64.0 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $4.4 million of ground lease payments and insurance deductibles for three joint ventures.
As of July 31, 2016, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.5 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At July 31, 2016 and October 31, 2015, we determined that three and one, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At July 31, 2016 and October 31, 2015, our investments in the unconsolidated joint ventures deemed to be VIEs, which is included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $7.3 million and $6.7 million, respectively. At July 31, 2016, the maximum exposure of loss to our investments in the unconsolidated joint ventures that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $1.6 million of additional commitments to the VIEs. At October 31, 2015, the maximum exposure of loss to our investment in the unconsolidated joint venture that was a VIE was limited to our investment in the unconsolidated VIE, except with regard to $89.8 million of loan guarantees and $0.4 million of additional commitments to the VIE. Of our potential exposure for these loan guarantees at July 31, 2016 and October 31, 2015, $14.3 million is related to repayment and carry cost guarantees.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	July 31, 2016	October 31, 2015
Cash and cash equivalents	$109,622	$95,263
Inventory	1,086,118	1,024,157
Non-performing loan portfolio	4,826	27,572
Rental properties	432,354	278,897
Rental properties under development	425,783	390,399
Real estate owned (“REO”)	96,307	117,758
Other assets	172,064	224,617
Total assets	$2,327,074	$2,158,663
Debt	$1,190,394	$1,127,121
Other liabilities	152,798	130,315
Members’ equity	908,374	806,327
Noncontrolling interest	75,508	94,900
Total liabilities and equity	$2,327,074	$2,158,663
Company’s net investment in unconsolidated entities (1)	$461,604	$412,860

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

Condensed Statements of Operations and Comprehensive Income:

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Revenues	$226,772	$170,884	$60,755	$84,578
Cost of revenues	145,401	116,928	42,910	53,378
Other expenses	29,723	25,598	11,347	8,762
Total expenses	175,124	142,526	54,257	62,140
Gain on disposition of loans and REO	38,102	25,094	3,413	1,507
Income from operations	89,750	53,452	9,911	23,945
Other income	4,121	6,749	1,769	906
Net income	93,871	60,201	11,680	24,851
Less: (income) loss attributable to noncontrolling interest	(11,204)	(10,371)	3,819	706
Net income attributable to controlling interest	82,667	49,830	15,499	25,557
Other comprehensive income (loss)	100	(6)	—	40
Total comprehensive income	$82,767	$49,824	$15,499	$25,597
Company’s equity in earnings of unconsolidated entities (2)	$22,754	$17,080	$4,998	$5,952

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

	July 31, 2016	October 31, 2015
Investment in REO:
Held and used classification	$11,172	$48,514
Held for sale classification	2,515	1,719
	13,687	50,233
Investment in distressed loans		1,497
	$13,687	$51,730
The table below provides, for the periods indicated, the activity in REO (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Balance, beginning of period	$50,233	$69,799	$14,576	$63,680
Additions	964	2,304	98	400
Sales	(36,485)	(14,139)	(757)	(6,471)
Impairments	(943)	(183)	(230)
Depreciation	(82)	(257)		(85)
Balance, end of period	$13,687	$57,524	$13,687	$57,524
In the second quarter of fiscal 2016, we sold certain REO and distressed loans to an unconsolidated entity in which we have an interest for $24.1 million. See Note 3, “Investments in Unconsolidated Entities – Gibraltar Joint Ventures,” for additional information regarding this sale.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2016 and October 31, 2015, loans payable consisted of the following (amounts in thousands):

	July 31, 2016	October 31, 2015
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	450,000	350,000
Loans payable – other	109,627	151,702
Deferred issuance costs	(971)	(1,263)
	$1,058,656	$1,000,439
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase.
On May 19, 2016, we entered into an amendment to the Term Loan Facility to, among other things, (1) amend the financial maintenance covenants therein to be substantially the same as the financial maintenance covenants applicable under the New Credit Facility described below and (2) revise certain provisions relating to the interest rate applicable on outstanding borrowings. Under the amended Term Loan Facility, the interest rate on borrowings at July 31, 2016 was 1.89% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our New Credit Facility, as described below. The Term Loan Facility was scheduled to mature on February 3, 2019. Subsequent to July 31, 2016, we amended the Term Loan Facility to extend the maturity date from February 3, 2019 to August 2, 2021.

Credit Facility
On August 1, 2013, we entered into a $1.035 billion, unsecured, five-year revolving credit facility (the “Credit Facility”). The commitments under the Credit Facility were scheduled to expire on August 1, 2018. On May 19, 2016, we entered into a new $1.215 billion (subsequently increased to $1.295 billion), unsecured, five-year revolving credit facility (the “New Credit Facility”) with a syndicate of banks (the “Aggregate Credit Commitment”) and terminated the Credit Facility. The commitments under the New Credit Facility are scheduled to expire on May 19, 2021. We are obligated to pay an undrawn commitment fee to the lenders under the New Credit Facility, which is based on the average daily unused amount of the Aggregate Credit Commitment and our leverage ratio. Any proceeds from borrowings under the New Credit Facility can be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the New Credit Facility.
Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.61 billion. Under the terms of the New Credit Facility, at July 31, 2016, our leverage ratio was approximately 0.84 to 1.00, and our tangible net worth was approximately $4.12 billion. Based upon the minimum tangible net worth requirement in the New Credit Facility, our ability to repurchase our common stock was limited to approximately $2.14 billion as of July 31, 2016.
At July 31, 2016, we had $450.0 million of outstanding borrowings under the New Credit Facility and had outstanding letters of credit of approximately $80.0 million under the New Credit Facility. Subsequent to July 31, 2016, we repaid $100.0 million of the outstanding balance under the New Credit Facility. At July 31, 2016, the interest rate on borrowings under the New Credit Facility was 1.97% per annum.
Loans Payable – Other
Our “Loans payable – other” represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2016, the weighted-average interest rate on “Loans payable – other” was 3.98% per annum.
Senior Notes
At July 31, 2016, we, through Toll Brothers Finance Corp., had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.71 billion.
In October 2015, we issued $350.0 million aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes”) at par. We received $347.7 million of net proceeds from this issuance of the 4.875% Senior Notes.
In May 2015, we repaid, at maturity, the $300.0 million of then-outstanding principal amount of 5.15% Senior Notes due
May 15, 2015.
Mortgage Company Loan Facility
In July 2016, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, amended its Master Repurchase Agreement (the “Repurchase Agreement”) with Comerica Bank. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Repurchase Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Repurchase Agreement, as amended, provides for loan purchases up to $85.0 million, subject to certain sublimits. In addition, the Repurchase Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125.0 million for a short period of time. The Repurchase Agreement, as amended, expires on July 13, 2017, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. At July 31, 2016, the interest rate on the Repurchase Agreement was 2.50% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Repurchase Agreement. At July 31, 2016, we had $125.0 million of outstanding borrowings under the Repurchase Agreement.

6. Accrued Expenses
Accrued expenses at July 31, 2016 and October 31, 2015 consisted of the following (amounts in thousands):

	July 31, 2016	October 31, 2015
Land, land development, and construction	$127,577	$118,634
Compensation and employee benefits	125,876	125,045
Self-insurance	116,358	113,727
Warranty	91,967	93,083
Interest	39,035	26,926
Commitments to unconsolidated entities	5,260	5,534
Other	122,611	125,117
	$628,684	$608,066
As previously disclosed in Note 7, “Accrued Expenses” in our 2015 Form 10-K, we determined that we will need to make stucco-related repairs to homes in certain completed communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). At October 31, 2015, we estimated that the gross cost to make these repairs was $80.3 million, of which approximately $32.6 million would be covered by our insurance carrier. Through October 31, 2015, we recorded approximately $47.7 million of expected warranty expense, net of expected insurance recoveries. At October 31, 2015, we had approximately $44.2 million of warranty reserves related to these repairs remaining, which also included a number of claims received related to homes that have limited or no stucco elements in these same completed communities. We will continue to monitor our exposure and evaluate our warranty reserves in the future for these claims.
Each quarter, we review the estimates used in determining the potential liability for these repairs. Based upon our fiscal 2016 reviews, we determined that the actual costs incurred per claim were in excess of our previously estimated costs and therefore future estimated costs needed to be increased. The increase in costs in the nine months of fiscal 2016 resulted in an increase to the gross cost for repairs of $12.6 million. We expect to recover approximately $8.3 million of the increase from our insurance carrier. In the nine months and three months ended July 31, 2016, we recorded additional charges of $4.3 million and $1.9 million, respectively, related to these claims. At July 31, 2016, we had approximately $40.3 million of warranty reserves remaining and our expected recovery from our insurance carrier was $36.6 million. Due to the degree of judgment required and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated.
In addition, also as previously disclosed in Note 7, “Accrued Expenses” in our 2015 Form 10-K, we have received construction claims from three related multifamily community associations in California alleging issues with design and construction and damage to exterior common area elements. We believe that we have coverage under multiple owner controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. We completed a settlement of one of the claims during fiscal 2015. In addition, we completed a settlement on a second claim in December 2015, which was previously accrued for as of October 31, 2015. As of July 31, 2016, we believe that our existing reserves and insurance are sufficient. Due to issues related to insurance coverage on all three construction claims, the degree of judgment required, and the potential for variability in our underlying assumptions, our actual future costs could differ from those estimated.
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
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Balance, beginning of period	$93,083	$86,282	$91,194	$83,057
Additions – homes closed during the period	18,208	13,200	7,241	4,947
Increase in accruals for homes closed in prior years	11,045	1,763	4,853	454
Charges incurred	(30,369)	(22,240)	(11,321)	(9,453)
Balance, end of period	$91,967	$79,005	$91,967	$79,005

7. Income Taxes
We recorded income tax provisions of $153.2 million and $102.0 million for the nine months ended July 31, 2016 and 2015, respectively. The effective tax rate for the nine months ended July 31, 2016 was 36.4%, compared to 32.1% for the nine months ended July 31, 2015. For the three months ended July 31, 2016 and 2015, we recorded income tax provisions of $58.2 million and $40.7 million, respectively. The effective tax rate for the three months ended July 31, 2016, was 35.5%, compared to 37.9% for the three months ended July 31, 2015. The income tax provisions for all periods included the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences. The income tax provision for the nine months ended July 31, 2015 also benefited from a $13.7 million reversal of a previously recognized tax provision related to a settlement with a taxing jurisdiction.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate our rate for the full fiscal year 2016 for state income taxes will be 6.7%. Our state income tax rate for the full fiscal year 2015 was 6.3%.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $31.6 million and $31.1 million as of July 31, 2016 and October 31, 2015, respectively.
At July 31, 2016, we had $62.1 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Total stock-based compensation expense recognized	$21,006	$17,694	$5,925	$5,142
Income tax benefit recognized	$8,092	$6,694	$2,283	$1,958
At July 31, 2016 and October 31, 2015, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $32.9 million and $25.2 million, respectively.
9. Stock Repurchase Program
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of obtaining shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. Effective May 23, 2016, our Board of Directors terminated the December 2014 share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Number of shares purchased (in thousands)	11,405	214	3,698	3
Average price per share	$28.72	$31.50	$26.33	$37.64
Remaining authorization at July 31 (in thousands)	18,085	19,986	18,085	19,986

10. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Numerator:
Net income as reported	$267,717	$216,004	$105,483	$66,749
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,165	1,179	388	393
Numerator for diluted earnings per share	$268,882	$217,183	$105,871	$67,142

Denominator:
Basic weighted-average shares	169,692	176,443	165,919	176,797
Common stock equivalents (a)	1,853	2,391	1,628	2,478
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858	5,858
Diluted weighted-average shares	177,403	184,692	173,405	185,133

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	3,854	1,918	4,243	1,572
Shares issued under stock incentive and employee stock purchase plans	502	1,320	19	55

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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2016	October 31, 2015
Marketable Securities	Level 2		$10,001
Mortgage Loans Held for Sale	Level 2	$170,937	$123,175
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(1,355)	$186
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$1,191	$(297)
Forward Loan Commitments — IRLCs	Level 2	$(1,191)	$297
At July 31, 2016 and October 31, 2015, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.
Marketable Securities
The fair value of our marketable securities approximated their amortized cost basis as of October 31, 2015. The estimated fair value of marketable securities was based on quoted prices provided by brokers.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2016	$167,453	$170,937	$3,484
At October 31, 2015	$121,904	$123,175	$1,271
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2016:
January 31	—	—	—
April 30	369 - 394	18 - 23	16.3%
July 31	—	—	—

Fiscal 2015:
January 31	289 - 680	1 - 7	13.5% - 16.0%
April 30	527 - 600	13 - 25	17.0%
July 31	788 - 1,298	4 - 8	15.5% - 16.2%
October 31	301 - 764	3 - 24	16.3% - 22.0%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
				$7,950
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2016		October 31, 2015
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$1,059,627	$1,058,881	$1,001,702	$1,001,366
Senior notes (b)	Level 1	2,707,376	2,869,896	2,707,376	2,877,039
Mortgage company loan facility (c)	Level 2	125,000	125,000	100,000	100,000
		$3,892,003	$4,053,777	$3,809,078	$3,978,405

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides, for the periods indicated, the components of other income – net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Interest income	$1,612	$1,754	$676	$568
Income from ancillary businesses	11,559	18,392	4,139	4,667
Gibraltar	6,351	4,907	102	888
Management fee income from unconsolidated entities	6,863	9,441	2,348	3,051
Retained customer deposits	4,449	3,735	780	1,423
Income from land sales	11,018	10,302	6,527	2,952
Other	1,622	1,474	549	521
Total other income – net	$43,474	$50,005	$15,121	$14,070
In the nine months ended July 31, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015 period, which is included in income from ancillary businesses in the table above.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Revenues	$85,955	$88,244	$32,823	$32,017
Expenses	$74,396	$69,852	$28,684	$27,350
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Revenues	$77,701	$139,027	$64,109	$12,281
Deferred gain on land sale to joint venture	(2,607)	(9,260)	(2,607)
Expenses	(64,076)	(119,465)	(54,975)	(9,329)
Income from land sales	$11,018	$10,302	$6,527	$2,952
Land sale revenues for the nine months and three months ended July 31, 2016 includes $37.7 million related to an in substance real estate sale transaction which resulted in a new Rental Property Joint Venture in which we have a 50% interest. Due to our continued involvement in the joint venture through our ownership interest, we deferred 50% of the gain realized on the sale. We will amortize the deferred gain into income using the straight line method over the life of the rental property. Land sale revenues for the nine months ended July 31, 2015 includes $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We will recognize the gain as units are sold to the ultimate home buyers. See Note 3, “Investments in Unconsolidated Entities,” for more information on these transactions.
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
Investments in Unconsolidated Entities
At July 31, 2016, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
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
Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2016	October 31, 2015
Aggregate purchase commitments:
Unrelated parties	$1,478,209	$1,081,008
Unconsolidated entities that the Company has investments in	80,662	136,340
Total	$1,558,871	$1,217,348
Deposits against aggregate purchase commitments	$69,466	$79,072
Additional cash required to acquire land	1,489,405	1,138,276
Total	$1,558,871	$1,217,348
Amount of additional cash required to acquire land in accrued expenses	$8,071	$4,809
In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2016, we also had purchase commitments to acquire land for apartment developments of approximately $98.4 million, of which we had outstanding deposits in the amount of $3.8 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At July 31, 2016, we had outstanding surety bonds amounting to $659.9 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $351.8 million of work remains on these improvements. We have an additional $138.4 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2016, we had outstanding letters of credit of $80.0 million under our New Credit Facility and $14.1 million with a bank. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. The $14.1 million of outstanding letters of credit with a bank is secured by cash which is included in “Restricted cash and investments” on our Condensed Consolidated Balance Sheets. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2016, we had agreements of sale outstanding to deliver 5,181 homes with an aggregate sales value of $4.37 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2016	October 31, 2015
Aggregate mortgage loan commitments:
IRLCs	$404,433	$316,184
Non-IRLCs	1,258,814	941,243
Total	$1,663,247	$1,257,427
Investor commitments to purchase:
IRLCs	$404,433	$316,184
Mortgage loans receivable	160,173	115,859
Total	$564,606	$432,043
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

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Revenues:
Traditional Home Building:
North	$491,692	$463,159	$205,200	$180,705
Mid-Atlantic	576,991	579,195	220,596	228,304
South	571,364	611,288	232,118	233,504
West	548,701	455,573	223,076	179,155
California	881,779	439,824	336,438	145,833
Traditional Home Building	3,070,527	2,549,039	1,217,428	967,501
City Living	243,530	185,007	52,506	60,510
Total	$3,314,057	$2,734,046	$1,269,934	$1,028,011

Income (loss) before income taxes:
Traditional Home Building:
North	$35,300	$27,918	$18,994	$14,487
Mid-Atlantic	56,348	50,251	18,478	9,432
South	84,765	100,960	32,386	38,360
West	74,164	73,811	30,313	28,826
California	198,776	71,684	80,293	25,040
Traditional Home Building	449,353	324,624	180,464	116,145
City Living	74,598	80,314	14,682	22,309
Corporate and other	(103,084)	(86,919)	(31,493)	(30,990)
Total	$420,867	$318,019	$163,653	$107,464
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2016	October 31, 2015
Traditional Home Building:
North	$1,122,979	$1,061,777
Mid-Atlantic	1,233,802	1,225,988
South	1,230,005	1,196,650
West	1,168,085	949,566
California	2,573,603	2,243,309
Traditional Home Building	7,328,474	6,677,290
City Living	894,105	873,013
Corporate and other	1,183,120	1,656,212
Total	$9,405,699	$9,206,515
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash and investments, deferred tax assets, the assets of our Gibraltar investments, manufacturing facilities, and our mortgage subsidiary.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2016	2015
Cash flow information:
Interest paid, net of amount capitalized	$876	$10,897
Income tax payments	$116,681	$162,390
Income tax refunds	$2,002	$16,916
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$25,368	$51,980
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$8,546	$4,309
Defined benefit plan amendment	$757	$754
Deferred tax decrease related to stock based compensation activity included in additional paid-in capital	$9,797
Increase in accrued expenses related to stock based compensation	$6,240
Income tax benefit recognized in total comprehensive income	$25
Transfer of investment in unconsolidated entity to inventory		$132,256
Transfer of investment in distressed loans and foreclosed real estate to investment in unconsolidated entities	$5,917
Transfer of other assets to investment in unconsolidated entities	$19,050	$4,852
Unrealized loss on derivatives held by equity investees		$(2)
(Decrease) increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$(324)	$1,575
Miscellaneous increases to investments in unconsolidated entities	$1,558	$119

16. Supplemental Guarantor Information
At July 31, 2016, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

Original amount issued and amount outstanding
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
0.50% Exchangeable Senior Notes due 2032	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee these Senior Notes. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of our obligations under the New Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on our and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the New Credit Facility. If there are no guarantors under the New Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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

Condensed Consolidating Balance Sheet at July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	302,234	49,620	—	351,854
Restricted cash and investments	15,253		14,099	13,831		43,183
Inventory			7,236,183	434,340		7,670,523
Property, construction and office equipment, net			132,758	16,046		148,804
Receivables, prepaid expenses and other assets	99		207,426	126,307	(53,555)	280,277
Mortgage loans held for sale				170,937		170,937
Customer deposits held in escrow			62,885	3,961		66,846
Investments in unconsolidated entities			103,683	357,921		461,604
Investments in foreclosed real estate and distressed loans				13,687		13,687
Investments in and advances to consolidated entities	4,066,323	2,743,725	29,394	90,211	(6,929,653)	—
Deferred tax assets, net of valuation allowances	197,984					197,984
	4,279,659	2,743,725	8,088,662	1,276,861	(6,983,208)	9,405,699
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,058,656			1,058,656
Senior notes		2,680,305			12,916	2,693,221
Mortgage company loan facility				125,000		125,000
Customer deposits			325,317	13,140		338,457
Accounts payable			274,836	1,377		276,213
Accrued expenses		36,869	388,459	258,397	(55,041)	628,684
Advances from consolidated entities			1,830,325	755,820	(2,586,145)	—
Income taxes payable	105,508					105,508
Total liabilities	105,508	2,717,174	3,877,593	1,153,734	(2,628,270)	5,225,739
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	724,151	49,400		1,734	(51,134)	724,151
Retained earnings (deficits)	3,862,919	(22,849)	4,211,021	112,578	(4,300,750)	3,862,919
Treasury stock, at cost	(412,243)					(412,243)
Accumulated other comprehensive loss	(2,455)					(2,455)
Total stockholders’ equity	4,174,151	26,551	4,211,069	117,318	(4,354,938)	4,174,151
Noncontrolling interest				5,809		5,809
Total equity	4,174,151	26,551	4,211,069	123,127	(4,354,938)	4,179,960
	4,279,659	2,743,725	8,088,662	1,276,861	(6,983,208)	9,405,699

Condensed Consolidating Balance Sheet at October 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	783,599	135,394	—	918,993
Marketable securities				10,001		10,001
Restricted cash and investments	15,227		499	1,069		16,795
Inventory			6,530,698	466,818		6,997,516
Property, construction and office equipment, net			121,178	15,577		136,755
Receivables, prepaid expenses and other assets	52		149,268	178,680	(43,870)	284,130
Mortgage loans held for sale				123,175		123,175
Customer deposits held in escrow			51,767	4,338		56,105
Investments in unconsolidated entities			115,999	296,861		412,860
Investments in foreclosed real estate and distressed loans				51,730		51,730
Investments in and advances to consolidated entities	4,067,722	2,726,428	4,740		(6,798,890)	—
Deferred tax assets, net of valuation allowances	198,455					198,455
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,000,439			1,000,439
Senior notes		2,669,860			19,941	2,689,801
Mortgage company loan facility				100,000		100,000
Customer deposits			271,124	13,185		284,309
Accounts payable			236,436	517		236,953
Accrued expenses		25,699	361,089	266,411	(45,133)	608,066
Advances from consolidated entities			1,932,075	850,374	(2,782,449)	—
Income taxes payable	58,868					58,868
Total liabilities	58,868	2,695,559	3,801,163	1,230,487	(2,807,641)	4,978,436
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,125	49,400		1,734	(51,134)	728,125
Retained earnings (deficits)	3,595,202	(18,531)	3,956,568	42,894	(3,980,931)	3,595,202
Treasury stock, at cost	(100,040)					(100,040)
Accumulated other comprehensive loss	(2,478)		(31)			(2,509)
Total stockholders’ equity	4,222,588	30,869	3,956,585	47,634	(4,035,119)	4,222,557
Noncontrolling interest				5,522		5,522
Total equity	4,222,588	30,869	3,956,585	53,156	(4,035,119)	4,228,079
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,123,436	282,207	(91,586)	3,314,057
Cost of revenues			2,451,554	134,952	(12,208)	2,574,298
Selling, general and administrative	49	2,857	402,049	53,399	(73,234)	385,120
	49	2,857	2,853,603	188,351	(85,442)	2,959,418
Income (loss) from operations	(49)	(2,857)	269,833	93,856	(6,144)	354,639
Other:
Income from unconsolidated entities			16,168	6,586		22,754
Other income – net	7,106		21,504	14,164	700	43,474
Intercompany interest income		109,347			(109,347)	—
Interest expense		(113,514)		(1,277)	114,791	—
Income from subsidiaries	413,810		106,305		(520,115)	—
Income (loss) before income taxes	420,867	(7,024)	413,810	113,329	(520,115)	420,867
Income tax provision (benefit)	153,150	(2,705)	159,358	43,645	(200,298)	153,150
Net income (loss)	267,717	(4,319)	254,452	69,684	(319,817)	267,717
Other comprehensive income	23		31			54
Total comprehensive income (loss)	267,740	(4,319)	254,483	69,684	(319,817)	267,771

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,764,788	53,963	(84,705)	2,734,046
Cost of revenues			2,158,932	6,933	(12,927)	2,152,938
Selling, general and administrative	66	2,689	349,861	43,827	(66,269)	330,174
	66	2,689	2,508,793	50,760	(79,196)	2,483,112
Income (loss) from operations	(66)	(2,689)	255,995	3,203	(5,509)	250,934
Other:
Income from unconsolidated entities			11,332	5,748		17,080
Other income – net	7,049		26,697	15,672	587	50,005
Intercompany interest income		105,134			(105,134)	—
Interest expense		(109,469)		(587)	110,056	—
Income from subsidiaries	311,036		17,012		(328,048)	—
Income (loss) before income taxes	318,019	(7,024)	311,036	24,036	(328,048)	318,019
Income tax provision (benefit)	102,015	(2,657)	117,665	9,092	(124,100)	102,015
Net income (loss)	216,004	(4,367)	193,371	14,944	(203,948)	216,004
Other comprehensive loss	(62)					(62)
Total comprehensive income (loss)	215,942	(4,367)	193,371	14,944	(203,948)	215,942

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,248,474	56,457	(34,997)	1,269,934
Cost of revenues			973,493	24,085	(6,162)	991,416
Selling, general and administrative	27	937	141,519	18,198	(25,697)	134,984
	27	937	1,115,012	42,283	(31,859)	1,126,400
Income (loss) from operations	(27)	(937)	133,462	14,174	(3,138)	143,534
Other:
Income from unconsolidated entities			5,835	(837)		4,998
Other income – net	2,395		8,109	3,625	992	15,121
Intercompany interest income		36,370			(36,370)	—
Interest expense		(37,800)		(714)	38,514	—
Income from subsidiaries	161,285		13,880		(175,165)	—
Income (loss) before income taxes	163,653	(2,367)	161,286	16,248	(175,167)	163,653
Income tax provision (benefit)	58,170	(911)	62,086	6,249	(67,424)	58,170
Net income (loss)	105,483	(1,456)	99,200	9,999	(107,743)	105,483
Other comprehensive income	155					155
Total comprehensive income (loss)	105,638	(1,456)	99,200	9,999	(107,743)	105,638

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,040,738	20,811	(33,538)	1,028,011
Cost of revenues			826,205	3,838	(5,649)	824,394
Selling, general and administrative	29	867	123,667	16,737	(25,125)	116,175
	29	867	949,872	20,575	(30,774)	940,569
Income (loss) from operations	(29)	(867)	90,866	236	(2,764)	87,442
Other:
Income from unconsolidated entities			3,898	2,054		5,952
Other income – net	2,379		8,664	2,084	943	14,070
Intercompany interest income		32,741			(32,741)	—
Interest expense		(34,241)		(321)	34,562	—
Income from subsidiaries	105,114		1,686		(106,800)	—
Income (loss) before income taxes	107,464	(2,367)	105,114	4,053	(106,800)	107,464
Income tax provision (benefit)	40,715	(895)	39,765	1,533	(40,403)	40,715
Net income (loss)	66,749	(1,472)	65,349	2,520	(66,397)	66,749
Other comprehensive income	139		12			151
Total comprehensive income (loss)	66,888	(1,472)	65,361	2,520	(66,397)	66,900

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	71,539	17,333	(461,637)	61,008	(13,496)	(325,253)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(22,623)	(657)		(23,280)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(2,057)	(38,570)		(40,627)
Return of investments in unconsolidated entities			26,486	8,283		34,769
Investment in foreclosed real estate and distressed loans				(964)		(964)
Return of investments in foreclosed real estate and distressed loans				34,601		34,601
Dividend received - intercompany			5,000		(5,000)	—
Intercompany advances	249,606	(17,298)			(232,308)	—
Net cash provided by (used in) investing activities	249,606	(17,298)	6,806	12,693	(237,308)	14,499
Cash flow used in financing activities:
Debt issuance costs for senior notes		(35)				(35)
Proceeds from loans payable			550,000	1,206,528		1,756,528
Debt issuance costs for loans payable			(3,936)			(3,936)
Principal payments of loans payable			(506,559)	(1,181,528)		(1,688,087)
Proceeds from stock-based benefit plans	5,336					5,336
Excess tax benefits from stock-based compensation	1,131					1,131
Purchase of treasury stock	(327,612)					(327,612)
Receipts related to noncontrolling interest, net				290		290
Dividend paid - intercompany				(5,000)	5,000	—
Intercompany advances			(66,039)	(179,765)	245,804	—
Net cash used in financing activities	(321,145)	(35)	(26,534)	(159,475)	250,804	(256,385)
Net decrease in cash and cash equivalents	—	—	(481,365)	(85,774)	—	(567,139)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	302,234	49,620	—	351,854

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2015:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(7,795)	7,730	(17,570)	(85,025)	(8,591)	(111,251)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(5,954)	(1,291)		(7,245)
Sale and redemption of marketable securities			2,000			2,000
Investments in unconsolidated entities			(3,172)	(36,109)		(39,281)
Return of investments in unconsolidated entities			20,261	14,542		34,803
Investment in foreclosed real estate and distressed loans				(2,096)		(2,096)
Return of investments in foreclosed real estate and distressed loans				23,372		23,372
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	(25,308)	292,270			(266,962)	—
Net cash provided by (used in) investing activities	(25,308)	292,270	16,983	(1,582)	(266,962)	15,401
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			250,000	966,094		1,216,094
Principal payments of loans payable			(86,166)	(957,376)		(1,043,542)
Redemption of senior notes		(300,000)				(300,000)
Proceeds from stock-based benefit plans	35,246					35,246
Excess tax benefits from stock-based compensation	4,603					4,603
Purchase of treasury stock	(6,746)					(6,746)
Receipts related to noncontrolling interest				(1,312)		(1,312)
Intercompany advances			(354,300)	78,747	275,553	—
Net cash (used in) provided by financing activities	33,103	(300,000)	(190,466)	86,153	275,553	(95,657)
Net decrease in cash and cash equivalents	—	—	(191,053)	(454)	—	(191,507)
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	264,661	130,147	—	394,808

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
OVERVIEW
Financial and Operational Highlights
In the nine-month period ended July 31, 2016, we recognized $3.31 billion of revenues and net income of $267.7 million, as compared to $2.73 billion of revenues and net income of $216.0 million in the nine-month period ended July 31, 2015.
In the three-month period ended July 31, 2016, we recognized $1.27 billion of revenues and net income of $105.5 million, as compared to $1.03 billion of revenues and net income of $66.7 million in the three-month period ended July 31, 2015.
In the nine-month periods ended July 31, 2016 and 2015, the value of net contracts signed was $4.18 billion (4,991 homes) and $3.70 billion (4,473 homes), respectively. In the three-month periods ended July 31, 2016 and 2015, the value of net contracts signed was $1.45 billion (1,748 homes) and $1.23 billion (1,479 homes), respectively.
The value of our backlog at July 31, 2016 was $4.37 billion (5,181 homes), as compared to our backlog at July 31, 2015 of $3.69 billion (4,447 homes). Our backlog at October 31, 2015 was $3.50 billion (4,064 homes).
At July 31, 2016, we had $351.9 million of cash and cash equivalents on hand and approximately $765.0 million available under our $1.295 billion revolving credit facility (the “New Credit Facility”) that matures in May 2021. At July 31, 2016, we had $450.0 million of outstanding borrowings and outstanding letters of credit of approximately $80.0 million under the New Credit Facility.
At July 31, 2016, we controlled approximately 48,700 home sites, as compared to approximately 45,400 at July 31, 2015; 44,300 at October 31, 2015; and 47,200 at October 31, 2014. Of the approximately 48,700 total home sites that we owned or controlled through options at July 31, 2016, we owned approximately 35,600 and controlled approximately 13,100 through options. Of the 48,700 home sites owned or controlled through options, approximately 17,600 were substantially improved. In addition, at July 31, 2016, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At July 31, 2016, we were selling from 297 communities, compared to 267 at July 31, 2015; 288 at October 31, 2015; and 263 at October 31, 2014.
At July 31, 2016, our total stockholders’ equity and our debt to total capitalization ratio were $4.18 billion and 0.48 to 1.00, respectively.
Our Business Environment and Current Outlook
Since the third quarter of fiscal 2014 through the third quarter of fiscal 2016, we saw a general strengthening in customer demand. In fiscal 2015, we signed 5,910 contracts with an aggregate value of $4.96 billion, compared to 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. In the nine months ended July 31, 2016, net contracts signed were $4.18 billion (4,991 homes), up 13% in value and 12% in units, as compared to the nine months ended July 31, 2015. In the three months ended July 31, 2016, net contracts signed were $1.45 billion (1,748 homes), up 18% in value and 18% in units, as compared to the three months ended July 31, 2015. During the month of August 2016, customer deposits have improved as compared to the comparable period of fiscal 2015. We believe the current housing market will continue its slow but steady growth. Interest rates remain low, the job market continues to improve, supply remains constrained and the industry is still not building enough homes to meet the demand that current demographics indicate are needed.
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
We also market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, “age-qualified” communities for households in which at least one member is 55 years of age or older. As of July 31, 2016 and 2015, we were selling from 51 and 39 active-adult/age-qualified communities, respectively. We expect to open additional active-adult/age-qualified communities during the next few years. For the nine-month periods ended July 31, 2016 and 2015, the value of net contracts signed in active-adult/age-qualified communities was $544.6 million (952 homes) and $346.0 million (633 homes), respectively. For the three-month periods ended July 31, 2016 and 2015, the value of net contracts signed in active-adult/age-qualified communities was $210.7 million (360 homes) and $131.8 million (246 homes), respectively.
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
At July 31, 2016, we had eight City Living buildings open for sale, containing a total of 683 units, of which 296 units remained available for sale. The tables below provide information related to deliveries and revenues and net contracts signed by our City Living group in communities it is developing on its own or through joint ventures, for the periods indicated, and its related backlog for the dates indicated ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2016 Units	2015 Units	2016 $	2015 $	2016 Units	2015 Units	2016 $	2015 $
Deliveries	85	142	$243.5	$185.0	14	80	$52.5	$60.5
Net contracts signed	167	161	$354.5	$321.4	43	48	$96.1	$111.5

	At July 31,				At October 31,
	2016 Units	2015 Units	2016 $	2015 $	2015 Units	2014 Units	2015 $	2014 $
Backlog	317	218	$744.1	$572.4	235	199	$633.2	$436.1
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
We believe that the demographics of the move-up, empty-nester, active-adult/age-qualified, and second-home upscale markets will provide us with an opportunity for growth in the future, and that our financial strength and portfolio of approved home sites in the Washington, D.C. to Boston corridor and in our California markets, in which land is scarce and approvals are more difficult to obtain, give us a competitive advantage. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.

RESULTS OF OPERATIONS – OVERVIEW
The following table sets forth, for the nine months and three months ended July 31, 2016 and 2015, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	% Change	2016	2015	% Change
Revenues	$3,314.1	$2,734.0	21%	$1,269.9	$1,028.0	24%
Cost of revenues	2,574.3	2,152.9	20%	991.4	824.4	20%
Selling, general and administrative	385.1	330.2	17%	135.0	116.2	16%
	2,959.4	2,483.1	19%	1,126.4	940.6	20%
Income from operations	354.6	250.9	41%	143.5	87.4	64%
Other
Income from unconsolidated entities	22.8	17.1	33%	5.0	6.0	(17)%
Other income – net	43.5	50.0	(13)%	15.1	14.1	7%
Income before income taxes	420.9	318.0	32%	163.7	107.5	52%
Income tax provision	153.2	102.0	50%	58.2	40.7	43%
Net income	$267.7	$216.0	24%	$105.5	$66.7	58%

Supplemental information:
Cost of revenues as a percentage of revenues	77.7%	78.7%	(1)%	78.1%	80.2%	(3)%
SG&A as a percentage of revenues	11.6%	12.1%	(4)%	10.6%	11.3%	(6)%

Deliveries – units	3,874	3,705	5%	1,507	1,419	6%
Deliveries – average selling price ($ amount in thousands)	$855.5	$737.9	16%	$842.7	$724.5	16%

Net contracts signed – value	$4,184.6	$3,702.7	13%	$1,452.3	$1,233.9	18%
Net contracts signed – units	4,991	4,473	12%	1,748	1,479	18%
Net contracts signed – average selling price ($ amount in thousands)	$838.4	$827.8	1%	$830.8	$834.3	—%

	July 31, 2016	July 31, 2015	% Change	October 31, 2015	October 31, 2014	% Change
Backlog – value	$4,374.5	$3,688.3	19%	$3,504.0	$2,719.7	29%
Backlog – units	5,181	4,447	17%	4,064	3,679	10%
Backlog – average selling price ($ amount in thousands)	$844.3	$829.4	2%	$862.2	$739.2	17%
Note: Due to rounding, amounts may not add.
Revenues and Cost of Revenues
The increase in revenues for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, was primarily attributable to a 16% increase in the average price of the homes delivered due to a shift in the number of homes delivered to more expensive areas and/or higher-priced products and a 5% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2015, as compared to October 31, 2014. The decrease in cost of revenues as a percentage of revenues in the nine months ended July 31, 2016 was due to lower interest expense and inventory impairment and write-offs in the fiscal 2016 period, as compared to the fiscal 2015 period. In the fiscal 2016 and fiscal 2015 periods, interest expense as a percentage of revenues was 3.2% and 3.5%, respectively, and we recognized inventory impairments and write-offs of $11.4 million and $31.3 million, respectively.
The increase in revenues for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, was primarily attributable to a 16% increase in the average price of the homes delivered in the fiscal 2016 period due to a shift in the number of homes delivered to more expensive areas and/or higher-priced products and a 6% increase in the number of homes delivered due to a higher backlog at October 31, 2015, as compared to October 31, 2014. The decrease in cost of revenues as a percentage of revenues in the three-month period ended July 31, 2016 was due primarily to lower interest expense, lower inventory impairment and write-offs, and a change in product mix to communities with lower cost of revenues as a percentage of revenues in the fiscal 2016 period, as compared to the fiscal 2015 period. In the three month periods ending July 31, 2016 and 2015, interest expense as a percentage of revenues was 3.1% and 3.6%, respectively, and we recognized inventory impairments and write-offs of $3.7 million and $18.0 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $54.9 million but declined as a percentage of revenues in the nine-month period ended July 31, 2016, as compared to the nine-month period ended July 31, 2015. The decrease in SG&A as a percentage of revenues in the fiscal 2016 period was due to SG&A spending increasing by 17% while revenues increased 21% from the fiscal 2015 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased number of homes closed and increased number of selling communities that we had in the fiscal 2016 period, as compared to the fiscal 2015 period.
SG&A spending increased by $18.8 million but declined as a percentage of revenues in the three-month period ended July 31, 2016, as compared to the three-month period ended July 31, 2015. The decrease in SG&A as a percentage of revenues for the three months ended July 31, 2016 was due to SG&A spending increasing by 16% while revenues increased 24% over the prior year’s comparable period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased number of homes closed and increased number of selling communities that we had in the fiscal 2016 period, as compared to the fiscal 2015 period.
Income from Unconsolidated Entities
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Some of our unconsolidated entities are land development projects or high-rise/mid-rise condominium construction projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
The increase in income from unconsolidated entities for the nine-month period ended July 31, 2016, as compared to the nine-month period ended July 31, 2015, was due mainly to higher income from one of our Land Development Joint Ventures located in California, a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey, and to the recognition of a $2.9 million recovery in the fiscal 2016 period of previously incurred charges related to a joint venture located in Nevada.
The decrease in income from unconsolidated entities for the three-month period ended July 31, 2016, as compared to the three-month period ended July 31, 2015 was due primarily to lower income recognized from our Land Development Joint Ventures located in California and Texas, offset, in part, by a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2016	2015	2016	2015
Income from ancillary businesses	$11,559	$18,392	$4,139	$4,667
Gibraltar	6,351	4,907	102	888
Management fee income from unconsolidated entities	6,863	9,441	2,348	3,051
Income from land sales	11,018	10,302	6,527	2,952
Other	7,683	6,963	2,005	2,512
Total other income – net	$43,474	$50,005	$15,121	$14,070
In the nine months ended July 31, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015 period, which is included in income from ancillary businesses above. In the nine months ended July 31, 2016, we recognized a gain of $1.3 million from the sale of a 76% interest in certain assets of Gibraltar Capital and Asset Management, LLC (“Gibraltar”). See Note 3, “Investments in

Unconsolidated Entities - Gibraltar Joint Ventures” of this Form 10-Q for additional information on this transaction. The increase in income from land sales in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, was mainly due to a land sale in Northern California and a sale transaction which resulted in a new Rental Property Joint Venture in which we have a 50% interest. See Note 3, “Investments in Unconsolidated Entities,” in this Form 10-Q for more information on this transaction.
Income Before Income Taxes
For the nine-month period ended July 31, 2016, we reported income before income taxes of $420.9 million, as compared to $318.0 million in the nine-month period ended July 31, 2015. For the three-month period ended July 31, 2016, we reported income before income taxes of $163.7 million, as compared to $107.5 million in the three-month period ended July 31, 2015.
Income Tax Provision
We recognized $153.2 million and $58.2 million of income tax provision in the nine-month and three-month periods ended July 31, 2016, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $147.3 million and $57.3 million in the nine-month and three-month periods ended July 31, 2016, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate in each of the periods were mainly due to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
In the nine-month and three-month periods ended July 31, 2015, we recognized $102.0 million and $40.7 million of income tax provision, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $111.3 million and $37.6 million in the nine-month and three-month periods ended July 31, 2015, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate in each of the periods were due primarily to the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences. The income tax provision recognized for the nine months ended July 31, 2015 also benefited from a $13.7 million reversal of a previously recognized tax provision related to a settlement with a taxing jurisdiction.
Contracts
The aggregate value of net contracts signed increased $481.9 million, or 13%, in the nine-month period ended July 31, 2016, as compared to the prior year period. The increase in the aggregate value of net contracts signed in the fiscal 2016 period, as compared to the fiscal 2015 period, was the result of a 12% increase in the number of net contracts signed and a 1% increase in the average value of each contract signed. The increase in the number of net contracts signed was the result of increased demand due, in part, to an increase in the number of selling communities in the fiscal 2016 period, compared to the fiscal 2015 period.
The aggregate value of net contracts signed increased $218.4 million, or 18%, in the three-month period ended July 31, 2016, as compared to the prior year period. The increase in the aggregate value of net contracts signed was the result of an 18% increase in the number of net contracts signed. The increase in the number of net contracts signed was the result of increased demand due, in part, to an increase in the number of selling communities in the fiscal 2016 period, compared to the fiscal 2015 period.
Backlog
The increase in the value of our backlog at July 31, 2016, as compared to the backlog at July 31, 2015, was primarily attributable to the 29% higher value of backlog at October 31, 2015, as compared to the backlog at October 31, 2014, and the 13% increase in the value of net contracts signed in the nine-month period ended July 31, 2016, as compared to the value of net contracts signed in the nine-month period ended July 31, 2015. These increases to backlog were offset, in part, by a 21% increase in the aggregate value of our deliveries in the nine-month period ended July 31, 2016, as compared to the aggregate value of deliveries in the nine-month period ended July 31, 2015.
For more information regarding results of operations by operating segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At July 31, 2016, we had $351.9 million of cash and cash equivalents. At October 31, 2015, we had $919.0 million of cash and cash equivalents and $10.0 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2016 was $325.3 million. Cash used in operating activities during the fiscal 2016 period was primarily related to the purchase of inventory; an increase in mortgage loans originated, net of mortgage loans sold; and increases in restricted cash and investments and receivables, prepaid expenses, and other assets; offset, in part, by net income before stock-based compensation, inventory impairments, and depreciation and amortization; increases in customer deposits, accounts payable, accrued expenses, and income taxes payable.
In the nine-month period ended July 31, 2016, cash provided by investing activities was $14.5 million. Cash provided by investing activities was primarily related to $69.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and $10.0 million of proceeds from the sale of marketable securities. This was offset, in part, by $41.6 million used to fund our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $23.3 million for the purchase of property and equipment.
We used $256.4 million of cash from financing activities in the nine-month period ended July 31, 2016 primarily for the repurchase of $327.6 million of our common stock, offset, in part, by the borrowing of $64.5 million of loans payable, net of repayments and debt issuance costs, and proceeds of $5.3 million from our stock-based benefit plans.
At July 31, 2015, we had $394.8 million of cash and cash equivalents and $10.0 million of marketable securities. At October 31, 2014, we had $586.3 million of cash and cash equivalents and $12.0 million of marketable securities. Cash used in operating activities during the nine-month period ended July 31, 2015, was $111.3 million. Cash used in operating activities during the fiscal 2015 period was primarily related to the purchase of inventory; a decrease in income taxes payable; an increase in receivables, prepaid expenses, and other assets; and an increase in mortgage loans originated, net of the sale of mortgage loans to outside investors; offset, in part, by net income before stock-based compensation, inventory impairments, and depreciation and amortization; an increase in customer deposits; and an increase in accounts payable and accrued expenses.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold before the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At July 31, 2016, we owned or controlled through options 48,697 home sites, of which we owned 35,594. Of our owned home sites at July 31, 2016, significant improvements were completed on approximately 17,600 of them.
At July 31, 2016, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.56 billion (including $80.7 million of land to be acquired from joint ventures in which we have invested). Of the $1.56 billion of land purchase commitments, we paid or deposited $69.5 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.49 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a $1.035 billion revolving credit facility (the “Credit Facility”) that was scheduled to terminate on August 1, 2018. On May 19, 2016, we entered into a new $1.215 billion (subsequently increased to $1.295 billion), unsecured, five-year revolving credit facility (the “New Credit Facility”) and terminated the Credit Facility. Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.61 billion. Under the terms of the New Credit Facility, at July 31, 2016, our leverage ratio was approximately 0.84 to 1.00, and our tangible net worth was approximately $4.12 billion. Based upon the minimum tangible net worth requirement in the New Credit Facility, our ability to repurchase our common stock was limited to approximately $2.14 billion as of July 31, 2016. At July 31, 2016, we had $450.0 million outstanding borrowings under our New Credit Facility and had outstanding letters of credit of approximately $80.0 million under it. Subsequent to July 31, 2016, we repaid $100.0 million of the outstanding balance under the New Credit Facility.
In fiscal 2014, we entered into a five-year senior, $500.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks, which was scheduled to mature on February 3, 2019. Subsequent to July 31, 2016, we entered into an amendment of the Term Loan Facility which extends the maturity date to August 2, 2021.
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
At July 31, 2016, we had investments in these entities of $461.6 million and were committed to invest or advance up to an additional $280.1 million to these entities if they require additional funding. The additional funding commitment includes $90.0 million, which one of the Land Development Joint Ventures expects to fund through outside financing. At July 31, 2016, we had agreed to terms for the acquisition of 254 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $80.7 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of July 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $871.5 million and had borrowed an aggregate of $600.0 million. The terms of these guarantees generally range from 4 months to 45 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $871.5 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $78.8 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at July 31, 2016, our maximum potential exposure under these guarantees is estimated to be approximately $600.0 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $600.0 million, $64.0 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $4.4 million of ground lease payments and insurance deductibles for three joint ventures.
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
Units Delivered and Revenues:

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$491.7	$463.1	6%	728	735	(1)%	$675.4	$630.1	7%
Mid-Atlantic	577.0	579.2	—%	929	929	—%	621.1	623.5	—%
South	571.4	611.3	(7)%	731	824	(11)%	781.7	741.9	5%
West	548.7	455.6	20%	799	675	18%	686.7	675.0	2%
California	881.8	439.8	101%	602	400	51%	1,464.8	1,099.5	33%
Traditional Home Building	3,070.6	2,549.0	20%	3,789	3,563	6%	810.4	715.4	13%
City Living	243.5	185.0	32%	85	142	(40)%	2,864.7	1,302.8	120%
Total	$3,314.1	$2,734.0	21%	3,874	3,705	5%	$855.5	$737.9	16%

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$205.2	$180.7	14%	313	287	9%	$655.6	$629.6	4%
Mid-Atlantic	220.6	228.3	(3)%	350	364	(4)%	630.3	627.2	—%
South	232.1	233.5	(1)%	294	299	(2)%	789.5	780.9	1%
West	223.1	179.2	24%	309	264	17%	721.9	678.6	6%
California	336.4	145.8	131%	227	125	82%	1,482.1	1,166.7	27%
Traditional Home Building	1,217.4	967.5	26%	1,493	1,339	12%	815.4	722.6	13%
City Living	52.5	60.5	(13)%	14	80	(83)%	3,750.5	756.4	396%
Total	$1,269.9	$1,028.0	24%	1,507	1,419	6%	$842.7	$724.5	16%

Net Contracts Signed:

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$645.6	$537.1	20%	913	827	10%	$707.1	$649.5	9%
Mid-Atlantic	738.2	628.5	17%	1,198	992	21%	616.2	633.6	(3)%
South	678.4	658.3	3%	912	802	14%	743.9	820.8	(9)%
West	817.6	634.7	29%	1,134	930	22%	721.0	682.5	6%
California	1,029.1	1,052.3	(2)%	688	808	(15)%	1,495.8	1,302.4	15%
Traditional Home Building	3,908.9	3,510.9	11%	4,845	4,359	11%	806.8	805.4	—%
City Living	275.7	191.8	44%	146	114	28%	1,888.4	1,682.5	12%
Total	$4,184.6	$3,702.7	13%	4,991	4,473	12%	$838.4	$827.8	1%

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$242.6	$190.1	28%	342	271	26%	$709.3	$701.4	1%
Mid-Atlantic	242.5	221.8	9%	396	353	12%	612.3	628.3	(3)%
South	245.5	200.6	22%	335	247	36%	732.9	812.0	(10)%
West	276.7	247.5	12%	387	363	7%	715.1	682.0	5%
California	367.6	314.0	17%	251	215	17%	1,464.6	1,460.6	—%
Traditional Home Building	1,374.9	1,174.0	17%	1,711	1,449	18%	803.6	810.2	(1)%
City Living	77.4	59.9	29%	37	30	23%	2,091.7	1,995.5	5%
Total	$1,452.3	$1,233.9	18%	1,748	1,479	18%	$830.8	$834.3	—%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$773.1	$638.6	21%	1,075	970	11%	$719.2	$658.3	9%
Mid-Atlantic	680.1	568.8	20%	1,080	893	21%	629.7	637.0	(1)%
South	776.2	770.2	1%	1,005	941	7%	772.4	818.5	(6)%
West	842.4	571.8	47%	1,151	844	36%	731.9	677.4	8%
California	1,045.1	917.0	14%	695	683	2%	1,503.8	1,342.7	12%
Traditional Home Building	4,116.9	3,466.4	19%	5,006	4,331	16%	822.4	800.4	3%
City Living	257.6	221.9	16%	175	116	51%	1,471.7	1,913.3	(23)%
Total	$4,374.5	$3,688.3	19%	5,181	4,447	17%	$844.3	$829.4	2%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Traditional Home Building:
North	$619.2	$564.6	10%	890	878	1%	$695.8	$643.1	8%
Mid-Atlantic	518.9	519.5	—%	811	830	(2)%	639.9	625.9	2%
South	669.2	723.2	(7)%	824	963	(14)%	812.1	751.0	8%
West	573.5	392.6	46%	816	589	39%	702.8	666.6	5%
California	897.8	304.6	195%	609	275	121%	1,474.2	1,107.6	33%
Traditional Home Building	3,278.6	2,504.5	31%	3,950	3,535	12%	830.0	708.5	17%
City Living	225.4	215.2	5%	114	144	(21)%	1,977.2	1,494.2	32%
Total	$3,504.0	$2,719.7	29%	4,064	3,679	10%	$862.2	$739.2	17%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$35.3	$27.9	27%	$19.0	$14.5	31%
Mid-Atlantic	56.3	50.2	12%	18.5	9.4	97%
South	84.8	101.0	(16)%	32.4	38.4	(16)%
West	74.2	73.8	1%	30.3	28.8	5%
California	198.8	71.7	177%	80.3	25.1	220%
Traditional Home Building	449.4	324.6	38%	180.5	116.2	55%
City Living	74.6	80.3	(7)%	14.7	22.3	(34)%
Corporate and other	(103.1)	(86.9)	19%	(31.5)	(31.0)	2%
Total	$420.9	$318.0	32%	$163.7	$107.5	52%
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

Traditional Home Building
North

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$491.7	$463.1	6%	$205.2	$180.7	14%
Units delivered	728	735	(1)%	313	287	9%
Average delivered price ($ in thousands)	$675.4	$630.1	7%	$655.6	$629.6	4%

Net Contracts Signed:
Net contract value ($ in millions)	$645.6	$537.1	20%	$242.6	$190.1	28%
Net contracted units	913	827	10%	342	271	26%
Average contracted price ($ in thousands)	$707.1	$649.5	9%	$709.3	$701.4	1%

Income before income taxes ($ in millions)	$35.3	$27.9	27%	$19.0	$14.5	31%

	At July 31,			At October 31,
Backlog:	2016	2015	Change	2015	2014	Change
Backlog value ($ amounts in millions)	$773.1	$638.6	21%	$619.2	$564.6	10%
Backlog units	1,075	970	11%	890	878	1%
Average backlog price ($ in thousands)	$719.2	$658.3	9%	$695.8	$643.1	8%
The increases in the average price of homes delivered in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of the homes delivered. The 9% increase in the number of homes delivered in the three months ended July 31, 2016 was mainly due to increases in the number of homes closed in Connecticut and Michigan, partially offset by a decrease in the number of homes closed in Illinois. The increase in the number of homes closed in Connecticut was primarily due to higher backlog conversion in the fiscal 2016 period, as compared to the fiscal 2015 period. In Michigan, the increase was principally due to an increase in the number of homes in backlog as of October 31, 2015, as compared to the number of homes in backlog at
October 31, 2014.
The increases in the number of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally attributable to an increase in demand in Michigan, New Jersey, and New York. These increases in demand were due, in part, to increases in the number of selling communities. The increase in the average value of each contract signed in the nine-month period ended July 31, 2016, as compared to the nine-month period ended July 31, 2015, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products, particularly in Massachusetts and New York.
The 27% increase in income before income taxes in the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, was principally attributable to lower inventory impairment charges and higher earnings from increased revenues, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues, and higher SG&A costs. During our review of communities for impairment in the fiscal 2016 and 2015 periods, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for three operating communities (two located in Connecticut and one in the suburbs of New York City) in the fiscal 2016 period, and two operating communities (one located in the suburbs of New York City and one located in New Jersey) in the fiscal 2015 period, needed to be reduced. As a result of these reductions in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values of these communities were written down to their estimated fair values resulting in charges to income before taxes of $7.3 million and $13.9 million in the nine-month periods ended July 31, 2016 and 2015, respectively. Total inventory impairment charges for the nine-month periods ended July 31, 2016 and 2015 were $7.3 million and $14.3 million, respectively. The increase in the cost of revenues, excluding inventory impairment charges, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas.
The 31% increase in income before income taxes in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, was mainly due to lower inventory impairment charges and higher earnings from increased revenues, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues. Inventory impairment charges in the three-month periods ended July 31, 2016 and 2015 were $1.3 million and $2.8 million, respectively. The increase in the cost of revenues, excluding inventory impairment charges, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas.

Mid-Atlantic

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$577.0	$579.2	—%	$220.6	$228.3	(3)%
Units delivered	929	929	—%	350	364	(4)%
Average delivered price ($ in thousands)	$621.1	$623.5	—%	$630.3	$627.2	—%

Net Contracts Signed:
Net contract value ($ in millions)	$738.2	$628.5	17%	$242.5	$221.8	9%
Net contracted units	1,198	992	21%	396	353	12%
Average contracted price ($ in thousands)	$616.2	$633.6	(3)%	$612.3	$628.3	(3)%

Income before income taxes ($ in millions)	$56.3	$50.2	12%	$18.5	$9.4	97%

	At July 31,			At October 31,
Backlog:	2016	2015	Change	2015	2014	Change
Backlog value ($ amounts in millions)	$680.1	$568.8	20%	$518.9	$519.5	—%
Backlog units	1,080	893	21%	811	830	(2)%
Average backlog price ($ in thousands)	$629.7	$637.0	(1)%	$639.9	$625.9	2%
The increases in the value of net contracts signed during the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to increases in the number of net contracts signed. The increases in the number of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were mainly attributable to increases in demand in Pennsylvania and Maryland, which was due, in part, to an increase in the number of selling communities. Demand also increased in Virginia in the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015.
The increases in income before income taxes in the fiscal 2016 periods, as compared to the fiscal 2015 periods, was mainly due to lower inventory impairment charges, offset, in part, by higher SG&A costs and higher charges for stucco-related repairs and other construction claims in communities located in Pennsylvania and Delaware in the fiscal 2016 periods, as compared to the fiscal 2015 periods. See Note 6, “Accrued Expenses,” in the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q for more information on the stucco-related charges. In each of the nine months and three months ended July 31, 2016, inventory impairment charges were $2.1 million, as compared to $15.8 million and $15.2 million in the nine months and three months ended July 31, 2015, respectively. During the third quarter of fiscal 2015, due to the weakness in certain housing markets in Maryland and West Virginia, we decided to sell or look for alternate uses for two parcels of land rather than develop them as previously intended. The carrying values of these communities were written down to their estimated fair values resulting in charges to income before taxes of $11.9 million in our Mid-Atlantic segment. We sold one parcel of land during the fourth quarter of fiscal 2015. In addition, during our review of operating communities for impairment in the third quarter of fiscal 2015 period, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Virginia needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before taxes of $3.1 million.

South

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$571.4	$611.3	(7)%	$232.1	$233.5	(1)%
Units delivered	731	824	(11)%	294	299	(2)%
Average delivered price ($ in thousands)	$781.7	$741.9	5%	$789.5	$780.9	1%

Net Contracts Signed:
Net contract value ($ in millions)	$678.4	$658.3	3%	$245.5	$200.6	22%
Net contracted units	912	802	14%	335	247	36%
Average contracted price ($ in thousands)	$743.9	$820.8	(9)%	$732.9	$812.0	(10)%

Income before income taxes ($ in millions)	$84.8	$101.0	(16)%	$32.4	$38.4	(16)%

	At July 31,			At October 31,
Backlog:	2016	2015	Change	2015	2014	Change
Backlog value ($ amounts in millions)	$776.2	$770.2	1%	$669.2	$723.2	(7)%
Backlog units	1,005	941	7%	824	963	(14)%
Average backlog price ($ in thousands)	$772.4	$818.5	(6)%	$812.1	$751.0	8%
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
The increases in the number of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were mainly due to increases in demand in the Raleigh, North Carolina and the Dallas, Texas markets, and an increase in selling communities in Florida. The decreases in the average value of each contract signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The decreases in income before income taxes in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to lower earnings from decreased revenues, decreases in earnings from our Land Development Joint Ventures located in Texas, and higher SG&A costs. In the nine months and three months ended July 31, 2016, we earned $6.8 million and $1.0 million, respectively, from our investments in unconsolidated entities, as compared to $9.8 million and $2.8 million in the nine months and three months ended July 31, 2015, respectively.

West

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$548.7	$455.6	20%	$223.1	$179.2	24%
Units delivered	799	675	18%	309	264	17%
Average delivered price ($ in thousands)	$686.7	$675.0	2%	$721.9	$678.6	6%

Net Contracts Signed:
Net contract value ($ in millions)	$817.6	$634.7	29%	$276.7	$247.5	12%
Net contracted units	1,134	930	22%	387	363	7%
Average contracted price ($ in thousands)	$721.0	$682.5	6%	$715.1	$682.0	5%

Income before income taxes ($ in millions)	$74.2	$73.8	1%	$30.3	$28.8	5%

	At July 31,			At October 31,
Backlog:	2016	2015	Change	2015	2014	Change
Backlog value ($ amounts in millions)	$842.4	$571.8	47%	$573.5	$392.6	46%
Backlog units	1,151	844	36%	816	589	39%
Average backlog price ($ in thousands)	$731.9	$677.4	8%	$702.8	$666.6	5%
The increases in revenues in the fiscal 2016 periods, as compared the fiscal 2015 periods, were mainly due to increases in the number of homes delivered. These increases in the number of homes delivered were due primarily to an increase in the number of homes in backlog at October 31, 2015, as compared to the number of homes in backlog at October 31, 2014.
The increases in the number of net contracts signed in the fiscal 2016 periods, as compared the fiscal 2015 periods, were principally due to increases in the number of selling communities in Colorado and the Las Vegas, Nevada market and increased demand in Colorado and Arizona. These increases were offset, in part, by a decrease in the number of selling communities in Arizona and Washington in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. The increases in the average sales price of net contracts signed in the fiscal 2016 periods, as compared the fiscal 2015 periods, were principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in the fiscal 2016 periods, as compared to the fiscal 2015 periods.
The increases in income before income taxes in the fiscal 2016 periods, as compared the fiscal 2015 periods, were due mainly to higher earnings from the increased revenues, partially offset by higher cost of revenues, as a percentage of revenues, and higher SG&A costs. The nine month period ended July 31, 2016 also benefited from a $2.5 million increase in earnings from our investments in unconsolidated entities. The increases in cost of revenues, as a percentage of revenues, were primarily due to a shift in the number of homes delivered to lower-margin products and/or locations.

California

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$881.8	$439.8	101%	$336.4	$145.8	131%
Units delivered	602	400	51%	227	125	82%
Average delivered price ($ in thousands)	$1,464.8	$1,099.5	33%	$1,482.1	$1,166.7	27%

Net Contracts Signed:
Net contract value ($ in millions)	$1,029.1	$1,052.3	(2)%	$367.6	$314.0	17%
Net contracted units	688	808	(15)%	251	215	17%
Average contracted price ($ in thousands)	$1,495.8	$1,302.4	15%	$1,464.6	$1,460.6	—%

Income before income taxes ($ in millions)	$198.8	$71.7	177%	$80.3	$25.1	220%

	At July 31,			At October 31,
Backlog:	2016	2015	Change	2015	2014	Change
Backlog value ($ amounts in millions)	$1,045.1	$917.0	14%	$897.8	$304.6	195%
Backlog units	695	683	2%	609	275	121%
Average backlog price ($ in thousands)	$1,503.8	$1,342.7	12%	$1,474.2	$1,107.6	33%
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
The 15% decrease in the number of net contracts signed in the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, was due primarily to (1) a temporary lack of inventory, primarily in the first six months of fiscal 2016, as we are transitioning between a number of communities that are selling out, and thus have limited inventory, and the opening of new communities and (2) reduced demand resulting from our decision to increase prices in a number of communities with large backlogs to maximize the value of our inventory. The 17% increase in the number of net contracts signed in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, was mainly due to an increase in the number of selling communities. The fiscal 2016 periods were impacted by the continued reduction in demand in our Porter Ranch master planned community in Southern California due to a natural gas leak on unaffiliated land approximately one mile away. In mid-February 2016, the State of California announced that the leak had been permanently sealed. Recent testing has verified that air quality is back to normal levels and, therefore, we are optimistic that operations will gradually return to normal at our Porter Ranch master planned community. The increases in the average sales price of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices.
The increases in income before income taxes in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were due mainly to higher earnings from increased revenues, lower cost of revenues, as a percentage of revenues, and higher income from land sales. The nine month period ended July 31, 2016 also benefited from an increase in earnings from our investments in unconsolidated entities. These increases were partially offset by higher SG&A costs, and for the three-month period ended July 31, 2016, lower earnings from our investments in unconsolidated entities. The decreases in cost of revenues, as a percentage of revenues, were primarily due to a shift in the number of homes delivered to higher-margin products and/or locations and increased selling prices of homes delivered. In the nine months ended July 31, 2016, as compared to the fiscal 2015 period, earnings from our investments in unconsolidated entities increased $2.2 million. In the three months ended July 31, 2016, as compared to the fiscal 2015 period, earnings from our investments in unconsolidated entities decreased $2.2 million.

City Living

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$243.5	$185.0	32%	$52.5	$60.5	(13)%
Units delivered	85	142	(40)%	14	80	(83)%
Average delivered price ($ in thousands)	$2,864.7	$1,302.8	120%	$3,750.5	$756.4	396%

Net Contracts Signed:
Net contract value ($ in millions)	$275.7	$191.8	44%	$77.4	$59.9	29%
Net contracted units	146	114	28%	37	30	23%
Average contracted price ($ in thousands)	$1,888.4	$1,682.5	12%	$2,091.7	$1,995.5	5%

Income before income taxes ($ in millions)	$74.6	$80.3	(7)%	$14.7	$22.3	(34)%

	At July 31,			At October 31,
Backlog:	2016	2015	Change	2015	2014	Change
Backlog value ($ amounts in millions)	$257.6	$221.9	16%	$225.4	$215.2	5%
Backlog units	175	116	51%	114	144	(21)%
Average backlog price ($ in thousands)	$1,471.7	$1,913.3	(23)%	$1,977.2	$1,494.2	32%
The decreases in the number of homes delivered in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to the delivery of homes at one community located in Philadelphia, Pennsylvania, which commenced delivering homes in the third quarter of fiscal 2015 and delivered all homes by October 31, 2015. The increases in the average price of homes delivered in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were primarily due to a shift in the number of homes delivered from the Philadelphia, Pennsylvania market to the metro New York City market, where average selling prices were higher.
The increases in the number of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were mainly due to strong sales at one of our buildings located in Hoboken, New Jersey, which opened in the fourth quarter of fiscal 2015. The increases in the average sales price of net contracts signed in the fiscal 2016 periods, as compared to the fiscal 2015 periods, were principally due to a shift in the number of net contracts signed in the Philadelphia, Pennsylvania market to the metro New York City market, where the average value of each contract is higher, and increases in selling prices.
The 7% decrease in income before income taxes in the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, was mainly due to higher cost of revenues, as a percentage of revenues, and higher SG&A costs, offset, in part, by higher earnings from increased revenues. The increase in cost of revenues as a percentage of revenues was mainly due to a shift in the number of homes delivered to buildings with lower margins in the fiscal 2016 periods, as compared to the fiscal 2015 periods. The nine-month period ended July 31, 2015 also benefited from $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings located in the urban New York market.
The 34% decrease in income before income taxes in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, was mainly due to higher cost of revenues as a percentage of revenues, higher SG&A costs, and lower earnings from decreased revenues. The increase in cost of revenues as a percentage of revenues was mainly due to a shift in the number of homes delivered to buildings with lower margins in the fiscal 2016 periods, as compared to the fiscal 2015 periods.

Corporate and Other

	Nine months ended July 31,			Three months ended July 31,
	2016	2015	Change	2016	2015	Change
Loss before income taxes ($ in millions)	$(103.1)	$(86.9)	19%	$(31.5)	$(31.0)	2%
The 19% increase in the loss before income taxes in the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015, was principally attributable to higher SG&A costs in the fiscal 2016 period, as compared to the fiscal 2015 period and a gain of $1.6 million recognized in the fiscal 2016 period, as compared to $8.1 million in the fiscal 2015 period, from a bulk sale of security monitoring accounts by our home security monitoring business in the fiscal 2015 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees. These increases to the loss before income taxes were partially offset by a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period and higher earnings from Gibraltar in the fiscal 2016 period, as compared to the fiscal 2015 period.
The 2% increase in the loss before income taxes in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, was due mainly to higher SG&A costs, offset, in part, by a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees.
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
The table below sets forth, at July 31, 2016, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2016	$13,310	4.32%	$—	—%
2017	420,738	8.65%	125,150	2.49%
2018	16,290	3.53%	150	0.62%
2019	360,598	3.98%	500,150	1.89%
2020	253,595	6.73%	150	0.62%
Thereafter (b)	1,738,512	4.40%	463,360	1.93%
Discount and deferred issuance costs	(14,155)		(971)
Total	$2,788,888	5.19%	$1,087,989	1.97%
Fair value at July 31, 2016	$2,964,817		$1,088,960

(a)
Based upon the amount of variable-rate debt outstanding at July 31, 2016, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $10.9 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended July 31, 2016, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2016 to May 31, 2016	1,783	$26.50	1,783	20,000
June 1, 2016 to June 30, 2016	1,914	$26.16	1,914	18,086
July 1, 2016 to July 31, 2016	1	$26.97	1	18,085
Total	3,698	$26.33	3,698

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2016, we withheld 143 of the shares subject to restricted stock units to cover $4,000 of income tax withholdings and we issued the remaining 290 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2016, the net exercise method was not employed to exercise options.

(b)
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of obtaining shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. Effective May 23, 2016, our Board of Directors terminated the December 2014 share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2016.
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

10.2
Credit Agreement, dated as of May 19, 2016, among First Huntingdon Finance Corp., Toll Brothers, Inc., the designated guarantors party thereto, the Lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

10.3
Amendment No. 1, dated as of May 19, 2016, to the Credit Agreement, dated as of February 3, 2014, among First Huntingdon Finance Corp., Toll Brothers, Inc., the designated guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

10.4
Amendment No. 2, dated August 2, 2016, to Credit Agreement dated as of February 3, 2014, as amended, by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the designated guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2016.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 7, 2016	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 7, 2016	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)