Form 10-K
period 2016-10-31
TOLL BROTHERS INC
filed 2016-12-23
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
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
Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2016, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $4,262,101,000.
As of December 19, 2016, there were approximately 162,403,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2017 Annual Meeting of Stockholders, scheduled to be held on March 14, 2017, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Page
PART I
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	12
ITEM 1B. UNRESOLVED STAFF COMMENTS	17
ITEM 2. PROPERTIES	18
ITEM 3. LEGAL PROCEEDINGS	18
ITEM 4. MINE SAFETY DISCLOSURES	18
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18
ITEM 6. SELECTED FINANCIAL DATA	21
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
ITEM 9A. CONTROLS AND PROCEDURES	49
ITEM 9B. OTHER INFORMATION	50
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	50
ITEM 11. EXECUTIVE COMPENSATION	51
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	51
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE	51
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	51
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	52
SIGNATURES	60

The following exhibits have been filed electronically with this Form 10-K:
EXHIBIT 4.19
EXHIBIT 4.20
EXHIBIT 4.41
EXHIBIT 4.42
EXHIBIT 4.53
EXHIBIT 4.54
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.26
EXHIBIT 10.27
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
General
We design, build, market, sell, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building Product”). We also design, build, market, and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2016, we were operating in 19 states. In November 2016, we acquired substantially all of the assets of Coleman Real Estate Holdings, LLC, a home builder operating in Boise, Idaho. (See Acquisitions - Coleman Real Estate Holdings, LLC below for more information.)
In the five years ended October 31, 2016, we delivered 24,490 homes from 621 communities, including 6,098 homes from 377 communities in fiscal 2016. At October 31, 2016, we had 543 communities containing approximately 48,837 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). We had a backlog of $3.98 billion (4,685 homes) at October 31, 2016; we expect to deliver approximately 97% of these homes in fiscal 2017.
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
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Atlanta, Georgia; Dallas, Texas; and Fremont, California are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Brothers Realty Trust. At October 31, 2016, we controlled 28 land parcels as for-rent apartment projects containing approximately 9,600 units.
Through several joint ventures, our wholly-owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), provides builders and developers with land banking and venture capital, owns certain foreclosed real estate and distressed loans and is a participant in an entity that owns and controls a portfolio of loans and real estate.
See “Investments in Unconsolidated Entities” below for more information relating to these joint ventures.
Business Trends and Outlook
Since the third quarter of fiscal 2014 through the end of fiscal 2016, we saw a general strengthening in customer demand. In fiscal 2016, we signed 6,719 contracts with an aggregate value of $5.65 billion, compared to 5,910 contracts with an aggregate value of $4.96 billion in fiscal 2015, and 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released.
For information and analysis of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K (“Form 10-K”), and for financial information about our results of operations, assets, liabilities, stockholders’ equity, and cash flows, see the Consolidated Financial Statements and Notes thereto in Item 15(a)1 of this Form 10-K.
At October 31, 2016, we had 543 communities containing approximately 48,837 home sites that we owned or controlled through options; we owned approximately 34,137 of these home sites and controlled approximately 14,700 additional home sites through options. Of the 48,837 home sites, approximately 17,065 were substantially improved. Of the 543 communities, 313 were residential communities under development (“operating communities”) containing 24,816 home sites and 230 were future communities containing 24,021 home sites. In addition, at October 31, 2016, our Land Development Joint Ventures and Homebuilding Joint Ventures owned approximately 11,400 and approximately 400 home sites, respectively.

At October 31, 2016, we were offering homes for sale in 305 communities at base prices for our Traditional Home Building Product, generally ranging from approximately $225,000 to $1,965,000, and we were offering homes for sale in five communities at base prices, for our City Living Product, generally ranging from $420,000 to $6,580,000. In a few of our communities being developed, we are offering homes at prices substantially higher than those indicated. During fiscal 2016, we delivered 6,098 homes at an average base price of approximately $721,000. On average, our home buyers added approximately 21.5%, or $155,000 per home in customized options and lot premiums to the base price of the homes we delivered in fiscal 2016, as compared to 20.7% or $134,000 per home in fiscal 2015 and 19.9% or $124,000 per home in fiscal 2014.
We had a backlog of $3.98 billion (4,685 homes) at October 31, 2016; $3.50 billion (4,064 homes) at October 31, 2015; and$2.72 billion (3,679 homes) at October 31, 2014. Of the 4,685 homes in backlog at October 31, 2016, approximately 97% are expected to be delivered by October 31, 2017.
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. We attempt, where possible, to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”); however, in recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were not in a position to wait, or unwilling to take the financial risk of not completing the sale. These options enable us to obtain the necessary governmental approvals before we acquire title to the land. We also reduce certain risks by generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis.
Acquisitions
Shapell Industries, Inc.
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI on February 4, 2014 for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. The Acquisition provided us with a premier California land portfolio including 11 active selling communities, as of the Acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million. The Shapell operations have been fully integrated into our operations.
Coleman Real Estate Holdings, LLC
In October 2016, we entered into an agreement to acquire substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”). In November 2016, we completed the acquisition of Coleman for approximately $85.2 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. As a result of this acquisition, our selling community count increased by 15 communities at the acquisition date.
See Note 2, “Acquisitions,” in Item 15(a)1 of this Form 10-K for additional information regarding these acquisitions.
Our Communities and Homes
Our traditional home building communities are generally located in affluent suburban areas near major highways providing access to major cities and are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. We also currently operate in the affluent urban markets of Hoboken and Jersey City, New Jersey; New York City, New York; Philadelphia, Pennsylvania; and the suburbs of Washington, D.C.
At October 31, 2016, we were operating in the following major suburban and urban residential markets:

•	Boston, Massachusetts, metropolitan area

•	Fairfield, Hartford, and New Haven Counties, Connecticut

•	Westchester and Dutchess county, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Central and northern New Jersey

•	Philadelphia, Pennsylvania, metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Virginia and Maryland suburbs of Washington, D.C.

•	Raleigh and Charlotte, North Carolina, metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Detroit, Michigan, metropolitan area

•	Chicago, Illinois, metropolitan area

•	Minneapolis/St. Paul, Minnesota, metropolitan area

•	Dallas, Houston, and Austin, Texas, metropolitan areas

•	Denver, Colorado, metropolitan area and Fort Collins, Colorado

•	Phoenix, Arizona, metropolitan area

•	Las Vegas and Reno, Nevada, metropolitan areas

•	San Diego and Palm Springs, California, areas

•	Los Angeles, California, metropolitan area

•	San Francisco Bay, Sacramento, and San Jose areas of northern California, and

•	Seattle, Washington, metropolitan area
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
Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options, and often include commonly owned recreational facilities, such as clubhouses, playing fields, swimming pools, and tennis courts.
We offer some of the same basic home designs in similar communities; however, we are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past fiscal year, we introduced 212 new models for our Traditional Home Building Product (173 detached models and 39 attached models).
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
We market our high quality homes to upscale luxury home buyers, generally comprised of those persons who have previously owned a principal residence and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. We believe our reputation as a builder of homes for this market enhances our competitive position with respect to the sale of our smaller, more moderately priced homes.

We continue to pursue growth initiatives to expand our brand by broadening our residential product lines across the demographic spectrum. In addition to our traditional “move-up” home buyer, we are focusing on the 50+ year-old “empty-nester” market, as well as the millennial generation.
We market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. We also develop active-adult, “age-qualified” communities for households in which at least one member must be 55+ years of age. As of October 31, 2016, we were selling from 53 active-adult/age-qualified communities and expect to open additional active-adult/age-qualified communities during the next few years. Of the value and number of net contracts signed in fiscal 2016, approximately 14% and 20%, respectively, were in active-adult/age-qualified communities; in fiscal 2015, approximately 11% and 16%, respectively, were in such communities; and in fiscal 2014, approximately 12% and 16%, respectively were in active-adult/age-qualified communities.
With the millennial generation now entering their thirties and forming families, we are starting to benefit from their desire for home ownership from the affluent leading edge of this demographic group. We are currently focusing on this group with our core suburban homes, urban condominiums and luxury rental apartment products.
We have developed and are developing, on our own or through joint ventures with third parties, a number of high-density, high-, mid- and low-rise urban luxury communities to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania.
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
According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2015 dollars) at September 2016 stood at 33.2 million, or approximately 26.4% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2016 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of approximately 1.3 million new households per year during the next decade.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2016 New Residential Sales Report, new home inventory stands at a supply of just 5.2 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.2 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2015, total housing starts averaged approximately 0.81 million per year according to the Census Bureau.
At October 31, 2016, we were selling homes from 310 communities, compared to 288 communities at October 31, 2015, and 263 communities at October 31, 2014.

The following table summarizes certain information with respect to our operating communities at October 31, 2016:

	Total number of communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	56	56	10,488	5,201	977	4,310
Mid-Atlantic	78	76	12,148	5,727	986	5,435
South	71	71	8,423	2,988	960	4,475
West	66	65	7,917	3,161	1,020	3,736
California	37	37	4,124	1,601	533	1,990
Traditional Home Building	308	305	43,100	18,678	4,476	19,946
City Living	5	5	671	277	209	185
Total	313	310	43,771	18,955	4,685	20,131
At October 31, 2016, significant site improvements had not yet commenced on approximately 8,927 of the 20,131 available home sites. Of the 20,131 available home sites, 1,588 were not yet owned by us but were controlled through options.
Of our 313 operating communities at October 31, 2016, a total of 310 communities were offering homes for sale; and three communities had been temporarily shut down and are expected to reopen in fiscal 2016. Of the 310 communities in which homes were being offered for sale at October 31, 2016, a total of 247 were detached home communities and 63 were attached home communities.
At October 31, 2016, we had 796 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 448 were in detached home communities and 348 were in attached home communities. In addition, we had 123 units that were temporarily being held as rental units. At October 31, 2016, we had 182 homes (exclusive of model homes) under construction or completed but not under contract in five City Living communities that were wholly owned.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2016, was as follows:

Traditional Home Building Product
Detached homes
Move-up	$275,000	to	$924,000
Executive	330,000	to	1,360,000
Estate	380,000	to	1,965,000
Active-adult, age-qualified	262,000	to	830,000
Attached homes
Flats	$235,000	to	$432,000
Townhomes/Carriage homes	225,000	to	889,000
Active-adult, age-qualified	267,000	to	609,000
City Living Product	$420,000	to	$6,580,000
A few communities that we are developing are offering homes at prices substantially in excess of those listed above.

The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2016, 2015, and 2014:

	2016		2015		2014
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Overall	$155	21.5%	$134	20.7%	$124	19.9%
Traditional Home Building Product
Detached	$181	23.9%	$158	23.6%	$144	22.2%
Attached	$74	15.9%	$69	15.8%	$61	14.3%
City Living Product	$50	1.8%	$47	3.3%	$27	2.6%
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
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analysis that assist us in evaluating the acquisition. Historically, we have attempted to enter into option agreements to purchase land for future communities; however, in recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were not in a position to wait, or unwilling to take the financial risk of not completing the sale. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.
Where possible, we enter into agreements to purchase land, referred to in this Form 10-K as “land purchase contracts,” “purchase agreements,” “options,” or “option agreements,” on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of our deposit. The use of these agreements may increase the price of land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2016 and 2015, we acquired control of approximately 10,682 home sites (net of options terminated and home sites sold) and approximately 2,611 home sites (net of options terminated), respectively. At October 31, 2016, we controlled approximately 48,837 home sites, as compared to approximately 44,253 home sites at October 31, 2015, and 47,167 home sites at October 31, 2014.
We are developing several parcels of land for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. At October 31, 2016, our Land Development Joint Ventures owned approximately 11,400 home sites, and our Homebuilding Joint Ventures owned approximately 400 home sites. At October 31, 2016, we had agreed to acquire 240 home sites from two of our Land Development Joint Ventures and we expect to purchase approximately 3,600 additional home sites over a number of years from several other joint ventures in which we have interests.
Our ability to continue development activities over the long term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2016, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	39	3,733
Mid-Atlantic	49	4,522
South	20	2,035
West	81	8,373
California	33	4,108
Traditional Home Building	222	22,771
City Living	8	1,250
Total	230	24,021
Of the 24,021 planned home sites at October 31, 2016, we owned 10,909 and controlled 13,112 through options and purchase agreements. Approximately 1,200 of these home sites were substantially improved.
At October 31, 2016, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $1.62 billion (including $79.2 million of land to be acquired from joint ventures in which we have invested and $85.2 million for the acquisition of Coleman inventory). Of the $1.62 billion of land purchase commitments, we paid or deposited $65.3 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.56 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover on them when the contracts are terminated.
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
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Product, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder and developer of high quality upscale homes. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features such as chair rails, crown moldings, dentil moldings, vaulted and coffered ceilings, and other aesthetic elements, even in our less expensive homes, based on our belief that this customization enhances our product and improves our marketing and sales effort.
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
We expend great effort and cost in designing and decorating our model homes, which play an important role in our marketing. In our models, we create an appealing atmosphere, which may include cookies baking in the oven, fires burning in fireplaces, and music playing in the background. Interior decorating varies among the models and is carefully selected to reflect the lifestyles of prospective buyers.
The Internet is an important resource we use in marketing and providing information to our customers. Visitors to our website, www.TollBrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes, and design their own home based upon our available floor plans and options. We also advertise in newspapers, in other local and regional publications, and on billboards. We also market our communities through the use of color brochures.
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
The second step in the sales process occurs when we actually sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment that is generally nonrefundable. Cash down payments currently average approximately 8% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2016, 2015, and 2014, our customers signed net contracts for $5.65 billion (6,719 homes), $4.96 billion (5,910 homes), and $3.90 billion (5,271 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.

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
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements*(b)	Gross capture rate (b/a)	Amount financed (in millions)
2016	6,098	2,523	41.4%	$1,240.9
2015	5,525	2,103	38.1%	$1,001.2
2014	5,397	1,866	34.6%	$801.5
2013	4,184	1,803	43.1%	$717.3
2012	3,286	1,572	47.8%	$585.7

*
TBI Mortgage Company financed settlements exclude brokered and referred loans, which amounted to approximately 4.2%, 6.2%, 4.4%, 5.1%, and 6.2% of our home closings in fiscal 2016, 2015, 2014, 2013, and 2012, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2016, our mortgage subsidiary was committed to fund $1.35 billion of mortgage loans. Of these commitments, $255.6 million, as well as $231.4 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $487.0 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $1.09 billion of mortgage loans.
Competition
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. We believe our financial stability, relative to many others in our industry, is a favorable competitive factor as more home buyers focus on builder solvency.
There are fewer and more selective lenders serving our industry as compared to prior years and we believe that these lenders gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.
Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities include Land Development Joint Ventures, Home Building Joint Ventures, Rental Property Joint Ventures, and Gibraltar Joint Ventures. At October 31, 2016, we had investments of $496.4 million in these unconsolidated entities and were committed to invest or advance up to an additional $273.8 million to these entities if they require additional funding.

In fiscal 2016, 2015, and 2014, we recognized income from the unconsolidated entities in which we had an investment of $40.7 million, $21.1 million, and $41.1 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $10.3 million in fiscal 2016, $11.3 million in fiscal 2015, and $7.3 million in fiscal 2014.
Land Development Joint Ventures
We have investments in a number of Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2016, we had approximately $223.5 million invested in our Land Development Joint Ventures and funding commitments of $244.3 million to five of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2016, four of these joint ventures had aggregate loan commitments of $470.0 million and outstanding borrowings against these commitments of $393.7 million. At October 31, 2016, our Land Development Joint Ventures owned approximately 11,400 home sites.
At October 31, 2016, we had agreed to acquire 240 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of approximately $79.2 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
Home Building Joint Ventures
At October 31, 2016, we had an aggregate of $98.8 million of investments in various Home Building Joint Ventures to develop approximately 400 luxury for-sale homes. At October 31, 2016, we had $9.9 million of funding commitments to two of these joint ventures. In fiscal 2016, the value of net contracts signed by our Home Building Joint Ventures was $169.8 million (113 homes), and they delivered $164.9 million (115 homes) of revenue. At October 31, 2016, our Homebuilding Joint Ventures had a backlog of undelivered homes of $471.5 million (184 homes).
Rental Property Joint Ventures
Over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At October 31, 2016, we had an aggregate of $153.6 million of investments in various Rental Property Joint Ventures. At October 31, 2016, we controlled 28 land parcels as for-rent apartment projects containing approximately 9,600 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Atlanta, Georgia; Dallas, Texas; and Fremont, California are being operated, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and Toll Brothers Realty Trust.
At October 31, 2016, we had approximately 2,950 units in for-rent apartment projects that were occupied or ready for occupancy, 600 units in the lease-up stage, 900 units under active development, and 5,150 units in the planning stage. Of the 9,600 units at October 31, 2016, 4,850 were owned by joint ventures in which we have an interest; approximately 1,600 were owned by us, as we look for joint venture partners; 2,850 were under contract to be purchased by us; and 300 were under a letter of intent.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into two ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2016, we had an investment of $8.8 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned and distressed loans for $24.1 million. We have a 24% interest in this venture. In fiscal 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At October 31, 2016, we have a $5.7 million investment in this venture and are committed to invest an additional $10.0 million, if necessary.
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
We also are subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning protection of public health and the environment (“environmental laws”). The particular environmental laws that apply to any given community vary according to the location and environmental condition of the site and the present and former uses of the site. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.
Before consummating an acquisition, we generally engage independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes, or substances. Because we generally have obtained such assessments for the land we have purchased, we have not been significantly affected to date by the presence of such materials on our land.
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
Insurance/Warranty
All of our homes are sold under our limited warranty as to workmanship and mechanical equipment. Many homes also come with a limited multi-year warranty as to structural integrity.
We maintain insurance, subject to deductibles and self-insured amounts, to protect us against various risks associated with our activities, including, among others, general liability, “all-risk” property, construction defects, workers’ compensation, automobile, and employee fidelity. We accrue for our expected costs associated with the deductibles and self-insured amounts.
Employees
At October 31, 2016, we employed approximately 4,200 persons full-time. At October 31, 2016, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We believe our employee relations are good.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings and claims.
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
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2016, we had 4,685 homes with a sales value of $3.98 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
The home building industry is highly competitive, and, if other home builders are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment, in which we face competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials, and skilled management and labor resources. We also compete with the resale home market, also referred to as the “previously owned or existing” home market. An oversupply of homes available for sale or the heavy discounting of home prices by some of our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions can have any of the following impacts on us: delivering fewer homes; sale of fewer homes or higher cancellations by our home buyers; an increase in selling incentives and/or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in May 2021, our $500.0 million term loan matures in August 2021, and $2.71 billion of our senior notes become due and payable at various times from October 2017 through September 2032. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
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
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. Any uncertaity in the mortgage markets and its impact on the overall mortgage market, including the tightening of credit standards, future increases in the cost of home mortgage financing, and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’

existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2016, we had approximately 48,837 home sites that we owned or controlled through options. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
We rely on subcontractors to construct our homes and on building supply companies to supply components for the construction of our homes. The failure of our subcontractors to properly construct our homes or defects in the components we obtain from building supply companies could have an adverse effect on us.
We engage subcontractors to perform the actual construction of our homes and purchase components used in the construction of our homes from building supply companies. Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or that the components purchased from building supply companies are not performing as specified. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers. For example, we have incurred or expect to incur significant costs to repair older homes built in Pennsylvania and Delaware. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding warranty charges.
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
Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental, or geological conditions or problems, including conditions or problems which arise on lands of third parties in the vicinity of our communities, but nevertheless negatively impact our communities. Any of these adverse events or circumstances could cause delays in or prevent the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.
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
Over the past several years, we have had a significant number of warranty claims related primarily to older homes we built in Pennsylvania and Delaware. In fiscal 2016 and 2015, we recognized $125.6 million and $14.7 million, respectively, net of estimated insurance and supplier recoveries, related to these warranty claims. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
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
We have recorded a significant deferred tax asset related to the timing of the recognition of various expenses which were deducted from book income but are not deductible for income tax purposes until actually paid or realized. Should the tax rates be significantly reduced or the deductibility of certain expenses not be allowed, our realization of the tax benefit from our deferred tax asset could be significantly reduced.
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
Before a high-rise building generates any revenues, we make material expenditures to acquire land; to obtain permits, development approvals, and entitlements; and to construct the building. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a high-rise building. Completion times vary on a building-by-

building basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during the period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire land and construct the building). These costs can be significant and can adversely affect our operating results. If values decline, we may also be required to recognize material write-downs of the book value of the building in accordance with U.S. generally accepted accounting principles.
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
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of one of our traditional homes typically proceeds after signing the agreement of sale with our customer and can require seven months or more to complete. Weather-related problems may occur from time to time, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year.
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
As part of our normal business activities, we use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our backup systems, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, and catastrophic events, such as fires, floods, tornadoes, and hurricanes. If our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our home buyers and business partners), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices per share of our common stock as reported on the NYSE:

	Three months ended
	October 31	July 31	April 30	January 31
2016
High	$32.25	$29.96	$30.17	$38.15
Low	$27.00	$25.30	$23.75	$26.57
2015
High	$41.88	$39.40	$39.99	$35.37
Low	$34.02	$35.54	$34.65	$30.92
The closing price of our common stock on the NYSE on the last trading day of our fiscal years ended October 31, 2016, 2015, and 2014 was $27.44, $35.97, and $31.95, respectively. At December 19, 2016, there were approximately 638 record holders of our common stock.

Issuer Purchases of Equity Securities
During the three months ended October 31, 2016, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2016	—	$—	—	18,085
September 1 to September 30, 2016	519	$28.92	519	17,566
October 1 to October 31, 2016	1,728	$29.02	1,728	15,838
Total	2,247	$29.00	2,247

(a)
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

Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended
October 31, 2016.
Dividends
We have not paid any cash dividends on our common stock. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2016, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.58 billion of cash dividends.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2011, and that dividends, if any, were reinvested) from October 31, 2011 to October 31, 2016, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:

Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

October 31:	2011	2012	2013	2014	2015	2016
Toll Brothers, Inc.	100.00	189.28	188.53	183.20	206.25	157.34
S&P 500®	100.00	115.21	146.52	171.82	180.75	188.90
S&P Homebuilding	100.00	237.26	228.53	268.32	310.61	293.05

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2016. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto, listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2016	2015	2014	2013	2012
Revenues	$5,169,508	$4,171,248	$3,911,602	$2,674,299	$1,882,781
Income before income taxes	$589,027	$535,562	$504,582	$267,697	$112,942
Net income	$382,095	$363,167	$340,032	$170,606	$487,146
Earnings per share:
Basic	$2.27	$2.06	$1.91	$1.01	$2.91
Diluted	$2.18	$1.97	$1.84	$0.97	$2.86
Weighted average number of shares outstanding:
Basic	168,261	176,425	177,578	169,288	167,346
Diluted	175,973	184,703	185,875	177,963	170,154

At October 31:	2016	2015	2014	2013	2012
Cash, cash equivalents, and marketable securities	$633,715	$928,994	$598,341	$825,480	$1,217,892
Inventory	$7,353,967	$6,997,516	$6,490,321	$4,650,412	$3,732,703
Total assets	$9,736,789	$9,206,515	$8,398,457	$6,811,782	$6,165,915
Debt:
Loans payable	$871,079	$1,000,439	$652,619	$107,222	$99,817
Senior debt	2,694,372	2,689,801	2,638,241	2,305,765	2,065,334
Mortgage company loan facility	210,000	100,000	90,281	75,000	72,664
Total debt	$3,775,451	$3,790,240	$3,381,141	$2,487,987	$2,237,815
Equity	$4,235,202	$4,228,079	$3,860,697	$3,339,164	$3,127,871
Housing Data

Year ended October 31:	2016	2015	2014	2013	2012
Closings:
Number of homes	6,098	5,525	5,397	4,184	3,286
Value (in thousands)	$5,169,508	$4,171,248	$3,911,602	$2,674,299	$1,882,781
Net contracts signed:
Number of homes	6,719	5,910	5,271	5,294	4,159
Value (in thousands)	$5,649,570	$4,955,579	$3,896,490	$3,633,908	$2,557,917

At October 31:	2016	2015	2014	2013	2012
Backlog:
Number of homes	4,685	4,064	3,679	3,679	2,569
Value (in thousands)	$3,984,065	$3,504,004	$2,719,673	$2,629,466	$1,669,857
Number of selling communities	310	288	263	232	224
Home sites:
Owned	34,137	35,872	36,243	33,967	31,327
Controlled	14,700	8,381	10,924	14,661	9,023
Total	48,837	44,253	47,167	48,628	40,350

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2016, we were operating in 19 states. In the five years ended October 31, 2016, we delivered 24,490 homes from 621 communities, including 6,098 homes from 377 communities in fiscal 2016.
In February 2014, we acquired the home building business of Shapell Industries, Inc., a Delaware corporation (“Shapell”), and in November 2016, we acquired substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”). See “Acquisitions” below for more information.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. See the section entitled “Toll Brothers Apartment Living/Toll Brothers Campus Living/Toll Brothers Realty Trust” below.
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
We have investments in various unconsolidated entities. We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); and (iv) to invest in distressed loans and real estate and provide financing for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
Financial Highlights
In fiscal 2016, we recognized $5.17 billion of revenues and net income of $382.1 million, as compared to $4.17 billion of revenues and net income of $363.2 million in fiscal 2015.
In fiscal 2016 and 2015, the value of net contracts signed was $5.65 billion (6,719 homes) and $4.96 billion (5,910 homes), respectively. The value of our backlog at October 31, 2016 was $3.98 billion (4,685 homes), as compared to our backlog at October 31, 2015 of $3.50 billion (4,064 homes).
At October 31, 2016, we had $633.7 million of cash and cash equivalents on hand and approximately $961.8 million for borrowing available under our $1.295 billion revolving credit facility (“New Credit Facility”) that matures in May 2021. At October 31, 2016, we had $250.0 million of outstanding borrowings under the New Credit Facility and had outstanding letters of credit of approximately $83.2 million.
At October 31, 2016, our total equity and our debt to total capitalization ratio were $4.24 billion and 0.47 to 1:00, respectively,

Acquisitions
Shapell Industries, Inc.
On February 4, 2014, we completed our acquisition of Shapell pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) dated November 6, 2013 with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI on February 4, 2014 for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. The Acquisition provided us with a premier California land portfolio including 11 active selling communities, as of the Acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million. The Shapell operations have been fully integrated into our operations.
Coleman Real Estate Holdings, LLC
In October 2016, we entered into an agreement to acquire substantially all of the assets and operations of Coleman. In November 2016, we completed the acquisition of Coleman for approximately $85.2 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. Our selling community count increased by 15 communities at the acquisition date.
See Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these acquisitions.
Our Business Environment and Current Outlook
Since the third quarter of fiscal 2014 through the end of fiscal 2016, we saw a general strengthening in customer demand. In fiscal 2016, we signed 6,719 contracts with an aggregate value of $5.65 billion, compared to 5,910 contracts with an aggregate value of $4.96 billion in fiscal 2015, and 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014. We are optimistic that the strengthening in customer demand will continue for the foreseeable future. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released.
According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2015 dollars) at September 2016 stood at 33.2 million, or approximately 26.4% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2016 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of just under 1.3 million new households per year during the next decade.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2016 New Residential Sales Report, new home inventory stands at a supply of just 5.2 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.2 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2015, total housing starts averaged approximately 0.81 million per year according to the Census Bureau.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
Competitive Landscape
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. We believe our financial stability, relative to many others in our industry, is a favorable competitive factor as more home buyers focus on builder solvency.

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
During fiscal 2016 and 2015, we acquired control of approximately 10,682 home sites (net of options terminated and home sites sold) and, approximately 2,611 home sites (net of options terminated and home sites sold), respectively. At October 31, 2016, we controlled approximately 48,837 home sites, as compared to approximately 44,253 home sites at October 31, 2015, and 47,167 home sites at October 31, 2014. In addition, at October 31, 2016, we expect to purchase approximately 3,600 additional home sites from several land development joint ventures in which we have an interest, at prices not yet determined.
Of the approximately 48,837 total home sites that we owned or controlled through options at October 31, 2016, we owned approximately 34,137 and controlled approximately 14,700 through options. Of the 48,837 home sites, approximately 17,065 were substantially improved. The 14,700 home sites controlled through options includes the 1,750 home sites owned or controlled by Coleman.
In addition, at October 31, 2016, our Land Development Joint Ventures owned approximately 11,400 home sites (including 240 home sites included in the 14,700 controlled through options), and our Homebuilding Joint Ventures owned approximately 400 home sites.
At October 31, 2016, we were selling from 310 communities, compared to 288 communities at October 31, 2015, and 263 communities at October 31, 2014.
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
Toll Brothers Apartment Living/Toll Brothers Campus Living/Toll Brothers Realty Trust
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. At October 31, 2016, we controlled 28 land parcels as for-rent apartment projects containing approximately 9,600 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Atlanta, Georgia; Dallas, Texas; and Fremont, California are being operated, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and Toll Brothers Realty Trust (the “Trust”).
At October 31, 2016, we had approximately 2,950 units in for-rent apartment projects that were occupied or ready for occupancy, 600 units in the lease-up stage, 900 units under active development, and 5,150 units in the planning stage. Of the 9,600 units at October 31, 2016, 4,850 were owned by joint ventures in which we have an interest; approximately 1,600 were owned by us; 2,850 were under contract to be purchased by us; and 300 were under a letter of intent.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 14.0% in fiscal 2016, as compared to fiscal 2015, and 27.2% in fiscal 2015, as compared to fiscal 2014. The value of net sales contracts signed was $5.65 billion (6,719 homes) in fiscal 2016, $4.96 billion (5,910 homes) in fiscal 2015, and $3.90 billion (5,271 homes) in fiscal 2014.
The increase in the aggregate value of net contracts signed in fiscal 2016, as compared to fiscal 2015, was the result of a 13.7% increase in the number of net contracts signed. The increase in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was primarily due to the continued recovery in the U.S. housing market in fiscal 2016.

The value of our backlog at October 31, 2016, 2015, and 2014 was $3.98 billion (4,685 homes), $3.50 billion (4,064 homes), and $2.72 billion (3,679 homes), respectively. Approximately 97% of the homes in backlog at October 31, 2016 are expected to be delivered by October 31, 2017. The 13.7% increase in the value of homes in backlog at October 31, 2016, as compared to October 31, 2015, was primarily due to a 14.0% increase in the value of net contracts signed in fiscal 2016, as compared to fiscal 2015, and the higher backlog at the beginning of fiscal 2016, as compared to the beginning of fiscal 2015, offset, in part, by a 23.9% increase in the aggregate value of our deliveries in fiscal 2016, as compared to the aggregate value of deliveries in fiscal 2015.
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
Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction, interest, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built in a particular community; and (v) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
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
The estimates used in the determination of the estimated cash flows and fair value of both current and future communities are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, we may be required to recognize additional impairment charges and write-offs related to current and future communities and such amounts could be material.
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2016, 2015, and 2014, as shown in the table below (amounts in thousands):

	2016	2015	2014
Land controlled for future communities	$3,142	$809	$3,123
Land owned for future communities	2,300	12,600
Operating communities	8,365	22,300	17,555
	$13,807	$35,709	$20,678

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
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
Our deferred tax assets consist principally of the recognition of losses primarily driven by accrued expenses, inventory impairments, and impairments of investments in unconsolidated entities. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. At October 31, 2016 and 2015, we determined that it was more-likely-than-not that our deferred assets would be realized for federal purposes. Accordingly, at October 31, 2016 and 2015, we did not record any valuation allowances against our federal deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for five years to 20 years.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets at October 31, 2016 and 2015. During fiscal 2015, and 2014, due to improved actual and/or operating results, we reversed $16.3 million and $13.3 million of state deferred tax asset valuation allowances, respectively. During fiscal 2016, no state deferred tax asset valuation allowances were reversed. In addition, we establish valuation allowances for newly created deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. During fiscal 2016, 2015, and 2014, we recognized new valuation allowances of $1.0 million, $3.7 million, and $1.3 million, respectively. The valuation allowance at October 31, 2016 of $32.2 million relates to deferred tax assets in states that had not met the more-likely-than-not realization threshold criteria.
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
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past several years, we have had a significant number of warranty claims related primarily to older homes built in Pennsylvania and Delaware. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Nevada, Washington, and certain areas of Texas, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
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
OFF-BALANCE SHEET ARRANGEMENTS
We also operate through a number of joint ventures. These joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); and (iv) invest in distressed loans and real estate and provide financing for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). We earn construction and management fee income from many of these joint ventures.
Our investments in these entities are accounted for using the equity method of accounting. We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures at the time of our purchase; instead, our cost basis in the home sites is reduced by our share of the earnings realized by the joint venture from those home sites.
At October 31, 2016, we had investments in these entities of $496.4 million, and were committed to invest or advance up to an additional $273.8 million to these entities if they require additional funding. At October 31, 2016, we had agreed to terms for the acquisition of 240 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $79.2 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest. real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that as of October 31, 2016, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $875.7 million and had borrowed an aggregate of $576.0 million. We estimate that our maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $875.7 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $87.0 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at October 31, 2016, our maximum potential exposure under these guarantees is estimated to be $576.0 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $576.0 million, $61.5 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $4.3 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in this Form 10-K.
The trends, uncertainties or other factors that negatively impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for rental properties, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we determined that no impairments of our investments occurred in fiscal 2016, 2015 and 2014.
RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2016, 2015, and 2014 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2016	2015	% Change 2016 vs. 2015	2014	% Change 2015 vs. 2014
Revenues	5,169.5	4,171.2	24%	3,911.6	7%
Cost of revenues	4,144.1	3,269.3	27%	3,081.8	6%
Selling, general and administrative	535.4	455.1	18%	432.5	5%
	4,679.4	3,724.4	26%	3,514.4	6%
Income from operations	490.1	446.9	10%	397.2	13%
Other:
Income from unconsolidated entities	40.7	21.1	93%	41.1	(49)%
Other income - net	58.2	67.6	(14)%	66.2	2%
Income before income taxes	589.0	535.6	10%	504.6	6%
Income tax provision	206.9	172.4	20%	164.6	5%
Net income	382.1	363.2	5%	340.0	7%

Supplemental information:
Cost of revenues as a percentage of revenues	80.2%	78.4%		78.8%
SG&A as a percentage of revenues	10.4%	10.9%		11.1%

Deliveries – units	6,098	5,525	10%	5,397	2%
Deliveries – average selling price ($ amount in thousands)	$847.7	$755.0	12%	$724.8	4%

Net contracts signed – value	$5,649.6	$4,955.6	14%	$3,896.5	27%
Net contracts signed – units	6,719	5,910	14%	5,271	12%
Net contracts signed – average selling price ($ amount in thousands)	$840.8	$838.5	—%	$739.2	13%

	At October 31,
	2016	2015	% Change 2016 vs. 2015	2014	% Change 2015 vs. 2014
Backlog – value	$3,984.1	$3,504.0	14%	$2,719.7	29%
Backlog – units	4,685	4,064	15%	3,679	10%
Backlog – average selling price ($ amount in thousands)	$850.4	$862.2	(1)%	$739.2	17%
Note: Amounts may not add due to rounding.
FISCAL 2016 COMPARED TO FISCAL 2015
REVENUES AND COST OF REVENUES
The increase in revenues in fiscal 2016, as compared to fiscal 2015, was primarily attributable to a 12.3% increase in the average price of the homes delivered due to a shift in the number of homes delivered to more expensive areas and/or higher-priced products and a 10.4% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2015, as compared to October 31, 2014.
Cost of revenues as a percentage of revenues in fiscal 2016 was 80.2%, as compared to 78.4% in fiscal 2015. The increase in the fiscal 2016 percentage was primarily due to the recognition in fiscal 2016 of $125.6 million (2.4% of revenues) of warranty charges primarily related to older homes built in Pennsylvania and Delaware, as compared to $14.7 million (0.4% of revenues) in fiscal 2015 and slightly higher land and construction costs as a percentage of revenues in homes delivered in fiscal 2016, as compared to fiscal 2015. These increased costs were offset, in part, by lower interest expense and inventory impairment and write-offs as a percentage of revenues in fiscal 2016, as compared to fiscal 2015. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Interest cost in fiscal 2016 was $160.3 million or 3.1% of revenues, as compared to $142.9 million or 3.4% of revenues in fiscal 2015. We recognized inventory impairments and write-offs of $13.8 million or 0.3% of revenues and $35.7 million or 0.9% of revenues in fiscal 2016 and fiscal 2015, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending increased by $80.3 million but declined as a percentage of revenues in fiscal 2016, as compared to fiscal 2015. The decrease in SG&A as a percentage of revenues in the fiscal 2016 period was due to SG&A spending increasing by 17.6% while revenues increased 23.9% from the fiscal 2015 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased number of homes closed and increased number of selling communities that we had in fiscal 2016, as compared to fiscal 2015.
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
In fiscal 2016, we recognized $40.7 million of income from unconsolidated entities, as compared to $21.1 million in fiscal 2015. The increase in income from unconsolidated entities in fiscal 2016, as compared to fiscal 2015, was due mainly to higher earnings from two of our City Living Home Building Joint Ventures, a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey, and to the recognition of a $2.9 million recovery in fiscal 2016 of previously incurred charges related to a joint venture located in Nevada, offset, in part, by lower income from our Land Development Joint Ventures.
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Income from ancillary businesses	$17,473	$23,530
Gibraltar	6,646	10,168
Management fee income from unconsolidated entities	10,270	11,299
Income from land sales	13,327	13,150
Other	10,502	9,426
Total other income – net	$58,218	$67,573
In fiscal 2016 and fiscal 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above. The decline in income from Gibraltar Capital and Asset Management, LLC (“Gibraltar”) was due primarily from the continuing monetization of its assets offset, in part by a $1.3 million gain in fiscal 2016 from the sale of a 76% interest in certain assets of Gibraltar. See Note 4, “Investments in Unconsolidated Entities - Gibraltar Joint Ventures” of this Form 10-K for additional information on this transaction.
INCOME BEFORE INCOME TAXES
In fiscal 2016, we reported income before income taxes of $589.0 million, as compared to $535.6 million in fiscal 2015.

INCOME TAX PROVISION
We recognized a $206.9 million income tax provision in fiscal 2016. Based upon the federal statutory rate of 35%, our federal tax provision would have been $206.2 million. The difference between our tax provision recognized and the tax provision based on the federal statutory rate was due mainly to the recognition of a $27.0 million provision for state income taxes; the recognition of a $2.1 million provision for uncertain tax positions taken; $2.0 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions; and $3.9 million of other differences; offset by a $16.9 million tax benefit from the utilization of the domestic production activities deduction; the reversal of $11.2 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; and $7.0 million of other permanent deductions.
We recognized a $172.4 million income tax provision in fiscal 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $187.4 million. The difference between our tax provision recognized and the tax provision based on the federal statutory rate was due principally to the reversal of $15.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the settlements with certain taxing jurisdictions; a $12.3 million tax benefit from our utilization of the domestic production activities deduction; a benefit of $12.6 million from the reversal of state deferred tax asset valuation allowances, net of $3.7 million of new state deferred tax asset valuation allowances recognized; and $7.8 million of other permanent deductions; offset, in part, by the recognition of a $21.9 million provision for state income taxes; the recognition of a $3.2 million provision for uncertain tax positions taken; $2.6 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions; and $5.3 million of other differences.
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
Cost of revenues as a percentage of revenues was 78.4% in fiscal 2015, as compared to 78.8% in fiscal 2014.The decrease in cost of revenues in fiscal 2015 as a percentage of revenues, as compared to fiscal 2014, was due primarily to a change in product mix/areas to higher-margin areas, increased prices of homes delivered in fiscal 2015, as compared to fiscal 2014, the lower charge recognized for warranty and litigation in fiscal 2015, as compared to fiscal 2014, and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in fiscal 2015, as compared to fiscal 2014. These decreases were offset, in part, by increased construction costs and higher higher inventory impairment charges and write-offs in fiscal 2015, as compared to fiscal 2014. In fiscal 2015 and 2014, we recognized inventory impairment charges of $35.7 million or 0.9% of revenues and $20.7 million or 0.5% of revenues, respectively. In addition, in fiscal 2015 and 2014, we recognized charges related to warranty and litigation, net of other reversals, of $11.0 million and $24.0 million, respectively. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
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
In fiscal 2015, we recognized $21.1 million of income from unconsolidated entities, as compared to $41.1 million in fiscal 2014. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by a Rental Property Joint Venture of substantially all of its assets in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. This was offset, in part, by higher income realized from several of our Land Development Joint Ventures and one Home Building Joint Venture in fiscal 2015, as compared to fiscal 2014. The higher income from these joint ventures was attributable primarily to higher sales activity and/or price increases in fiscal 2015, as compared to fiscal 2014.
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
INCOME TAX PROVISION
We recognized a $172.4 million income tax provision in fiscal 2015. Based upon the federal statutory rate of 35%, our federal tax provision would have been $187.4 million. The difference between our tax provision recognized and the tax provision based on the federal statutory rate was due mainly to the reversal of $15.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; a $12.3 million tax benefit from the utilization of the domestic production activities deduction; a benefit of $12.6 million from the reversal of state deferred tax asset valuation allowances, net of $3.7 million of new state deferred tax asset valuation allowances recognized; and $7.8 million of other permanent deductions; offset, in part, by the recognition of a $21.9 million provision for state income taxes; the recognition of a $3.2 million provision for uncertain tax positions taken; $2.6 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions; and $5.3 million of other differences.
We recognized a $164.6 million income tax provision in fiscal 2014. Based upon the federal statutory rate of 35%, our federal tax provision would have been $176.6 million. The difference between our tax provision recognized, excluding the changes in the deferred tax valuation allowance, and the tax provision based on the federal statutory rate was due principally to the reversal of $11.0 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the settlement of state income tax audits; a $14.8 million tax benefit from our utilization of domestic production activities deductions; a $12.3 million tax benefit from our utilization of the domestic production activities deduction; a benefit of $12.0 million from the reversal of state deferred tax asset valuation allowances, net of $1.3 million of new state deferred tax asset valuation allowances recognized; and a $6.2 million tax benefit related to other miscellaneous permanent deductions, offset, in part, by a $23.8 million provision for state income taxes; the recognition of a

$5.7 million provision for uncertain tax positions taken; and $1.8 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At October 31, 2016, we had $633.7 million of cash and cash equivalents on hand and approximately $961.8 million available for borrowing under our New Credit Facility.
Cash provided by operating activities during fiscal 2016 was $148.8 million. It was generated primarily from $382.1 million of net income plus $26.7 million of stock-based compensation, $23.1 million of depreciation and amortization, $13.8 million of inventory impairments and write-offs, and $19.3 million of deferred taxes; an increase of $524.6 million in accounts payable and accrued expenses; a $27.8 million increase in customer deposits; and a $6.0 million increase in income taxes payable; offset, in part, by the net purchase of $391.2 million of inventory; a $307.4 million increase in receivables, prepaid expenses, and other assets; and an increase of $124.9 million in mortgage loans originated, net of the sale of mortgage loans to outside investors.
Cash provided by investing activities during fiscal 2016 was $8.2 million. The cash provided by investing activities was primarily related to $97.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and $10.0 million of proceeds from the the sale of marketable securities, offset, in part, by $69.7 million used to fund investments in unconsolidated entities and $28.4 million for the purchase of property and equipment.
We used $442.3 million of cash from financing activities in fiscal 2016, primarily for the repurchase of $392.8 million of our common stock; the repayment of $100.0 million from our credit facilities, net of new borrowing under them; and the repayment of $69.0 million of other loans payable, net of new borrowings, offset, in part, by $110.0 million of new borrowings under our mortgage company loan facility, net of repayments.
At October 31, 2015, we had $929.0 million of cash, cash equivalents, and marketable securities on hand and approximately $566.1 million available for borrowing under our $1.035 billion revolving credit facility (“Credit Facility”). Cash provided by operating activities during fiscal 2015 was $60.2 million. It was generated primarily from $363.2 million of net income plus $22.9 million of stock-based compensation, $23.6 million of depreciation and amortization, $35.7 million of inventory impairments and write-offs, and $62.1 million of deferred taxes; a $46.5 million increase in customer deposits; and an increase of $28.7 million in accounts payable and accrued expenses; offset, in part, by the net purchase of $352.0 million of inventory; a $65.5 million decrease in income taxes payable; a $55.6 million increase in receivables, prepaid expenses, and other assets; and an increase of $21.4 million in mortgage loans originated, net of the sale of mortgage loans to outside investors.
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
At October 31, 2014, we had $598.3 million of cash, cash equivalents, and marketable securities on hand and approximately $940.2 million available for borrowing under our Credit Facility. Cash provided by operating activities during fiscal 2014 was $313.2 million. It was generated primarily from $340.0 million of net income plus $21.7 million of stock-based compensation, $23.0 million of depreciation and amortization, $20.7 million of inventory impairments and write-offs, and $47.4 million of deferred taxes; an $82.1 million increase in accounts payable and accrued expenses; and a $52.4 million increase in income taxes payable; offset, in part, by the net purchase of $272.0 million of inventory.
Cash used in our investing activities during fiscal 2014 was $1.45 billion. The cash used in investing activities was primarily related to the $1.49 billion used to acquire Shapell; $113.0 million used to fund investments in unconsolidated entities; $15.1 million for the purchase of property and equipment; offset, in part, by $127.0 million of cash received as returns on our investments in unconsolidated entities, distressed loans, and foreclosed real estate, and $40.2 million of sales of marketable securities.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that we have currently in inventory, resulting in additional cash flow from operations. In addition, we might delay or curtail our acquisition of additional land, as we did during the period April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At October 31, 2016, we owned or controlled through options 48,837 home sites, as compared to 44,253 at October 31, 2015; and 47,167 at October 31, 2014. Of the 48,837 home sites owned or controlled through options at October 31, 2016, we owned 34,137. Of our owned home sites at October 31, 2016, significant improvements were completed on approximately 17,065 of them.
In February 2014, we acquired all of the equity interests in Shapell, consisting of Shapell’s single-family residential real property development business, including a portfolio of approximately 4,950 home sites in California. For more information regarding the Shapell acquisition, see Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements in this Form 10-K.
At October 31, 2016, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.62 billion (including $79.2 million of land to be acquired from joint ventures in which we have invested). Of the $1.62 billion of land purchase commitments, we had paid or deposited $65.3 million and, if we acquire all of these land parcels, we will be required to pay an additional $1.56 billion. The purchases of these land parcels are scheduled over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Net cash provided by (used in) investing activities,” At October 31, 2016, we had investments in these entities of $496.4 million, and were committed to invest or advance up to an additional $273.8 million to these entities if they require additional funding.
On May 19, 2016, we entered into a new $1.215 billion (subsequently increased to $1.295 billion), five-year, unsecured New Credit Facility and terminated our $1.035 billion Credit Facility that was scheduled to terminate on August 1, 2018. Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.60 billion. Under the terms of the New Credit Facility, at October 31, 2016, our leverage ratio was approximately 0.71 to 1.00 and our tangible net worth was approximately $4.18 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $2.13 billion as of October 31, 2016. At October 31, 2016, we had $250.0 million of outstanding borrowings under the New Credit Facility and had outstanding letters of credit of approximately $83.2 million.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2016 (amounts in millions):

	2017	2018 – 2019	2020 – 2021	Thereafter	Total
Senior notes (a)	$539.8	$834.3	$396.6	$1,552.6	$3,323.3
Loans payable (a)	46.4	77.0	782.4	73.3	979.1
Mortgage company loan facility (a)	215.3				215.3
Operating lease obligations	11.6	16.2	3.3	0.7	31.8
Purchase obligations (b)	889.9	645.5	175.0	302.0	2,012.4
Retirement plans (c)	13.2	11.2	11.1	54.3	89.8
	$1,716.2	$1,584.2	$1,368.4	$1,982.9	$6,651.7

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.7 billion of the senior notes, $871.1 million of loans payable, and $210.0 million of the mortgage company loan facility were recorded on the October 31, 2016 Consolidated Balance Sheet. In addition, the 2018 – 2019 amount includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes due 2032 (the “0.5% Exchangeable Senior Notes”). The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

(b)
Amounts represent our expected acquisition of land under purchase agreements, the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds and $85.2 million for the acquisition of Coleman in November 2016.

(c)
Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $68.4 million was recorded on the October 31, 2016 Consolidated Balance Sheet.

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

The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2016, 2015, and 2014. Information related to backlog and assets by segment at October 31, 2016 and 2015, has also been provided.
Units Delivered and Revenues:

	Fiscal 2016 Compared to Fiscal 2015
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$814.5	$702.2	16%	1,172	1,126	4%	$695.0	$623.6	11%
Mid-Atlantic	895.7	845.3	6%	1,432	1,342	7%	625.5	629.9	(1)%
South	849.6	892.3	(5)%	1,093	1,175	(7)%	777.3	759.4	2%
West	903.7	665.3	36%	1,304	994	31%	693.0	669.3	4%
California	1,448.5	750.0	93%	1,006	669	50%	1,439.9	1,121.1	28%
Traditional Home Building	4,912.0	3,855.1	27%	6,007	5,306	13%	817.7	726.6	13%
City Living	257.5	316.1	(19)%	91	219	(58)%	2,829.7	1,443.4	96%
Total	$5,169.5	$4,171.2	24%	6,098	5,525	10%	$847.7	$755.0	12%

	Fiscal 2015 Compared to Fiscal 2014
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Traditional Home Building:
North	702.2	662.7	6%	1,126	1,110	1%	$623.6	$597.0	4%
Mid-Atlantic	845.3	817.3	3%	1,342	1,292	4%	629.9	632.6	—%
South	892.3	836.5	7%	1,175	1,204	(2)%	759.4	694.8	9%
West	665.3	517.9	28%	994	814	22%	669.3	636.2	5%
California	750.0	795.8	(6)%	669	713	(6)%	1,121.1	1,116.1	—%
Traditional Home Building	3,855.1	3,630.2	6%	5,306	5,133	3%	726.6	707.2	3%
City Living	316.1	281.4	12%	219	264	(17)%	1,443.4	1,065.9	35%
Total	$4,171.2	$3,911.6	7%	5,525	5,397	2%	$755.0	$724.8	4%
Net Contracts Signed:

	Fiscal 2016 Compared to Fiscal 2015
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	888.0	756.8	17%	1,259	1,138	11%	$705.3	$665.0	6%
Mid-Atlantic	986.8	844.7	17%	1,607	1,323	21%	614.1	638.5	(4)%
South	916.8	838.3	9%	1,229	1,036	19%	746.0	809.2	(8)%
West	1,096.7	846.2	30%	1,508	1,221	24%	727.3	693.0	5%
California	1,418.5	1,343.2	6%	930	1,003	(7)%	1,525.3	1,339.2	14%
Traditional Home Building	5,306.8	4,629.2	15%	6,533	5,721	14%	812.3	809.2	—%
City Living	342.8	326.4	5%	186	189	(2)%	1,843.0	1,727.0	7%
Total	$5,649.6	$4,955.6	14%	6,719	5,910	14%	$840.8	$838.5	—%

	Fiscal 2015 Compared to Fiscal 2014
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Traditional Home Building:
North	756.8	664.8	14%	1,138	1,040	9%	$665.0	$639.2	4%
Mid-Atlantic	844.7	763.9	11%	1,323	1,220	8%	638.5	626.1	2%
South	838.3	886.2	(5)%	1,036	1,211	(14)%	809.2	731.8	11%
West	846.2	618.2	37%	1,221	951	28%	693.0	650.1	7%
California	1,343.2	694.2	93%	1,003	639	57%	1,339.2	1,086.4	23%
Traditional Home Building	4,629.2	3,627.3	28%	5,721	5,061	13%	809.2	716.7	13%
City Living	326.4	269.2	21%	189	210	(10)%	1,727.0	1,281.9	35%
Total	$4,955.6	$3,896.5	27%	5,910	5,271	12%	$838.5	$739.2	13%
Backlog at October 31:

	October 31, 2016 Compared to October 31, 2015
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	692.8	619.2	12%	977	890	10%	$709.1	$695.8	2%
Mid-Atlantic	610.0	518.9	18%	986	811	22%	618.7	639.9	(3)%
South	736.4	669.2	10%	960	824	17%	767.1	812.1	(6)%
West	766.5	573.5	34%	1,020	816	25%	751.5	702.8	7%
California	867.7	897.8	(3)%	533	609	(12)%	1,627.9	1,474.2	10%
Traditional Home Building	3,673.4	3,278.6	12%	4,476	3,950	13%	820.7	830.0	(1)%
City Living	310.7	225.4	38%	209	114	83%	1,486.5	1,977.2	(25)%
Total	$3,984.1	$3,504.0	14%	4,685	4,064	15%	$850.4	$862.2	(1)%

	October 31, 2015 Compared to October 31, 2014
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Traditional Home Building:
North	619.2	564.6	10%	890	878	1%	$695.8	$643.1	8%
Mid-Atlantic	518.9	519.5	—%	811	830	(2)%	639.9	625.9	2%
South	669.2	723.2	(7)%	824	963	(14)%	812.1	751.0	8%
West	573.5	392.6	46%	816	589	39%	702.8	666.6	5%
California	897.8	304.6	195%	609	275	121%	1,474.2	1,107.6	33%
Traditional Home Building	3,278.6	2,504.5	31%	3,950	3,535	12%	830.0	708.5	17%
City Living	225.4	215.2	5%	114	144	(21)%	1,977.2	1,494.2	32%
Total	$3,504.0	$2,719.7	29%	4,064	3,679	10%	$862.2	$739.2	17%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2016	2015	% Change 2016 vs. 2015	2014	% Change 2015 vs. 2014
Traditional Home Building:
North	$77.0	$59.2	30%	$57.0	4%
Mid-Atlantic	(29.4)	69.1	(143)%	79.0	(13)%
South	128.6	153.0	(16)%	113.6	35%
West	127.3	106.4	20%	78.8	35%
California	335.2	139.1	141%	157.5	(12)%
Traditional Home Building	638.7	526.8	21%	485.9	8%
City Living	91.1	124.3	(27)%	104.6	19%
Corporate and other	(140.8)	(115.5)	22%	(85.9)	34%
Total	$589.0	$535.6	10%	$504.6	6%
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from our ancillary businesses, including Gibraltar; and income from a number of our unconsolidated entities.
Total Assets ($ amounts in millions):

	At October 31,
	2016	2015
Traditional Home Building:
North	$1,020.3	$1,061.8
Mid-Atlantic	1,166.0	1,226.0
South	1,203.6	1,196.7
West	1,130.6	949.6
California	2,479.9	2,243.3
Traditional Home Building	7,000.4	6,677.4
City Living	946.7	873.0
Corporate and other	1,789.7	1,656.2
Total	$9,736.8	$9,206.6
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash and investments, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments, manufacturing facilities, and mortgage and title subsidiaries.

FISCAL 2016 COMPARED TO FISCAL 2015
Traditional Homebuilding
North

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$814.5	$702.2	16%
Units delivered	1,172	1,126	4%
Average delivered price ($ in thousands)	$695.0	$623.6	11%

Net Contracts Signed:
Net contract value ($ in millions)	$888.0	$756.8	17%
Net contracted units	1,259	1,138	11%
Average contracted price ($ in thousands)	$705.3	$665.0	6%

Cost of revenues as a percentage of revenues	82.6%	82.9%	—%

Income before income taxes ($ in millions)	$77.0	$59.2	30%
The increase in the average price of homes delivered in fiscal 2016, as compared to fiscal 2015, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices of homes delivered in fiscal 2016, as compared to fiscal 2015. The increase in the number of homes delivered in fiscal 2016, as compared to fiscal 2015, was mainly due to increases in the number of homes closed in Michigan and New Jersey, partially offset by a decrease in the number of homes closed in Illinois. The increase in the number of homes closed in New Jersey was primarily due to higher backlog conversion in the fiscal 2016 period, as compared to the fiscal 2015 period. In Michigan, the increase was principally due to an increase in the number of homes in backlog as of October 31, 2015, as compared to the number of homes in backlog at October 31, 2014.
The increase in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was mainly due to improved market conditions in Michigan, New York, and New Jersey, offset, in part by decreases in Connecticut and Illinois where demand has declined, and in Massachusetts due to a decrease in the number of selling communities. The increase in the average sales price of net contracts signed was principally attributable to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2016, as compared to fiscal 2015.
The 30% increase in income before income taxes in fiscal 2016, as compared to fiscal 2015, was principally attributable to higher earnings from increased revenues and lower inventory impairment charges, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues, and higher SG&A costs. During our review of communities for impairment in fiscal 2016 and 2015, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for three operating communities (two located in Connecticut and one in suburban New York) in fiscal 2016, and two operating communities (one located in suburban New York and one located in New Jersey) in fiscal 2015, needed to be reduced. As a result of these reductions in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values of these communities were written down to their estimated fair values resulting in charges to income before taxes of $7.3 million and $13.9 million in fiscal 2016 and fiscal 2015, respectively. Total inventory impairment charges for fiscal 2016 and fiscal 2015 were $7.6 million and $15.0 million, respectively. The increase in the cost of revenues, excluding inventory impairment charges, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas.

Mid-Atlantic

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$895.7	$845.3	6%
Units delivered	1,432	1,342	7%
Average delivered price ($ in thousands)	$625.5	$629.9	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$986.8	$844.7	17%
Net contracted units	1,607	1,323	21%
Average contracted price ($ in thousands)	$614.1	$638.5	(4)%

Cost of revenues as a percentage of revenues	95.8%	84.7%	13%

(Loss) income before income taxes ($ in millions)	$(29.4)	$69.1	(143)%
The increase in the number of homes delivered in fiscal 2016, as compared to fiscal 2015, was mainly due to a greater number of homes being sold and delivered in fiscal 2016, as compared to fiscal 2015.
The increase in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was primarily attributable to increases in demand in Pennsylvania, Maryland, and Virginia and to an increase in the number of selling communities in Pennsylvania and Maryland.
The loss before income taxes in fiscal 2016, as compared to income before income taxes in fiscal 2015, was mainly due to $125.6 million of warranty charges, primarily related to older homes built in Pennsylvania and Delaware, in fiscal 2016, as compared to $14.7 million in fiscal 2015. and higher SG&A costs, offset, in part, by lower inventory impairment charges and higher earnings from increased revenues. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Inventory impairment charges were $2.1 million, as compared to $19.5 million in fiscal 2016 and fiscal 2015, respectively. The impairment charges in fiscal 2016 primarily related to a land purchase contract in Delaware where we were unable to obtain the required approvals to proceed with our development of the underlying property. Accordingly, we terminated the contract and wrote off costs incurred. In fiscal 2015, due to the weakness in certain housing markets in Maryland and West Virginia, we decided to sell or look for alternate uses for two parcels of land rather than develop them as previously intended. The carrying values of these communities were written down to their estimated fair values resulting in charges to income before taxes of $11.9 million. We sold one parcel of land during the fourth quarter of fiscal 2015. In addition, during our review of operating communities for impairment in fiscal 2015, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Virginia needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before taxes in fiscal 2015 of $3.1 million.

South

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$849.6	$892.3	(5)%
Units delivered	1,093	1,175	(7)%
Average delivered price ($ in thousands)	$777.3	$759.4	2%

Net Contracts Signed:
Net contract value ($ in millions)	$916.8	$838.3	9%
Net contracted units	1,229	1,036	19%
Average contracted price ($ in thousands)	$746.0	$809.2	(8)%

Cost of revenues as a percentage of revenues	79.4%	78.2%	2%

Income before income taxes ($ in millions)	$128.6	$153.0	(16)%
The decrease in the number of homes delivered in fiscal 2016, as compared to fiscal 2015, was principally due a decrease in the number of homes in backlog as of October 31, 2015, as compared to the number of homes in backlog at October 31, 2014. The increase in the average price of the homes delivered in fiscal 2016, as compared to fiscal 2015, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products.
The increase in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was mainly due to increases in demand in the Raleigh, North Carolina and the Dallas, Texas markets, and an increase in selling communities in Florida. The decreases in the average value of each contract signed in fiscal 2016, as compared to fiscal 2015, was mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The decrease in income before income taxes in fiscal 2016, as compared to fiscal 2015, was principally due to higher cost of revenues, as a percentage of revenues, lower earnings from decreased revenues, and higher SG&A costs in fiscal 2016, as compared to fiscal 2015. The increase in the cost of revenues, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas and higher inventory impairment charges. Inventory impairment charges were $3.3 million and $0.7 million in fiscal 2016 and fiscal 2015, respectively. In fiscal 2016, we decided to sell or look for alternate uses for a partially improved land parcel in North Carolina rather than develop it as previously intended. The carrying value of this community was written down to its estimated fair values resulting in a charge to income before taxes of $2.0 million.
West

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$903.7	$665.3	36%
Units delivered	1,304	994	31%
Average delivered price ($ in thousands)	$693.0	$669.3	4%

Net Contracts Signed:
Net contract value ($ in millions)	$1,096.7	$846.2	30%
Net contracted units	1,508	1,221	24%
Average contracted price ($ in thousands)	$727.3	$693.0	5%

Cost of revenues as a percentage of revenues	78.9%	76.4%	3%

Income before income taxes ($ in millions)	$127.3	$106.4	20%
The increase in the number of homes delivered in fiscal 2016, as compared to fiscal 2015, was primarily due to a higher backlog at October 31, 2015, as compared to October 31, 2014. The increase in the average price of the homes delivered was mainly due to a shift in the number of homes delivered to more expensive products and/or locations and increases in selling prices of homes delivered in fiscal 2016, as compared to fiscal 2015.
The increase in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was principally due to increases in the number of selling communities in Colorado and the Las Vegas, Nevada market and increased demand in Colorado and Arizona.
The increase in income before income taxes in fiscal 2016, as compared to fiscal 2015, was due mainly to higher earnings from the increased revenues and a $2.9 million recovery in fiscal 2016 of previously incurred charges related to a joint venture located in Nevada partially offset by higher cost of revenues, as a percentage of revenues, and higher SG&A costs. The increase in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations.
California

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,448.5	$750.0	93%
Units delivered	1,006	669	50%
Average delivered price ($ in thousands)	$1,439.9	$1,121.1	28%

Net Contracts Signed:
Net contract value ($ in millions)	$1,418.5	$1,343.2	6%
Net contracted units	930	1,003	(7)%
Average contracted price ($ in thousands)	$1,525.3	$1,339.2	14%

Cost of revenues as a percentage of revenues	72.6%	76.4%	(5)%

Income before income taxes ($ in millions)	335.2	139.1	141%
The increase in the number of homes delivered in fiscal 2016, as compared to fiscal 2015, was principally due to an increase in the number of homes in backlog as of October 31, 2015, as compared to October 31, 2014. The increase in the average price of homes delivered in fiscal 2016, as compared to fiscal 2015, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered.
The decrease in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was due primarily to (1) a temporary lack of inventory, primarily in northern California, as we are transitioning between a number of communities that are selling out, and thus have limited inventory, and the opening of new communities and (2) reduced demand resulting from our decision to increase prices in a number of communities with large backlogs to maximize the value of our inventory. Fiscal 2016 was negatively impacted by the continued reduction in demand in our Porter Ranch master planned community in Southern California due to a natural gas leak on unaffiliated land approximately one mile away. In mid-February 2016, the State of California announced that the leak had been permanently sealed. Recent testing has verified that air quality is back to normal levels and, therefore, we are optimistic that operations will gradually return to normal at our Porter Ranch master planned community. The increase in the average sales price of net contracts signed in fiscal 2016, as compared to fiscal 2015, was principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices.
The increase in income before income taxes in fiscal 2016, as compared to fiscal 2015, was due mainly to higher earnings from increased revenues and lower cost of revenues, as a percentage of revenues. This increase was partially offset by higher SG&A costs. The decrease in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to higher-margin products and/or locations and increased selling prices of homes delivered.

City Living

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$257.5	$316.1	(19)%
Units delivered	91	219	(58)%
Average delivered price ($ in thousands)	$2,829.7	$1,443.4	96%

Net Contracts Signed:
Net contract value ($ in millions)	$342.8	$326.4	5%
Net contracted units	186	189	(2)%
Average contracted price ($ in thousands)	$1,843.0	$1,727.0	7%

Cost of revenues as a percentage of revenues	66.3%	59.4%	12%

Income before income taxes ($ in millions)	$91.1	$124.3	(27)%
The decrease in the number of homes delivered in fiscal 2016, as compared to fiscal 2015, was principally due to the delivery of homes at one community located in Philadelphia, Pennsylvania, which commenced delivering homes in the third quarter of fiscal 2015 and delivered all homes by October 31, 2015. The increase in the average price of homes delivered in fiscal 2016, as compared to fiscal 2015, was primarily due to a shift in the number of homes delivered from the Philadelphia, Pennsylvania market to the metro New York City market, where average selling prices were higher.
The increase in the average sales price of net contracts signed in fiscal 2016, as compared to fiscal 2015, was principally due to a shift in the number of net contracts signed in the Philadelphia, Pennsylvania market to the metro New York City market, where the average value of each contract is higher, and increases in selling prices.
The decrease in income before income taxes in fiscal 2016, as compared to fiscal 2015, was mainly due to higher cost of revenues, as a percentage of revenues, lower earnings from decreased revenues, and higher SG&A costs, offset, in part, by higher earnings from our Home Building Joint Ventures. The increase in cost of revenues, as a percentage of revenues, was mainly due to a shift in the number of homes delivered to buildings with lower margins in fiscal 2016, as compared to fiscal 2015. The increase in earnings from our Home Building Joint Ventures was principally due to the commencement of closing in the fourth quarter of fiscal 2016 at two buildings located in New York City.
Other

	Year ended October 31,
	2016	2015	% Change
Loss before income taxes ($ in millions)	$(140.8)	$(115.5)	22%
The increase in the loss before income taxes in fiscal 2016, as compared to fiscal 2015, was principally attributable to higher SG&A costs in the fiscal 2016 period, as compared to the fiscal 2015 period, a gain of $1.6 million recognized in the fiscal 2016 period, as compared to $8.1 million in the fiscal 2015 period, from a bulk sale of security monitoring accounts by our home security monitoring business in the fiscal 2015 period, and lower earnings from Gibraltar in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees. These increases to the loss before income taxes were partially offset by a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period.

FISCAL 2015 COMPARED TO FISCAL 2014
Traditional Home Building
North

	Year ended October 31,
	2015	2014	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$702.2	$662.7	6%
Units delivered	1,126	1,110	1%
Average delivered price ($ in thousands)	$623.6	$597.0	4%

Net Contracts Signed:
Net contract value ($ in millions)	$756.8	$664.8	14%
Net contracted units	1,138	1,040	9%
Average contracted price ($ in thousands)	$665.0	$639.2	4%

Cost of revenues as a percentage of revenues	82.9%	83.4%	(1)%

Income before income taxes ($ in millions)	$59.2	$57.0	4%
The increase in the average price of homes delivered in fiscal 2015, as compared to fiscal 2014, was primarily attributable to a shift in the number of homes delivered to more expensive areas and/or products and increases in selling prices of homes delivered in fiscal 2015, as compared to fiscal 2014.
The increase in the number of net contracts signed in fiscal 2015, as compared to fiscal 2014, was mainly due to improved market conditions in Michigan and New Jersey. The increase in the average sales price of net contracts signed was principally attributable to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2015, as compared to fiscal 2014.
The 4% increase in income in fiscal 2015, as compared to fiscal 2014, was primarily attributable to higher earnings from the increased revenues and lower cost of revenues as a percent of revenues, excluding impairment, offset, in part, by higher inventory impairment charges, higher SG&A costs, and lower earnings from land sales in fiscal 2015, as compared to fiscal 2014. We recognized inventory impairment charges of $15.0 million and $9.1 million in fiscal 2015 and 2014, respectively. The decrease in cost of revenues as a percent of revenues, excluding impairments, was mainly due to a change in product mix/areas to higher margin areas in fiscal 2015, as compared to fiscal 2014.
Mid-Atlantic

	Year ended October 31,
	2015	2014	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$845.3	$817.3	3%
Units delivered	1,342	1,292	4%
Average delivered price ($ in thousands)	$629.9	632.6	—%

Net Contracts Signed:
Net contract value ($ in millions)	$844.7	$763.9	11%
Net contracted units	1,323	1,220	8%
Average contracted price ($ in thousands)	$638.5	626.1	2%

Cost of revenues as a percentage of revenues	84.7%	83.5%	1%

Income before income taxes ($ in millions)	$69.1	$79.0	(13)%
The increase in the number of homes delivered in fiscal 2015, as compared to fiscal 2014, was mainly due to a greater number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014.

The increase in the number of net contracts signed in fiscal 2015, as compared to fiscal 2014, was primarily due to an increase in demand in Pennsylvania and Virginia, offset, in part, by a decrease in the number of net contracts signed in Maryland. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2015, as compared to fiscal 2014.
The 13% decrease in income before income taxes in fiscal 2015, as compared to fiscal 2014, was primarily due to higher impairment charges, higher SG&A costs, and a $2.8 million decrease in earnings from land sales in fiscal 2015, as compared to fiscal 2014. These decreases were partially offset by higher earnings from increased revenues and lower warranty charges, primarily for older homes built in communities located in Pennsylvania and Delaware, in fiscal 2015, as compared to fiscal 2014. Inventory impairment charges, in fiscal 2015 and 2014, were $19.5 million and $9.1 million, respectively. The earnings from land sales in fiscal 2014 mainly represented previously deferred gains on our initial sales of properties to a Rental Property Joint Venture, which sold substanitally of of its assets in fiscal 2014. In fiscal 2015 and 2014, we recognized $14.7 million and $25.0 million, respectively, in charges for the aforementioned warranty repairs. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
South

	Year ended October 31,
	2015	2014	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$892.3	$836.5	7%
Units delivered	1,175	1,204	(2)%
Average delivered price ($ in thousands)	$759.4	694.8	9%

Net Contracts Signed:
Net contract value ($ in millions)	$838.3	$886.2	(5)%
Net contracted units	1,036	1,211	(14)%
Average contracted price ($ in thousands)	$809.2	731.8	11%

Cost of revenues as a percentage of revenues	78.2%	80.4%	(3)%

Income before income taxes ($ in millions)	$153.0	$113.6	35%
The increase in the average price of the homes delivered in fiscal 2015, as compared to fiscal 2014, was mainly due to a shift in the number of homes delivered to more expensive areas and/or products. The decrease in the number of homes delivered was principally due to a lower number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014.
The decrease in the number of net contracts signed in fiscal 2015, as compared to fiscal 2014, was principally due to decreased demand. The increase in the average sales price of net contracts signed was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices, primarily in Florida and Texas, in fiscal 2015 as compared to fiscal 2014.
The 35% increase in income before income taxes in fiscal 2015, as compared to fiscal 2014, was primarily due to higher earnings from the increased revenues, lower cost of revenues as a percent of revenues, and an $8.5 million increase in earnings from our investments in unconsolidated entities, in fiscal 2015, as compared to fiscal 2014. These increases were partially offset by higher SG&A costs in fiscal 2015, as compared to fiscal 2014. The decrease in cost of revenues as a percentage of revenue was due mainly to a change in product mix/areas to higher margin areas in fiscal 2015, as compared to fiscal 2014.

West

	Year ended October 31,
	2015	2014	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$665.3	$517.9	28%
Units delivered	994	814	22%
Average delivered price ($ in thousands)	$669.3	636.2	5%

Net Contracts Signed:
Net contract value ($ in millions)	$846.2	$618.2	37%
Net contracted units	1,221	951	28%
Average contracted price ($ in thousands)	$693.0	650.1	7%

Cost of revenues as a percentage of revenues	76.4%	76.5%	—%

Income before income taxes ($ in millions)	$106.4	$78.8	35%
The increase in the number of homes delivered in fiscal 2015, as compared to fiscal 2014, was primarily due to a higher backlog at October 31, 2014, as compared to October 31, 2013, and to a greater number of homes being sold and delivered in fiscal 2015, as compared to fiscal 2014. The increase in the average price of the homes delivered was mainly due to a shift in the number of homes delivered to more expensive products and/or locations and increases in selling prices of homes delivered in fiscal 2015, as compared to fiscal 2014.
The increase in the number of net contracts signed in fiscal 2015, as compared to fiscal 2014, was mainly due to an increase in selling communities in Arizona, Nevada, and Washington. The increase in the average sales price of net contracts signed was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and increases in base selling prices in fiscal 2015, as compared to fiscal 2014.
The 35% increase in income before income taxes in fiscal 2015, as compared to fiscal 2014, was principally due to higher earnings from increased revenues in fiscal 2015, as compared to fiscal 2014, offset, in part, by higher SG&A costs in fiscal 2015, as compared to fiscal 2014.
California

	Year ended October 31,
	2015	2014	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$750.0	$795.8	(6)%
Units delivered	669	713	(6)%
Average delivered price ($ in thousands)	$1,121.1	1,116.1	—%

Net Contracts Signed:
Net contract value ($ in millions)	$1,343.2	$694.2	93%
Net contracted units	1,003	639	57%
Average contracted price ($ in thousands)	$1,339.2	1,086.4	23%

Cost of revenues as a percentage of revenues	76.4%	73.2%	4%

Income before income taxes ($ in millions)	139.1	157.5	(12)%
The decrease in the number of homes delivered in fiscal 2015, as compared to fiscal 2014, was mainly due to a decrease in the number of communities in California where we were delivering homes.
The increase in the number of net contracts signed in fiscal 2015, as compared to fiscal 2014, was mainly due to increased demand, an increase in the number of selling communities, and fiscal 2015 having 12 months of sales activity at communities we acquired through the Acquisition, as compared to nine months in fiscal 2014. The increase in the average sales price of net contracts signed in fiscal 2015, as compared to fiscal 2014, was principally due to a shift in the number of contracts signed to more expensive areas and/or products and increases in selling prices.
The 12% decrease in income before income taxes in fiscal 2015, as compared to fiscal 2014, was mainly due to lower earnings from decreased revenues and a $10.3 million decrease in earnings from land sales in fiscal 2015, as compared to fiscal 2014, offset, in part, by a $4.8 million increase in earnings from our investments in unconsolidated entities and the lower impact of the application of purchase accounting from the homes delivered from the Acquisition in fiscal 2015, as compared to fiscal 2014.
City Living

	Year ended October 31,
	2015	2014	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$316.1	$281.4	12%
Units delivered	219	264	(17)%
Average delivered price ($ in thousands)	$1,443.4	1,065.9	35%

Net Contracts Signed:
Net contract value ($ in millions)	$326.4	$269.2	21%
Net contracted units	189	210	(10)%
Average contracted price ($ in thousands)	$1,727.0	1,281.9	35%

Cost of revenues as a percentage of revenues	59.4%	58.5%	2%

Income before income taxes ($ in millions)	$124.3	$104.6	19%
The increase in the average price of homes delivered in fiscal 2015, as compared to fiscal 2014, was principally due to closings in fiscal 2015 at high-rise buildings located in New York City, where average prices were higher than in other City Living locations. The decrease in the number of homes delivered in fiscal 2015, as compared to fiscal 2014, was mainly due to a lower backlog at October 31, 2014, as compared to October 31, 2013.
The increase in the average value of net contracts signed in fiscal 2015, as compared to fiscal 2014, was principally due to a shift in the number of net contracts signed from the Philadelphia, Pennsylvania market to the metro New York City market, where the average value of each contract signed is higher. The decrease in the number of net contracts signed was mainly due to slower demand in the first three months of fiscal 2015 and to a decline in the number of net contracts signed in Philadelphia, Pennsylvania, due to lower product availability.
The 19% increase in income in fiscal 2015, as compared to fiscal 2014, was primarily attributable to higher earnings from increased revenues in fiscal 2015, as compared to fiscal 2014, $3.6 million of earnings from the sale of commercial space at one of our high-rise buildings in New York City in fiscal 2015, and a charge of $2.6 million to our earnings due to a settled litigation at one of our unconsolidated entities in fiscal 2014, partially offset by higher SG&A costs in fiscal 2015, as compared to 2014.
Other

	Year ended October 31,
	2015	2014	% Change
Loss before income taxes ($ in millions)	$(115.5)	$(85.9)	34%
The increase in the loss before income taxes in fiscal 2015, as compared to fiscal 2014, was principally due to a decrease in income from unconsolidated entities from $42.0 million in fiscal 2014 to $5.7 million in fiscal 2015, decreased income from our Gibraltar operations, and higher SG&A costs in fiscal 2015, as compared to fiscal 2014, offset, in part, by an increase of $12.9 million in income from ancillary businesses in fiscal 2015, as compared to fiscal 2014. The decrease in income from unconsolidated entities was due primarily to our recognition of a $23.5 million gain representing our share of the gain on the sale by a Rental Property Joint venture, which sold substantially all of its assets in December 2013 and a $12.0 million distribution from the Trust in April 2014 due to the refinancing of one of the Trust’s apartment properties. The increase in income from ancillary businesses was mainly due to the recognition of an $8.1 million gain from a bulk sale of security monitoring accounts by our home security monitoring business in fiscal 2015.

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
The following table shows our debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2016 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2017	$427,179	8.58%	$210,150	2.53%
2018 (b)	305,393	0.68%	150	0.88%
2019	372,972	3.98%	150	0.88%
2020	253,764	6.72%	150	0.88%
2021	1,833	5.96%	750,150	1.96%
Thereafter	1,455,084	5.17%	13,210	0.79%
Discount and issuance costs	(13,004)		(1,730)
Total	$2,803,221	5.19%	$972,230	2.07%
Fair value at October 31, 2016	$2,949,840		$973,960

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2016, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.7 million per year.

(b)
The fixed-rate debt amount for fiscal 2018 includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes. The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this
Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	75	Executive Chairman of the Board and Director
Douglas C. Yearley, Jr.	56	Chief Executive Officer and Director
Richard T. Hartman	59	President and Chief Operating Officer
Martin P. Connor	52	Senior Vice President and Chief Financial Officer
Robert I. Toll, with his brother Bruce E. Toll, founded our predecessors’ operations in 1967. Robert I. Toll served as Chairman of the Board and Chief Executive Officer from our inception until June 2010, when he assumed the position of Executive Chairman of the Board.
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

The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Transactions” sections of our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2017 Proxy Statement and is incorporated herein by reference.

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

3.4
Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant, dated as of March 8, 2016, is hereby incorporated by reference to Annex B to the Registrant’s definitive proxy statement on Schedule 14A its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 2, 2016.

3.5
Bylaws of the Registrant, as Amended and Restated June 11, 2008, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

3.6
Amendment to the By-laws of the Registrant, dated as of September 24, 2009, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2009.

3.7
Amendment to the By-laws of the Registrant, dated as of June 15, 2011, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2011.

Exhibit Number	Description

3.8
Amendment to the By-laws of the Registrant, dated as of January 20, 2016, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.

3.9
Amendment to the By-laws of the Registrant, dated as of September 20, 2016, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016.

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

Exhibit Number	Description
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

4.16
Tenth Supplemental Indenture dated as of October 30, 2015, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.16 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.17
Eleventh Supplemental Indenture dated as of January 29, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.18
Twelfth Supplemental Indenture dated as of April 29, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.19
Thirteenth Supplemental Indenture dated as of October 31, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.20
Fourteenth Supplemental Indenture dated as of October 31, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.21
Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.22
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

4.23
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.24
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

4.25
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

4.26
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

Exhibit Number	Description
4.27
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

4.28
Form of Global Note for Toll Brothers Finance Corp.’s 4.000% Senior Notes due 2018 is hereby incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.29
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

4.30
Form of Global Note for Toll Brothers Finance Corp.’s 5.625% Senior Notes due 2024 is hereby incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.31
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.32
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.33
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.34
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.35
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.36
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.37
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.38
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.34 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.39
Ninth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

Exhibit Number	Description
4.40
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.41
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.42
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.43
Indenture, dated as of September 11, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

4.44
First Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.5 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.45
Second Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.46
Third Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.47
Fourth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.60 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.48
Fifth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.49
Sixth Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.50
Seventh Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.51
Eighth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.52
Ninth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.53
Tenth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

Exhibit Number	Description

4.54
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.55
Rights Agreement dated as of June 13, 2007, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007.

10.1
Credit Agreement, dated May 19, 2016, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

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

10.5*
Toll Brothers, Inc. Employee Stock Purchase Plan (amended and restated effective January 1, 2008) is hereby incorporated by reference to Exhibit 4.31 of the Registrant’s Form 10-K for the year ended October 31, 2007.

10.6*
Toll Brothers, Inc. Stock Incentive Plan (1998) is hereby incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 25, 1998, File No. 333-57645.

10.7*
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

10.9*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.

10.10*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.11*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.12*
Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.13*
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

10.15*
Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2014 Annual Meeting of Stockholders filed with the SEC on February 3, 2014.

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

10.18*	Form of Non-Qualified Stock Option Grant.**

10.19*	Form of Restricted Stock Unit Agreement (Performance Based).**

10.20*	Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based). **

10.21*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.22*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.23*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.24*
Form of Restricted Stock Unit Award Agreement pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.25*
Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 2, 2016.

10.26*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors).**

10.27*	Form of Restricted Stock Unit Agreement (Non-Executive Directors).**

10.28*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 30, 2015.

10.29*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of
March 12, 2014, is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 2014

10.30*
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
10.32*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.33*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.34*
Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.35*
Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.36*
Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of
December 31, 2014, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

10.37*
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
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves; they should not be relied on for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania, on December 23, 2016.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 23, 2016
Robert I. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 23, 2016
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Richard T. Hartman	Chief Operating Officer and	December 23, 2016
Richard T. Hartman	President

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 23, 2016
Martin P. Connor	(Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 23, 2016
Joseph R. Sicree	Officer (Principal Accounting Officer)

/s/ Edward G. Boehne	Director	December 23, 2016
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 23, 2016
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 23, 2016
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 23, 2016
Carl B. Marbach

/s/ John A. McLean	Director	December 23, 2016
John A. McLean

/s/ Stephen A. Novick	Director	December 23, 2016
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 23, 2016
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2016 and our report dated December 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 23, 2016

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2016	2015
ASSETS
Cash and cash equivalents	$633,715	$918,993
Marketable securities		10,001
Restricted cash and investments	31,291	16,795
Inventory	7,353,967	6,997,516
Property, construction, and office equipment, net	169,576	136,755
Receivables, prepaid expenses, and other assets	582,758	335,860
Mortgage loans held for sale	248,601	123,175
Customer deposits held in escrow	53,057	56,105
Investments in unconsolidated entities	496,411	412,860
Deferred tax assets, net of valuation allowances	167,413	198,455
	$9,736,789	$9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable	$871,079	$1,000,439
Senior notes	2,694,372	2,689,801
Mortgage company loan facility	210,000	100,000
Customer deposits	309,099	284,309
Accounts payable	281,955	236,953
Accrued expenses	1,072,300	608,066
Income taxes payable	62,782	58,868
Total liabilities	5,501,587	4,978,436
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 and 177,931 shares issued at October 31, 2016 and 2015, respectively	1,779	1,779
Additional paid-in capital	728,464	728,125
Retained earnings	3,977,297	3,595,202
Treasury stock, at cost — 16,154 and 3,084 shares at October 31, 2016 and 2015, respectively	(474,912)	(100,040)
Accumulated other comprehensive loss	(3,336)	(2,509)
Total stockholders’ equity	4,229,292	4,222,557
Noncontrolling interest	5,910	5,522
Total equity	4,235,202	4,228,079
	$9,736,789	$9,206,515
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2016	2015	2014
Revenues	$5,169,508	$4,171,248	$3,911,602
Cost of revenues	4,144,065	3,269,270	3,081,837
Selling, general and administrative	535,382	455,108	432,516
	4,679,447	3,724,378	3,514,353
Income from operations	490,061	446,870	397,249
Other:
Income from unconsolidated entities	40,748	21,119	41,141
Other income – net	58,218	67,573	66,192
Income before income taxes	589,027	535,562	504,582
Income tax provision	206,932	172,395	164,550
Net income	$382,095	$363,167	$340,032

Other comprehensive (loss) income, net of tax:
Change in pension liability	(858)	311	(677)
Change in fair value of available-for-sale securities		2	3
Change in unrealized income (loss) on derivative held by equity investee	31	16	223
Other comprehensive (loss) income	(827)	329	(451)
Total comprehensive income	$381,268	$363,496	$339,581

Income per share:
Basic	$2.27	$2.06	$1.91
Diluted	$2.18	$1.97	$1.84
Weighted-average number of shares:
Basic	168,261	176,425	177,578
Diluted	175,973	184,703	185,875
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$
Balance, November 1, 2013	169,353	1,694	441,677	2,892,003	—	(2,387)	6,177	3,339,164
Net income				340,032				340,032
Issuance of common stock	7,188	72	220,366					220,438
Purchase of treasury stock					(90,754)			(90,754)
Exercise of stock options and stock based compensation issuances	1,389	13	28,197		1,543			29,753
Employee stock purchase plan issuances			266		449			715
Stock-based compensation			21,656					21,656
Other comprehensive loss						(451)		(451)
Loss attributable to non-controlling interest							(28)	(28)
Capital contribution							172	172
Balance, October 31, 2014	177,930	1,779	712,162	3,232,035	(88,762)	(2,838)	6,321	3,860,697
Net income				363,167				363,167
Purchase of treasury stock					(56,888)			(56,888)
Exercise of stock options and stock based compensation issuances	1		(6,956)		44,782			37,826
Employee stock purchase plan issuances			16		828			844
Stock-based compensation			22,903					22,903
Other comprehensive income						329		329
Loss attributable to non-controlling interest							(14)	(14)
Distribution							(785)	(785)
Balance, October 31, 2015	177,931	1,779	728,125	3,595,202	(100,040)	(2,509)	5,522	4,228,079
Net income				382,095				382,095
Purchase of treasury stock					(392,772)			(392,772)
Exercise of stock options and stock based compensation issuances	6		(26,294)		16,770			(9,524)
Employee stock purchase plan issuances			(46)		1,130			1,084
Stock-based compensation			26,679					26,679
Other comprehensive loss						(827)		(827)
Loss attributable to non-controlling interest							(16)	(16)
Capital contribution							404	404
Balance, October 31, 2016	177,937	1,779	728,464	3,977,297	(474,912)	(3,336)	5,910	4,235,202
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2016	2015	2014
Cash flow provided by operating activities:
Net income	$382,095	$363,167	$340,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,121	23,557	22,999
Stock-based compensation	26,679	22,903	21,656
Excess tax benefits from stock-based compensation	(2,114)	(1,628)	(7,593)
Income from unconsolidated entities	(40,748)	(21,119)	(41,141)
Distributions of earnings from unconsolidated entities	15,287	19,459	43,973
Income from foreclosed real estate and distressed loans	(8,390)	(13,269)	(15,833)
Deferred tax provision	19,252	62,084	47,431
Change in deferred tax valuation allowances	1,018	(12,642)	(11,929)
Inventory impairments and write-offs	13,807	35,709	20,678
Other	(1,739)	(316)	(22)
Changes in operating assets and liabilities
Increase in inventory	(391,178)	(351,983)	(271,982)
Origination of mortgage loans	(1,275,047)	(1,029,112)	(818,515)
Sale of mortgage loans	1,150,156	1,007,671	829,948
(Increase) decrease in restricted cash and investments	(14,496)	1,547	13,694
Increase in receivables, prepaid expenses, and other assets	(307,351)	(55,553)	(5,214)
Increase in customer deposits	27,838	46,478	10,516
Increase in accounts payable and accrued expenses	524,553	28,729	82,101
Increase (decrease) in income taxes payable	6,028	(65,500)	52,401
Net cash provided by operating activities	148,771	60,182	313,200
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(28,426)	(9,447)	(15,074)
Sale and redemption of marketable securities	10,000	2,000	40,242
Investments in unconsolidated entities	(69,655)	(123,940)	(113,029)
Return of investments in unconsolidated entities	47,806	39,766	73,845
Investment in foreclosed real estate and distressed loans	(1,133)	(2,624)	(2,089)
Return of investments in foreclosed real estate and distressed loans	49,619	37,625	53,130
Net increase in cash from purchase of joint venture interest		3,848
Acquisition of a business, net of cash acquired			(1,489,116)
Net cash provided by (used in) investing activities	8,211	(52,772)	(1,452,091)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		350,000	600,000
Debt issuance costs for senior notes	(35)	(3,175)	(4,739)
Proceeds from loans payable	2,443,496	1,954,432	2,229,371
Debt issuance costs for loans payable	(4,868)		(3,063)
Principal payments of loans payable	(2,497,585)	(1,659,458)	(1,767,115)
Redemption of senior notes		(300,000)	(267,960)
Net proceeds from issuance of common stock			220,365
Proceeds from stock-based benefit plans	6,986	39,514	28,364
Excess tax benefits from stock-based compensation	2,114	1,628	7,593
Purchase of treasury stock	(392,772)	(56,888)	(90,754)
Receipts (payments) related to noncontrolling interest, net	404	(785)	172
Net cash (used in) provided by financing activities	(442,260)	325,268	952,234
Net (decrease) increase in cash and cash equivalents	(285,278)	332,678	(186,657)
Cash and cash equivalents, beginning of period	918,993	586,315	772,972
Cash and cash equivalents, end of period	$633,715	$918,993	$586,315
See accompanying notes.

Notes to Consolidated Financial Statements
1. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company,” “we,” “us,” or “our”), a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity.
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
Restricted Cash and Investments
Restricted cash and investments primarily represents cash deposits collateralizing certain deductibles under insurance policies, outstanding letters of credit under our bank revolving credit facility, and cash deposited into a voluntary employee benefit association to fund certain employee benefits.
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
The estimates used in the determination of the estimated cash flows and fair value of both current and future communities are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated fair value deteriorate in the future, we may be required to recognize additional impairment charges and write-offs related to current and future communities and such amounts could be material.
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

Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $114.5 million and $138.7 million at October 31, 2016 and 2015, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2016, 2015, and 2014, we recognized $15.5 million, $15.7 million, and $13.4 million of depreciation expense, respectively.
Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Expected recoveries from insurance carriers and suppliers	$165,696	$8,314
Improvement cost receivable	85,627	78,565
Escrow cash held by our captive title company	138,633	24,609
Property held for rental development	81,693	78,888
Investment in foreclosed real estate owned	11,552	50,233
Prepaid expenses	25,659	28,044
Other	73,898	67,207
	$582,758	$335,860
See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and suppliers. At October 31, 2016, escrow cash held by our captive title company includes $106.1 million in connection with the formation of a joint venture in December 2016. See Note 4, “Investments in Unconsolidated Entities – Home Building Joint Ventures,” for additional information.
Mortgage Loans Held for Sale
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). We believe the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date, and such pricing is applied to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income, and origination costs and fees are recognized in “Other income - net” in the Consolidated Statements of Operations and Comprehensive Income.
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
Our unconsolidated entities that develop land or develop for-sale homes and condominiums evaluate their inventory in a similar manner as we do. See “Inventory” above for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.

We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures at the time of purchase; instead, our cost basis in those home sites is reduced by our share of the earnings realized by the joint venture from sales of those home sites to us.
We are also a party to several other joint ventures. We recognize our proportionate share of the earnings and losses of our unconsolidated entities.
Investments in Foreclosed Real Estate
Foreclosed real estate owned (“REO”) assets, either directly owned or owned through a participation arrangement, acquired through subsequent foreclosure or deed in lieu actions on non-performing loans, are initially recorded at fair value based upon third-party appraisals, broker opinions of value, or internal valuation methodologies (which may include discounted cash flows, capitalization rate analysis, or comparable transactional analysis). Unobservable inputs used in estimating the fair value of REO assets are based upon the best information available under the circumstances and take into consideration the financial condition and operating results of the asset, local market conditions, the availability of capital, interest and inflation rates, and other factors deemed appropriate by management. REO assets acquired are reviewed to determine if they should be classified as “held and used” or “held for sale.” REO classified as “held and used” is stated at carrying cost unless an impairment exists, in which case it is written down to fair value in accordance with ASC 360. REO classified as “held for sale” is carried at the lower of carrying amount or fair value less cost to sell. An impairment charge is recognized for any decreases in estimated fair value subsequent to the acquisition date. For both classifications, carrying costs incurred after the acquisition, including property taxes and insurance, are expensed.
As of October 31, 2016 and 2015, our investment in REO was $11.6 million and $50.2 million, respectively, which is included in “Receivables, prepaid expenses, and other assets” in our Consolidated Balance Sheets. In prior periods, we presented our investments in REO in a separate line item in our Consolidated Balance Sheets. Our Consolidated Balance Sheet at October 31, 2015 has been reclassified to conform to the fiscal 2016 presentation.
As of October 31, 2016, approximately $1.5 million and $10.1 million of REO were classified as held-for-sale and held-and-used, respectively. As of October 31, 2015, approximately $1.7 million and $48.5 million of REO were classified as held-for-sale and held-and-used, respectively. For the years ended October 31, 2016, 2015, and 2014, we recorded impairments on REO of $1.2 million, $0.8 million, and $1.4 million, respectively.
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
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $23.1 million, $18.2 million, and $15.6 million for the years ended October 31, 2016, 2015, and 2014, respectively.
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past several years, we have had a significant number of warranty claims related primarily to older homes built in Pennsylvania and Delaware. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Nevada, Washington, and certain areas of Texas, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
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
We engage a third-party actuary that uses our historical claim and expense data, input from our internal legal and risk management groups, as well as industry data, to estimate our liabilities related to unpaid claims, IBNR associated with the risks that we are assuming for our self-insured liability, and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of the claim. Though state regulations vary, construction defect claims may be reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to

IBNR. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
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
Legal Expenses
Transactional legal expenses for land acquisition and entitlement, and financing are capitalized and expensed over their appropriate life. We expense legal fees related to litigation, warranty and insurance claims when incurred.
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
North:        Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:        Florida, North Carolina, and Texas
West:        Arizona, Colorado, Nevada, and Washington
California:    California
Related Party Transactions
See Note 4, “Investments in Unconsolidated Entities - Rental Property Joint Ventures” for information regarding Toll Brothers Realty Trust.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2016 presentation.
Recent Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors” (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. We adopted ASU 2014-04 on November 1, 2015, and the adoption did not have a material effect on our consolidated financial statements or disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for our fiscal year beginning November 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 to have a material effect on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified and will make eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 is effective for our fiscal year beginning November 1, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-15 to have a material effect on our consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 is effective for our fiscal year beginning November 1, 2020, with early adoption permitted as of November 1, 2019. We do not expect the adoption of ASU 2016-13 to have a material effect on our consolidated financial statements and disclosures.
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
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance for a customer to determine whether a cloud computing arrangement contains a software license or should be accounted for as a service contract. ASU 2015-05 is effective for our fiscal year beginning November 1, 2016, and, at that time, we will adopt the new standard on a prospective basis. We do not expect the adoption of ASU 2015-05 to have a material effect on our consolidated financial statements or disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In

August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for our fiscal year beginning November 1, 2018, and, at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.
2. Acquisitions
Shapell Industries, Inc.
On February 4, 2014, we completed our acquisition of Shapell Industries, Inc. (“Shapell”) pursuant to a purchase and sale agreement dated November 6, 2013, with Shapell Investment Properties, Inc. (“SIPI”). We acquired all of the equity interests in Shapell from SIPI for $1.49 billion, net of cash acquired (the “Acquisition”). We acquired the single-family residential real property development business of Shapell, including a portfolio of approximately 4,950 home sites in California, some of which we have sold to other builders. The Acquisition provided us with a premier California land portfolio, including 11 active selling communities as of the acquisition date, in affluent, high-growth markets: the San Francisco Bay area, metro Los Angeles, Orange County, and the Carlsbad market. As part of the Acquisition, we assumed contracts to deliver 126 homes with an aggregate value of approximately $105.3 million.
Coleman Real Estate Holdings, LLC
In October 2016, we entered into an agreement to acquire substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”). In November 2016, we completed the acquisition of Coleman for approximately $85.2 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. As a result of this acquisition, our selling community count increased by 15 communities at the acquisition date.
3. Inventory
Inventory at October 31, 2016 and 2015 consisted of the following (amounts in thousands):

	2016	2015
Land controlled for future communities	$71,729	$75,214
Land owned for future communities	1,884,146	2,033,447
Operating communities	5,398,092	4,888,855
	$7,353,967	$6,997,516
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

Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2016, 2015, and 2014, is provided in the table below ($ amounts in thousands):

	2016	2015	2014
Land owned for future communities:
Number of communities	18	15	16
Carrying value (in thousands)	$123,936	$119,138	$122,015
Operating communities:
Number of communities	3	11	9
Carrying value (in thousands)	$8,523	$63,668	$42,092
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2016, 2015, and 2014, as shown in the table below (amounts in thousands):

Charge:	2016	2015	2014
Land controlled for future communities	$3,142	$809	$3,123
Land owned for future communities	2,300	12,600
Operating communities	8,365	22,300	17,555
	$13,807	$35,709	$20,678
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
At October 31, 2016, we evaluated our land purchase contracts to determine if any of the selling entities were VIEs, and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers; and the creditors of the sellers generally have no recourse against us. At October 31, 2016, we determined that 78 land purchase contracts, with an aggregate purchase price of $987.3 million, on which we had made aggregate deposits totaling $44.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2015, we determined that 61 land purchase contracts, with an aggregate purchase price of $663.6 million, on which we had made aggregate deposits totaling $45.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2016, 2015, and 2014, was as follows (amounts in thousands):

	2016	2015	2014
Interest capitalized, beginning of year	$373,128	$356,180	$343,077
Interest incurred	164,001	155,170	163,815
Interest expensed to cost of revenues	(160,337)	(142,947)	(137,457)
Write-off against other income	(1,143)	(3,843)	(5,394)
Interest reclassified to property, construction, and office equipment	(1,111)
Interest capitalized on investments in unconsolidated entities	(5,818)	(7,467)	(9,672)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	699	16,035	1,811
Interest capitalized, end of year	$369,419	$373,128	$356,180
During fiscal 2016, we reclassified $17.1 million of inventory related to two golf course facilities and a parking garage to property, construction, and office equipment and such amount was net of $2.1 million transferred to accrued liabilities related to golf deferred membership fees. The amounts were reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
During fiscal 2015, we transferred $132.3 million from investment in unconsolidated entities to inventory. The transfer related to the transfer of title of condominium units built by a Home Building Joint Venture to us.

4. Investments in Unconsolidated Entities
We have investments in various unconsolidated joint venture entities. These joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2016, 2015 and 2014, we recognized income from the unconsolidated entities in which we had an investment of $40.7 million, $21.1 million, and $41.1 million, respectively.
The table below provides information as of October 31, 2016, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	3	12	4	26
Investment in unconsolidated entities	$223,483	$98,754	$153,640	$20,534	$496,411
Number of unconsolidated entities with funding commitments by the Company	5	2	4	1	12
Company’s remaining funding commitment to unconsolidated entities	$244,287	$9,902	$9,623	$10,000	$273,812
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2016, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	2	10	16
Aggregate loan commitments	$470,000	$135,253	$854,266	$1,459,519
Amounts borrowed under commitments	$393,741	$106,857	$659,191	$1,159,789
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the year ended October 31, 2016, our Land Development Joint Ventures sold approximately 776 lots and recognized revenues of $142.0 million. We acquired 207 of these lots for $64.2 million. Our share of the joint venture income from the lots we acquired of $9.3 million was deferred. During the year ended October 31, 2015, our Land Development Joint Ventures sold approximately 1,015 lots and recognized revenues of $128.9 million. We acquired 376 of these lots for $56.2 million. Our share of the income from the lots we acquired of $9.8 million was deferred.
Subsequent event
We have an investment in a joint venture in which we have a 50% interest to develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At October 31, 2016, we had an investment of $85.3 million in this joint venture and were committed to make additional contributions to this joint venture of up to $213.0 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller at the formation of the joint venture. Subsequent to October 31, 2016, the joint venture entered into a $200.0 million building loan agreement and each member made a capital contribution of $80.0 million. A portion of the proceeds from the building loan in addition to the capital contributions made subsequent to October 31, 2016, were used to repay the purchase money mortgage. We and an affiliate of our partner provided certain guarantees under the building loan agreement. Each partner has an obligation to fund 50% of the payments made as a result of performing under these guarantees. We estimate that the maximum exposure under these guarantees would be $200.0 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.

Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. During the year ended October 31, 2016, our Home Building Joint Ventures delivered 115 homes with a value of $164.9 million. During the year ended October 31, 2015, our Home Building Joint Ventures delivered 96 homes with a value of $78.1 million.
In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we realized on the sale in fiscal 2015 was deferred and will be recognized in our results of operations as units are sold and delivered to the ultimate home buyer. In fiscal 2016, the joint venture commenced settlement of units and, accordingly, we recognized $1.5 million of previously deferred gains. At October 31, 2016, we had an investment of $19.8 million in this joint venture. In fiscal 2015, the joint venture entered into a construction loan agreement of $124.0 million to fund the land purchase and a portion of the cost of the development of the property. At October 31, 2016, the joint venture had $83.0 million borrowed under the construction loan.
Subsequent event
In December 2016, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City. Before the formation of this joint venture, we acquired the property and incurred approximately $176.0 million of land and land development costs. The joint venture, in which we have a 20% interest, purchased the property from us at our cost, of which $59.8 million was financed by a $236.5 million construction loan obtained by the joint venture. From the sale, we received proceeds of $148.0 million, of which $106.1 million was held in escrow by our captive title company at October 31, 2016 and included in “Receivables, prepaid expenses, and other assets” on our Consolidated Balance Sheet at October 31, 2016. We have an initial investment in the joint venture of $27.8 million. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. We estimate that the maximum exposure under these guarantees, if the full amount of the loan commitment was borrowed, would be $236.5 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
Rental Property Joint Ventures
As of October 31, 2016, our Rental Property Joint Ventures owned 11 for-rent apartment projects, which are located in the metro Boston to metro Washington, D.C. corridor. At October 31, 2016, our joint ventures had approximately 2,950 units that were occupied or ready for occupancy, 600 units in the lease-up stage, 900 units under active development, and 400 units in the planning stage. In addition, we either own, have under contract, or under a letter of intent approximately 4,750 units, which are in the planning stage. We intend to develop these units with joint venture partners in the future.
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building near Union Station in Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. As a result of the sale of 50% of our interests to our partner, we recognized a gain of $3.0 million, which is recorded in “Other income-net” on our Condensed Consolidated Statement of Operations and Comprehensive Income in fiscal 2016. Due to our continued involvement in the joint venture through our ownership interest, we deferred $3.0 million of the gain realized on the sale. At October 31, 2016, we had an investment of $24.5 million in this joint venture and expect to make additional investments of approximately $4.8 million for the development of this project. Subsequent to October 31, 2016, the joint venture entered into a $130.6 million construction loan agreement. Each partner has an obligation to fund 50% of the payments made as a result of performing under these guarantees. We estimate that the maximum exposure under these guarantees, if the the full amount of the loan commitment was borrowed, would be $130.6 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
In the fourth quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 390-unit luxury for-rent residential apartment building in a Boston, Massachusetts suburb, on land that we were under contract to purchase. We have a 25% interest in this joint venture. In the fourth quarter of fiscal 2016, the joint venture entered into a $91.0 million construction loan agreement with a bank to finance the development of this project. At October 31, 2016, there were no outstanding borrowings under the construction loan agreement. At October 31, 2016, we had an investment of $7.9 million in this joint venture and expect to make additional investments of approximately $3.0 million for the development of this project.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of October 31, 2016, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.6 million, $2.2 million, and $2.3 million in fiscal 2016, 2015 and 2014, respectively. In fiscal 2015, we received distributions of $6.1 million from the Trust, of which $3.5 million was recognized as income and is included in “Income from unconsolidated entities” in our fiscal 2015 Consolidated Statement of Operations and Comprehensive Income. In fiscal 2014, the Trust refinanced the mortgage on one of its properties and distributed $36.0 million of the net proceeds from the refinancing to its partners. We received $12.0 million as our share of the proceeds and recognized this distribution as income which is included in “Income from unconsolidated entities” in our fiscal 2014 Consolidated Statement of Operations and Comprehensive Income.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into two ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2016, we had an investment of $8.8 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned and distressed loans for $24.1 million. We have a 24% interest in this venture. In fiscal 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At October 31, 2016, we had a $5.7 million investment in this venture and are committed to invest an additional $10.0 million, if necessary.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our partners have guaranteed debt of certain unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest. real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non- compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of October 31, 2016, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2016, the unconsolidated entities that have guarantees related to debt had loan commitments aggregating $875.7 million and had borrowed an aggregate of $576.0 million. The term of these guarantees generally ranges from one month to 48 months. We estimate that the maximum potential exposure under these guarantees, if the full amount of the loan commitments were borrowed, would be $875.7 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of this maximum potential exposure, $87.0 million is related to repayment and carry cost guarantees. Based on the amounts borrowed at October 31, 2016, our maximum potential exposure under all guarantees is estimated to be approximately $576.0 million, without taking into account any recoveries from the underlying collateral or any reimbursement from our partners. Of the estimated $576.0 million, $61.5 million is related to repayment and carry cost guarantees.
In addition, we have guaranteed approximately $4.3 million of ground lease payments and insurance deductibles for three joint ventures.
As of October 31, 2016, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.8 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At October 31, 2016 and 2015, we determined that three and one, respectively, of our joint ventures were VIEs under the guidance within ASC 810. However, we have concluded that we were not the primary beneficiary of the VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and the VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At October 31, 2016 and 2015, our investments in our unconsolidated joint ventures deemed to be VIEs, which are included in “Investments in unconsolidated entities” in our Consolidated Balance Sheets, totaled $16.4 million and $6.7 million, respectively. At October 31, 2016, the maximum exposure of loss to our investments in unconsolidated joint ventures that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $1.4 million of additional commitments to the VIEs. At October 31, 2015, the maximum exposure to loss of our investment in the unconsolidated joint venture that was a VIE was limited to our investment in the unconsolidated VIE, except with regard to $89.8 million of loan guarantees and $0.4 million of additional commitments to fund the VIE. Of our potential exposure for these loan guarantees at October 31, 2016 and 2015, $14.3 million is related to repayment and carry cost guarantees.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).
Condensed Balance Sheets:

	October 31, 2016
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$38,466	$12,820	$29,103	$50,405	$130,794
Inventory	719,732	345,588		9,568	1,074,888
Non-performing loan portfolio				4,298	4,298
Rental properties			621,615		621,615
Rental properties under development			302,632		302,632
Real estate owned				87,226	87,226
Other assets	76,518	82,794	14,574	1,919	175,805
Total assets	$834,716	$441,202	$967,924	$153,416	$2,397,258
Debt	$394,813	$110,879	$659,191		$1,164,883
Other liabilities	38,769	75,419	35,303	3,390	152,881
Members’ equity	401,134	254,904	273,430	50,886	980,354
Noncontrolling interest				99,140	99,140
Total liabilities and equity	$834,716	$441,202	$967,924	$153,416	$2,397,258
Company’s net investment in unconsolidated entities (2)	$223,483	$98,754	$153,640	$20,534	$496,411

	October 31, 2015
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$29,281	$11,203	$44,310	$10,469	$95,263
Inventory	701,527	322,630			1,024,157
Non-performing loan portfolio				27,572	27,572
Rental properties			278,897		278,897
Rental properties under development			390,399		390,399
Real estate owned				117,758	117,758
Other assets (1)	70,799	61,144	12,199	80,475	224,617
Total assets	$801,607	$394,977	$725,805	$236,274	$2,158,663
Debt (1)	$417,025	$117,251	$514,895	$77,950	$1,127,121
Other liabilities	29,772	70,078	30,329	136	130,315
Members’ equity	354,810	207,648	180,581	63,288	806,327
Noncontrolling interest				94,900	94,900
Total liabilities and equity	$801,607	$394,977	$725,805	$236,274	$2,158,663
Company’s net investment in unconsolidated entities (2)	$214,060	$76,120	$110,454	$12,226	$412,860

(1)
Included in other assets of the Gibraltar Joint Ventures at October 31, 2015 was $78.0 million of restricted cash held in a defeasance account that was used to repay debt of one of the Gibraltar Joint Ventures in December 2015.

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

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2016
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$142,015	$168,164	$58,707	$5,929	$374,815
Cost of revenues	63,429	118,621	29,791	24,684	236,525
Other expenses	3,904	8,124	30,779	2,043	44,850
Total expenses	67,333	126,745	60,570	26,727	281,375
Gain on disposition of loans and REO				49,579	49,579
Income (loss) from operations	74,682	41,419	(1,863)	28,781	143,019
Other income (expense)	3,464	(486)	1,144	1,172	5,294
Net income (loss)	78,146	40,933	(719)	29,953	148,313
Less: income attributable to noncontrolling interest				(18,218)	(18,218)
Net income (loss) attributable to controlling interest	78,146	40,933	(719)	11,735	130,095
Other comprehensive income			100		100
Total comprehensive income (loss)	$78,146	$40,933	$(619)	$11,735	$130,195
Company’s equity in earnings of unconsolidated entities (3)	$15,772	$16,945	$5,721	$2,310	$40,748

	For the year ended October 31, 2015
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$128,889	$78,072	$35,732	$6,102	$248,795
Cost of revenues	58,435	69,142	15,539	16,739	159,855
Other expenses	1,999	6,135	24,174	1,312	33,620
Total expenses	60,434	75,277	39,713	18,051	193,475
Gain on disposition of loans and REO				42,939	42,939
Income (loss) from operations	68,455	2,795	(3,981)	30,990	98,259
Other income	615	1,072	4,376	2,224	8,287
Net income	69,070	3,867	395	33,214	106,546
Less: income attributable to noncontrolling interest				(19,928)	(19,928)
Net income attributable to controlling interest	69,070	3,867	395	13,286	86,618
Other comprehensive income			52		52
Total comprehensive income	$69,070	$3,867	$447	$13,286	$86,670
Company’s equity in earnings of unconsolidated entities (3)	$12,005	$3,448	$3,027	$2,639	$21,119

	For the year ended October 31, 2014
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$136,949	$54,923	$32,875	$8,023	$232,770
Cost of revenues	73,628	53,221	14,250	14,152	155,251
Other expenses	730	5,165	35,003	1,585	42,483
Total expenses	74,358	58,386	49,253	15,737	197,734
Gain on disposition of loans and REO				30,420	30,420
Income (loss) from operations	62,591	(3,463)	(16,378)	22,706	65,456
Other income	66	105	45,933	3,121	49,225
Net income (loss)	62,657	(3,358)	29,555	25,827	114,681
Less: income attributable to noncontrolling interest				(15,496)	(15,496)
Net income (loss) attributable to controlling interest	62,657	(3,358)	29,555	10,331	99,185
Other comprehensive income			728		728
Total comprehensive income (loss)	$62,657	$(3,358)	$30,283	$10,331	$99,913
Company’s equity in earnings (losses) of unconsolidated entities (3)	$1,190	$(2,034)	$40,081	$1,904	$41,141

(3)
Differences between our equity in earnings (losses) of unconsolidated entities and the underlying net income (loss) of the entities is primarily a result a basis difference of an acquired joint venture interest; distributions from entities in excess of the carrying amount of our net investment; recoveries of previously incurred charges; a gain recognized for the sale of our ownership interest in one of our joint ventures; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2016 and 2015, loans payable consisted of the following (amounts in thousands):

	2016	2015
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	250,000	350,000
Loans payable – other	122,809	151,702
Deferred issuance costs	(1,730)	(1,263)
	$871,079	$1,000,439
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase.
On May 19, 2016, we entered into an amendment to the Term Loan Facility to, among other things, (1) amend the financial maintenance covenants therein to be substantially the same as the financial maintenance covenants applicable under the New Credit Facility described below and (2) revise certain provisions relating to the interest rate applicable on outstanding borrowings. In addition, in August 2016, we amended the Term Loan Facility to extend the maturity date from February 3, 2019 to August 2, 2021.
Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2016, the interest rate on the Term Loan Facility was 1.93% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Credit Facility, as described below.
Credit Facility
On August 1, 2013, we entered into a $1.035 billion unsecured, five-year revolving credit facility (“Credit Facility”). The commitments under the Credit Facility were scheduled to expire on August 1, 2018. On May 19, 2016, we entered into a new $1.215 billion (subsequently increased to $1.295 billion) (the “Aggregate Credit Commitment”), unsecured, five-year revolving credit facility (the “New Credit Facility”) with a syndicate of banks and terminated the Credit Facility. The commitments under the New Credit Facility are scheduled to expire on May 19, 2021. Up to 50% of the Aggregate Credit Commitment is available for letters of credit. The New Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the New Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the New Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2016, the interest rate on outstanding borrowings under the New Credit Facility was 2.03% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the New Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the New Credit Facility.
Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.60 billion. Under the terms of the New Credit Facility, at October 31, 2016, our leverage ratio was approximately 0.71 to 1.00 and our tangible net worth was approximately $4.18 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $2.13 billion as of October 31, 2016.
At October 31, 2016, we had $250.0 million of outstanding borrowings under the New Credit Facility and had outstanding letters of credit of approximately $83.2 million.

Loans Payable – Other
Our “Loans payable – other” primarily represent purchase money mortgages on properties we had acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2016 and 2015, is included in the table below ($ amounts in thousands):

	2016	2015
Aggregate loans payable at October 31	$122,809	$151,702
Weighted-average interest rate	3.99%	3.78%
Interest rate range	0.78% - 7.87%	0.15% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$122,570	$151,702
Carrying value of assets securing loans	$461,162	$378,864
The contractual maturities of “Loans payable – other” as of October 31, 2016, ranged from three months to 30 years.
Senior Notes
At October 31, 2016 and 2015, senior notes consisted of the following (amounts in thousands):

	2016	2015
8.91% Senior Notes due October 15, 2017	$400,000	$400,000
4.00% Senior Notes due December 31, 2018	350,000	350,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	250,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
0.5% Exchangeable Senior Notes due September 15, 2032	287,500	287,500
Bond discount and deferred issuance costs	(13,004)	(17,575)
	$2,694,372	$2,689,801
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., our 100%-owned subsidiary. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by us and substantially all of our 100%-owned home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the New Credit Facility and the Term Loan Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of our subsidiaries that are not guarantors of the senior notes. The senior notes, other than the 0.5% Exchangeable Senior Notes due 2032 (“0.5% Exchangeable Senior Notes”), are redeemable in whole or in part at any time at our option, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.
The 0.5% Exchangeable Senior Notes are not redeemable by us prior to September 15, 2017. The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. If all of the 0.5% Exchangeable Senior Notes are exchanged, we would issue approximately 5.9 million shares of our common stock. Shares issuable upon conversion of the 0.5% Exchangeable Senior Notes are included in the calculation of diluted earnings per share. Holders of the 0.5% Exchangeable Senior Notes have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017; September 15, 2022; and September 15, 2027. Toll Brothers Finance Corp. will have the right to redeem the 0.5% Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.
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
Mortgage Company Loan Facility
In October 2016, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a Mortgage Warehousing Agreement (“Warehousing Agreement”) with a syndicate of banks. The purpose of the Warehousing Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $150 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $210 million for a short period of time. The Warehousing Agreement, expires on October 27, 2017, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum. At October 31, 2016, the interest rate on the Warehousing Agreement was 2.53% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Borrowings under this facility are included in the fiscal 2017 maturities.
Prior to entering into the Warehousing Agreement, TBI Mortgage had a Master Repurchase Agreement, as amended (the “Repurchase Agreement”) with a bank, which provided for loan purchases up to $85 million subject to certain sublimits. In addition, the Repurchase Agreement provided for an accordion feature under which TBI Mortgage could request that the aggregate commitments under the Repurchase Agreement be increased to an amount up to $125 million for a short period of time. The borrowings under the Repurchase Agreement bore interest at LIBOR plus 2.00% per annum, with a minimum rate of 2.00%. The Repurchase Agreement was terminated when we entered into the Warehousing Agreement.
At October 31, 2016 and 2015, there were $210.0 million and $100.0 million, respectively, outstanding under the Warehousing and Repurchase Agreements, respectively, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2016 and 2015, amounts outstanding under the agreements were collateralized by $231.4 million and $115.9 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2016, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the agreements, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
General
As of October 31, 2016, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2017	$637,329
2018 (a)	$305,543
2019	$373,122
2020	$253,914
2021	$751,983

(a)
Since the Holders of the 0.5% Exchangeable Senior Notes have the right to require Toll Brothers Finance Corp. to repurchase their notes on December 15, 2017, these notes are included as a fiscal 2018 maturity.

6. Accrued Expenses
Accrued expenses at October 31, 2016 and 2015, consisted of the following (amounts in thousands):

	2016	2015
Land, land development and construction	$153,264	$118,634
Compensation and employee benefits	138,282	125,045
Escrow liability (1)	137,396	24,023
Self-insurance	126,431	113,727
Warranty (2)	370,992	93,083
Deferred income (1)	43,488	43,059
Interest	34,903	26,926
Commitments to unconsolidated entities	5,637	5,534
Other (1)	61,907	58,035
	$1,072,300	$608,066

(1)
In prior periods, Escrow liability and Deferred income were included in Other in the above schedule. The October 31, 2015 column presented above has been reclassified to conform to the fiscal 2016 presentation.

(2)
The fiscal 2016 amount includes $159.0 million of warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” in our Consolidated Balance Sheet.

In response to an increasing number of water intrusion claims received in the second half of fiscal 2014 from owners of stucco homes in certain completed communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region), we undertook a review of homes built in these communities during fiscal 2003 through fiscal 2009 to determine whether additional repairs related to stucco homes would likely be needed in these communities.
Our quarterly review process includes an analysis of many factors to determine whether a claim is likely to be received and the estimated costs to resolve any such claim, including: the closing dates of the stucco homes in each community; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims in each community; the expected recovery from our insurance carriers; and the amount of warranty and self-insurance reserves already recorded.
At the end of fiscal 2014, we estimated our liability for known and unknown warranty claims for stucco homes in the affected communities to be approximately $54.0 million, of which we expected to recover approximately $21.5 million from our outside insurance carriers. We recognized a $25.0 million net charge, after reduction for expected insurance recoveries, in the fourth quarter of fiscal 2014 for estimated repair costs for these homes.
During our fiscal fourth-quarter 2015 review of the estimated liability for warranty claims for stucco homes, we determined that the average cost of repairs had increased based on the actual costs we incurred to complete repairs of homes in the second half of fiscal 2015. We also determined that additional repairs would likely be needed in certain communities built during fiscal 2010 through fiscal 2013 in Pennsylvania. Based on the revision of our estimated costs of repairs and the inclusion of certain additional communities in our estimates, the estimated liability for known and unknown warranty claims for stucco homes increased to approximately $80.3 million as of October 31, 2015, of which we expected to recover approximately $32.6 million from outside insurance carriers. We recognized a $14.7 million additional net charge, after reduction for expected insurance recoveries, in the fourth quarter of fiscal 2015 for estimated repair costs for these homes.
Based upon the reviews conducted in the second and third quarters of fiscal 2016, we determined that the actual costs incurred per claim had increased. We recognized additional net charges of $2.5 million and $1.9 million in the second and third quarters of fiscal 2016, respectively, for repairs to stucco homes. In the third quarter of fiscal 2016, our estimated liability also included estimated costs for a small number of water intrusion claims for non-stucco homes in these same completed communities.
In the fourth quarter of fiscal 2016, we increased our estimate of the aggregate number of homes we expect to repair for stucco-related issues as well as the expected repair costs per home. These increases were largely attributable to the repairs taking place in the affected communities and our experience in responding to and adjusting claims received as we completed an increasing number of fully resolved repairs. The fourth-quarter 2016 increase in the estimated number of homes we expect to repair was further affected by an increase in the rate of claims received. In response to our remediation experience, we modified our repair protocol in the fourth quarter of fiscal 2016. The increase in the projected cost per claim in the fourth quarter is attributable to the modified repair protocol, as well as construction cost increases affecting the industry generally.
In addition, based upon an increase in the number of water intrusion claims received on non-stucco homes and further investigation of these claims, we determined that an accrual was needed for projected warranty claims from these non-stucco homes in these same completed communities. We did not see a change in the geographic concentration of claims, and we believe these claims are attributable to local construction practices employed by independent contractors in this region.
Our estimated liability for known and unknown water intrusion claims increased in the fourth quarter of fiscal 2016 to approximately $324.4 million as of October 31, 2016, of which we expect to recover approximately $152.6 million from outside insurance carriers and suppliers. Of the $324.4 million total estimated liability, approximately $115.5 million relates to water intrusion at non-stucco homes. We recognized a $121.2 million and $125.6 million additional net charge, after reduction for expected insurance and supplier recoveries, for estimated repair costs in the fourth quarter and full fiscal year of 2016, respectively. The charges discussed above are included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income. Resolution of these known and unknown claims is expected to take several years.
Our estimates are predicated on several assumptions for which there is significant uncertainty including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the cost of those repairs, and expected recoveries from insurance carriers and suppliers. At October 31, 2016, the number of known claims represented approximately a third of the total number of claims included in our estimates. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs could differ from those estimated, such differences could be material, and therefore, we are unable to estimate the range of any such differences.
As of October 31, 2014, we had received construction claims from three related multifamily community associations in California alleging issues with design and construction and damage to exterior common area elements. We believe we have coverage under multiple owner controlled insurance policies with deductibles or self-insured retention requirements that vary from policy year to policy year. We completed a settlement of one of the claims during fiscal 2015 and one of these claims in fiscal 2016. Our review of the remaining claim is ongoing. Due to issues related to insurance coverage on all three claims, the degree of judgment required, and the potential for variability in our underlying assumptions, our actual future costs could differ from our estimates. Based on the above settlements and our evaluation of the remaining claim, we recorded a charge of $6.9 million in fiscal 2015. We do not believe that the resolution of any of these matters, in excess of the amounts currently accrued would be material to our results of operations, liquidity, or on our financial condition.
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2016, 2015, and 2014 as follows (amounts in thousands):

	2016	2015	2014
Balance, beginning of year	$93,083	$86,282	$43,819
Additions - homes closed during the year	28,927	20,934	18,588
Addition - liabilities acquired			11,044
Increase in accruals for homes closed in prior years *	26,689	2,661	2,913
Reclassification from self-insurance accruals			7,554
Increase to water intrusion reserves (see above) **	267,258	14,685	24,950
Charges incurred	(44,965)	(31,479)	(22,586)
Balance, end of year	$370,992	$93,083	$86,282

*
The fiscal 2016 amount includes (i) the current year charge of $9.3 million, which is included in “Cost of sales” in our 2016 Consolidated Statement of Operations and Comprehensive Income and (ii) $17.3 million of non-water intrusion warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” on our 2016 Consolidated Balance Sheet.

**
The fiscal 2016 amount includes (i) the current year charge of $125.6 million, which is included in “Cost of sales” in our 2016 Consolidated Statement of Operations and Comprehensive Income and (ii) $141.7 million of water intrusion warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” on our 2016 Consolidated Balance Sheet.

7. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2016, 2015, and 2014 ($ amounts in thousands):

	2016		2015		2014
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	206,159	35.0	187,447	35.0	176,604	35.0
State tax provision, net of federal benefit	26,970	4.6	21,947	4.1	23,778	4.7
Domestic production activities deduction	(16,874)	(2.9)	(12,284)	(2.3)	(14,796)	(2.9)
Other permanent differences	(7,037)	(1.2)	(7,821)	(1.5)	(6,214)	(1.2)
Reversal of accrual for uncertain tax positions	(11,177)	(1.9)	(15,331)	(2.9)	(11,022)	(2.2)
Accrued interest on anticipated tax assessments	1,964	0.3	2,588	0.5	1,847	0.4
Increase in unrecognized tax benefits	2,052	0.3	3,214	0.6	5,694	1.1
Valuation allowance — recognized	1,018	0.2	3,681	0.7	1,328	0.3
Valuation allowance — reversed	—	—	(16,323)	(3.0)	(13,256)	(2.6)
Other	3,857	0.7	5,277	1.0	587	0.1
Income tax provision*	206,932	35.1	172,395	32.2	164,550	32.6

*	Due to rounding, amounts may not add.
We currently operate in 19 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated our rate for state income taxes will be 7.0% in fiscal 2016. Our state income tax rate was 6.3% and 7.2% in fiscal 2015 and 2014, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Federal	$189,170	$181,819	$163,089
State	17,762	(9,424)	1,461
	$206,932	$172,395	$164,550

Current	$186,662	$122,953	$129,047
Deferred	20,270	49,442	35,503
	$206,932	$172,395	$164,550
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Balance, beginning of year	$51,889	$58,318	$78,105
Increase in benefit as a result of tax positions taken in prior years	8,110	16,802	10,314
Increase in benefit as a result of tax positions taken in current year	694	9,005	442
Decrease in benefit as a result of settlements	(28,976)	(31,013)
Decrease in benefit as a result of completion of audits			(1,222)
Decrease in benefit as a result of lapse of statute of limitations	(1,445)	(1,223)	(29,321)
Balance, end of year	$30,272	$51,889	$58,318
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
The amounts accrued for interest and penalties are included in “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the 12-month periods ended October 31, 2016, 2015, and 2014, and the amounts accrued for potential interest and penalties at October 31, 2016 and 2015 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2016	$3,426
2015	$4,454
2014	$9,694

Accrued at:
October 31, 2016	$9,282
October 31, 2015	$17,012
The components of net deferred tax assets and liabilities at October 31, 2016 and 2015 are set forth below (amounts in thousands):

	2016	2015
Deferred tax assets:
Accrued expenses	$103,134	$72,426
Impairment charges	113,950	130,709
Inventory valuation differences	78,483	67,610
Stock-based compensation expense	49,004	54,768
Amounts related to unrecognized tax benefits	8,345	25,267
State tax, net operating loss carryforward	50,031	53,103
Other	6,329	7,410
Total assets	409,276	411,293
Deferred tax liabilities:
Capitalized interest	85,873	107,970
Deferred income	52,406	17,661
Expenses taken for tax purposes not for book	47,045	37,868
Depreciation	5,440	3,819
Deferred marketing	18,945	14,384
Total liabilities	209,709	181,702
Net deferred tax assets before valuation allowances	199,567	229,591
Cumulative valuation allowance - state	(32,154)	(31,136)
Net deferred tax assets	$167,413	$198,455
Since the beginning of fiscal 2007, we recorded significant deferred tax assets as a result of the recognition of inventory impairments and impairments of investments in unconsolidated entities. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2016 and 2015, we determined that it was more-likely-than-not that our deferred assets would be realized for federal purposes. Accordingly, at October 31, 2016 and 2015, we did not record any valuation allowances against our federal deferred tax assets.

We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets at October 31, 2016 and 2015, as shown above. During fiscal 2015 and 2014, due to improved actual and/or projected operating results, we reversed $16.3 million, and $13.3 million, respectively, of state deferred tax asset valuation allowance previously recognized. During fiscal 2016, no state deferred tax asset valuation allowances were reversed. In addition, we establish valuation allowances for newly created deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. During fiscal 2016, 2015, and 2014, we recognized new valuation allowances of $1.0 million, $3.7 million, and $1.3 million, respectively. We will continue to review our deferred tax assets in accordance with ASC 740.
8. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2016, we had 161.8 million shares of common stock issued and outstanding, 10.2 million shares of common stock reserved for outstanding stock options and restricted stock units, 6.8 million shares of common stock reserved for future stock option and award issuances, 5.9 million shares of common stock reserved for conversion of our 0.5% Senior Notes, and 0.5 million shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2016, no shares of preferred stock have been issued.
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
The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2016, 2015, and 2014:

	2016	2015	2014
Number of shares purchased (in thousands)	13,652	1,665	2,947
Average price per share	$28.77	$34.17	$30.80
Remaining authorization at October 31 (in thousands)	15,838	18,535	5,321
Subsequent to October 31, 2016, we repurchased approximately 550,000 shares of our common stock at an average price of $27.28 per share.
Stockholder Rights Plan and Transfer Restriction
In June 2007, we adopted a shareholder rights plan (“2007 Rights Plan”). The rights issued pursuant to the 2007 Rights Plan will become exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of our common stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of common stock. No rights were exercisable at October 31, 2016. The 2007 Rights Plan will expire on July 11, 2017.
On March 17, 2010, our Board of Directors adopted a Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Certificate of Amendment includes an amendment approved by our stockholders at the 2010 Annual Meeting of Stockholders that restricts certain transfers of our common stock. The Certificate of Amendment’s transfer restrictions generally restrict any direct or indirect transfer of our common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.95% to 4.95% or more of our common stock or increase the ownership percentage of a Person owning or deemed to own 4.95% or more of our common stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.
9. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our nonemployee directors under our stock incentive plans. We have two active stock incentive plans, one for employees (including officers) and one for nonemployee directors. Our active stock incentive plans provide for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Our active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2016, 2015, and 2014, we had 6.8 million; 7.5 million; and 8.8 million shares, respectively, available for grant under our stock incentive plans.
We have three additional stock incentive plans for employees, officers, and directors that are inactive except for outstanding stock option awards at October 31, 2016. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for nonemployee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Total stock-based compensation expense recognized	$26,679	$22,903	$21,656
Income tax benefit recognized	$10,450	$8,767	$8,322
At October 31, 2016, 2015, and 2014, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $27.0 million, $25.2 million, and $24.0 million, respectively.
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
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2016, 2015, and 2014:

	2016	2015	2014
Expected volatility	32.03% - 42.31%	32.69% - 42.58%	36.44% - 44.71%
Weighted-average volatility	34.69%	36.36%	42.71%
Risk-free interest rate	1.58% - 2.14%	1.53% - 2.11%	1.45% - 2.71%
Expected life (years)	4.56 - 9.17	4.54 - 9.12	4.55 - 9.02
Dividends	none	none	none
Weighted-average fair value per share of options granted	$11.24	$11.67	$14.26

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense, related to stock options, for fiscal 2016, 2015 and 2014 was as follows (amounts in thousands):

	2016	2015	2014
Stock compensation expense recognized - options	$10,986	$9,610	$9,005
At October 31, 2016, total compensation cost related to nonvested stock option awards not yet recognized was approximately $13.7 million, and the weighted-average period over which we expect to recognize such compensation costs and tax benefit is approximately 2.4 years.
The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2016, 2015, and 2014 (amounts in thousands, except per share amounts):

	2016		2015		2014
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	8,025	$25.75	9,358	$25.94	9,924	$24.51
Granted	965	32.85	870	32.49	819	35.16
Exercised	(255)	24.04	(1,441)	27.52	(1,313)	20.88
Canceled	(221)	35.23	(762)	32.48	(72)	25.23
Balance, ending	8,514	$26.36	8,025	$25.75	9,358	$25.94
Options exercisable, at October 31,	6,407	$24.14	6,098	$23.67	7,482	$24.91
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2016, was 4.4 and 3.1, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Intrinsic value of options outstanding	$31,852	$82,058	$62,073
Intrinsic value of options exercisable	$31,852	$75,034	$55,776
Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2016, 2015, and 2014, is provided below (amounts in thousands):

	2016	2015	2014
Intrinsic value of options exercised	$2,337	$12,923	$18,361
Fair market value of options vested	$9,690	$9,183	$8,447
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

The following table provides information regarding the use of the net exercise method for fiscal 2016, 2015, and 2014:

	2016	2015	2014
Options exercised	5,000	30,000	96,162
Shares withheld	3,547	29,917	58,819
Shares issued	1,453	83	37,343
Average fair market value per share withheld	$32.85	$32.64	$33.78
Aggregate fair market value of shares withheld (in thousands)	$117	$976	$1,987
Performance-Based Restricted Stock Units:
In fiscal 2016, 2015, and 2014, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics by the Company in the year of grant. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2016, 2015, and 2014:

	2016	2015	2014
Number of shares underlying Performance-Based RSUs to be issued	182,853	300,042	288,814
Aggregate number of Performance-Based RSUs outstanding at October 31	1,074,222	1,261,545	961,503
Closing price of our common stock on Valuation Date	$32.85	$32.49	$35.16
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$6,007	$9,748	$10,155
Performance-Based RSU expense recognized (in thousands)	$8,301	$9,863	$9,310
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$6,556	$8,850	$8,965
Performance-Based RSUs issued in December 2011 were paid in fiscal 2016. The recipients of these RSUs elected to use a portion of the shares underlying the RSUs to pay the required income withholding taxes on the payout. The gross value of the payout was $12.2 million (370,171 shares), the minimum income tax withholding was $5.4 million (164,090 shares) and the net value of the shares delivered was $6.8 million (206,081 shares).
Total Shareholder Return Restricted Stock Units:
In December 2015, the Executive Compensation Committee approved awards of total shareholder return restricted stock units (“TSRs”) relating to 171,705 shares of our common stock to certain members of our senior management (the “Initial Grant”). The TSRs granted are earned by comparing our total shareholder return during three distinct performance periods to the respective total shareholder returns of companies in a performance peer group as defined in the award document. The three distinct performance periods are as follows:

	Performance Period	Initial Number of TSR RSUs issued
Tranche 1	November 1, 2015 to October 31, 2016	61,796
Tranche 2	November 1, 2015 to October 31, 2017	57,230
Tranche 3	November 1, 2015 to October 31, 2018	52,679
The TSRs vest over a three-year period provided the recipients continue to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document. Based upon our ranking in the performance peer group, the recipient of the TSRs may earn a total award ranging from 0% to 200% of the Initial Grant. In 2016, recipients of Tranche 1

TRSs earned 0% of the grants based upon our total shareholder return ranking in the performance peer group during the one-year period ended October 31, 2016.
We estimated the fair value of the TSRs at the grant date using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation for risk-free rate of return, expected dividend yield, and expected volatility were 1.23%, 0%, and 28.66%, respectively. The length of each performance period was used as the expected term in the simulation for each respective tranche. The weighted average grant date fair value of TSRs granted during 2016 was $41.16 per unit. In fiscal 2016, we recognized $3.3 million of expense related to TSRs. At October 31, 2016, the unamortized value of the TSRs was $3.8 million.
Stock Price-Based Restricted Stock Units:
In December 2010, the Executive Compensation Committee approved awards to certain of our executives of stock price-based restricted stock unit (“Stock Price-Based RSUs”) awards relating to shares of our common stock. In fiscal 2012, we adopted a Performance-Based Restricted Stock Award program to replace the Stock Price-Based RSU program. The Stock Price-Based RSUs vested and the recipients were entitled to receive the underlying shares when the average closing price of our common stock on the NYSE, measured over any 20 consecutive trading days ending on or prior to five years from date of issuance of the Stock Price-Based RSUs, increased 30% or more over the closing price of our common stock on the NYSE on the date of issuance (“Target Price”), provided the recipients continued to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document. In fiscal 2012, the Target Price of all Stock Price-Based RSUs issued was met.
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
In fiscal 2014, we recognized $0.2 million of expense related to Stock Price-Based RSUs. No expenses related to Stock Price-Based RSUs were recognized in fiscal 2016 or fiscal 2015. At October 31, 2016 and 2015, no Stock Price-Based RSUs were outstanding.
Nonperformance-Based Restricted Stock Units:
In fiscal 2016, 2015, and 2014, we issued nonperformance-based restricted stock units (“RSUs”) to various officers, employees, and nonemployee directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of our common stock to be issued pursuant to the RSUs multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2016, 2015, and 2014:

	2016	2015	2014
Nonperformance-Based RSUs issued:
Number of RSUs issued	139,684	124,568	99,336
Weighted average closing price of our common stock on date of issuance	$32.85	$32.74	$35.16
Aggregate fair value of RSUs issued (in thousands)	$4,589	$4,078	$3,493
Nonperformance-Based RSU expense recognized (in thousands):	$3,958	$3,317	$3,012

	2016	2015	2014
At October 31:
Aggregate Nonperformance-Based RSUs outstanding	396,716	380,548	304,286
Cumulative unamortized value of Nonperformance-Based RSUs (in thousands)	$2,956	$2,542	$2,043
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. During fiscal 2016, we withheld 25,340 of the shares subject to restricted stock units to cover $827,800 of income tax withholdings and we issued the remaining 70,627 shares to the recipients. During fiscal 2015, we withheld 4,221 of the shares subject to restricted stock units to cover $146,500 of income tax withholdings and we issued the remaining 10,049 shares to the recipients.

Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2017, provides that 1.2 million shares be reserved for purchase. At October 31, 2016, 501,000 shares were available for issuance.
The following table provides information regarding our employee stock purchase plan for fiscal 2016, 2015, and 2014:

	2016	2015	2014
Shares issued	36,778	26,674	24,275
Average price per share	$25.97	$31.65	$30.59
Compensation expense recognized (in thousands)	$129	$113	$98

10. Income Per Share Information
Information pertaining to the calculation of income per share for each of the fiscal years ended October 31, 2016, 2015, and 2014, is as follows (amounts in thousands):

	2016	2015	2014
Numerator:
Net income as reported	$382,095	$363,167	$340,032
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,538	1,561	1,557
Numerator for diluted earnings per share	$383,633	$364,728	$341,589

Denominator:
Basic weighted-average shares	168,261	176,425	177,578
Common stock equivalents (a)	1,854	2,420	2,439
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858	5,858
Diluted weighted-average shares	175,973	184,703	185,875
Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	3,932	1,826	1,970
Shares issued under stock incentive and employee stock purchase plans	587	1,467	1,453

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

11. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2016 and 2015, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2016	October 31, 2015
Marketable Securities	Level 2		$10,001
Residential Mortgage Loans Held for Sale	Level 2	$248,601	$123,175
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$1,390	$186
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(921)	$(297)
Forward Loan Commitments – IRLCs	Level 2	$921	$297
At October 31, 2016 and 2015, the carrying value of cash and cash equivalents and restricted cash approximated fair value.
Marketable Securities
The fair value of our marketable securities approximated their amortized costs basis as of October 31, 2015. The estimated fair value of marketable securities was based on quoted prices provided by brokers.
Mortgage Loans Held for Sale
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans and commitments using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and the application of such pricing to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is also included in “Other income – net.”
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2016	$246,794	$248,601	$1,807
2015	$121,904	$123,175	$1,271
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

	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Three months ended October 31, 2016	—	—	—
Three months ended July 31, 2016	—	—	—
Three months ended April 30, 2016	369 - 394	18 - 23	16.3%
Three months ended January 31, 2016	—	—	—
Three months ended October 31, 2015	301 - 764	3 - 24	16.3% - 22.0%
Three months ended July 31, 2015	788 - 1,298	4 - 8	15.5% - 16.2%
Three months ended April 30, 2015	527 - 600	13 - 25	17.0%
Three months ended January 31, 2015	289 - 680	1 - 7	13.5% - 16.0%

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Fiscal 2014:
January 31	67	1	$7,131	$1,300
April 30	65	2	$6,211	1,600
July 31	63	1	$14,122	4,800
October 31	55	7	$38,473	9,855
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

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2016 and 2015 (amounts in thousands):

		2016		2015
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$872,809	$870,384	$1,001,702	$1,001,366
Senior notes (b)	Level 1	2,707,376	2,843,177	2,707,376	2,877,039
Mortgage company loan facility (c)	Level 2	210,000	210,000	100,000	100,000
		$3,790,185	$3,923,561	$3,809,078	$3,978,405

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
12. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $10.3 million, $8.9 million, and $7.8 million for the fiscal years ended October 31, 2016, 2015, and 2014, respectively.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $24.6 million and $21.6 million at October 31, 2016 and 2015, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 2.98%, 3.55%, and 3.55% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2016, 2015, and 2014, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2016, 2015 and 2014.

Information related to our retirement plans for each of the fiscal years ended October 31, 2016, 2015, and 2014, is as follows (amounts in thousands):

	2016	2015	2014
Plan costs:
Service cost	$562	$579	$470
Interest cost	1,276	1,232	1,277
Amortization of prior service cost	947	806	662
Amortization of unrecognized losses	42	81	8
	$2,827	$2,698	$2,417
Projected benefit obligation:
Beginning of year	$35,815	$34,606	$32,136
Plan amendments adopted during year	757	768	511
Service cost	562	579	470
Interest cost	1,276	1,232	1,277
Benefit payments	(1,129)	(988)	(971)
Change in unrecognized loss	1,699	(382)	1,183
Projected benefit obligation, end of year	$38,980	$35,815	$34,606
Unamortized prior service cost:
Beginning of year	$2,965	$3,003	$3,154
Plan amendments adopted during year	757	768	511
Amortization of prior service cost	(947)	(806)	(662)
Unamortized prior service cost, end of year	$2,775	$2,965	$3,003
Accumulated unrecognized loss, October 31	$2,898	$1,240	$1,703
Accumulated benefit obligation, October 31	$38,980	$35,815	$34,606
Accrued benefit obligation, October 31	$38,980	$35,815	$34,606
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2026 in the aggregate (in thousands):

Year ending October 31,	Amount
2017	$1,326
2018	$2,124
2019	$2,503
2020	$2,611
2021	$2,702
November 1, 2021 – October 31, 2026	$15,290

13. Accumulated Other Comprehensive Loss
The tables below provide, for the fiscal years ended October 31, 2016 and 2015, the components of accumulated other comprehensive loss (amounts in thousands):

	2016
	Employee retirement plans	Derivative instruments	Total
Balance, beginning of period	$(2,478)	$(31)	$(2,509)
Other comprehensive (loss) income before reclassifications	(2,456)	50	(2,406)
Gross amounts reclassified from accumulated other comprehensive income	989		989
Income tax benefit (expense)	609	(19)	590
Other comprehensive (loss) income, net of tax	(858)	31	(827)
Balance, end of period	$(3,336)	$—	$(3,336)

	2015
	Employee retirement plans	Available-for-sale securities	Derivative instruments	Total
Balance, beginning of period	$(2,789)	$(2)	$(47)	$(2,838)
Other comprehensive (loss) income before reclassifications	(387)	3	26	(358)
Gross amounts reclassified from accumulated other comprehensive income	887			887
Income tax expense	(189)	(1)	(10)	(200)
Other comprehensive income, net of tax	311	2	16	329
Balance, end of period	$(2,478)	$—	$(31)	$(2,509)
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

Information regarding our land purchase commitments at October 31, 2016 and 2015, is provided in the table below (amounts in thousands):

	2016	2015
Aggregate purchase commitments:
Unrelated parties	$1,544,185	$1,081,008
Unconsolidated entities that the Company has investments in	79,204	136,340
Total	$1,623,389	$1,217,348
Deposits against aggregate purchase commitments	$65,299	$79,072
Additional cash required to acquire land	1,558,090	1,138,276
Total	$1,623,389	$1,217,348
Amount of additional cash required to acquire land included in accrued expenses	$18,266	$4,809
At October 31, 2016, we had agreed to acquire 240 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of $79.2 million and an agreement for the acquisition of Coleman for $85.2 million, which are included in the table above. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2016, we also had purchase commitments to acquire land for apartment developments of approximately $71.8 million, of which we had outstanding deposits in the amount of $3.7 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2016, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2016, we had outstanding surety bonds amounting to $617.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $326.1 million of work remains on these improvements. We have an additional $140.9 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2016, we had outstanding letters of credit of $83.2 million under our New Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2016, we had agreements of sale outstanding to deliver 4,685 homes with an aggregate sales value of $3.98 billion.
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

Information regarding our mortgage commitments at October 31, 2016 and 2015, is provided in the table below (amounts in thousands):

	2016	2015
Aggregate mortgage loan commitments:
IRLCs	$255,647	$316,184
Non-IRLCs	1,094,861	941,243
Total	$1,350,508	$1,257,427
Investor commitments to purchase:
IRLCs	$255,647	$316,184
Mortgage loans receivable	231,398	115,859
Total	$487,045	$432,043
Lease Commitments
We lease certain facilities and equipment under non-cancelable operating leases. Rental expenses incurred by us under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2016	$13,360
2015	$12,584
2014	$12,385
At October 31, 2016, future minimum rent payments under our operating leases were (amounts in thousands):

Year ending October 31,	Amount
2017	$11,634
2018	9,182
2019	7,044
2020	2,337
2021	994
Thereafter	694
$31,885
15. Other Income - Net
The table below provides the components of other income - net for the years ended October 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Interest income	$2,443	$1,939	$2,493
Income from ancillary businesses	17,473	23,530	10,653
Gibraltar	6,646	10,168	14,364
Management fee income from unconsolidated entities	10,270	11,299	7,306
Retained customer deposits	5,866	5,224	3,067
Income from land sales	13,327	13,150	25,489
Directly expensed interest			(656)
Other	2,193	2,263	3,476
Total other income – net	$58,218	$67,573	$66,192
During the years ended October 31, 2016 and 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in the fiscal 2015, which is included in income from ancillary businesses above.

For the year ended October 31, 2014, income from land sales includes $2.9 million of previously deferred gains on our initial sales of the properties to a Rental Property Joint Venture, which sold substantially all of its assets in December 2013.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Revenue	$123,512	$119,732	$100,284
Expense	$106,039	$96,202	$89,631
The table below provides revenues and expenses recognized from land sales for the years ended October 31, 2016, 2015, and 2014 (amounts in thousands):

	2016	2015	2014
Revenue	$85,268	$183,870	$242,931
Expense	(70,488)	(161,460)	(217,442)
Deferred gains on land sales to joint ventures	(2,999)	(9,260)
Deferred gains recognized	1,546
	$13,327	$13,150	$25,489
Land sale revenues for the year ended October 31, 2016 includes $38.1 million related to an in substance real estate sale transaction which resulted in a new Rental Property Joint Venture in which we have a 50% interest. Due to our continued involvement in the joint venture through our ownership interest, we deferred 50% of the gain realized on the sale. We will amortize the deferred gain into income using the straight line method over the life of the rental property. Land sale revenues for the year October 31, 2015, include $78.5 million related to property sold to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We are recognizing the gain as units are sold to the ultimate home buyers. See Note 4, “Investments in Unconsolidated Entities,” for more information on these transactions.
16. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2016, 2015, and 2014 (amounts in thousands):

	Revenues			Income (loss) before income taxes
	2016	2015	2014	2016	2015	2014
Traditional Home Building:
North	$814,519	$702,175	$662,734	$77,017	$59,172	$56,983
Mid-Atlantic	895,736	845,328	817,306	(29,361)	69,093	78,971
South	849,548	892,303	836,498	128,613	152,991	113,584
West	903,691	665,282	517,925	127,265	106,365	78,802
California	1,448,546	750,036	795,802	335,173	139,133	157,561
Traditional Home Building	4,912,040	3,855,124	3,630,265	638,707	526,754	485,901
City Living	257,468	316,124	281,337	91,109	124,290	104,580
Corporate and other				(140,789)	(115,482)	(85,899)
	$5,169,508	$4,171,248	$3,911,602	$589,027	$535,562	$504,582
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

Total assets for each of our segments at October 31, 2016 and 2015, are shown in the table below (amounts in thousands):

	2016	2015
Traditional Home Building:
North	$1,020,250	$1,061,777
Mid-Atlantic	1,166,023	1,225,988
South	1,203,554	1,196,650
West	1,130,625	949,566
California	2,479,885	2,243,309
Traditional Home Building	7,000,337	6,677,290
City Living	946,738	873,013
Corporate and other	1,789,714	1,656,212
	$9,736,789	$9,206,515
“Corporate and other” is comprised principally of cash and cash equivalents, marketable securities, restricted cash and investments, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments, manufacturing facilities, and mortgage and title subsidiaries.
Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2016
Traditional Home Building:
North	$20,671	$79,299	$883,195	$983,165
Mid-Atlantic	30,967	109,551	982,482	1,123,000
South	6,024	96,900	927,400	1,030,324
West	7,724	191,995	906,334	1,106,053
California	5,337	989,689	1,293,509	2,288,535
Traditional Home Building	70,723	1,467,434	4,992,920	6,531,077
City Living	1,006	416,712	405,172	822,890
	$71,729	$1,884,146	$5,398,092	$7,353,967

Balances at October 31, 2015
Traditional Home Building:
North	$12,858	$146,063	$865,553	$1,024,474
Mid-Atlantic	33,196	194,058	956,749	1,184,003
South	4,861	205,562	806,513	1,016,936
West	8,417	198,689	726,256	933,362
California	14,386	899,675	1,149,112	2,063,173
Traditional Home Building	73,718	1,644,047	4,504,183	6,221,948
City Living	1,496	389,400	384,672	775,568
	$75,214	$2,033,447	$4,888,855	$6,997,516

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2016, 2015, and 2014, are shown in the table below (amounts in thousands):

	2016	2015	2014
Traditional Home Building:
North	$7,579	$15,033	$9,148
Mid-Atlantic	2,076	19,488	9,069
South	3,316	720	2,285
West	746	420	169
California			7
Traditional Home Building	13,717	35,661	20,678
City Living	90	48
	$13,807	$35,709	$20,678
The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2016	2015	2016	2015	2014
Traditional Home Building:
Mid-Atlantic	$12,639	$12,167			$(8)
South	93,182	97,041	$11,013	$11,074	2,621
West			2,921	447	(166)
California	130,534	128,338	5,896	5,089	302
Traditional Home Building	236,355	237,546	19,830	16,610	2,749
City Living	85,882	52,634	13,184	(1,158)	(3,593)
Corporate and other	174,174	122,680	7,734	5,667	41,985
	$496,411	$412,860	$40,748	$21,119	$41,141
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Cash flow information:
Interest paid, net of amount capitalized	$12,131	$23,930	$10,131
Income tax payments	$185,084	$205,412	$71,608
Income tax refunds	$4,451	$16,965	$8
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$5,807	$67,890	$96,497
Financed portion of land sale		$2,273	$6,586
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$9,012	$9,188	$4,177
Reclassification of deferred income from inventory to accrued liabilities	$2,111
Reclassification of inventory to property, construction, and office equipment	$17,064		$9,482
Increase (decrease) in unrecognized losses in defined benefit plans	$1,699	$(382)	$1,183
Defined benefit plan amendment	$757	$768	$511
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital	$11,363	$2,325	$312
Increase in accrued expenses related to stock-based compensation	$6,240		$5,086
Income tax benefit (expense) recognized in total comprehensive income	$590	$(200)	$202
Transfer of inventory to investment in unconsolidated entities			$4,152
Transfer of investment in unconsolidated entities to inventory		$132,256	$2,704
Transfer of other assets to investment in unconsolidated entities	$24,967	$4,852
Unrealized gain on derivatives held by equity investees		$26	$364
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$29	$1,843	$1,356
Miscellaneous increases to investments in unconsolidated entities	$1,510	$144	$249
Business Acquisition:
Fair value of assets purchased, excluding cash acquired			$1,524,964
Liabilities assumed			$35,848
Cash paid, net of cash acquired			$1,489,116

18. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at October 31, 2016
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
0.5% Exchangeable Senior Notes due 2032	$287,500
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of the New Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee, so long as (1) no default or event of default exists or would result from release of such guarantee, (2) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of our consolidated net worth as of the end of our most recent fiscal quarter, (3) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter, (4) such release would not have a material adverse effect on our and our subsidiaries home building business, and (5) the Guarantor Subsidiary is released from its guarantee under the New Credit Facility. If there are no guarantors under the New Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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
Consolidating Balance Sheet at October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	583,440	50,275	—	633,715
Restricted cash and investments	11,708			19,583		31,291
Inventory			6,896,205	457,806	(44)	7,353,967
Property, construction, and office equipment, net			153,663	15,913		169,576
Receivables, prepaid expenses, and other assets	77		319,319	299,978	(36,616)	582,758
Mortgage loans held for sale				248,601		248,601
Customer deposits held in escrow			50,079	2,978		53,057
Investments in unconsolidated entities			101,999	394,412		496,411
Investments in and advances to consolidated entities	4,112,876	2,741,160	20,519	90,671	(6,965,226)	—
Deferred tax assets, net of valuation allowances	167,413					167,413
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable			871,079			871,079
Senior notes		2,683,823			10,549	2,694,372
Mortgage company loan facility				210,000		210,000
Customer deposits			292,794	16,305		309,099
Accounts payable			280,107	1,848		281,955
Accrued expenses		32,559	610,958	469,527	(40,744)	1,072,300
Advances from consolidated entities			1,737,682	747,026	(2,484,708)	—
Income taxes payable	62,782					62,782
Total liabilities	62,782	2,716,382	3,792,620	1,444,706	(2,514,903)	5,501,587
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,464	49,400		6,734	(56,134)	728,464
Retained earnings	3,977,297	(24,622)	4,332,556	119,861	(4,427,795)	3,977,297
Treasury stock, at cost	(474,912)					(474,912)
Accumulated other comprehensive loss	(3,336)					(3,336)
Total stockholders’ equity	4,229,292	24,778	4,332,604	129,601	(4,486,983)	4,229,292
Noncontrolling interest				5,910		5,910
Total equity	4,229,292	24,778	4,332,604	135,511	(4,486,983)	4,235,202
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789

Consolidating Balance Sheet at October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	783,599	135,394	—	918,993
Marketable securities				10,001		10,001
Restricted cash and investments	15,227		499	1,069		16,795
Inventory			6,530,698	466,818		6,997,516
Property, construction, and office equipment, net			121,178	15,577		136,755
Receivables, prepaid expenses, and other assets	52		149,268	230,410	(43,870)	335,860
Mortgage loans held for sale				123,175		123,175
Customer deposits held in escrow			51,767	4,338		56,105
Investments in unconsolidated entities			115,999	296,861		412,860
Investments in and advances to consolidated entities	4,067,722	2,726,428	4,740		(6,798,890)	—
Deferred tax assets, net of valuation allowances	198,455					198,455
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,000,439			1,000,439
Senior notes		2,669,860			19,941	2,689,801
Mortgage company loan facility				100,000		100,000
Customer deposits			271,124	13,185		284,309
Accounts payable			236,436	517		236,953
Accrued expenses		25,699	361,089	266,411	(45,133)	608,066
Advances from consolidated entities			1,932,075	850,374	(2,782,449)	—
Income taxes payable	58,868					58,868
Total liabilities	58,868	2,695,559	3,801,163	1,230,487	(2,807,641)	4,978,436
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,125	49,400		1,734	(51,134)	728,125
Retained earnings	3,595,202	(18,531)	3,956,568	42,894	(3,980,931)	3,595,202
Treasury stock, at cost	(100,040)					(100,040)
Accumulated other comprehensive loss	(2,478)		(31)			(2,509)
Total stockholders’ equity	4,222,588	30,869	3,956,585	47,634	(4,035,119)	4,222,557
Noncontrolling interest				5,522		5,522
Total equity	4,222,588	30,869	3,956,585	53,156	(4,035,119)	4,228,079
	4,281,456	2,726,428	7,757,748	1,283,643	(6,842,760)	9,206,515

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,984,356	317,018	(131,866)	5,169,508
Cost of revenues			4,000,112	163,970	(20,017)	4,144,065
Selling, general and administrative	75	3,809	558,686	73,488	(100,676)	535,382
	75	3,809	4,558,798	237,458	(120,693)	4,679,447
Income (loss) from operations	(75)	(3,809)	425,558	79,560	(11,173)	490,061
Other:
Income from unconsolidated entities			16,913	23,835		40,748
Other income - net	9,501		27,873	17,456	3,388	58,218
Intercompany interest income		145,828			(145,828)	—
Interest expense		(151,410)		(2,203)	153,613	—
Income from consolidated subsidiaries	579,601		109,257		(688,858)	—
Income (loss) before income taxes	589,027	(9,391)	579,601	118,648	(688,858)	589,027
Income tax provision (benefit)	206,932	(3,299)	203,614	41,681	(241,996)	206,932
Net income (loss)	382,095	(6,092)	375,987	76,967	(446,862)	382,095
Other comprehensive (loss) income	(858)		31			(827)
Total comprehensive income (loss)	381,237	(6,092)	376,018	76,967	(446,862)	381,268
Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,213,776	77,226	(119,754)	4,171,248
Cost of revenues			3,276,078	12,909	(19,717)	3,269,270
Selling, general and administrative	113	3,560	481,943	60,377	(90,885)	455,108
	113	3,560	3,758,021	73,286	(110,602)	3,724,378
Income (loss) from operations	(113)	(3,560)	455,755	3,940	(9,152)	446,870
Other:
Income from unconsolidated entities			14,034	7,085		21,119
Other income - net	9,429		34,098	21,724	2,322	67,573
Intercompany interest income		137,362			(137,362)	—
Interest expense		(143,193)		(999)	144,192	—
Income from consolidated subsidiaries	526,246		22,359		(548,605)	—
Income (loss) before income taxes	535,562	(9,391)	526,246	31,750	(548,605)	535,562
Income tax provision (benefit)	172,395	(3,628)	203,296	12,265	(211,933)	172,395
Net income (loss)	363,167	(5,763)	322,950	19,485	(336,672)	363,167
Other comprehensive income (loss)	311		18			329
Total comprehensive income (loss)	363,478	(5,763)	322,968	19,485	(336,672)	363,496

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,950,509	79,097	(118,004)	3,911,602
Cost of revenues			3,098,048	9,406	(25,617)	3,081,837
Selling, general and administrative	132	3,670	457,808	55,721	(84,815)	432,516
	132	3,670	3,555,856	65,127	(110,432)	3,514,353
Income (loss) from operations	(132)	(3,670)	394,653	13,970	(7,572)	397,249
Other:
Income from unconsolidated entities			40,588	553		41,141
Other income - net	9,403		40,594	15,416	779	66,192
Intercompany interest income		148,177			(148,177)	—
Interest expense		(153,898)		(1,072)	154,970	—
Income from consolidated subsidiaries	495,311		19,476		(514,787)	—
Income (loss) before income taxes	504,582	(9,391)	495,311	28,867	(514,787)	504,582
Income tax (benefit) provision	164,550	(3,609)	190,349	11,094	(197,834)	164,550
Net income (loss)	340,032	(5,782)	304,962	17,773	(316,953)	340,032
Other comprehensive (loss) income	(677)		202	24		(451)
Total comprehensive income (loss)	339,355	(5,782)	305,164	17,797	(316,953)	339,581

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	60,465	14,768	105,709	(12,330)	(19,841)	148,771
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(27,835)	(591)		(28,426)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(2,637)	(67,018)		(69,655)
Return of investments in unconsolidated entities			32,857	14,949		47,806
Investment in distressed loans and foreclosed real estate				(1,133)		(1,133)
Return of investments in distressed loans and foreclosed real estate				49,619		49,619
Dividends received intercompany			5,000		(5,000)	—
Investment paid intercompany			(5,000)		5,000	—
Intercompany advances	323,207	(14,733)			(308,474)	—
Net cash provided by (used in) investing activities	323,207	(14,733)	2,385	5,826	(308,474)	8,211
Cash flow (used in) provided by financing activities:
Debt issuance costs for senior notes		(35)				(35)
Proceeds from loans payable			550,000	1,893,496		2,443,496
Debt issuance costs for loans payable			(4,868)			(4,868)
Principal payments of loans payable			(714,089)	(1,783,496)		(2,497,585)
Proceeds from stock-based benefit plans	6,986					6,986
Excess tax benefits from stock-based compensation	2,114					2,114
Purchase of treasury stock	(392,772)					(392,772)
Receipts related to noncontrolling interest				404		404
Dividends paid intercompany				(5,000)	5,000	—
Investment received intercompany				5,000	(5,000)	—
Intercompany advances			(139,296)	(189,019)	328,315	—
Net cash (used in) provided by financing activities	(383,672)	(35)	(308,253)	(78,615)	328,315	(442,260)
Net decrease in cash and cash equivalents	—	—	(200,159)	(85,119)	—	(285,278)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	583,440	50,275	—	633,715

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	45,366	2,156	100,487	(78,246)	(9,581)	60,182
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(10,181)	734		(9,447)
Sale and redemption of marketable securities			2,000			2,000
Investment in unconsolidated entities			(4,552)	(119,388)		(123,940)
Return of investments in unconsolidated entities			23,213	16,553		39,766
Investment in distressed loans and foreclosed real estate				(2,624)		(2,624)
Return of investments in distressed loans and foreclosed real estate				37,625		37,625
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	(29,620)	(48,981)			78,601	—
Net cash (used in) provided by investing activities	(29,620)	(48,981)	14,328	(67,100)	78,601	(52,772)
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		350,000				350,000
Debt issuance costs for senior notes		(3,175)				(3,175)
Proceeds from loans payable			400,000	1,554,432		1,954,432
Principal payments of loans payable			(113,745)	(1,545,713)		(1,659,458)
Redemption of senior notes		(300,000)				(300,000)
Proceeds from stock-based benefit plans	39,514					39,514
Excess tax benefits from stock-based compensation	1,628					1,628
Purchase of treasury stock	(56,888)					(56,888)
Payments related to noncontrolling interest				(785)		(785)
Intercompany advances			(73,185)	142,205	(69,020)	—
Net cash provided by (used in) financing activities	(15,746)	46,825	213,070	150,139	(69,020)	325,268
Net increase in cash and cash equivalents	—	—	327,885	4,793	—	332,678
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	783,599	135,394	—	918,993

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2014

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	137,023	15,644	279,724	(102,540)	(16,651)	313,200
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(13,161)	(1,913)		(15,074)
Purchase of marketable securities						—
Sale and redemption of marketable securities			40,242			40,242
Investment in unconsolidated entities			(16,683)	(96,346)		(113,029)
Return of investments in unconsolidated entities			63,581	10,264		73,845
Investment in distressed loans and foreclosed real estate				(2,089)		(2,089)
Return of investments in distressed loans and foreclosed real estate				53,130		53,130
Acquisition of a business			(1,489,116)			(1,489,116)
Dividend received - intercompany			15,000		(15,000)	—
Intercompany advances	(302,591)	(342,945)			645,536	—
Net cash used in investing activities	(302,591)	(342,945)	(1,400,137)	(36,954)	630,536	(1,452,091)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		600,000				600,000
Debt issuance costs for senior notes		(4,739)				(4,739)
Proceeds from loans payable			1,156,300	1,073,071		2,229,371
Debt issuance costs for loans payable			(3,063)			(3,063)
Principal payments of loans payable			(704,320)	(1,062,795)		(1,767,115)
Redemption of senior notes		(267,960)				(267,960)
Net proceeds from issuance of common stock	220,365					220,365
Proceeds from stock-based benefit plans	28,364					28,364
Excess tax benefits from stock-based compensation	7,593					7,593
Purchase of treasury stock	(90,754)					(90,754)
Receipts related to noncontrolling interest				172		172
Dividend paid - intercompany				(15,000)	15,000	—
Intercompany advances			457,108	171,777	(628,885)	—
Net cash provided by financing activities	165,568	327,301	906,025	167,225	(613,885)	952,234
Net (decrease) increase in cash and cash equivalents	—	—	(214,388)	27,731	—	(186,657)
Cash and cash equivalents, beginning of period	—	—	670,102	102,870	—	772,972
Cash and cash equivalents, end of period	—	—	455,714	130,601	—	586,315

19. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2016:
Revenue	$1,855,451	$1,269,934	$1,115,557	$928,566
Gross profit (a)	$285,684	$278,518	$244,986	$216,255
Income before income taxes	$168,160	$163,653	$140,397	$116,817
Net income	$114,378	$105,483	$89,054	$73,180
Income per share (b)
Basic	$0.70	$0.64	$0.53	$0.42
Diluted	$0.67	$0.61	$0.51	$0.40
Weighted-average number of shares
Basic	163,970	165,919	168,952	174,205
Diluted	171,683	173,405	176,414	182,391

Fiscal 2015:
Revenue	$1,437,202	$1,028,011	$852,583	$853,452
Gross profit (a)	$320,870	$203,617	$174,071	$203,420
Income before income taxes	$217,543	$107,464	$86,532	$124,023
Net income	$147,163	$66,749	$67,930	$81,325
Income per share (b)
Basic	$0.83	$0.38	$0.38	$0.46
Diluted	$0.80	$0.36	$0.37	$0.44
Weighted-average number of shares
Basic	176,370	176,797	176,458	176,076
Diluted	184,736	185,133	184,838	184,107

(a)
Gross profit in the fourth quarters of fiscal 2016 and 2015 include $121.2 million and $14.7 million, respectively, of warranty charges. See Note 6 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.

(b)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.