Form 10-Q
period 2017-01-31
TOLL BROTHERS INC
filed 2017-03-07
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
At March 3, 2017, there were approximately 162,603,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$373,469	$633,715
Restricted cash and investments	12,445	31,291
Inventory	7,539,974	7,353,967
Property, construction, and office equipment, net	172,459	169,576
Receivables, prepaid expenses, and other assets	512,974	582,758
Mortgage loans held for sale	85,765	248,601
Customer deposits held in escrow	58,012	53,057
Investments in unconsolidated entities	601,696	496,411
Deferred tax assets, net of valuation allowances	160,006	167,413
	$9,516,800	$9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable	$879,894	$871,079
Senior notes	2,695,524	2,694,372
Mortgage company loan facility	57,040	210,000
Customer deposits	344,150	309,099
Accounts payable	258,694	281,955
Accrued expenses	940,102	1,072,300
Income taxes payable	20,372	62,782
Total liabilities	5,195,776	5,501,587
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock 177,937 shares issued at January 31, 2017 and October 31, 2016	1,779	1,779
Additional paid-in capital	718,861	728,464
Retained earnings	4,047,713	3,977,297
Treasury stock, at cost — 15,431 and 16,154 shares at January 31, 2017 and October 31, 2016, respectively	(450,072)	(474,912)
Accumulated other comprehensive loss	(3,167)	(3,336)
Total stockholders’ equity	4,315,114	4,229,292
Noncontrolling interest	5,910	5,910
Total equity	4,321,024	4,235,202
	$9,516,800	$9,736,789
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2017	2016
Revenues	$920,730	$928,566

Cost of revenues	733,002	712,311
Selling, general and administrative	137,095	121,796
	870,097	834,107
Income from operations	50,633	94,459
Other:
Income from unconsolidated entities	46,445	8,638
Other income – net	12,703	13,720
Income before income taxes	109,781	116,817
Income tax provision	39,365	43,637
Net income	$70,416	$73,180

Other comprehensive income (loss), net of tax:
Change in pension liability	169	(288)
Change in unrealized income on derivative held by equity investee		27
Other comprehensive income (loss)	169	(261)
Total comprehensive income	$70,585	$72,919

Income per share:
Basic	$0.43	$0.42
Diluted	$0.42	$0.40
Weighted-average number of shares:
Basic	162,588	174,205
Diluted	170,417	182,391
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2017	2016
Cash flow provided by (used in) operating activities:
Net income	$70,416	$73,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,030	5,533
Stock-based compensation	9,329	9,223
Excess tax benefits from stock-based compensation	(253)	(297)
Income from unconsolidated entities	(46,445)	(8,638)
Distributions of earnings from unconsolidated entities	48,581	3,870
Income from foreclosed real estate and distressed loans	(630)	(1,553)
Deferred tax provision	2,328	587
Change in deferred tax valuation allowances	36	148
Inventory impairments and write-offs	4,661	1,281
Other	2,544	658
Changes in operating assets and liabilities
Increase in inventory	(135,782)	(173,440)
Origination of mortgage loans	(232,721)	(215,674)
Sale of mortgage loans	393,393	265,703
Decrease (increase) in restricted cash and investments	18,846	(12,555)
Decrease (increase) in receivables, prepaid expenses, and other assets	83,815	(9,546)
Increase in customer deposits	30,096	14,776
(Decrease) increase in accounts payable and accrued expenses	(170,123)	17,523
(Decrease) increase in income taxes payable	(42,157)	5,996
Net cash provided by (used in) operating activities	41,964	(23,225)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(6,314)	(1,593)
Sale and redemption of marketable securities		10,000
Investments in unconsolidated entities	(99,941)	(11,838)
Return of investments in unconsolidated entities	33,253	14,804
Investment in foreclosed real estate and distressed loans	(274)	(694)
Return of investments in foreclosed real estate and distressed loans	1,852	5,321
Acquisition of a business	(85,183)
Net cash (used in) provided by investing activities	(156,607)	16,000
Cash flow used in financing activities:
Debt issuance costs for senior notes		(64)
Proceeds from loans payable	360,382	339,854
Principal payments of loans payable	(516,833)	(770,539)
Proceeds from stock-based benefit plans	25,831	4,769
Excess tax benefits from stock-based compensation	253	297
Purchase of treasury stock	(15,236)	(150,135)
Receipts related to noncontrolling interest, net		294
Net cash used in financing activities	(145,603)	(575,524)
Net decrease in cash and cash equivalents	(260,246)	(582,749)
Cash and cash equivalents, beginning of period	633,715	918,993
Cash and cash equivalents, end of period	$373,469	$336,244
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2016 balance sheet amounts and disclosures included herein have been derived from our October 31, 2016 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (“2016 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2017; the results of our operations for the three-month periods ended January 31, 2017 and 2016; and our cash flows for the three-month periods ended January 31, 2017 and 2016. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Acquisition
In November 2016, we acquired substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”) for $85.2 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. Our selling community count increased by 15 communities at the acquisition date. The acquisition of Coleman’s assets and operations was not material to our results of operations or financial condition.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customers’ Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance for a customer to determine whether a cloud computing arrangement contains a software license or should be accounted for as a service contract. We adopted ASU 2015-05 on November 1, 2016, and we elected to adopt the standard prospectively. The adoption did not have a material effect on our consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. We adopted ASU 2015-02 on November 1, 2016, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, as defined below, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 additionally added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for our fiscal year beginning November 1, 2018 and we are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. We are currently evaluating the impact that the adoption of ASU 2017-05 may have on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more robust framework for determining whether transactions should be accounted for as acquisitions of assets (or disposals) or businesses. ASU 2017-01 is effective for our fiscal year beginning

November 1, 2018. We are currently evaluating the impact that the adoption of ASU 2017-01 may have on our consolidated financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for our fiscal year beginning November 1, 2018, and, at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.
2. Inventory
Inventory at January 31, 2017 and October 31, 2016 consisted of the following (amounts in thousands):

	January 31, 2017	October 31, 2016
Land controlled for future communities	$72,075	$71,729
Land owned for future communities	1,620,763	1,884,146
Operating communities	5,847,136	5,398,092
	$7,539,974	$7,353,967
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
Communities that were previously offering homes for sale but are temporarily closed due to business conditions, do not have any remaining backlog and are not expected to reopen within 12 months of the end of the fiscal period being reported on have been classified as land owned for future communities.

Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	January 31, 2017	October 31, 2016
Land owned for future communities:
Number of communities	13	18
Carrying value (in thousands)	$103,607	$123,936
Operating communities:
Number of communities	6	3
Carrying value (in thousands)	$39,237	$8,523

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2017	2016
Land controlled for future communities	$661	$381
Land owned for future communities		300
Operating communities	4,000	600
	$4,661	$1,281
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At January 31, 2017, we evaluated our land purchase contracts to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2017, we determined that 82 land purchase contracts, with an aggregate purchase price of $964.4 million, on which we had made aggregate deposits totaling $46.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2016, we determined that 78 land purchase contracts, with an aggregate purchase price of $987.3 million, on which we had made aggregate deposits totaling $44.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2017	2016
Interest capitalized, beginning of period	$369,419	$373,128
Interest incurred	41,774	40,107
Interest expensed to cost of revenues	(27,928)	(32,023)
Write-off against other income	(42)	(275)
Interest capitalized on investments in unconsolidated entities	(2,394)	(1,007)
Previously capitalized interest transferred to investments in unconsolidated entities	(4,030)	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	81
Interest capitalized, end of period	$376,880	$379,930
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
The table below provides information as of January 31, 2017, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	13	4	28
Investment in unconsolidated entities	$300,124	$130,487	$149,599	$21,486	$601,696
Number of unconsolidated entities with funding commitments by the Company	5	1	3	1	10
Company’s remaining funding commitment to unconsolidated entities	$43,794	$8,300	$3,850	$9,621	$65,565
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2017, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	1	11	15
Aggregate loan commitments	$275,000	$236,500	$1,002,866	$1,514,366
Amounts borrowed under loan commitments	$237,626	$57,548	$708,174	$1,003,348
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the three months ended January 31, 2017, our Land Development Joint Ventures sold approximately 303 lots and recognized revenues of $56.3 million. We acquired 102 of these lots for $25.0 million. Our share of the joint venture income from the lots we acquired of $3.7 million was deferred by reducing our basis in those lots acquired. During the three months ended January 31, 2016, our Land Development Joint Ventures sold approximately 83 lots and recognized revenues of $12.6 million. We acquired 9 of these lots for $0.8 million. Our share of the income from the lots we acquired of $0.2 million was deferred by reducing our basis in those lots acquired.
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At January 31, 2017, we had an investment of $170.2 million in this joint venture and were committed to make additional contributions to this joint venture of up to $12.5 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller. In December 2016, the joint venture entered into a $200.0 million building loan agreement and each member made a capital contribution of $80.0 million. A portion of the proceeds from the building loan in addition to the capital contributions made by the members were used to repay the purchase money mortgage. At January 31, 2017, this joint venture had $186.7 million of outstanding borrowings under the building loan.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. During the three months ended January 31, 2017, our Home Building Joint Ventures delivered 87 homes with a sales value of $217.4 million. During the three months ended January 31, 2016, our Home Building Joint Ventures delivered 19 homes with a sales value of $16.0 million.
In December 2016, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City. Before the formation of this joint venture, we acquired the property and incurred approximately $176.0 million of land and land development costs. The joint venture, in which we have a 20% interest, purchased the property from us at our cost, a portion of which was financed by a $236.5 million construction loan obtained by the joint venture. From the sale and financing, we received proceeds of $148.0 million, of which $106.1 million had been held in escrow by our captive title company at October 31, 2016 and was included in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet at October 31, 2016. At January 31, 2017, we had an investment of $30.0 million in this joint venture and the joint venture had $57.5 million of outstanding borrowings under the construction loan.
Rental Property Joint Ventures
As of January 31, 2017, our Rental Property Joint Ventures owned 10 for-rent apartment projects, which are located in the metro Boston to metro Washington, D.C. corridor. At January 31, 2017, our joint ventures had approximately 2,950 units that were occupied or ready for occupancy, 600 units in the lease-up stage, and 1,400 units under active development. In addition, we either own, have under contract, or under a letter of intent approximately 4,910 units, which are in the planning stage. We intend to develop these units with joint venture partners in the future.
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building near Union Station in Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. In the third quarter of fiscal 2016, as a result of the sale of 50% of our interest to our partner, we recognized a gain of $3.0 million. Due to our continued involvement in the joint venture through our ownership interest, we deferred $3.0 million of the gain realized on the sale. At January 31, 2017, we had an investment of $29.1 million in this joint venture and expect to make additional investments of approximately $0.8 million for the development of this project. In November 2016, the joint venture entered into a $130.6 million construction loan agreement. At January 31, 2017, there were no outstanding borrowings under the construction loan agreement.
In the fourth quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 390-unit luxury for-rent residential apartment building in a Boston, Massachusetts suburb, on land that we were under contract to purchase. We have a 25% interest in this joint venture. In the fourth quarter of fiscal 2016, the joint venture entered into a $91.0 million construction loan agreement with a bank to finance the development of this project. At January 31, 2017, there were no outstanding borrowings under the construction loan agreement. At January 31, 2017, we had an investment of $9.3 million in this joint venture and expect to make additional investments of approximately $1.7 million for the development of this project.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related Home Building Joint Venture. At January 31, 2017, we had invested $40.5 million in this joint venture. In November 2014, this joint venture, along with the related Home Building Joint Venture, entered into a $160.0 million construction loan agreement to complete the construction of the condominiums and the hotel. In December 2016, this joint venture entered into an $80.0 million, three-year term loan agreement. The proceeds from the term loan, along with proceeds from the closing of condominium units at the Home Building Joint Venture, were used to repay the construction loan. At January 31, 2017, this joint venture had $80.0 million of outstanding borrowings under the term loan.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of January 31, 2017, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.4 million in both the three-month periods ended January 31, 2017 and 2016. In the first quarter of fiscal 2016, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statement of Operations and Comprehensive Income. No distributions were received from the Trust in the first quarter of fiscal 2017.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into two ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of January 31, 2017, we had an investment of $10.5 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned (“REO”) and distressed loans for $24.1 million. We have a 24% interest in this venture. At January 31, 2017, we have a $5.0 million investment in this venture and are committed to invest an additional $9.6 million, if necessary.

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
We believe that, as of January 31, 2017, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2017, certain unconsolidated entities have loan commitments aggregating $1.25 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $206.5 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2017, the unconsolidated entities had borrowed an aggregate of $747.7 million, of which we estimate $147.0 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 3 months to 46 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
In addition, we have guaranteed approximately $4.0 million of ground lease payments and insurance deductibles for three joint ventures.
As of January 31, 2017, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.6 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At January 31, 2017 and October 31, 2016, we determined that five and three, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At January 31, 2017 and October 31, 2016, our investments in the unconsolidated joint ventures deemed to be VIEs, which is included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $21.5 million and $16.4 million, respectively. At January 31, 2017, the maximum exposure of loss to our investments in the unconsolidated joint ventures that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $9.6 million of additional commitments to the VIEs. At October 31, 2016, the maximum exposure of loss to our investments in the unconsolidated joint ventures that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $1.4 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees at October 31, 2016, $14.3 million is related to repayment and carry cost guarantees.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	January 31, 2017	October 31, 2016
Cash and cash equivalents	$110,665	$130,794
Inventory	1,177,928	1,074,888
Loans receivable, net	26,684	—
Non-performing loan portfolio	3,835	4,298
Rental properties	675,069	621,615
Rental properties under development	312,645	302,632
Real estate owned (“REO”)	84,471	87,226
Other assets	169,064	175,805
Total assets	$2,560,361	$2,397,258
Debt	$1,008,011	$1,164,883
Other liabilities	132,829	152,881
Members’ equity	1,322,829	980,354
Noncontrolling interest	96,692	99,140
Total liabilities and equity	$2,560,361	$2,397,258
Company’s net investment in unconsolidated entities (1)	$601,696	$496,411

(1)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of the acquisition price of an investment in a Land Development Joint Venture in fiscal 2012 that was in excess of our pro rata share of the underlying equity; impairments related to our investment in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	Three months ended January 31,
	2017	2016
Revenues	$295,702	$42,486
Cost of revenues	165,706	35,513
Other expenses	21,134	9,307
Total expenses	186,840	44,820
Gain on disposition of loans and REO	8,886	25,983
Income from operations	117,748	23,649
Other income	2,586	1,005
Income before income taxes	120,334	24,654
Income tax provision	3,827	—
Net income including earnings from noncontrolling interests	116,507	24,654
Less: income attributable to noncontrolling interest	(2,080)	(11,610)
Net income attributable to controlling interest	114,427	13,044
Other comprehensive income	—	87
Total comprehensive income	$114,427	$13,131
Company’s equity in earnings of unconsolidated entities (2)	$46,445	$8,638

(2)
Differences between our equity in earnings of unconsolidated entities and the underlying net income of the entities are primarily a result of a basis difference of an acquired joint venture interest; distributions from entities in excess of the carrying amount of our net investment; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2017 and October 31, 2016, consisted of the following (amounts in thousands):

	January 31, 2017	October 31, 2016
Expected recoveries from insurance carriers and others	$164,510	$165,696
Improvement cost receivable	91,910	85,627
Escrow cash held by our captive title company	40,811	138,633
Property held for rental development	112,958	81,693
Investment in foreclosed real estate owned	10,604	11,552
Prepaid expenses	20,794	25,659
Other	71,387	73,898
	$512,974	$582,758

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2017 and October 31, 2016, loans payable consisted of the following (amounts in thousands):

	January 31, 2017	October 31, 2016
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	250,000	250,000
Loans payable – other	131,537	122,809
Deferred issuance costs	(1,643)	(1,730)
	$879,894	$871,079
Senior Unsecured Term Loan
On February 3, 2014, we entered into a five-year senior, $485.0 million, unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase. The Term Loan Facility, as amended, matures on August 2, 2021. At January 31, 2017, the interest rate on borrowings was 2.18% per annum.
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
Under the terms of the New Credit Facility, at January 31, 2017, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.64 billion. Under the terms of the New Credit Facility, at January 31, 2017, our leverage ratio was approximately 0.79 to 1.00, and our tangible net worth was approximately $4.28 billion. Based upon the minimum tangible net worth requirement in the New Credit Facility, our ability to repurchase our common stock was limited to approximately $2.34 billion as of January 31, 2017.
At January 31, 2017, we had $250.0 million of outstanding borrowings under the New Credit Facility and had outstanding letters of credit of approximately $112.4 million under the New Credit Facility. Subsequent to January 31, 2017, we borrowed an additional $125.0 million under the New Credit Facility. At January 31, 2017, the interest rate on borrowings under the New Credit Facility was 2.27% per annum.
Loans Payable – Other
Our “Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2017, the weighted-average interest rate on “Loans payable – other” was 3.99% per annum.
Senior Notes
At January 31, 2017, we, through Toll Brothers Finance Corp., had eight issues of Senior Notes outstanding with an aggregate principal amount of $2.71 billion.
Mortgage Company Loan Facility
In October 2016, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a Mortgage Warehousing Agreement (“Warehousing Agreement”) with a syndicate of banks. The purpose of the Warehousing Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $150 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $210 million for a short period of time. The Warehousing Agreement expires on October 27, 2017, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum. At January 31, 2017, the interest rate on the Warehousing Agreement was 2.78% per annum. At January 31, 2017 and October 31, 2016, there was $57.0 million and $210.0 million, respectively, outstanding under the Warehousing Agreement, respectively, which are included in liabilities in our Condensed Consolidated Balance Sheets.
6. Accrued Expenses
Accrued expenses at January 31, 2017 and October 31, 2016 consisted of the following (amounts in thousands):

	January 31, 2017	October 31, 2016
Land, land development, and construction	$131,290	$153,264
Compensation and employee benefits	138,680	138,282
Escrow liability	40,360	137,396
Self-insurance	124,100	126,431
Warranty	364,058	370,992
Deferred income	38,940	43,488
Interest	39,325	34,903
Commitments to unconsolidated entities	6,411	5,637
Other	56,938	61,907
	$940,102	$1,072,300
As previously disclosed in Note 6, “Accrued Expenses” in our 2016 Form 10-K, we determined that we needed to make repairs in certain completed communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region) related to stucco and other water intrusion claims in older homes. Each quarter, we review and update where necessary our assumptions to the estimates used in determining our estimated liability for these claims. This review and update includes an analysis to determine an estimated number of claims likely to be received and the estimated costs to resolve any such claims. This analysis involves many factors including: the number of communities involved; the closing dates of the homes in each community; the number of claims received to date; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims in each community; the expected recovery from our insurance carriers and others; and the amount of warranty and self-insurance reserves already recorded. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs could differ from those estimated, such differences could be material, and, therefore, we are unable to estimate the range of any such differences. Based upon our review at January 31, 2017, we determined that no adjustments to our previous estimates were needed.

At January 31, 2017 and October 31, 2016, our estimated remaining liability to be expended for known and unknown stucco and other water intrusion claims was $291.7 million and $298.0 million, respectively, of which we expect to recover a total of approximately $140.0 million and $141.7 million, respectively, from outside insurance carriers and others.
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2017	2016
Balance, beginning of period	$370,992	$93,083
Additions – homes closed during the period	5,104	4,496
Addition – Coleman liabilities acquired	1,111
Increase in accruals for homes closed in prior years	1,694	2,453
Reclassification from other accruals	732
Charges incurred	(15,575)	(9,371)
Balance, end of period	$364,058	$90,661
7. Income Taxes
We recorded income tax provisions of $39.4 million and $43.6 million for the three months ended January 31, 2017 and 2016, respectively. The effective tax rate for the three months ended January 31, 2017 was 35.9%, compared to 37.4% for the three months ended January 31, 2016. The income tax provisions for both periods included the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. We estimate our rate for the full fiscal year 2017 for state income taxes will be 7.6%. Our state income tax rate for the full fiscal year 2016 was 7.0%.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $32.2 million as of January 31, 2017 and October 31, 2016.
At January 31, 2017, we had $25.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2017	2016
Total stock-based compensation expense recognized	$9,329	$9,223
Income tax benefit recognized	$3,653	$3,555
At January 31, 2017 and October 31, 2016, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $43.6 million and $27.0 million, respectively.
9. Stock Repurchase Program
On May 23, 2016, our Board of Directors terminated a prior share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2017	2016
Number of shares purchased (in thousands)	557	4,770
Average price per share	$27.33	$31.48
Remaining authorization at January 31 (in thousands)	15,281	13,765
10. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2017	2016
Numerator:
Net income as reported	$70,416	$73,180
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	384	389
Numerator for diluted earnings per share	$70,800	$73,569

Denominator:
Basic weighted-average shares	162,588	174,205
Common stock equivalents (a)	1,971	2,328
Shares attributable to 0.5% Exchangeable Senior Notes	5,858	5,858
Diluted weighted-average shares	170,417	182,391

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	5,204	2,954
Shares issued under stock incentive and employee stock purchase plans	1,280	473

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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2017	October 31, 2016
Mortgage Loans Held for Sale	Level 2	$85,765	$248,601
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$1,009	$1,390
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(3,917)	$(921)
Forward Loan Commitments — IRLCs	Level 2	$3,917	$921
At January 31, 2017 and October 31, 2016, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.

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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess/(Deficit)
At January 31, 2017	$86,122	$85,765	$(357)
At October 31, 2016	$246,794	$248,601	$1,807
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2016 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%

Fiscal 2016:
January 31	—	—	—
April 30	369 - 394	18 - 23	16.3%
July 31	—	—	—
October 31	—	—	—
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2017:
January 31	57	2	$8,372	$4,000
				$4,000
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2017		October 31, 2016
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$881,537	$879,581	$872,809	$870,384
Senior notes (b)	Level 1	2,707,376	2,814,780	2,707,376	2,843,177
Mortgage company loan facility (c)	Level 2	57,040	57,040	210,000	210,000
		$3,645,953	$3,751,401	$3,790,185	$3,923,561

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2017	2016
Interest income	$941	$404
Income from ancillary businesses	2,297	3,729
Gibraltar	(62)	828
Management fee income from unconsolidated entities	4,289	2,107
Retained customer deposits	1,746	2,113
Income from land sales	3,559	3,998
Other	(67)	541
Total other income – net	$12,703	$13,720
In the three months ended January 31, 2016, our security monitoring business recognized a gain of $1.6 million from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses in the table above.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2017	2016
Revenues	$28,528	$24,869
Expenses	$26,231	$21,140
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Three months ended January 31,
	2017	2016
Revenues	$144,714	$10,691
Expenses	(144,273)	(6,693)
Deferred gain recognized	3,118	—
Income from land sales	$3,559	$3,998
Land sale revenues for the three months ended January 31, 2017 includes $143.3 million related to an in substance real estate sale transaction which resulted in a new Home Building Joint Venture in which we have a 20% interest. No gain or loss was realized on the sale. See Note 3, “Investments in Unconsolidated Entities,” for more information on this transaction.

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
Investments in Unconsolidated Entities
At January 31, 2017, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2017	October 31, 2016
Aggregate purchase commitments:
Unrelated parties	$1,388,618	$1,544,185
Unconsolidated entities that the Company has investments in	54,226	79,204
Total	$1,442,844	$1,623,389
Deposits against aggregate purchase commitments	$70,502	$65,299
Additional cash required to acquire land	1,372,342	1,558,090
Total	$1,442,844	$1,623,389
Amount of additional cash required to acquire land included in accrued expenses	$16,985	$18,266
In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2017, we also had purchase commitments to acquire land for apartment developments of approximately $84.3 million, of which we had outstanding deposits in the amount of $4.4 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At January 31, 2017, we had outstanding surety bonds amounting to $667.1 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $345.4 million of work remains on these improvements. We have an additional $137.7 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2017, we had outstanding letters of credit of $112.4 million under our New Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2017, we had agreements of sale outstanding to deliver 5,145 homes with an aggregate sales value of $4.35 billion.

Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2017	October 31, 2016
Aggregate mortgage loan commitments:
IRLCs	$352,279	$255,647
Non-IRLCs	1,178,730	1,094,861
Total	$1,531,009	$1,350,508
Investor commitments to purchase:
IRLCs	$352,279	$255,647
Mortgage loans receivable	71,668	231,398
Total	$423,947	$487,045
14. Information on Segments
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, and Washington
California:    California

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2017	2016
Revenues:
Traditional Home Building:
North	$145,638	$120,818
Mid-Atlantic	184,051	169,808
South	142,196	146,798
West	211,133	137,258
California	219,776	216,903
Traditional Home Building	902,794	791,585
City Living	17,936	136,981
Total	$920,730	$928,566

Income (loss) before income taxes:
Traditional Home Building:
North	$10,093	$8,033
Mid-Atlantic	11,632	16,983
South	13,111	21,245
West	25,497	19,688
California	43,193	43,536
Traditional Home Building	103,526	109,485
City Living	43,102	43,680
Corporate and other	(36,847)	(36,348)
Total	$109,781	$116,817
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2017	October 31, 2016
Traditional Home Building:
North	$1,071,049	$1,020,250
Mid-Atlantic	1,182,142	1,166,023
South	1,257,109	1,203,554
West	1,250,759	1,130,625
California	2,625,956	2,479,885
Traditional Home Building	7,387,015	7,000,337
City Living	824,419	946,738
Corporate and other	1,305,366	1,789,714
Total	$9,516,800	$9,736,789
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash and investments, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments, manufacturing facilities, and our mortgage and title subsidiaries.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2017	2016
Cash flow information:
Interest capitalized, net of amount paid	$419	$8,227
Income tax payments	$80,070	$38,781
Income tax refunds	$911	$1,874
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$18,011	$10,534
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$3,654	$160
Defined benefit plan amendment		$757
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital	$4,935	$3,249
Transfer of inventory to investment in unconsolidated entities	$36,256
Acquisition of a Business:
Fair value of assets purchased	$90,560
Liabilities assumed	$5,377
Cash paid	$85,183

16. Supplemental Guarantor Information
At January 31, 2017, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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
During the preparation of this Form 10-Q, we identified an immaterial revision that was necessary to certain columns in the consolidating statements for the year ended October 31, 2016. The revision impacted the Guarantor and Nonguarantor Subsidiaries columns in the Consolidating Statement of Operations and Comprehensive Income for the year ended October 31, 2016 and the Nonguarantor Subsidiaries and Eliminations columns in the Condensed Consolidating Balance Sheet as of October 31, 2016, by offsetting amounts. Corresponding changes to the Consolidating Statement of Cash Flows for the year ended October 31, 2016 were also made. The revision had no impact on any consolidated totals of such consolidating statements.
Accordingly, the Consolidating Statements of Operations and Comprehensive Income and of Cash Flows for the year ended October 31, 2016 and the Condensed Consolidating Balance Sheet as of October 31, 2016 have been revised to reflect the immaterial adjustment described above and are included hereunder.
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

Condensed Consolidating Balance Sheet at January 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	280,504	92,965	—	373,469
Restricted cash and investments	11,796			649		12,445
Inventory			7,244,287	295,687		7,539,974
Property, construction and office equipment, net			156,691	15,768		172,459
Receivables, prepaid expenses and other assets	17		353,100	200,837	(40,980)	512,974
Mortgage loans held for sale				85,765		85,765
Customer deposits held in escrow			57,663	349		58,012
Investments in unconsolidated entities			96,840	504,856		601,696
Investments in foreclosed real estate and distressed loans						—
Investments in and advances to consolidated entities	4,163,667	2,747,471	91,740	166,492	(7,169,370)	—
Deferred tax assets, net of valuation allowances	160,006					160,006
	4,335,486	2,747,471	8,280,825	1,363,368	(7,210,350)	9,516,800
LIABILITIES AND EQUITY
Liabilities
Loans payable			879,894			879,894
Senior notes		2,687,342			8,182	2,695,524
Mortgage company loan facility				57,040		57,040
Customer deposits			326,407	17,743		344,150
Accounts payable			256,323	2,371		258,694
Accrued expenses		36,869	585,661	367,776	(50,204)	940,102
Advances from consolidated entities			1,834,429	728,851	(2,563,280)	—
Income taxes payable	20,372					20,372
Total liabilities	20,372	2,724,211	3,882,714	1,173,781	(2,605,302)	5,195,776
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	718,861	49,400		93,734	(143,134)	718,861
Retained earnings (deficits)	4,047,713	(26,140)	4,398,063	86,937	(4,458,860)	4,047,713
Treasury stock, at cost	(450,072)					(450,072)
Accumulated other comprehensive loss	(3,167)					(3,167)
Total stockholders’ equity	4,315,114	23,260	4,398,111	183,677	(4,605,048)	4,315,114
Noncontrolling interest				5,910		5,910
Total equity	4,315,114	23,260	4,398,111	189,587	(4,605,048)	4,321,024
	4,335,486	2,747,471	8,280,825	1,363,368	(7,210,350)	9,516,800

Condensed Consolidating Balance Sheet at October 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	583,440	50,275	—	633,715
Restricted cash and investments	11,708			19,583		31,291
Inventory			6,896,205	457,806	(44)	7,353,967
Property, construction and office equipment, net			153,663	15,913		169,576
Receivables, prepaid expenses and other assets	77		319,319	299,978	(36,616)	582,758
Mortgage loans held for sale				248,601		248,601
Customer deposits held in escrow			50,079	2,978		53,057
Investments in unconsolidated entities			101,999	394,412		496,411
Investments in and advances to consolidated entities	4,112,876	2,741,160	20,519	90,671	(6,965,226)	—
Deferred tax assets, net of valuation allowances	167,413					167,413
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable			871,079			871,079
Senior notes		2,683,823			10,549	2,694,372
Mortgage company loan facility				210,000		210,000
Customer deposits			292,794	16,305		309,099
Accounts payable			280,107	1,848		281,955
Accrued expenses		32,559	610,958	469,527	(40,744)	1,072,300
Advances from consolidated entities			1,737,682	799,082	(2,536,764)	—
Income taxes payable	62,782					62,782
Total liabilities	62,782	2,716,382	3,792,620	1,496,762	(2,566,959)	5,501,587
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,464	49,400		6,734	(56,134)	728,464
Retained earnings (deficits)	3,977,297	(24,622)	4,332,556	67,805	(4,375,739)	3,977,297
Treasury stock, at cost	(474,912)					(474,912)
Accumulated other comprehensive loss	(3,336)					(3,336)
Total stockholders’ equity	4,229,292	24,778	4,332,604	77,545	(4,434,927)	4,229,292
Noncontrolling interest				5,910		5,910
Total equity	4,229,292	24,778	4,332,604	83,455	(4,434,927)	4,235,202
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			915,823	45,696	(40,789)	920,730
Cost of revenues			724,257	29,471	(20,726)	733,002
Selling, general and administrative		968	143,881	16,948	(24,702)	137,095
	—	968	868,138	46,419	(45,428)	870,097
Income (loss) from operations	—	(968)	47,685	(723)	4,639	50,633
Other:
Income from unconsolidated entities			5,144	41,301		46,445
Other income – net	2,393		7,251	4,500	(1,441)	12,703
Intercompany interest income		36,496			(36,496)	—
Interest expense		(37,895)		(663)	38,558	—
Income from subsidiaries	107,388		42,048		(149,436)	—
Income (loss) before income taxes	109,781	(2,367)	102,128	44,415	(144,176)	109,781
Income tax provision (benefit)	39,365	(849)	36,621	15,926	(51,698)	39,365
Net income (loss)	70,416	(1,518)	65,507	28,489	(92,478)	70,416
Other comprehensive income	169					169
Total comprehensive income (loss)	70,585	(1,518)	65,507	28,489	(92,478)	70,585

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			784,596	170,223	(26,253)	928,566
Cost of revenues			624,801	90,087	(2,577)	712,311
Selling, general and administrative	12	969	125,905	17,973	(23,063)	121,796
	12	969	750,706	108,060	(25,640)	834,107
Income (loss) from operations	(12)	(969)	33,890	62,163	(613)	94,459
Other:
Income from unconsolidated entities			2,997	5,641		8,638
Other income – net	2,391		8,169	4,193	(1,033)	13,720
Intercompany interest income		36,497			(36,497)	—
Interest expense		(37,895)		(248)	38,143	—
Income from subsidiaries	114,438		69,382		(183,820)	—
Income (loss) before income taxes	116,817	(2,367)	114,438	71,749	(183,820)	116,817
Income tax provision (benefit)	43,637	(912)	44,104	27,652	(70,844)	43,637
Net income (loss)	73,180	(1,455)	70,334	44,097	(112,976)	73,180
Other comprehensive (loss) income	(288)		27			(261)
Total comprehensive income (loss)	72,892	(1,455)	70,361	44,097	(112,976)	72,919

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,984,356	361,685	(176,533)	5,169,508
Cost of revenues			3,919,729	288,044	(63,708)	4,144,065
Selling, general and administrative	75	3,809	558,822	74,328	(101,652)	535,382
	75	3,809	4,478,551	362,372	(165,360)	4,679,447
Income (loss) from operations	(75)	(3,809)	505,805	(687)	(11,173)	490,061
Other:
Income from unconsolidated entities			16,913	23,835		40,748
Other income - net	9,501		27,873	17,456	3,388	58,218
Intercompany interest income		145,828			(145,828)	—
Interest expense		(151,410)		(2,203)	153,613	—
Income from consolidated subsidiaries	579,601		29,010		(608,611)	—
Income (loss) before income taxes	589,027	(9,391)	579,601	38,401	(608,611)	589,027
Income tax provision (benefit)	206,932	(3,299)	203,614	13,490	(213,805)	206,932
Net income (loss)	382,095	(6,092)	375,987	24,911	(394,806)	382,095
Other comprehensive (loss) income	(858)		31			(827)
Total comprehensive income (loss)	381,237	(6,092)	376,018	24,911	(394,806)	381,268

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(25,840)	6,311	(273,424)	338,773	(3,856)	41,964
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(6,393)	79		(6,314)
Investment in unconsolidated entities			(267)	(99,674)		(99,941)
Return of investments in unconsolidated entities			9,950	23,303		33,253
Investment in foreclosed real estate and distressed loans				(274)		(274)
Return of investments in foreclosed real estate and distressed loans				1,852		1,852
Acquisition of a business			(85,183)			(85,183)
Investment paid - intercompany			45,000		(45,000)	—
Intercompany advances	14,992	(6,311)			(8,681)	—
Net cash provided by (used in) investing activities	14,992	(6,311)	(36,893)	(74,714)	(53,681)	(156,607)
Cash flow used in financing activities:
Proceeds from loans payable				360,382		360,382
Debt issuance costs for loans payable						—
Principal payments of loans payable			(3,491)	(513,342)		(516,833)
Proceeds from stock-based benefit plans	25,831					25,831
Excess tax benefits from stock-based compensation	253					253
Purchase of treasury stock	(15,236)					(15,236)
Dividend paid - intercompany						—
Investment received intercompany				45,000	(45,000)	—
Intercompany advances			10,872	(113,409)	102,537	—
Net cash used in financing activities	10,848	—	7,381	(221,369)	57,537	(145,603)
Net decrease in cash and cash equivalents	—	—	(302,936)	42,690	—	(260,246)
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	280,504	92,965	—	373,469

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	18,482	14,528	(178,283)	132,051	(10,003)	(23,225)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(1,667)	74		(1,593)
Purchase of marketable securities						—
Sale and redemption of marketable securities				10,000		10,000
Investments in unconsolidated entities			(1,445)	(10,393)		(11,838)
Return of investments in unconsolidated entities			12,167	2,637		14,804
Investment in foreclosed real estate and distressed loans				(694)		(694)
Return of investments in foreclosed real estate and distressed loans				5,321		5,321
Dividend received – intercompany			5,000		(5,000)	—
Intercompany advances	126,587	(14,464)			(112,123)	—
Net cash provided by (used in) investing activities	126,587	(14,464)	14,055	6,945	(117,123)	16,000
Cash flow used in financing activities:
Debt issuance costs for senior notes		(64)				(64)
Proceeds from loans payable				339,854		339,854
Principal payments of loans payable			(394,592)	(375,947)		(770,539)
Proceeds from stock-based benefit plans	4,769					4,769
Excess tax benefits from stock-based compensation	297					297
Purchase of treasury stock	(150,135)					(150,135)
Receipts related to noncontrolling interest				294		294
Dividend paid – intercompany				(5,000)	5,000	—
Intercompany advances			(46,017)	(76,109)	122,126	—
Net cash used in financing activities	(145,069)	(64)	(440,609)	(116,908)	127,126	(575,524)
Net (decrease) increase in cash and cash equivalents	—	—	(604,837)	22,088	—	(582,749)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	178,762	157,482	—	336,244

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	60,465	14,768	105,709	(64,386)	32,215	148,771
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(27,835)	(591)		(28,426)
Purchase of marketable securities						—
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(2,637)	(67,018)		(69,655)
Return of investments in unconsolidated entities			32,857	14,949		47,806
Investment in distressed loans and foreclosed real estate				(1,133)		(1,133)
Return of investments in distressed loans and foreclosed real estate				49,619		49,619
Dividends received intercompany			5,000		(5,000)	—
Investment paid intercompany			(5,000)		5,000	—
Intercompany advances	323,207	(14,733)			(308,474)	—
Net cash provided by (used in) investing activities	323,207	(14,733)	2,385	5,826	(308,474)	8,211
Cash flow (used in) provided by financing activities:
Debt issuance costs for senior notes		(35)				(35)
Proceeds from loans payable			550,000	1,893,496		2,443,496
Debt issuance costs for loans payable			(4,868)			(4,868)
Principal payments of loans payable			(714,089)	(1,783,496)		(2,497,585)
Proceeds from stock-based benefit plans	6,986					6,986
Excess tax benefits from stock-based compensation	2,114					2,114
Purchase of treasury stock	(392,772)					(392,772)
Receipts related to noncontrolling interest				404		404
Dividends paid intercompany				(5,000)	5,000	—
Investment received intercompany				5,000	(5,000)	—
Intercompany advances			(139,296)	(136,963)	276,259	—
Net cash (used in) provided by financing activities	(383,672)	(35)	(308,253)	(26,559)	276,259	(442,260)
Net decrease in cash and cash equivalents	—	—	(200,159)	(85,119)	—	(285,278)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	583,440	50,275	—	633,715

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (“2016 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
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
OVERVIEW
Financial and Operational Highlights
In the three-month period ended January 31, 2017, we recognized $920.7 million of revenues and net income of $70.4 million, as compared to $928.6 million of revenues and net income of $73.2 million in the three-month period ended January 31, 2016.
In the three-month periods ended January 31, 2017 and 2016, the value of net contracts signed was $1.24 billion (1,522 homes) and $1.09 billion (1,250 homes), respectively.
The value of our backlog at January 31, 2017 was $4.35 billion (5,145 homes), as compared to our backlog at January 31, 2016 of $3.66 billion (4,251 homes). Our backlog at October 31, 2016 was $3.98 billion (4,685 homes).
At January 31, 2017, we had $373.5 million of cash and cash equivalents on hand and approximately $932.6 million available under our $1.295 billion revolving credit facility (the “New Credit Facility”) that matures in May 2021. At January 31, 2017, we had $250.0 million of outstanding borrowings and outstanding letters of credit of approximately $112.4 million under the New Credit Facility.
At January 31, 2017, we owned or controlled through options approximately 47,800 home sites, as compared to approximately 43,800 at January 31, 2016; 48,800 at October 31, 2016; and 44,300 at October 31, 2015. Of the approximately 47,800 total home sites that we owned or controlled through options at January 31, 2017, we owned approximately 33,800 and controlled approximately 14,000 through options. Of the 47,800 home sites owned or controlled through options, approximately 18,600 were substantially improved. In addition, at January 31, 2017, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At January 31, 2017, we were selling from 321 communities, compared to 291 at January 31, 2016; 310 at October 31, 2016; and 288 at October 31, 2015.
At January 31, 2017, our total stockholders’ equity and our debt to total capitalization ratio were $4.32 billion and 0.46 to 1.00, respectively.
In November 2016, we acquired substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”) for $85.2 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. Our selling community count increased by 15 communities at the acquisition date.
Our Business Environment and Current Outlook
The current housing market continues to strengthen and grow. Since the third quarter of fiscal 2014 through January 31, 2017, the end of our first quarter of fiscal 2017, we saw a general strengthening in customer demand. In the three-month period ended January 31, 2017, we signed 1,522 contracts with an aggregate value of $1.24 billion, compared to 1,250 contracts with an aggregate value of $1.09 billion in the comparable period of fiscal 2016. In fiscal 2016, we signed 6,719 contracts with an aggregate value of $5.65 billion, compared to 5,910 contracts with an aggregate value of $4.96 billion in fiscal 2015, and 5,271 contracts with an aggregate value of $3.90 billion in fiscal 2014.
Total housing starts in the United States rose in 2016 to approximately 1.2 million, the highest level since 2007. Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s January 2017 New Residential Sales Report, new home inventory stands at a supply of just 5.8 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.8 months could quickly be depleted. According to the Census Bureau, during the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2016, total housing starts averaged approximately 0.85 million per year. In addition, according to Harvard University’s 2016 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of approximately 1.3 million new households per year during the next decade.
We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released.
We believe that the demographics of the move-up, empty-nester, active-adult/age-qualified, and second-home upscale markets will provide us with an opportunity for growth in the future, and that our financial strength and portfolio of approved home sites give us a competitive advantage. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
RESULTS OF OPERATIONS – OVERVIEW
The following table sets forth, for the three months ended January 31, 2017 and 2016, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2017	2016	% Change
Revenues	$920.7	$928.6	(1)%
Cost of revenues	733.0	712.3	3%
Selling, general and administrative	137.1	121.8	13%
	870.1	834.1	4%
Income from operations	50.6	94.5	(46)%
Other
Income from unconsolidated entities	46.4	8.6	438%
Other income – net	12.7	13.7	(7)%
Income before income taxes	109.8	116.8	(6)%
Income tax provision	39.4	43.6	(10)%
Net income	$70.4	$73.2	(4)%

Supplemental information:
Cost of revenues as a percentage of revenues	79.6%	76.7%
SG&A as a percentage of revenues	14.9%	13.1%
Effective tax rate	35.9%	37.4%

Deliveries – units	1,190	1,063	12%
Deliveries – average selling price ($ amount in thousands)	$773.7	$873.5	(11)%

Net contracts signed – value	$1,243.0	$1,087.0	14%
Net contracts signed – units	1,522	1,250	22%
Net contracts signed – average selling price ($ amount in thousands)	$816.7	$869.6	(6)%

	January 31, 2017	January 31, 2016	% Change
Backlog – value	$4,345.1	$3,662.5	19%
Backlog – units	5,145	4,251	21%
Backlog – average selling price ($ amount in thousands)	$844.5	$861.6	(2)%
Note: Due to rounding, amounts may not add.

Revenues and Cost of Revenues
The decrease in revenues for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016, was primarily attributable to an 11% decrease in the average price of the homes delivered due to a decrease in the number of homes delivered in the metro New York City market, where average prices were higher, offset, in part, by a 12% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2016, as compared to October 31, 2015. The increase in cost of revenues as a percentage of revenues in the three months ended January 31, 2017 was due primarily to fewer closings in our City Living buildings where margins are higher, the impact of purchase accounting for the homes sold from the Coleman acquisition, and an increase in inventory impairment and write-offs in the fiscal 2017 period, as compared to the fiscal 2016 period. This increase was partially offset by lower interest expense. In the fiscal 2017 and fiscal 2016 periods, interest expense as a percentage of revenues was 3.0% and 3.4%, respectively, and we recognized inventory impairments and write-offs of $4.7 million and $1.3 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $15.3 million in the three-month period ended January 31, 2017, as compared to the three-month period ended January 31, 2016. As a percentage of revenues, SG&A increased to 14.9% in the fiscal 2017 period, from 13.1% in the fiscal 2016 period. The increase in SG&A as a percentage of revenues in the fiscal 2017 period was due to SG&A spending increasing by 13% while revenues decreased 1% from the fiscal 2016 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased spending on advertising, model operating costs, and commissions. The increased number of employees was due primarily to the increase in the number of operating communities that we had in the fiscal 2017 period, as compared to the fiscal 2016 period.
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
The increase in income from unconsolidated entities for the three-month period ended January 31, 2017, as compared to the three-month period ended January 31, 2016, was due mainly to higher income from two of our Home Building Joint Ventures located in New York City and a $6.2 million gain recognized related to the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in the suburbs of Philadelphia, Pennsylvania.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2017	2016
Income from ancillary businesses	$2,297	$3,729
Gibraltar	(62)	828
Management fee income from unconsolidated entities	4,289	2,107
Income from land sales	3,559	3,998
Other	2,620	3,058
Total other income – net	$12,703	$13,720
In the three months ended January 31, 2016, our security monitoring business recognized a gain of $1.6 million related to a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above. The increase in management fee income from unconsolidated entities in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to management fees earned on the closing of homes at two of our Home Building Joint Ventures located in New York City, which commenced closing homes in the fourth quarter of fiscal 2016.
Income Before Income Taxes
For the three-month period ended January 31, 2017, we reported income before income taxes of $109.8 million, as compared to $116.8 million in the three-month period ended January 31, 2016.

Income Tax Provision
We recognized an income tax provision of $39.4 million in the three-month period ended January 31, 2017. Based upon the federal statutory rate of 35%, our federal tax provision would have been $38.4 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other differences.
In the three-month period ended January 31, 2016, we recognized $43.6 million of income tax provision. Based upon the federal statutory rate of 35%, our federal tax provision would have been $40.9 million in the three-month period ended January 31, 2016. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
Contracts
The aggregate value of net contracts signed increased $156.0 million, or 14%, in the three-month period ended January 31, 2017, as compared to the prior year period. In the three-month periods ended January 31, 2017 and 2016, the value of net contracts signed was $1.24 billion (1,522 homes) and $1.09 billion (1,250 homes), respectively. The increase in the aggregate value of net contracts signed in the fiscal 2017 period, as compared to the fiscal 2016 period, was the result of a 22% increase in the number of net contracts signed, offset, in part, by a 6% decrease in the average value of each contract signed. The increase in the number of net contracts signed was the result of increased demand and to an increase in the number of selling communities in the fiscal 2017 period, as compared to the fiscal 2016 period. The decline in average price in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2017, was primarily due to the inclusion of the sale of 60 homes from Coleman in the 2017 period at an average selling price of $341,000, a decrease in the number of contracts signed in our City Living division, and an increase in the number of multi-family product contracts, primarily in the North and Mid-Atlantic regions, which generally are a lower priced product.
Backlog
The increase in the value of our backlog at January 31, 2017, as compared to the backlog at January 31, 2016, was primarily attributable to the 14% higher value of backlog at October 31, 2016, as compared to the backlog at October 31, 2015, and the 14% increase in the value of net contracts signed in the three-month period ended January 31, 2017, as compared to the value of net contracts signed in the three-month period ended January 31, 2016.
The value of our backlog at January 31, 2017 increased 19% to $4.35 billion (5,145 homes), as compared to our backlog at January 31, 2016 of $3.66 billion (4,251 homes). Our backlog at October 31, 2016 and 2015 was $3.98 billion (4,685 homes) and $3.50 billion (4,064 homes), respectively.
For more information regarding results of operations by operating segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At January 31, 2017, we had $373.5 million of cash and cash equivalents. At October 31, 2016, we had $633.7 million of cash and cash equivalents. Cash provided by operating activities during the three-month period ended January 31, 2017 was $42.0 million. Cash provided by operating activities during the fiscal 2017 period was primarily related to net income before stock-based compensation, inventory impairments, and depreciation and amortization; an increase in mortgage loans sold, net of mortgage loans originated; decreases in restricted cash and investments; and an increase in customer deposits; offset, in part, by an increase in inventory; and decreases in accounts payable, accrued expenses, and income taxes payable.
In the three-month period ended January 31, 2017, cash used in investing activities was $156.6 million. Cash used in investing activities was primarily related to $99.9 million used to fund our investments in unconsolidated entities, $85.2 million to used to acquire Coleman, and $6.3 million for the purchase of property and equipment. This was offset, in part, by $35.1 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans.
We used $145.6 million of cash from financing activities in the three-month period ended January 31, 2017 primarily for the repayment of $156.5 million of loans payable, net of repayments and the repurchase of $15.2 million of our common stock, offset, in part, by the proceeds of $25.8 million from our stock-based benefit plans.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold before the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At January 31, 2017, we owned or controlled through options approximately 47,800 home sites, of which we owned approximately 33,800. Of our owned home sites at January 31, 2017, significant improvements were completed on approximately 18,600 of them.
At January 31, 2017, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.44 billion (including $54.2 million of land to be acquired from joint ventures in which we have invested). Of the $1.44 billion of land purchase commitments, we paid or deposited $70.5 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.37 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a $1.035 billion revolving credit facility (the “Credit Facility”) that was scheduled to terminate on August 1, 2018. On May 19, 2016, we entered into a new $1.215 billion (subsequently increased to $1.295 billion), unsecured, five-year revolving credit facility (the “New Credit Facility”) and terminated the Credit Facility. Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.64 billion. Under the terms of the New Credit Facility, at January 31, 2017, our leverage ratio was approximately 0.79 to 1.00, and our tangible net worth was approximately $4.28 billion. Based upon the minimum tangible net worth requirement in the New Credit Facility, our ability to repurchase our common stock was limited to approximately $2.34 billion as of January 31, 2017. At January 31, 2017, we had $250.0 million outstanding borrowings under our New Credit Facility and had outstanding letters of credit of approximately $112.4 million under it. Subsequent to January 31, 2017, we borrowed an additional $125.0 million under the New Credit Facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have investments in Land Development Joint Ventures; Home Building Joint Ventures; Rental Property Joint Ventures; and Gibraltar Joint Ventures.

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
At January 31, 2017, we had investments in these entities of $601.7 million and were committed to invest or advance up to an additional $65.6 million to these entities if they require additional funding. At January 31, 2017, we had agreed to terms for the acquisition of 138 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $54.2 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of January 31, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2017, we have guaranteed the debt of certain unconsolidated entities aggregating $1.25 billion, of which we estimate $206.5 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2017, the unconsolidated entities had borrowed an aggregate of $747.7 million, of which we estimate $147.0 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 3 months to 46 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
In addition, we have guaranteed approximately $4.0 million of ground lease payments and insurance deductibles for three joint ventures.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2016 Form 10-K, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2016, there have been no material changes to those critical accounting policies.
SEGMENTS
We operate in two segments: Traditional Home Building and City Living. We conduct our Traditional Home Building operations in five geographic areas around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Idaho, Nevada, and Washington, and (5) California.

The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$145.6	$120.8	21%	209	180	16%	$696.8	$671.2	4%
Mid-Atlantic	184.1	169.8	8%	297	279	6%	619.7	608.6	2%
South	142.2	146.8	(3)%	190	198	(4)%	748.4	741.4	1%
West	211.1	137.3	54%	335	202	66%	630.2	679.5	(7)%
California	219.8	216.9	1%	155	159	(3)%	1,417.9	1,364.2	4%
Traditional Home Building	902.8	791.6	14%	1,186	1,018	17%	761.2	777.6	(2)%
City Living	17.9	137.0	(87)%	4	45	(91)%	4,484.1	3,044.0	47%
Total	$920.7	$928.6	(1)%	1,190	1,063	12%	$773.7	$873.5	(11)%

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$171.7	$172.6	(1)%	276	244	13%	$622.3	$707.4	(12)%
Mid-Atlantic	236.6	187.1	26%	380	300	27%	622.6	623.6	—%
South	204.0	166.9	22%	266	210	27%	766.8	794.9	(4)%
West	246.2	200.2	23%	352	281	25%	699.4	712.5	(2)%
California	335.2	253.0	32%	226	162	40%	1,483.1	1,561.9	(5)%
Traditional Home Building	1,193.7	979.8	22%	1,500	1,197	25%	795.8	818.6	(3)%
City Living	49.3	107.2	(54)%	22	53	(58)%	2,243.1	2,021.5	11%
Total	$1,243.0	$1,087.0	14%	1,522	1,250	22%	$816.7	$869.6	(6)%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$718.8	$671.0	7%	1,044	954	9%	$688.6	$703.4	(2)%
Mid-Atlantic	662.5	536.2	24%	1,069	832	28%	619.8	644.5	(4)%
South	798.2	689.3	16%	1,036	836	24%	770.4	824.5	(7)%
West	840.4	636.5	32%	1,165	895	30%	721.4	711.2	1%
California	983.1	933.9	5%	604	612	(1)%	1,627.6	1,526.0	7%
Traditional Home Building	4,003.0	3,466.9	15%	4,918	4,129	19%	814.0	839.6	(3)%
City Living	342.1	195.6	75%	227	122	86%	1,507.0	1,602.9	(6)%
Total	$4,345.1	$3,662.5	19%	5,145	4,251	21%	$844.5	$861.6	(2)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$692.8	$619.2	12%	977	890	10%	$709.1	$695.8	2%
Mid-Atlantic	610.0	518.9	18%	986	811	22%	618.7	639.9	(3)%
South	736.4	669.2	10%	960	824	17%	767.1	812.1	(6)%
West	766.5	573.5	34%	1,020	816	25%	751.5	702.8	7%
California	867.7	897.8	(3)%	533	609	(12)%	1,627.9	1,474.2	10%
Traditional Home Building	3,673.4	3,278.6	12%	4,476	3,950	13%	820.7	830.0	(1)%
City Living	310.7	225.4	38%	209	114	83%	1,486.5	1,977.2	(25)%
Total	$3,984.1	$3,504.0	14%	4,685	4,064	15%	$850.4	$862.2	(1)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2017	2016	% Change
Traditional Home Building:
North	$10.1	$8.0	26%
Mid-Atlantic	11.6	17.0	(32)%
South	13.1	21.3	(38)%
West	25.5	19.7	29%
California	43.2	43.5	(1)%
Traditional Home Building	103.5	109.5	(5)%
City Living	43.1	43.7	(1)%
Corporate and other	(36.8)	(36.4)	1%
Total	$109.8	$116.8	(6)%
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

Traditional Home Building
North

	Three months ended January 31,
	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$145.6	$120.8	21%
Units delivered	209	180	16%
Average delivered price ($ in thousands)	$696.8	$671.2	4%

Net Contracts Signed:
Net contract value ($ in millions)	$171.7	$172.6	(1)%
Net contracted units	276	244	13%
Average contracted price ($ in thousands)	$622.3	$707.4	(12)%

Cost of revenues as a percentage of revenues	78.5%	78.6%

Income before income taxes ($ in millions)	$10.1	$8.0	26%

Number of selling communities at January 31,	58	60	(3)%
The 16% increase in the number of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to increases in the number of homes closed in Illinois, New Jersey, and Massachusetts, partially offset by a decrease in the number of homes closed in New York. The increase in the number of homes closed in Illinois and Massachusetts was primarily due to a higher percentage of home closings from beginning backlog (“backlog conversion”) in the fiscal 2017 period, as compared to the fiscal 2016 period. In New Jersey, the increase was principally due to an increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The increase in the average price of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of the homes delivered.
The increase in the number of net contracts signed in the fiscal 2017 period, as compared to the fiscal 2016 period, was principally attributable to an increase in demand in Connecticut, Michigan and New Jersey, offset, in part, by a decrease in the number of selling communities in New Jersey. The decrease in the average value of each contract signed in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to a shift in the number of contracts signed to less expensive areas and/or products, particularly in Michigan where we saw a significant increase in townhome contracts.
The 26% increase in income before income taxes in the fiscal 2017 period, as compared to the fiscal 2016 period, was principally attributable to higher earnings from increased revenues, offset, in part, by higher SG&A costs.
Mid-Atlantic

	Three months ended January 31,
	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$184.1	$169.8	8%
Units delivered	297	279	6%
Average delivered price ($ in thousands)	$619.7	$608.6	2%

Net Contracts Signed:
Net contract value ($ in millions)	$236.6	$187.1	26%
Net contracted units	380	300	27%
Average contracted price ($ in thousands)	$622.6	$623.6	—%

Cost of revenues as a percentage of revenues	80.6%	77.5%

Income before income taxes ($ in millions)	$11.6	$17.0	(32)%

Number of selling communities at January 31,	69	66	5%

The increase in the number of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to an increase in the number of homes closed in Pennsylvania which was attributable to an increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The increase in the number of net contracts signed was principally due to increases in demand and in selling communities in Pennsylvania and Maryland.
The decrease in income before income taxes in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to higher inventory impairment charges and SG&A costs, offset, in part, by higher earnings from increased revenues. In the three months ended January 31, 2017, inventory impairment charges were $4.3 million, as compared to $9,000 in the three months ended January 31, 2016. During the first quarter of fiscal 2017, during our review of operating communities for impairment, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before taxes of $3.9 million.
South

	Three months ended January 31,
	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$142.2	$146.8	(3)%
Units delivered	190	198	(4)%
Average delivered price ($ in thousands)	$748.4	$741.4	1%

Net Contracts Signed:
Net contract value ($ in millions)	$204.0	$166.9	22%
Net contracted units	266	210	27%
Average contracted price ($ in thousands)	$766.8	$794.9	(4)%

Cost of revenues as a percentage of revenues	78.7%	76.8%

Income before income taxes ($ in millions)	$13.1	$21.3	(38)%

Number of selling communities at January 31,	70	65	8%
The increase in the number of net contracts signed in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to increased demand in North Carolina and an increase in the number of selling communities in North Carolina and Texas. The decrease in the average value of each contract signed in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2017 period, as compared to the fiscal 2016 period, was principally due to higher SG&A costs, higher cost of revenues as a percentage of revenues, and a $2.9 million decrease in earnings from lower land sales in Texas. The increase in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations.

West

	Three months ended January 31,
	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$211.1	$137.3	54%
Units delivered	335	202	66%
Average delivered price ($ in thousands)	$630.2	$679.5	(7)%

Net Contracts Signed:
Net contract value ($ in millions)	$246.2	$200.2	23%
Net contracted units	352	281	25%
Average contracted price ($ in thousands)	$699.4	$712.5	(2)%

Cost of revenues as a percentage of revenues	76.9%	75.3%

Income before income taxes ($ in millions)	$25.5	$19.7	29%

Number of selling communities at January 31,	84	62	35%
The increase in the number of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to an increase in the number of homes in backlog at October 31, 2016, as compared to the number of homes in backlog at
October 31, 2015 and the delivery of 74 homes in the period from our Coleman acquisition. The decrease in the average delivered price of homes delivered was primarily due to our acquisition of Coleman, where the average price of homes delivered in the fiscal 2017 period was $296,100. Excluding the Coleman closings, the average price of homes delivered in the fiscal 2017 period increased 7%, as compared to the fiscal 2016 period. The increase in the average price of homes delivered, excluding Coleman closings, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products.
The increase in the value and number of net contracts signed in the fiscal 2017 period, as compared the fiscal 2016 period, was principally due to the 60 contracts we signed during the fiscal 2017 period at Coleman communities.
The increase in income before income taxes in the fiscal 2017 period, as compared the fiscal 2016 period, was due mainly to higher earnings from the increased revenues, partially offset by higher SG&A costs, higher cost of revenues, as a percentage of revenues, and a $2.9 million recovery in the fiscal 2016 period of previously incurred charges related to a Land Development Joint Venture. The increase in cost of revenues, as a percentage of revenues, was primarily due to the impact of purchase accounting for the homes sold from the Coleman acquisition inventory and a shift in the number of homes delivered to lower-margin products and/or locations.
California

	Three months ended January 31,
	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$219.8	$216.9	1%
Units delivered	155	159	(3)%
Average delivered price ($ in thousands)	$1,417.9	$1,364.2	4%

Net Contracts Signed:
Net contract value ($ in millions)	$335.2	$253.0	32%
Net contracted units	226	162	40%
Average contracted price ($ in thousands)	$1,483.1	$1,561.9	(5)%

Cost of revenues as a percentage of revenues	71.7%	71.2%

Income before income taxes ($ in millions)	$43.2	$43.5	(1)%

Number of selling communities at January 31,	35	31	13%

The increase in the average price of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The 40% increase in the number of net contracts signed in the fiscal 2017 period, as compared the fiscal 2016 period, was due mainly to an increase in demand and an increase in the number of selling communities in our southern California market. The decrease in the average sales price of net contracts signed was principally due to a shift in the number of contracts signed to less expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2017 period, as compared to the fiscal 2016 period, was due mainly to higher SG&A costs, offset, in part, by higher earnings from our investment in unconsolidated entities.
City Living

	Three months ended January 31,
	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$17.9	$137.0	(87)%
Units delivered	4	45	(91)%
Average delivered price ($ in thousands)	$4,484.1	$3,044.0	47%

Net Contracts Signed:
Net contract value ($ in millions)	$49.3	$107.2	(54)%
Net contracted units	22	53	(58)%
Average contracted price ($ in thousands)	$2,243.1	$2,021.5	11%

Cost of revenues as a percentage of revenues	59.7%	60.8%

Income before income taxes ($ in millions)	$43.1	$43.7	(1)%

Number of selling communities at January 31,	5	7	(29)%
The decrease in the number of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was principally due to a decrease in closings at 400 Park Avenue South where there are less available units and at 410 at Society Hill which sold out in fiscal 2016. The increase in the average price of homes delivered in the fiscal 2017 period, as compared to the fiscal 2016 period, was primarily due to a shift in the number of homes delivered from the Philadelphia, Pennsylvania market to the metro New York City market, where average selling prices were higher.
The decrease in the number of net contracts signed in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to strong sales in the first quarter of fiscal 2016 at one of our buildings located in Hoboken, New Jersey, which opened in the fourth quarter of fiscal 2015, which initially benefited from pent up demand. The increase in the average sales price of net contracts signed was principally due to a shift to more expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2017 period, as compared to the fiscal 2016 period, was mainly due to lower earnings from decreased revenues, offset, in part, by a $34.7 million increase in earnings from our investments in unconsolidated entities and $3.1 million recognized of previously deferred gains. In the three months ended January 31, 2017 and 2016, we recognized $34.5 million in earnings from our investments in unconsolidated entities, as compared to a loss of $0.2 million in the three months ended January 31, 2016. The tables below provide information related to deliveries and revenues and net contracts signed by our joint ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Three months ended January 31,
	2017 Units	2016 Units	2017 $	2016 $
Deliveries	73	—	$204.6	$—
Net contracts signed	14	8	$30.0	$29.3

	At January 31,				At October 31,
	2017 Units	2016 Units	2017 $	2016 $	2016 Units	2015 Units	2016 $	2015 $
Backlog	55	129	$233.8	$437.0	114	121	$408.5	$407.8

Corporate and Other

	Three months ended January 31,
	2017	2016	Change
Loss before income taxes ($ in millions)	$(36.8)	$(36.4)	1%
The 1% increase in the loss before income taxes in the fiscal 2017 period, as compared to the fiscal 2016 period, was principally attributable to higher SG&A costs and a gain of $1.6 million recognized in the fiscal 2016 period, from a bulk sale of security monitoring accounts by our home security monitoring business in fiscal 2015. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees. These increases to the loss before income taxes were partially offset by our recognition in the fiscal 2017 period of a $6.2 million gain related to the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in the suburbs of Philadelphia, Pennsylvania.
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

The table below sets forth, at January 31, 2017, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2017	$436,410	8.49%	$57,040	2.78%
2018	308,854	0.72%	150	0.88%
2019	370,482	3.98%	150	0.88%
2020	253,815	6.72%	150	0.88%
2021	1,762	5.95%	750,150	2.13%
Thereafter (b)	1,453,780	5.17%	13,210	0.79%
Discount and deferred issuance costs	(11,852)		(1,643)
Total	$2,813,251	5.18%	$819,207	2.15%
Fair value at January 31, 2017	$2,930,551		$820,850

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2017, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.2 million per year.

(b)
The fixed-rate debt amount for fiscal 2018 includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes (the “0.5% Exchangeable Senior Notes”). The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended January 31, 2017, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2016 to November 30, 2016	552	$27.30	552	15,286
December 1, 2016 to December 31, 2016	2	$31.06	2	15,284
January 1, 2017 to January 31, 2017	3	$31.21	3	15,281
Total	557	$27.33	557

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2017, we withheld 152,219 of the shares subject to performance based restricted stock units and restricted stock units to cover $4.8 million of income tax withholdings and we issued the remaining 219,472 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2017, the net exercise method was employed to exercise options to acquire 15,000 shares of our common stock; we withheld 14,472 of the shares subject to the options to cover $477,000 of option exercise costs and income tax withholdings and issued the remaining 528 shares to the participants.The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

(b)
On May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2017.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. The first quarterly dividend of $0.08 per share will be paid on April 28, 2017 to shareholders of record on the close of business on April 14, 2017.

ITEM 6. EXHIBITS

4.1*
Fifteenth Supplemental Indenture dated as of January 31, 2017, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.2*
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.3*
Twelfth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 7, 2017	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 7, 2017	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)