Form 10-Q
period 2017-04-30
TOLL BROTHERS INC
filed 2017-06-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At June 1, 2017, there were approximately 163,575,000 shares of Common Stock, $0.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general, and administrative expenses; interest expense; inventory write-downs; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, investigations, and claims.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2017	October 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$691,266	$633,715
Restricted cash and investments	797	31,291
Inventory	7,602,695	7,353,967
Property, construction, and office equipment, net	173,449	169,576
Receivables, prepaid expenses, and other assets	536,514	582,758
Mortgage loans held for sale	89,485	248,601
Customer deposits held in escrow	74,493	53,057
Investments in unconsolidated entities	540,215	496,411
Deferred tax assets, net of valuation allowances	158,050	167,413
	$9,866,964	$9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable	$637,931	$871,079
Senior notes	2,993,882	2,694,372
Mortgage company loan facility	61,129	210,000
Customer deposits	387,940	309,099
Accounts payable	305,500	281,955
Accrued expenses	937,396	1,072,300
Income taxes payable	89,191	62,782
Total liabilities	5,412,969	5,501,587
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at April 30, 2017 and October 31, 2016	1,779	1,779
Additional paid-in capital	716,124	728,464
Retained earnings	4,159,300	3,977,297
Treasury stock, at cost — 14,743 and 16,154 shares at April 30, 2017 and October 31, 2016, respectively	(426,116)	(474,912)
Accumulated other comprehensive loss	(2,999)	(3,336)
Total stockholders’ equity	4,448,088	4,229,292
Noncontrolling interest	5,907	5,910
Total equity	4,453,995	4,235,202
	$9,866,964	$9,736,789
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Revenues	$2,284,242	$2,044,123	$1,363,512	$1,115,557

Cost of revenues	1,810,443	1,582,882	1,077,441	870,571
Selling, general and administrative	284,971	250,136	147,876	128,340
	2,095,414	1,833,018	1,225,317	998,911
Income from operations	188,828	211,105	138,195	116,646
Other:
Income from unconsolidated entities	92,349	17,756	45,904	9,118
Other income – net	27,813	28,353	15,110	14,633
Income before income taxes	308,990	257,214	199,209	140,397
Income tax provision	113,936	94,980	74,571	51,343
Net income	$195,054	$162,234	$124,638	$89,054

Other comprehensive income (loss), net of tax:
Change in pension liability	337	(132)	168	155
Change in unrealized income on derivative held by equity investee		31		4
Other comprehensive income (loss)	337	(101)	168	159
Total comprehensive income	$195,391	$162,133	$124,806	$89,213

Per share:
Basic earnings	$1.20	$0.95	$0.76	$0.53
Diluted earnings	$1.15	$0.91	$0.73	$0.51
Cash dividend declared	$0.08		$0.08

Weighted-average number of shares:
Basic	163,040	171,578	163,492	168,952
Diluted	170,910	179,403	171,403	176,414
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2017	2016
Cash flow provided by (used in) operating activities:
Net income	$195,054	$162,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,123	11,029
Stock-based compensation	15,585	15,081
Excess tax benefits from stock-based compensation	(708)	(665)
Income from unconsolidated entities	(92,349)	(17,756)
Distributions of earnings from unconsolidated entities	108,864	10,230
Income from foreclosed real estate and distressed loans	(4,018)	(1,415)
Deferred tax provision	3,816	722
Change in deferred tax valuation allowances	262	302
Inventory impairments and write-offs	8,917	7,634
Other	2,501	79
Changes in operating assets and liabilities
Increase in inventory	(190,125)	(289,735)
Origination of mortgage loans	(513,836)	(490,279)
Sale of mortgage loans	671,899	488,890
Decrease (increase) in restricted cash and investments	30,494	(12,102)
Decrease in receivables, prepaid expenses, and other assets	56,034	11,421
Increase in customer deposits	57,405	32,416
(Decrease) increase in accounts payable and accrued expenses	(128,634)	32,845
Increase in income taxes payable	27,117	23,189
Net cash provided by (used in) operating activities	260,401	(15,880)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(11,709)	(7,324)
Sale and redemption of marketable securities		10,000
Investments in unconsolidated entities	(113,515)	(21,383)
Return of investments in unconsolidated entities	98,087	28,478
Investment in foreclosed real estate and distressed loans	(513)	(866)
Return of investments in foreclosed real estate and distressed loans	4,376	33,435
Acquisition of a business	(85,183)
Net cash (used in) provided by investing activities	(108,457)	42,340
Cash flow used in financing activities:
Proceeds from issuance of senior notes	300,000
Debt issuance costs for senior notes	(2,830)	(43)
Proceeds from loans payable	769,454	821,984
Principal payments of loans payable	(1,173,880)	(1,119,911)
Proceeds from stock-based benefit plans	40,628	5,003
Excess tax benefits from stock-based compensation	708	665
Purchase of treasury stock	(15,422)	(230,263)
Dividends paid	(13,051)
Receipts related to noncontrolling interest, net		290
Net cash used in financing activities	(94,393)	(522,275)
Net increase (decrease) in cash and cash equivalents	57,551	(495,815)
Cash and cash equivalents, beginning of period	633,715	918,993
Cash and cash equivalents, end of period	$691,266	$423,178
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2016 balance sheet amounts and disclosures included herein have been derived from our October 31, 2016 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (“2016 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2017; the results of our operations for the six-month and three-month periods ended April 30, 2017 and 2016; and our cash flows for the six-month periods ended April 30, 2017 and 2016. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and requires re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. We adopted ASU 2015-02 on November 1, 2016, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs arising from services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for our fiscal year beginning November 1, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-07 may have on our consolidated financial statements and disclosures.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic

610-20 that was issued in connection with ASU 2014-09, as defined below, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for our fiscal year beginning November 1, 2018 and we are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. We are currently evaluating the impact that the adoption of ASU 2017-05 may have on our consolidated financial statements and disclosures.
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more robust framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for our fiscal year beginning November 1, 2018. We are currently evaluating the impact that the adoption of ASU 2017-01 may have on our consolidated financial statements and disclosures.
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
2. Inventory
Inventory at April 30, 2017 and October 31, 2016 consisted of the following (amounts in thousands):

	April 30, 2017	October 31, 2016
Land controlled for future communities	$76,604	$71,729
Land owned for future communities	1,457,975	1,884,146
Operating communities	6,068,116	5,398,092
	$7,602,695	$7,353,967
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

Communities that were previously offering homes for sale but are temporarily closed due to business conditions, do not have any remaining backlog, and are not expected to reopen within 12 months of the end of the fiscal period being reported on have been classified as land owned for future communities.
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	April 30, 2017	October 31, 2016
Land owned for future communities:
Number of communities	15	18
Carrying value (in thousands)	$124,691	$123,936
Operating communities:
Number of communities	5	3
Carrying value (in thousands)	$24,713	$8,523

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Land controlled for future communities	$782	$634	$121	$253
Land owned for future communities	1,200	300	1,200
Operating communities	6,935	6,700	2,935	6,100
	$8,917	$7,634	$4,256	$6,353
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At April 30, 2017, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2017, we determined that 87 land purchase contracts, with an aggregate purchase price of $1.02 billion, on which we had made aggregate deposits totaling $51.7 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2016, we determined that 78 land purchase contracts, with an aggregate purchase price of $987.3 million, on which we had made aggregate deposits totaling $44.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Interest capitalized, beginning of period	$369,419	$373,128	$376,880	$379,930
Interest incurred	85,310	80,412	43,536	40,305
Interest expensed to cost of revenues	(68,486)	(67,745)	(40,558)	(35,722)
Interest expensed in other income	(1,995)	(309)	(1,953)	(34)
Interest capitalized on investments in unconsolidated entities	(4,214)	(2,243)	(1,820)	(1,236)
Previously capitalized interest transferred to investments in unconsolidated entities	(4,030)		—	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	209	239	128	239
Interest capitalized, end of period	$376,213	$383,482	$376,213	$383,482

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
The table below provides information as of April 30, 2017, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	13	4	28
Investment in unconsolidated entities	$292,463	$100,772	$128,181	$18,799	$540,215
Number of unconsolidated entities with funding commitments by the Company	5	1	3	1	10
Company’s remaining funding commitment to unconsolidated entities	$35,843	$8,300	$2,467	$9,621	$56,231
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2017, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	1	11	15
Aggregate loan commitments	$275,000	$236,500	$1,015,866	$1,527,366
Amounts borrowed under loan commitments	$250,111	$82,677	$756,606	$1,089,394
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the six months ended April 30, 2017, our Land Development Joint Ventures sold approximately 509 lots and recognized revenues of $100.8 million. We acquired 162 of these lots for $46.2 million. Our share of the joint venture income from the lots we acquired of $7.0 million was deferred by reducing our basis in those lots acquired. The Company recognized impairment charges in connection with one Land Development Joint Venture of $2.0 million for the six months ended April 30, 2017. During the six months ended April 30, 2016, our Land Development Joint Ventures sold approximately 539 lots and recognized revenues of $98.7 million. We acquired 112 of these lots for $35.3 million. Our share of the income from the lots we acquired of $5.2 million was deferred by reducing our basis in those lots acquired. There were no impairment charges recognized for the six months ending April 30, 2016.
During the three months ended April 30, 2017, our Land Development Joint Ventures sold approximately 206 lots and recognized revenues of $44.6 million. We acquired 60 of these lots for $21.2 million. Our share of the joint venture income of $3.3 million from the lots we acquired was deferred by reducing our basis in those acquired lots. The Company recognized impairment charges in connection with one Land Development Joint Venture of $2.0 million for the three months ended April 30, 2017. During the three months ended April 30, 2016, our Land Development Joint Ventures sold approximately 456 lots and recognized revenues of $86.1 million. We acquired 103 of these lots for $34.5 million. Our share of the income of $5.0 million from the lots we acquired was deferred by reducing our basis in those acquired lots. There were no impairment charges recognized for the three months ended April 30, 2016.
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. At April 30, 2017, we had an investment of $178.5 million in this joint venture and were committed to make additional contributions to this joint venture of up to $5.0 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller. In December 2016, the joint venture entered into a $200.0 million loan agreement and each member made a capital contribution of $80.0 million. A portion of the proceeds from the loan in addition to the capital contributions made by the members were used to repay the purchase money mortgage. At April 30, 2017, this joint venture had $189.2 million of outstanding borrowings under the loan.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. During the six months ended April 30, 2017, our Home Building Joint Ventures delivered 143 homes with a sales value of $370.6 million. During the six months ended April 30, 2016, our Home Building Joint Ventures delivered 40 homes with a sales value of $37.5 million.
During the three months ended April 30, 2017 and 2016, our Home Building Joint Ventures delivered 56 homes with a sales value of $153.2 million and 21 homes with a sales value of $21.5 million, respectively.
In December 2016, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City. Before the formation of this joint venture, we acquired the property and incurred approximately $176.0 million of land and land development costs. The joint venture, in which we have a 20% interest, purchased the property from us at our cost, a portion of which was financed by a $236.5 million construction loan obtained by the joint venture. From the sale and financing, we received proceeds of $148.0 million, of which $106.1 million was held in escrow by our captive title company at October 31, 2016 and was included in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet at October 31, 2016. At April 30, 2017, we had an investment of $30.0 million in this joint venture and the joint venture had $82.7 million of outstanding borrowings under the construction loan.
Rental Property Joint Ventures
As of April 30, 2017, our Rental Property Joint Ventures owned 12 for-rent apartment projects, which are located in the metro Boston to metro Washington, D.C. corridor. At April 30, 2017, our joint ventures had approximately 2,950 units that were occupied or ready for occupancy, 600 units in the lease-up stage, and 1,400 units under active development. In addition, we either own, have under contract, or under a letter of intent approximately 5,590 units. We intend to develop these units with joint venture partners in the future.
In the second quarter of fiscal 2017, we sold a 25% interest in one of our Rental Property Joint Ventures to an unrelated third party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $112.2 million construction loan with a $133.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $42.9 million and recognized a gain of $20.5 million in the six and three months ended April 30, 2017 which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At April 30, 2017, we had a 25% interest and an $8.4 million investment in this joint venture.
In the first quarter of fiscal 2017, we sold a 25% interest in another one of our Rental Property Joint Ventures to an unrelated third party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $54.1 million construction loan with a $56.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $12.0 million and recognized a gain of $6.2 million in the three months ended January 31, 2017 and the six months ended April 30, 2017, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At April 30, 2017, we had a 25% interest and a $3.3 million investment in this joint venture.
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building near Union Station in Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. In the third quarter of fiscal 2016, as a result of the sale of 50% of our interest to our partner, we recognized a gain of $3.0 million. Due to our continued involvement in the joint venture through our ownership interest, we deferred an additional $3.0 million of the gain on the sale. At April 30, 2017, we had an investment of $29.3 million in this joint venture and expect to make additional investments of approximately $0.3 million for the development of this project. In November 2016, the joint venture entered into a $130.6 million construction loan agreement. At April 30, 2017, there were $6.8 million of outstanding borrowings under the construction loan agreement.
In the fourth quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 390-unit luxury for-rent residential apartment building in a Boston, Massachusetts suburb, on land that we were under contract to purchase. We have a 25% interest in this joint venture. On October 20, 2016, the joint venture entered into a $91.0 million construction loan agreement with a bank to finance the development of this project. At April 30, 2017, there were no outstanding borrowings under the construction loan agreement. At April 30, 2017, we had an investment of $10.3 million in this joint venture and expect to make additional investments of approximately $1.2 million for the development of this project.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related Home Building Joint Venture. At April 30, 2017, we had invested $37.4 million in this joint venture. In December 2016, this joint venture entered into an $80.0 million, three-year term loan agreement. The proceeds from the term loan, along with proceeds from the closing of condominium units at the Home Building Joint Venture, were used to repay an existing construction loan. At April 30, 2017, this joint venture had $80.0 million of outstanding borrowings under the term loan.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of April 30, 2017, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.8 million in both the six-month periods ended April 30, 2017 and 2016. We recognized fees of $0.4 million in both the three-month periods ended April 30, 2017 and 2016. In the first quarter of fiscal 2016, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No distributions were received from the Trust in the first half of fiscal 2017.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into two ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of April 30, 2017, we had an investment of $10.3 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned (“REO”) and distressed loans for $24.1 million. We have a 24% interest in this venture. In the three months ended April 30, 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At April 30, 2017, we have a $4.9 million investment in this venture and are committed to invest an additional $9.6 million, if necessary.
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
We believe that, as of April 30, 2017, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2017, certain unconsolidated entities have loan commitments aggregating $1.32 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $194.0 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2017, the unconsolidated entities had borrowed an aggregate of $887.6 million, of which we estimate $157.8 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 43 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
In addition, we have guaranteed approximately $2.2 million of ground lease payments and insurance deductibles for three joint ventures.

As of April 30, 2017, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.4 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At April 30, 2017 and October 31, 2016, we determined that five and three, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At April 30, 2017 and October 31, 2016, our investments in the unconsolidated joint ventures deemed to be VIEs, which is included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $18.8 million and $16.4 million, respectively. At April 30, 2017, the maximum exposure of loss to our investments in the unconsolidated joint ventures that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $9.6 million of additional commitments to the VIEs. At October 31, 2016, the maximum exposure of loss to our investments in the unconsolidated joint ventures that are VIEs was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $1.4 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees at October 31, 2016, $14.3 million is related to repayment and carry cost guarantees.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	April 30, 2017	October 31, 2016
Cash and cash equivalents	$108,560	$130,794
Inventory	1,146,487	1,074,888
Loans receivable, net	27,900	—
Non-performing loan portfolio	1,698	4,298
Rental properties	911,344	621,615
Rental properties under development	186,558	302,632
Real estate owned (“REO”)	60,137	87,226
Other assets	168,913	175,805
Total assets	$2,611,597	$2,397,258
Debt	$1,093,498	$1,164,883
Other liabilities	125,239	152,881
Members’ equity	1,362,679	980,354
Noncontrolling interest	30,181	99,140
Total liabilities and equity	$2,611,597	$2,397,258
Company’s net investment in unconsolidated entities (1)	$540,215	$496,411

(1)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of the acquisition price of an investment in a Land Development Joint Venture in fiscal 2012 that was in excess of our pro rata share of the underlying equity; impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Revenues	$500,727	$166,018	$205,024	$123,531
Cost of revenues	290,894	102,492	125,188	66,979
Other expenses	39,722	18,375	18,588	9,065
Total expenses	330,616	120,867	143,776	76,044
Gain on disposition of loans and REO	31,639	34,689	22,753	8,706
Income from operations	201,750	79,840	84,001	56,193
Other income	9,497	2,351	6,912	1,346
Income before income taxes	211,247	82,191	90,913	57,539
Income tax provision	6,314	—	2,487	—
Net income including earnings from noncontrolling interests	204,933	82,191	88,426	57,539
Less: income attributable to noncontrolling interest	(13,089)	(15,023)	(11,009)	(3,413)
Net income attributable to controlling interest	191,844	67,168	77,417	54,126
Other comprehensive income	—	100	—	13
Total comprehensive income	$191,844	$67,268	$77,417	$54,139
Company’s equity in earnings of unconsolidated entities (2)	$92,349	$17,756	$45,904	$9,118

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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2017 and October 31, 2016, consisted of the following (amounts in thousands):

	April 30, 2017	October 31, 2016
Expected recoveries from insurance carriers and others	$162,475	$165,696
Improvement cost receivable	95,129	85,627
Escrow cash held by our captive title company	40,919	138,633
Property held for rental development	134,874	81,693
Investment in foreclosed real estate owned	4,258	11,552
Prepaid expenses	18,143	25,659
Other	80,716	73,898
	$536,514	$582,758

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2017 and October 31, 2016, loans payable consisted of the following (amounts in thousands):

	April 30, 2017	October 31, 2016
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	—	250,000
Loans payable – other	139,483	122,809
Deferred issuance costs	(1,552)	(1,730)
	$637,931	$871,079
Senior Unsecured Term Loan
On February 3, 2014, we entered into a $485.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. We borrowed the full amount of the Term Loan Facility on February 3, 2014. In October 2014, we increased the Term Loan Facility by $15.0 million and borrowed the full amount of the increase. The Term Loan Facility, as amended, matures on August 2, 2021. At April 30, 2017, the interest rate on borrowings was 2.39% per annum.
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
Under the terms of the New Credit Facility, at April 30, 2017, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.71 billion. Under the terms of the New Credit Facility, at April 30, 2017, our leverage ratio was approximately 0.70 to 1.00, and our tangible net worth was approximately $4.41 billion. Based upon the limitations related to our repurchase of common stock in the New Credit Facility, our ability to repurchase our common stock was limited to approximately $2.40 billion as of April 30, 2017.
At April 30, 2017, we had no outstanding borrowings under the New Credit Facility and had outstanding letters of credit of approximately $120.0 million under the New Credit Facility. At April 30, 2017, the interest rate on borrowings under the New Credit Facility would have been 2.50% per annum.
Loans Payable – Other
Our “Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2017, the weighted-average interest rate on “Loans payable – other” was 3.75% per annum.
Senior Notes
At April 30, 2017, we, through Toll Brothers Finance Corp., had nine issues of Senior Notes outstanding with an aggregate principal amount of $3.01 billion. In March 2017, the Company issued $300 million principal amount of 4.875% Senior Notes due 2027. The Company received $297.2 million of net proceeds from the issuance of these Senior Notes.
Mortgage Company Loan Facility
In October 2016, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a Mortgage Warehousing Agreement (“Warehousing Agreement”) with a syndicate of banks. The purpose of the Warehousing Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $150.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $210.0 million for a short period of time. The Warehousing Agreement expires on October 27, 2017, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum. At April 30, 2017, the interest rate on the Warehousing Agreement was 3.00% per annum. At April 30, 2017 and October 31, 2016, there was $61.1 million and $210.0 million, respectively, outstanding under the Warehousing Agreement, respectively, which are included in liabilities in our Condensed Consolidated Balance Sheets.
6. Accrued Expenses
Accrued expenses at April 30, 2017 and October 31, 2016 consisted of the following (amounts in thousands):

	April 30, 2017	October 31, 2016
Land, land development, and construction	$139,603	$153,264
Compensation and employee benefits	136,924	138,282
Escrow liability	40,198	137,396
Self-insurance	129,190	126,431
Warranty	355,934	370,992
Deferred income	40,722	43,488
Interest	36,472	34,903
Commitments to unconsolidated entities	8,278	5,637
Other	50,075	61,907
	$937,396	$1,072,300
As previously disclosed in Note 6, “Accrued Expenses” in our 2016 Form 10-K, we reviewed communities in Pennsylvania and Delaware (which are in our Mid-Atlantic region) and determined that we needed to make repairs primarily to older homes in certain of these communities relating to stucco and other water intrusion claims. Each quarter, we review and update our assumptions to the estimates used in determining our estimated liability for these claims. This review and update includes an analysis to determine an estimated number of claims likely to be received and the estimated costs to resolve these claims. This analysis involves many factors including: the number of communities involved; the closing dates of the homes in each community; the number of claims received to date; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims in each community; the expected recovery from our insurance carriers and others; and the amount of warranty and self-insurance reserves already recorded. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs could differ from those estimated, such differences could be material, and, therefore, we are unable to estimate the range of any such differences.
Based upon our reviews for the six month and three month periods ended April 30, 2017, we determined that no adjustments to our previous estimates were needed. Based upon our review for the three months ended April 30, 2016, we determined that our estimated costs had increased and we recognized an additional charge of $2.5 million in the six month and three month periods ended April 30, 2016. As of April 30, 2017, we recognized cumulative charges of approximately $171.8 million for water intrusion claims; the estimated aggregate cost of these claims is $324.4 million, of which we expect to recover approximately $152.6 million from outside insurance carriers and suppliers.
At April 30, 2017 and October 31, 2016, our estimated remaining liability to be expended for the aforementioned known and unknown stucco and other water intrusion claims was $282.8 million and $298.0 million, respectively, of which we expect to recover a total of approximately $130.4 million and $141.7 million, respectively, from outside insurance carriers and others.

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Balance, beginning of period	$370,992	$93,083	$364,058	$90,661
Additions – homes closed during the period	12,701	10,967	7,597	6,471
Addition – Coleman liabilities acquired	1,111
Increase in accruals for homes closed in prior years	3,188	6,192	1,494	3,739
Reclassification from other accruals	1,082	—	350	—
Charges incurred	(33,140)	(19,048)	(17,565)	(9,677)
Balance, end of period	$355,934	$91,194	$355,934	$91,194
7. Income Taxes
We recorded income tax provisions of $113.9 million and $95.0 million for the six months ended April 30, 2017 and 2016, respectively. The effective tax rate was 36.9% for the six months ended April 30, 2017 and 2016. For the three months ended April 30, 2017 and 2016, we recorded an income tax provision of $74.6 million and $51.3 million, respectively. The effective tax rate for the three months ended April 30, 2017 was 37.4%, compared to 36.6% for the three months ended April 30, 2016. The income tax provisions for all periods included the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. We estimate our rate for the full fiscal year 2017 for state income taxes will be 7.5%. Our state income tax rate for the full fiscal year 2016 was 7.0%.
For state tax purposes, due to past and projected losses in certain jurisdictions where we do not have carryback potential and/or cannot sufficiently forecast future taxable income, we recognized net cumulative valuation allowances against our state deferred tax assets of $32.4 million and $32.2 million as of April 30, 2017 and October 31, 2016, respectively.
At April 30, 2017, we had $26.2 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Total stock-based compensation expense recognized	$15,585	$15,081	$6,256	$5,858
Income tax benefit recognized	$6,094	$5,809	$2,441	$2,254
At April 30, 2017 and October 31, 2016, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $37.2 million and $27.0 million, respectively.

9. Stock Repurchase Program and Cash Dividend
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Number of shares purchased (in thousands)	563	7,707	5	2,938
Average price per share	$27.41	$29.88	$35.57	$27.27
Remaining authorization at April 30 (in thousands)	15,276	10,827	15,276	10,827
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. The first quarterly dividend of $0.08 per share was paid on April 28, 2017 to shareholders of record on the close of business on
April 14, 2017.
10. Income per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of income per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Numerator:
Net income as reported	$195,054	$162,234	$124,638	$89,054
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	769	777	385	388
Numerator for diluted earnings per share	$195,823	$163,011	$125,023	$89,442

Denominator:
Basic weighted-average shares	163,040	171,578	163,492	168,952
Common stock equivalents (a)	2,011	1,967	2,051	1,604
Shares attributable to 0.5% Exchangeable Senior Notes	5,859	5,858	5,860	5,858
Diluted weighted-average shares	170,910	179,403	171,403	176,414

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	3,535	3,659	1,865	4,364
Shares issued under stock incentive and employee stock purchase plans	1,974	483	694	10

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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2017	October 31, 2016
Mortgage Loans Held for Sale	Level 2	$89,485	$248,601
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(59)	$1,390
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(646)	$(921)
Forward Loan Commitments — IRLCs	Level 2	$646	$921
At April 30, 2017 and October 31, 2016, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess/(Deficit)
At April 30, 2017	$88,731	$89,485	$754
At October 31, 2016	$246,794	$248,601	$1,807
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%
April 30	827 - 856	6 - 11	16.3%

Fiscal 2016:
January 31	—	—	—
April 30	369 - 394	18 - 23	16.3%
July 31	—	—	—
October 31	—	—	—

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
				$6,935
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2017		October 31, 2016
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$639,483	$637,819	$872,809	$870,384
Senior notes (b)	Level 1	3,007,376	3,148,869	2,707,376	2,843,177
Mortgage company loan facility (c)	Level 2	61,129	61,129	210,000	210,000
		$3,707,988	$3,847,817	$3,790,185	$3,923,561

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Interest income	$1,930	$936	$989	$532
Income from ancillary businesses	6,846	7,421	4,549	3,692
Gibraltar	2,870	6,249	2,932	5,421
Management fee income from unconsolidated entities	7,971	4,515	3,682	2,408
Retained customer deposits	3,054	3,669	1,308	1,556
Income from land sales	5,086	4,491	1,527	493
Other	56	1,072	123	531
Total other income – net	$27,813	$28,353	$15,110	$14,633
In the six months ended April 30, 2016, our security monitoring business recognized a gain of $1.6 million from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses in the table above.

Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Revenues	$60,584	$54,132	$32,056	$29,263
Expenses	$53,738	$46,711	$27,507	$25,571
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Revenues	$146,837	$13,592	$2,123	$2,901
Expenses	(146,205)	(9,101)	(1,932)	(2,408)
Deferred gain recognized	4,454		1,336
Income from land sales	$5,086	$4,491	$1,527	$493
Land sale revenues for the six months ended April 30, 2017 includes $143.3 million related to an in substance real estate sale transaction which resulted in a new Home Building Joint Venture in which we have a 20% interest. No gain or loss was realized on the sale. See Note 3, “Investments in Unconsolidated Entities,” for more information on this transaction.
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. As previously described in our 2016 Form 10-K, in the fourth quarter of fiscal 2016, our estimated liability for these water intrusion claims increased significantly. The Company will produce documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
Investments in Unconsolidated Entities
At April 30, 2017, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2017	October 31, 2016
Aggregate purchase commitments:
Unrelated parties	$1,476,063	$1,544,185
Unconsolidated entities that the Company has investments in	33,036	79,204
Total	$1,509,099	$1,623,389
Deposits against aggregate purchase commitments	$77,734	$65,299
Additional cash required to acquire land	1,431,365	1,558,090
Total	$1,509,099	$1,623,389
Amount of additional cash required to acquire land included in accrued expenses	$16,145	$18,266

In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2017, we also had purchase commitments to acquire land for apartment developments of approximately $104.0 million, of which we had outstanding deposits in the amount of $4.7 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At April 30, 2017, we had outstanding surety bonds amounting to $685.5 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $347.9 million of work remains on these improvements. We have an additional $138.6 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2017, we had outstanding letters of credit of $120.0 million under our New Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2017, we had agreements of sale outstanding to deliver 6,018 homes with an aggregate sales value of $5.00 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2017	October 31, 2016
Aggregate mortgage loan commitments:
IRLCs	$360,056	$255,647
Non-IRLCs	1,316,381	1,094,861
Total	$1,676,437	$1,350,508
Investor commitments to purchase:
IRLCs	$360,056	$255,647
Mortgage loans receivable	82,495	231,398
Total	$442,551	$487,045
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, and Washington
California:    California

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Revenues:
Traditional Home Building:
North	$334,983	$286,492	$189,345	$165,674
Mid-Atlantic	410,542	356,395	226,491	186,587
South	337,307	339,246	195,111	192,448
West	513,835	325,625	302,702	188,367
California	593,079	545,341	373,303	328,439
Traditional Home Building	2,189,746	1,853,099	1,286,952	1,061,515
City Living	94,496	191,024	76,560	54,042
Total	$2,284,242	$2,044,123	$1,363,512	$1,115,557

Income (loss) before income taxes:
Traditional Home Building:
North	$20,606	$16,306	$10,513	$8,273
Mid-Atlantic	33,543	37,870	21,911	20,887
South	33,930	52,379	20,819	31,134
West	67,822	43,851	42,325	24,163
California	126,529	118,483	83,336	74,948
Traditional Home Building	282,430	268,889	178,904	159,405
City Living	85,032	59,916	41,930	16,235
Corporate and other	(58,472)	(71,591)	(21,625)	(35,243)
Total	$308,990	$257,214	$199,209	$140,397
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2017	October 31, 2016
Traditional Home Building:
North	$1,110,080	$1,020,250
Mid-Atlantic	1,196,635	1,166,023
South	1,296,650	1,203,554
West	1,253,967	1,130,625
California	2,635,819	2,479,885
Traditional Home Building	7,493,151	7,000,337
City Living	793,714	946,738
Corporate and other	1,580,099	1,789,714
Total	$9,866,964	$9,736,789
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

	Six months ended April 30,
	2017	2016
Cash flow information:
Interest paid, net of amount capitalized	$7,659	$267
Income tax payments	$83,666	$72,767
Income tax refunds	$925	$2,001
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$26,232	$10,647
Financed portion of land sale	$625
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$7,094	$4,913
Rental property acquired by capital land lease	$7,167
Defined benefit plan amendment		$757
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital	$5,068	$9,797
Transfer of inventory to investment in unconsolidated entities	$36,256
Transfer of investment in distressed loans and foreclosed real estate to investment in unconsolidated entities		$5,917
Miscellaneous increases to investments in unconsolidated entities	$1,951	$102
Acquisition of a Business:
Fair value of assets purchased	$90,560
Liabilities assumed	$5,377
Cash paid	$85,183

16. Supplemental Guarantor Information
At April 30, 2017, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

Original amount issued and amount outstanding
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
4.875% Senior Notes due 2027	$300,000
0.5% Exchangeable Senior Notes due 2032	$287,500
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
During the preparation of the Form 10-Q for the three months ended January 31, 2017, we identified an immaterial revision that was necessary to certain columns in the consolidating statements for the year ended October 31, 2016. The revision impacted the Guarantor and Nonguarantor Subsidiaries columns in the Consolidating Statement of Operations and Comprehensive Income for the year ended October 31, 2016 and the Nonguarantor Subsidiaries and Eliminations columns in the Condensed Consolidating Balance Sheet as of October 31, 2016, by offsetting amounts. Corresponding changes to the Consolidating Statement of Cash Flows for the year ended October 31, 2016 were also made. The revision had no impact on any consolidated totals of such consolidating statements.
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

Condensed Consolidating Balance Sheet at April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	602,081	89,185	—	691,266
Restricted cash and investments				797		797
Inventory			7,323,997	278,698		7,602,695
Property, construction and office equipment, net			158,001	15,448		173,449
Receivables, prepaid expenses and other assets			362,081	228,506	(54,073)	536,514
Mortgage loans held for sale				89,485		89,485
Customer deposits held in escrow			72,088	2,405		74,493
Investments in unconsolidated entities			82,450	457,765		540,215
Investments in and advances to consolidated entities	4,379,229	3,045,059	91,740	168,054	(7,684,082)	—
Deferred tax assets, net of valuation allowances	158,050					158,050
	4,537,279	3,045,059	8,692,438	1,330,343	(7,738,155)	9,866,964
LIABILITIES AND EQUITY
Liabilities
Loans payable			630,764	7,167		637,931
Senior notes		2,987,990			5,892	2,993,882
Mortgage company loan facility				61,129		61,129
Customer deposits			368,389	19,551		387,940
Accounts payable			303,078	2,422		305,500
Accrued expenses		35,231	592,050	375,644	(65,529)	937,396
Advances from consolidated entities			2,276,748	693,772	(2,970,520)	—
Income taxes payable	89,191					89,191
Total liabilities	89,191	3,023,221	4,171,029	1,159,685	(3,030,157)	5,412,969
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	716,124	49,400		93,734	(143,134)	716,124
Retained earnings (deficit)	4,159,300	(27,562)	4,521,361	68,011	(4,561,810)	4,159,300
Treasury stock, at cost	(426,116)					(426,116)
Accumulated other comprehensive loss	(2,999)					(2,999)
Total stockholders’ equity	4,448,088	21,838	4,521,409	164,751	(4,707,998)	4,448,088
Noncontrolling interest				5,907		5,907
Total equity	4,448,088	21,838	4,521,409	170,658	(4,707,998)	4,453,995
	4,537,279	3,045,059	8,692,438	1,330,343	(7,738,155)	9,866,964

Condensed Consolidating Balance Sheet at October 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	583,440	50,275	—	633,715
Restricted cash and investments	11,708			19,583		31,291
Inventory			6,896,205	457,806	(44)	7,353,967
Property, construction and office equipment, net			153,663	15,913		169,576
Receivables, prepaid expenses and other assets	77		319,319	299,978	(36,616)	582,758
Mortgage loans held for sale				248,601		248,601
Customer deposits held in escrow			50,079	2,978		53,057
Investments in unconsolidated entities			101,999	394,412		496,411
Investments in and advances to consolidated entities	4,112,876	2,741,160	20,519	90,671	(6,965,226)	—
Deferred tax assets, net of valuation allowances	167,413					167,413
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable			871,079			871,079
Senior notes		2,683,823			10,549	2,694,372
Mortgage company loan facility				210,000		210,000
Customer deposits			292,794	16,305		309,099
Accounts payable			280,107	1,848		281,955
Accrued expenses		32,559	610,958	469,527	(40,744)	1,072,300
Advances from consolidated entities			1,737,682	799,082	(2,536,764)	—
Income taxes payable	62,782					62,782
Total liabilities	62,782	2,716,382	3,792,620	1,496,762	(2,566,959)	5,501,587
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,464	49,400		6,734	(56,134)	728,464
Retained earnings (deficit)	3,977,297	(24,622)	4,332,556	67,805	(4,375,739)	3,977,297
Treasury stock, at cost	(474,912)					(474,912)
Accumulated other comprehensive loss	(3,336)					(3,336)
Total stockholders’ equity	4,229,292	24,778	4,332,604	77,545	(4,434,927)	4,229,292
Noncontrolling interest				5,910		5,910
Total equity	4,229,292	24,778	4,332,604	83,455	(4,434,927)	4,235,202
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,239,917	129,698	(85,373)	2,284,242
Cost of revenues			1,767,348	79,634	(36,539)	1,810,443
Selling, general and administrative	24	1,965	298,648	34,872	(50,538)	284,971
	24	1,965	2,065,996	114,506	(87,077)	2,095,414
Income (loss) from operations	(24)	(1,965)	173,921	15,192	1,704	188,828
Other:
Income from unconsolidated entities			8,478	83,871		92,349
Other income – net	4,682		12,266	8,809	2,056	27,813
Intercompany interest income		75,053		2,146	(77,199)	—
Interest expense		(77,745)		(954)	78,699	—
Income from subsidiaries	304,332		104,408		(408,740)	—
Income (loss) before income taxes	308,990	(4,657)	299,073	109,064	(403,480)	308,990
Income tax provision (benefit)	113,936	(1,717)	110,268	40,211	(148,762)	113,936
Net income (loss)	195,054	(2,940)	188,805	68,853	(254,718)	195,054
Other comprehensive income	337					337
Total comprehensive income (loss)	195,391	(2,940)	188,805	68,853	(254,718)	195,391

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,874,962	225,750	(56,589)	2,044,123
Cost of revenues			1,478,061	110,867	(6,046)	1,582,882
Selling, general and administrative	22	1,920	260,530	35,201	(47,537)	250,136
	22	1,920	1,738,591	146,068	(53,583)	1,833,018
Income (loss) from operations	(22)	(1,920)	136,371	79,682	(3,006)	211,105
Other:
Income from unconsolidated entities			10,333	7,423		17,756
Other income – net	4,711		13,395	10,539	(292)	28,353
Intercompany interest income		72,977			(72,977)	—
Interest expense		(75,714)		(563)	76,277	—
Income from subsidiaries	252,525		92,425		(344,950)	—
Income (loss) before income taxes	257,214	(4,657)	252,524	97,081	(344,948)	257,214
Income tax provision (benefit)	94,980	(1,794)	97,272	37,396	(132,874)	94,980
Net income (loss)	162,234	(2,863)	155,252	59,685	(212,074)	162,234
Other comprehensive (loss) income	(132)		31			(101)
Total comprehensive income (loss)	162,102	(2,863)	155,283	59,685	(212,074)	162,133

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,324,094	84,002	(44,584)	1,363,512
Cost of revenues			1,043,091	50,163	(15,813)	1,077,441
Selling, general and administrative	24	997	154,767	17,924	(25,836)	147,876
	24	997	1,197,858	68,087	(41,649)	1,225,317
Income (loss) from operations	(24)	(997)	126,236	15,915	(2,935)	138,195
Other:
Income from unconsolidated entities			3,334	42,570		45,904
Other income – net	2,289		5,015	4,309	3,497	15,110
Intercompany interest income		38,557		2,146	(40,703)	—
Interest expense		(39,850)		(291)	40,141	—
Income from subsidiaries	196,944		62,360		(259,304)	—
Income (loss) before income taxes	199,209	(2,290)	196,945	64,649	(259,304)	199,209
Income tax provision (benefit)	74,571	(868)	73,647	24,285	(97,064)	74,571
Net income (loss)	124,638	(1,422)	123,298	40,364	(162,240)	124,638
Other comprehensive income	168					168
Total comprehensive income (loss)	124,806	(1,422)	123,298	40,364	(162,240)	124,806

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,090,366	55,527	(30,336)	1,115,557
Cost of revenues			853,260	20,780	(3,469)	870,571
Selling, general and administrative	10	951	134,625	17,228	(24,474)	128,340
	10	951	987,885	38,008	(27,943)	998,911
Income (loss) from operations	(10)	(951)	102,481	17,519	(2,393)	116,646
Other:
Income from unconsolidated entities			7,336	1,782		9,118
Other income – net	2,320		5,226	6,346	741	14,633
Intercompany interest income		36,480			(36,480)	—
Interest expense		(37,819)		(315)	38,134	—
Income from subsidiaries	138,087		23,043		(161,130)	—
Income (loss) before income taxes	140,397	(2,290)	138,086	25,332	(161,128)	140,397
Income tax provision (benefit)	51,343	(882)	53,168	9,744	(62,030)	51,343
Net income (loss)	89,054	(1,408)	84,918	15,588	(99,098)	89,054
Other comprehensive income	155		4			159
Total comprehensive income (loss)	89,209	(1,408)	84,922	15,588	(99,098)	89,213

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,984,356	361,685	(176,533)	5,169,508
Cost of revenues			3,919,729	288,044	(63,708)	4,144,065
Selling, general and administrative	75	3,809	558,822	74,328	(101,652)	535,382
	75	3,809	4,478,551	362,372	(165,360)	4,679,447
Income (loss) from operations	(75)	(3,809)	505,805	(687)	(11,173)	490,061
Other:
Income from unconsolidated entities			16,913	23,835		40,748
Other income - net	9,501		27,873	17,456	3,388	58,218
Intercompany interest income		145,828			(145,828)	—
Interest expense		(151,410)		(2,203)	153,613	—
Income from consolidated subsidiaries	579,601		29,010		(608,611)	—
Income (loss) before income taxes	589,027	(9,391)	579,601	38,401	(608,611)	589,027
Income tax provision (benefit)	206,932	(3,299)	203,614	13,490	(213,805)	206,932
Net income (loss)	382,095	(6,092)	375,987	24,911	(394,806)	382,095
Other comprehensive (loss) income	(858)		31			(827)
Total comprehensive income (loss)	381,237	(6,092)	376,018	24,911	(394,806)	381,268

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	64,132	6,729	(189,934)	390,949	(11,475)	260,401
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(12,043)	334		(11,709)
Investment in unconsolidated entities			(1,969)	(111,546)		(113,515)
Return of investments in unconsolidated entities			29,566	68,521		98,087
Investment in foreclosed real estate and distressed loans				(513)		(513)
Return of investments in foreclosed real estate and distressed loans				4,376		4,376
Acquisition of a business			(85,183)			(85,183)
Investment paid - intercompany			(45,000)		45,000	—
Intercompany advances	(76,995)	(303,899)			380,894	—
Net cash (used in) provided by investing activities	(76,995)	(303,899)	(114,629)	(38,828)	425,894	(108,457)
Cash flow (used in) provided by financing activities:
Net proceeds from issuance of senior notes		300,000				300,000
Debt issuance costs for senior notes		(2,830)				(2,830)
Proceeds from loans payable			125,000	644,454		769,454
Principal payments of loans payable			(380,555)	(793,325)		(1,173,880)
Proceeds from stock-based benefit plans	40,628					40,628
Excess tax benefits from stock-based compensation	708					708
Purchase of treasury stock	(15,422)					(15,422)
Dividends paid	(13,051)					(13,051)
Investment received intercompany				45,000	(45,000)	—
Intercompany advances			578,759	(209,340)	(369,419)	—
Net cash (used in) provided by financing activities	12,863	297,170	323,204	(313,211)	(414,419)	(94,393)
Net increase in cash and cash equivalents	—	—	18,641	38,910	—	57,551
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	602,081	89,185	—	691,266

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	45,565	11,996	(166,251)	104,238	(11,428)	(15,880)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(6,626)	(698)		(7,324)
Sale and redemption of marketable securities				10,000		10,000
Investments in unconsolidated entities			(1,763)	(19,620)		(21,383)
Return of investments in unconsolidated entities			22,236	6,242		28,478
Investment in foreclosed real estate and distressed loans				(866)		(866)
Return of investments in foreclosed real estate and distressed loans				33,435		33,435
Dividend received – intercompany			5,000		(5,000)	—
Intercompany advances	179,030	(11,953)			(167,077)	—
Net cash provided by (used in) investing activities	179,030	(11,953)	18,847	28,493	(172,077)	42,340
Cash flow (used in) provided by financing activities:
Debt issuance costs for senior notes		(43)				(43)
Proceeds from loans payable			100,000	721,984		821,984
Principal payments of loans payable			(397,927)	(721,984)		(1,119,911)
Proceeds from stock-based benefit plans	5,003					5,003
Excess tax benefits from stock-based compensation	665					665
Purchase of treasury stock	(230,263)					(230,263)
Receipts related to noncontrolling interest				290		290
Dividend paid – intercompany				(5,000)	5,000	—
Intercompany advances			(46,447)	(132,058)	178,505	—
Net cash (used in) provided by financing activities	(224,595)	(43)	(344,374)	(136,768)	183,505	(522,275)
Net decrease in cash and cash equivalents	—	—	(491,778)	(4,037)	—	(495,815)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	291,821	131,357	—	423,178

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	60,465	14,768	105,709	(64,386)	32,215	148,771
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(27,835)	(591)		(28,426)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(2,637)	(67,018)		(69,655)
Return of investments in unconsolidated entities			32,857	14,949		47,806
Investment in distressed loans and foreclosed real estate				(1,133)		(1,133)
Return of investments in distressed loans and foreclosed real estate				49,619		49,619
Dividends received intercompany			5,000		(5,000)	—
Investment paid intercompany			(5,000)		5,000	—
Intercompany advances	323,207	(14,733)			(308,474)	—
Net cash provided by (used in) investing activities	323,207	(14,733)	2,385	5,826	(308,474)	8,211
Cash flow (used in) provided by financing activities:
Debt issuance costs for senior notes		(35)				(35)
Proceeds from loans payable			550,000	1,893,496		2,443,496
Debt issuance costs for loans payable			(4,868)			(4,868)
Principal payments of loans payable			(714,089)	(1,783,496)		(2,497,585)
Proceeds from stock-based benefit plans	6,986					6,986
Excess tax benefits from stock-based compensation	2,114					2,114
Purchase of treasury stock	(392,772)					(392,772)
Receipts related to noncontrolling interest				404		404
Dividends paid intercompany				(5,000)	5,000	—
Investment received intercompany				5,000	(5,000)	—
Intercompany advances			(139,296)	(136,963)	276,259	—
Net cash (used in) provided by financing activities	(383,672)	(35)	(308,253)	(26,559)	276,259	(442,260)
Net decrease in cash and cash equivalents	—	—	(200,159)	(85,119)	—	(285,278)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	583,440	50,275	—	633,715

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
OVERVIEW
Financial and Operational Highlights
In the six-month period ended April 30, 2017, we recognized $2.28 billion of revenues and net income of $195.1 million, as compared to $2.04 billion of revenues and net income of $162.2 million in the six-month period ended April 30, 2016. In the three-month period ended April 30, 2017, we recognized $1.36 billion of revenues and net income of $124.6 million, as compared to $1.12 billion of revenues and net income of $89.1 million in the three-month period ended April 30, 2016.
In the six-month periods ended April 30, 2017 and 2016, the value of net contracts signed was $3.26 billion (4,033 homes) and $2.73 billion (3,243 homes), respectively. In the three-month periods ended April 30, 2017 and 2016, the value of net contracts signed was $2.02 billion (2,511 homes) and $1.65 billion (1,993 homes), respectively.
The value of our backlog at April 30, 2017 was $5.00 billion (6,018 homes), as compared to our backlog at April 30, 2016 of $4.19 billion (4,940 homes). Our backlog at October 31, 2016 was $3.98 billion (4,685 homes).
At April 30, 2017, we had $691.3 million of cash and cash equivalents on hand and approximately $1.18 billion available under our $1.295 billion revolving credit facility (the “New Credit Facility”) that matures in May 2021. At April 30, 2017, we had no outstanding borrowings under the New Credit Facility. We did have approximately $120.0 million of outstanding letters of credit under the New Credit Facility.
At April 30, 2017, we owned or controlled through options approximately 46,600 home sites, as compared to approximately 45,400 at April 30, 2016; 48,800 at October 31, 2016; and 44,300 at October 31, 2015. Of the approximately 46,600 total home sites that we owned or controlled through options at April 30, 2017, we owned approximately 32,600 and controlled approximately 14,000 through options. Of the 32,600 home sites owned or controlled through options, approximately 18,000 were substantially improved. In addition, at April 30, 2017, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At April 30, 2017, we were selling from 316 communities, compared to 299 at April 30, 2016; 310 at October 31, 2016; and 288 at October 31, 2015.
At April 30, 2017, our total stockholders’ equity and our debt to total capitalization ratio were $4.45 billion and 0.45 to 1.00, respectively.
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
Our Business Environment and Current Outlook
The current housing market continues to strengthen and grow. We believe solid and improving demand for homes, low interest rates, the limited supply of resale and new homes, and the financial strength of our affluent buyer base are driving our growth. Our buyers are further benefiting from a solid employment picture, strong consumer confidence, a robust stock market, and increasing equity in their existing homes.
We believe we are also benefiting from the appeal and national recognition of our brand and a lack of large scale competition in the affordable end of the luxury new home market. The breadth of products we offer enables us to appeal to a wide range of demographic groups, including affluent move-up, empty-nester and millennial buyers, are also fueling demand for our homes. Furthermore, our home designs and our customization program differentiate us within our segment of the luxury market.
Our broad buyer base, combined with our strong balance sheet, and well located communities, is enabling us to outpace our peers in many metrics. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
The supply of new and existing homes continues to trail the growth in population and households.  We believe the new home market continues to have significant pent-up demand, though stronger in some markets than in others. We are producing strong results even with industry-wide home production levels still well below historic norms. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released.  We expect that this increase in demand will drive production to address the existing deficit in housing supply compared to projected household growth.
RESULTS OF OPERATIONS – OVERVIEW
The following table sets forth, for the six months and three months ended April 30, 2017 and 2016, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Six months ended April 30,			Three months ended April 30,
	2017	2016	% Change	2017	2016	% Change
Revenues	$2,284.2	$2,044.1	12%	$1,363.5	$1,115.6	22%
Cost of revenues	1,810.4	1,582.9	14%	1,077.4	870.6	24%
Selling, general and administrative	285.0	250.1	14%	147.9	128.3	15%
	2,095.4	1,833.0	14%	1,225.3	998.9	23%
Income from operations	188.8	211.1	(11)%	138.2	116.6	19%
Other
Income from unconsolidated entities	92.3	17.8	420%	45.9	9.1	404%
Other income – net	27.8	28.4	(2)%	15.1	14.6	3%
Income before income taxes	309.0	257.2	20%	199.2	140.4	42%
Income tax provision	113.9	95.0	20%	74.6	51.3	45%
Net income	$195.1	$162.2	20%	$124.6	$89.1	40%

Supplemental information:
Cost of revenues as a percentage of revenues	79.3%	77.4%		79.0%	78.0%
SG&A as a percentage of revenues	12.5%	12.2%		10.8%	11.5%
Effective tax rate	36.9%	36.9%		37.4%	36.5%

Deliveries – units	2,828	2,367	19%	1,638	1,304	26%
Deliveries – average selling price *	$807.7	$863.6	(6)%	$832.4	$855.5	(3)%

Net contracts signed – value	$3,262.3	$2,732.3	19%	$2,019.3	$1,645.2	23%
Net contracts signed – units	4,033	3,243	24%	2,511	1,993	26%
Net contracts signed – average selling price *	$808.9	$842.5	(4)%	$804.2	$825.5	(3)%

	April 30, 2017	April 30, 2016	% Change	October 31, 2016	October 31, 2015	% Change
Backlog – value	$5,000.9	$4,192.1	19%	$3,984.1	$3,504.0	14%
Backlog – units	6,018	4,940	22%	4,685	4,064	15%
Backlog – average selling price *	$831.0	$848.6	(2)%	$850.4	$862.2	(1)%
* $ amounts in thousands.
Note: Due to rounding, amounts may not add.

Revenues and Cost of Revenues
The increase in revenues for the six months ended April 30, 2017, as compared to the six months ended April 30, 2016, was attributable to a 19% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2016, as compared to October 31, 2015, offset, in part, by a 6% decrease in the average price of the homes delivered. The decrease in the average delivered price was due to a decrease in the number of homes delivered in the metro New York City market, where average prices are significantly higher than the average prices of our traditional homebuilding product; an increase in deliveries of lower priced attached and age qualified products in the fiscal 2017 period, as compared to the fiscal 2016 period; and the impact of lower priced products delivered from communities acquired in our purchase of Coleman in November 2016. The increase in cost of revenues, as a percentage of revenues, in the six months ended April 30, 2017 was due primarily to fewer closings in our City Living buildings where margins were higher; the impact of purchase accounting for the homes sold from communities acquired in our purchase of Coleman; higher material and labor costs; a higher number of closings from lower margin communities; and an increase in inventory impairment and write-offs. This increase was partially offset by lower interest expense in the fiscal 2017 period, as compared to the fiscal 2016 period. In the fiscal 2017 and fiscal 2016 periods, interest expense as a percentage of revenues was 3.0% and 3.3%, respectively, and we recognized inventory impairments and write-offs of $8.9 million and $7.6 million, respectively.
The increase in revenues for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, was primarily attributable to a 26% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2016, as compared to October 31, 2015, offset, in part, by a 3% decrease in the average price of the homes delivered. The decrease in the average price was due to an increase in deliveries of lower priced attached and age qualified products in the fiscal 2017 period, as compared to the fiscal 2016 period, and the impact of lower priced product delivered from communities acquired in our purchase of Coleman. These decreases were offset, in part, by an increase in the number of homes delivered in the metro New York City and California markets, where average prices were higher and an increase in the average delivered price of our City Living product due to a change in product mix. The increase in cost of revenues, as a percentage of revenues, in the three months ended April 30, 2017 was due primarily to a shift in closings to buildings with lower gross margins in our City Living product, the impact of purchase accounting for the homes sold from communities acquired in our purchase of Coleman, higher material and labor costs, and a higher number of closings from lower margin communities. These increases were partially offset by increased closings in California at higher margins, lower interest expense, and a decrease in inventory impairment and write-offs in the fiscal 2017 period, as compared to the fiscal 2016 period. In the fiscal 2017 and fiscal 2016 periods, interest expense as a percentage of revenues was 3.0% and 3.2%, respectively, and we recognized inventory impairments and write-offs of $4.3 million and $6.4 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $34.8 million in the six-month period ended April 30, 2017, as compared to the six-month period ended April 30, 2016. As a percentage of revenues, SG&A increased to 12.5% in the fiscal 2017 period, from 12.2% in the fiscal 2016 period. The increase in SG&A, as a percentage of revenues, in the fiscal 2017 period was due to SG&A spending increasing by 14% while revenues increased 12% from the fiscal 2016 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased spending on advertising, model operating costs, and commissions, and an increase in the number of homes delivered. The increased number of employees was due primarily to the increase in the number of operating communities that we had in the fiscal 2017 period, as compared to the fiscal 2016 period.
SG&A spending increased by $19.5 million in the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016. As a percentage of revenues, SG&A decreased to 10.8% in the fiscal 2017 period, from 11.5% in the fiscal 2016 period. The decrease in SG&A, as a percentage of revenues, in the fiscal 2017 period was due to revenues increasing 22% and SG&A spending increasing by 15% from the fiscal 2016 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased number of home closed and increased selling communities. The increased number of employees was due primarily to the increase in the number of operating communities that we had in the fiscal 2017 period, as compared to the fiscal 2016 period.
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
The increase in income from unconsolidated entities for the six-month period ended April 30, 2017, as compared to the six-month period ended April 30, 2016, was due mainly to higher income from two of our Home Building Joint Ventures located in New York City and $26.7 million of gains recognized in the fiscal 2017 period related to the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania.
The increase in income from unconsolidated entities for the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016, was due mainly to higher income from two of our Home Building Joint Ventures located in New York City and a $20.5 million gain recognized related to the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in Jersey City, New Jersey.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2017	2016	2017	2016
Income from ancillary businesses	$6,846	$7,421	$4,549	$3,692
Gibraltar	2,870	6,249	2,932	5,421
Management fee income from unconsolidated entities	7,971	4,515	3,682	2,408
Income from land sales	5,086	4,491	1,527	493
Other	5,040	5,677	2,420	2,619
Total other income – net	$27,813	$28,353	$15,110	$14,633
In the six months ended April 30, 2016, our security monitoring business recognized a gain of $1.6 million related to a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above. The increase in management fee income from unconsolidated entities in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was mainly due to management fees earned on the closing of homes at two of our Home Building Joint Ventures located in New York City, which commenced closing homes in the fourth quarter of fiscal 2016. The decrease in Gibraltar earnings in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was principally due to the continued liquidation of its distressed loans and foreclosed real estate owned assets. Gibraltar’s current business strategy is, through joint ventures, to finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies.
Income Before Income Taxes
For the six-month period ended April 30, 2017, we reported income before income taxes of $309.0 million, as compared to $257.2 million in the six-month period ended April 30, 2016. For the three-month period ended April 30, 2017, we reported income before income taxes of $199.2 million, as compared to $140.4 million in the three-month period ended April 30, 2016.
Income Tax Provision
We recognized $113.9 million and $74.6 million of income tax provision in the six-month and three-month periods ended April 30, 2017, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $108.1 million and $69.7 million in the six-month and three-month periods ended April 30, 2017, respectively. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
In the six-month and three-month periods ended April 30, 2016, we recognized $95.0 million and $51.3 million of income tax provision, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $90.0 million and $49.1 million in the six-month and three-month periods ended April 30, 2016, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.

Contracts
The aggregate value of net contracts signed increased $530.0 million, or 19%, in the six-month period ended April 30, 2017, as compared to the prior year period. In the six-month periods ended April 30, 2017 and 2016, the value of net contracts signed was $3.26 billion (4,033 homes) and $2.73 billion (3,243 homes), respectively.
The aggregate value of net contracts signed increased $374.1 million, or 23%, in the three-month period ended April 30, 2017, as compared to the prior year period. In the three-month periods ended April 30, 2017 and 2016, the value of net contracts signed was $2.02 billion (2,511 homes) and $1.65 billion (1,993 homes), respectively.
The increases in the aggregate value of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were the result of increases of 24% and 26% in the number of net contracts signed, in the six-month and three-month periods, respectively, offset, in part, by decreases of 4% and 3% in the average value of each contract signed, in the six-month and three-month periods, respectively. The increases in the number of net contracts signed was the result of increased demand and to an increase in the number of selling communities in the fiscal 2017 periods, as compared to the fiscal 2016 periods. The declines in average price in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was primarily due to the inclusion of the sale of 207 homes and 147 homes from Coleman in the six and three months ended April 30, 2017, respectively, at average selling prices of $329,000 and $324,600, respectively; a decrease in the number of contracts signed in our City Living division; and an increase in the number of contracts signed in our multi-family and age-qualified product, primarily in the North, Mid-Atlantic, and West regions, which generally are a lower priced product.
Backlog
The increase in the value of our backlog at April 30, 2017, as compared to the backlog at April 30, 2016, was primarily attributable to the 14% higher value of backlog at October 31, 2016, as compared to the backlog at October 31, 2015 and a 19% increase in the value of net contracts signed in the six-month period ended April 30, 2017, as compared to the value of net contracts signed in the six-month period ended April 30, 2016, offset, in part, by a 12% increase in the value of deliveries in the six-month period ended April 30, 2017.
The value of our backlog at April 30, 2017 increased 19% to $5.00 billion (6,018 homes), as compared to our backlog at April 30, 2016 of $4.19 billion (4,940 homes). Our backlog at October 31, 2016 and 2015 was $3.98 billion (4,685 homes) and $3.50 billion (4,064 homes), respectively.
For more information regarding results of operations by operating segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets. At April 30, 2017, we had $691.3 million of cash and cash equivalents. At October 31, 2016, we had $633.7 million of cash and cash equivalents. Cash provided by operating activities during the six-month period ended April 30, 2017 was $260.4 million. Cash provided by operating activities during the fiscal 2017 period was primarily related to net income before stock-based compensation, inventory impairments, and depreciation and amortization; a decrease in mortgage loans held for sale; a decrease in restricted cash and investments; a decrease in receivables, prepaid expenses, and other assets; and increases in customer deposits and income taxes payable; offset, in part, by an increase in inventory and a decrease in accounts payable and accrued expenses.
In the six-month period ended April 30, 2017, cash used in investing activities was $108.5 million, which was primarily related to $113.5 million used to fund our investments in unconsolidated entities, $85.2 million used to acquire Coleman, and $11.7 million for the purchase of property and equipment. This was offset, in part, by $102.5 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans.
We used $94.4 million of cash from financing activities in the six-month period ended April 30, 2017 primarily for the repayment of $404.4 million of loans payable, net of borrowings, the repurchase of $15.4 million of our common stock, and the payment of a dividend on our common stock of $0.08 per share, $13.1 million in the aggregate, offset, in part, by the proceeds from the issuance of $300 million of 4.875% Senior Notes due 2027 and the proceeds of $40.6 million from our stock-based benefit plans.
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
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold before the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At April 30, 2017, we owned or controlled through options approximately 46,600 home sites, of which we owned approximately 32,600. Of our owned home sites at April 30, 2017, significant improvements were completed on approximately 18,000 of them.
At April 30, 2017, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.51 billion (including $33.0 million of land to be acquired from joint ventures in which we have invested). Of the $1.51 billion of land purchase commitments, we paid or deposited $77.7 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.43 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
On August 1, 2013, we entered into a $1.035 billion revolving credit facility (the “Credit Facility”) that was scheduled to terminate on August 1, 2018. On May 19, 2016, we entered into a new $1.215 billion (subsequently increased to $1.295 billion), unsecured, five-year revolving credit facility (the “New Credit Facility”) and terminated the Credit Facility. Under the terms of the New Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.71 billion. Under the terms of the New Credit Facility, at April 30, 2017, our leverage ratio was approximately 0.70 to 1.00, and our tangible net worth was approximately $4.41 billion. Based upon the limitations related to our repurchase of common stock in the New Credit Facility, our ability to repurchase our common stock was limited to approximately $2.40 billion as of April 30, 2017. At April 30, 2017, we had no outstanding borrowings under our New Credit Facility and had outstanding letters of credit thereunder of approximately $120.0 million.
We believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. Our $400 million principal amount of 8.91% Senior Notes will mature in October 2017. In addition, we may be required to repay our $287.5 million principal amount of 0.5% Exchangeable Senior Notes (“Exchangeable Senior Notes”) in December 2017 as the holders of these notes have the right to require us to repurchase them on December 15, 2017. We have the right to redeem the Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of the principal amount, plus accrued but unpaid interest. Due to the uncertainties in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

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
At April 30, 2017, we had investments in these entities of $540.2 million and were committed to invest or advance up to an additional $56.2 million to these entities if they require additional funding. At April 30, 2017, we had agreed to terms for the acquisition of 78 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $33.0 million. In addition, we expect to purchase approximately 3,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of April 30, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2017, we have guaranteed the debt of certain unconsolidated entities aggregating $1.32 billion, of which we estimate $194.0 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2017, the unconsolidated entities had borrowed an aggregate of $887.6 million, of which we estimate $157.8 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 43 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
In addition, we have guaranteed approximately $2.2 million of ground lease payments and insurance deductibles for three joint ventures.
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
Units Delivered and Revenues:

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$335.0	$286.5	17%	486	415	17%	$689.3	$690.4	—%
Mid-Atlantic	410.5	356.4	15%	664	579	15%	618.2	615.5	—%
South	337.3	339.3	(1)%	464	437	6%	726.9	776.4	(6)%
West	513.8	325.6	58%	776	490	58%	662.1	664.5	—%
California	593.1	545.3	9%	403	375	7%	1,471.7	1,454.1	1%
Traditional Home Building	2,189.7	1,853.1	18%	2,793	2,296	22%	784.0	807.1	(3)%
City Living	94.5	191.0	(51)%	35	71	(51)%	2,700.0	2,690.1	—%
Total	$2,284.2	$2,044.1	12%	2,828	2,367	19%	$807.7	$863.6	(6)%

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$189.3	$165.7	14%	277	235	18%	$683.6	$705.0	(3)%
Mid-Atlantic	226.5	186.6	21%	367	300	22%	617.1	622.0	(1)%
South	195.1	192.5	1%	274	239	15%	712.1	805.2	(12)%
West	302.7	188.4	61%	441	288	53%	686.4	654.1	5%
California	373.3	328.4	14%	248	216	15%	1,505.3	1,520.5	(1)%
Traditional Home Building	1,286.9	1,061.6	21%	1,607	1,278	26%	800.8	830.6	(4)%
City Living	76.6	54.0	42%	31	26	19%	2,469.7	2,078.5	19%
Total	$1,363.5	$1,115.6	22%	1,638	1,304	26%	$832.4	$855.5	(3)%
Net Contracts Signed:

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$435.9	$403.0	8%	684	571	20%	$637.3	$705.8	(10)%
Mid-Atlantic	583.5	495.7	18%	943	802	18%	618.8	618.1	—%
South	498.1	432.9	15%	672	577	16%	741.2	750.3	(1)%
West	684.4	540.8	27%	1,055	747	41%	648.7	724.0	(10)%
California	929.3	661.6	40%	614	437	41%	1,513.5	1,514.0	—%
Traditional Home Building	3,131.2	2,534.0	24%	3,968	3,134	27%	789.1	808.6	(2)%
City Living	131.1	198.3	(34)%	65	109	(40)%	2,016.9	1,819.3	11%
Total	$3,262.3	$2,732.3	19%	4,033	3,243	24%	$808.9	$842.5	(4)%

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$264.2	$230.4	15%	408	327	25%	$647.4	$704.5	(8)%
Mid-Atlantic	346.9	308.6	12%	563	502	12%	616.2	614.8	—%
South	294.1	266.0	11%	406	367	11%	724.5	724.7	—%
West	438.2	340.6	29%	703	466	51%	623.4	730.9	(15)%
California	594.1	408.5	45%	388	275	41%	1,531.2	1,485.5	3%
Traditional Home Building	1,937.5	1,554.1	25%	2,468	1,937	27%	785.1	802.3	(2)%
City Living	81.8	91.1	(10)%	43	56	(23)%	1,901.0	1,627.7	17%
Total	$2,019.3	$1,645.2	23%	2,511	1,993	26%	$804.2	$825.5	(3)%
Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$793.7	$735.7	8%	1,175	1,046	12%	$675.5	$703.4	(4)%
Mid-Atlantic	782.9	658.2	19%	1,265	1,034	22%	618.9	636.6	(3)%
South	897.2	762.8	18%	1,168	964	21%	768.2	791.3	(3)%
West	975.9	788.7	24%	1,427	1,073	33%	683.9	735.1	(7)%
California	1,203.9	1,014.0	19%	744	671	11%	1,618.1	1,511.1	7%
Traditional Home Building	4,653.6	3,959.4	18%	5,779	4,788	21%	805.3	827.0	(3)%
City Living	347.3	232.7	49%	239	152	57%	1,453.0	1,530.7	(5)%
Total	$5,000.9	$4,192.1	19%	6,018	4,940	22%	$831.0	$848.6	(2)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$692.8	$619.2	12%	977	890	10%	$709.1	$695.8	2%
Mid-Atlantic	610.0	518.9	18%	986	811	22%	618.7	639.9	(3)%
South	736.4	669.2	10%	960	824	17%	767.1	812.1	(6)%
West	766.5	573.5	34%	1,020	816	25%	751.5	702.8	7%
California	867.7	897.8	(3)%	533	609	(12)%	1,627.9	1,474.2	10%
Traditional Home Building	3,673.4	3,278.6	12%	4,476	3,950	13%	820.7	830.0	(1)%
City Living	310.7	225.4	38%	209	114	83%	1,486.5	1,977.2	(25)%
Total	$3,984.1	$3,504.0	14%	4,685	4,064	15%	$850.4	$862.2	(1)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Six months ended April 30,			Three months ended April 30,
	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$20.6	$16.3	26%	$10.5	$8.3	27%
Mid-Atlantic	33.5	37.9	(12)%	21.9	20.9	5%
South	33.9	52.4	(35)%	20.8	31.1	(33)%
West	67.8	43.8	55%	42.3	24.2	75%
California	126.6	118.5	7%	83.4	74.9	11%
Traditional Home Building	282.4	268.9	5%	178.9	159.4	12%
City Living	85.0	59.9	42%	41.9	16.2	159%
Corporate and other	(58.4)	(71.6)	(18)%	(21.6)	(35.2)	(39)%
Total	$309.0	$257.2	20%	$199.2	$140.4	42%
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
Traditional Home Building
North

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$335.0	$286.5	17%	$189.3	$165.7	14%
Units delivered	486	415	17%	277	235	18%
Average delivered price ($ in thousands)	$689.3	$690.4	—%	$683.6	$705.0	(3)%

Net Contracts Signed:
Net contract value ($ in millions)	$435.9	$403.0	8%	$264.2	$230.4	15%
Net contracted units	684	571	20%	408	327	25%
Average contracted price ($ in thousands)	$637.3	$705.8	(10)%	$647.4	$704.5	(8)%

Cost of revenues as a percentage of revenues	84.4%	84.2%		86.0%	85.8%

Income before income taxes ($ in millions)	$20.6	$16.3	26%	$10.5	$8.3	27%

Number of selling communities at April 30,	54	63	(14)%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to increases in the number of homes closed in Illinois, Massachusetts, Michigan, and New York, offset, in part, by a decrease in the number of homes settled in New Jersey. The increases in the number of homes closed in Illinois, Massachusetts, Michigan, and New York were primarily due to a higher percentage of home closings from beginning backlog (“backlog conversion”) in the fiscal 2017 periods, as compared to the fiscal 2016 periods and the increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decrease in the number of homes closed in New Jersey was mainly due to lower backlog conversion. The decrease in the average price of homes delivered in the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally attributable to an increase in demand in Connecticut, Michigan and New York, partially offset by a decrease in the number of selling communities in New Jersey. The decreases in the average value of each contract signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to a shift in the number of contracts signed to less expensive areas and/or products, particularly in Michigan and Massachusetts, where we saw a significant increase in the number of contracts signed in multifamily and active-adult, age-qualified communities.

The increases in income before income taxes in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally attributable to higher earnings from increased revenues and SG&A spending not increasing as fast as revenues.
Mid-Atlantic

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$410.5	$356.4	15%	$226.5	$186.6	21%
Units delivered	664	579	15%	367	300	22%
Average delivered price ($ in thousands)	$618.2	$615.5	—%	$617.1	$622.0	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$583.5	$495.7	18%	$346.9	$308.6	12%
Net contracted units	943	802	18%	563	502	12%
Average contracted price ($ in thousands)	$618.8	$618.1	—%	$616.2	$614.8	—%

Cost of revenues as a percentage of revenues	82.6%	80.7%		81.6%	80.5%

Income before income taxes ($ in millions)	$33.5	$37.9	(12)%	$21.9	$20.9	5%

Number of selling communities at April 30,	66	68	(3)%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to an increase in the number of homes closed in Pennsylvania, Maryland, and Virginia, which was attributable to an increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at
October 31, 2015.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally due to increases in demand, primarily in Virginia and Maryland, and an increase in the number of selling communities in Pennsylvania.
The 12% decrease in income before income taxes in the six months ended April 30, 2017, as compared to the six months ended April 30, 2016, was mainly due to higher inventory impairment charges and a $2.0 million impairment charge we recognized on one of our Land Development Joint Ventures. These decreases were, offset, in part, by higher earnings from increased revenues. In the six months ended April 30, 2017, inventory impairment charges were $5.0 million, as compared to $10,000 in the six months ended April 30, 2016. In the first quarter of fiscal 2017, during our review of operating communities for impairment, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before taxes of $3.9 million in the six months ended April 30, 2017. In the second quarter of fiscal 2017, during our evaluation of joint venture investments, we determined that the development costs assumptions used in prior impairment reviews for one Land Development Joint Venture located in Maryland needed to be increased. As a result of these cost increases, we determined that our investment in this joint venture was impaired and we concluded that the impairment was other than temporary. Accordingly, the carrying value of our investment in this joint venture was written down to its estimated fair value resulting in a charge to income before taxes of $2.0 million in the six months and three months ended April 30, 2017.
The 5% increase in income before income taxes in the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, was primarily due to higher earnings from increased revenues, partially offset by $2.0 million impairment charge we recognized on one of our Land Development Joint Ventures as discussed above and higher costs of revenues, as a percentage of revenues. The increase in cost of revenues, as a percentage of revenues, was mainly due to a shift in the number of homes delivered to lower-margin products and/or locations.

South

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$337.3	$339.3	(1)%	$195.1	$192.5	1%
Units delivered	464	437	6%	274	239	15%
Average delivered price ($ in thousands)	$726.9	$776.4	(6)%	$712.1	$805.2	(12)%

Net Contracts Signed:
Net contract value ($ in millions)	$498.1	$432.9	15%	$294.1	$266.0	11%
Net contracted units	672	577	16%	406	367	11%
Average contracted price ($ in thousands)	$741.2	$750.3	(1)%	$724.5	$724.7	—%

Cost of revenues as a percentage of revenues	81.2%	78.7%		81.2%	78.0%

Income before income taxes ($ in millions)	$33.9	$52.4	(35)%	$20.8	$31.1	(33)%

Number of selling communities at April 30,	76	67	13%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to an increase in the number of homes closed in North Carolina which was attributable to an increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decreases in the average price of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was mainly due to increased demand in Texas and an increase in the number of selling communities.
The decreases in income before income taxes in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally due to higher cost of revenues, as a percentage of revenues, higher SG&A costs, lower income earned from our investments in unconsolidated entities, and decreased earnings from land sales in Texas. The increase in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations. The higher SG&A costs were principally due to the increase in the number of selling communities. The decrease in income earned from our investments in unconsolidated entities primarily related to a decrease in the number of lots sold at one of our Land Development Joint Ventures in Texas and a $1.4 million charge for amenity construction repairs at one of our Home Building Joint Ventures located in South Carolina.
West

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$513.8	$325.6	58%	$302.7	$188.4	61%
Units delivered	776	490	58%	441	288	53%
Average delivered price ($ in thousands)	$662.1	$664.5	—%	$686.4	$654.1	5%

Net Contracts Signed:
Net contract value ($ in millions)	$684.4	$540.8	27%	$438.2	$340.6	29%
Net contracted units	1,055	747	41%	703	466	51%
Average contracted price ($ in thousands)	$648.7	$724.0	(10)%	$623.4	$730.9	(15)%

Cost of revenues as a percentage of revenues	78.7%	78.6%		78.3%	79.0%

Income before income taxes ($ in millions)	$67.8	$43.8	55%	$42.3	$24.2	75%

Number of selling communities at April 30,	79	64	23%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to an increase in the number of homes in backlog at October 31, 2016, as compared to the number of homes in backlog at

October 31, 2015, and the delivery of 139 homes and 65 homes in the six-month and three-month periods ended April 30, 2017, respectively, from our Coleman acquisition. The increase in the average delivered price of homes delivered in the three-month period end April 30, 2017, as compared to the three-month period ended April 30, 2016, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products. These increases were partially offset by deliveries of homes from communities acquired in our purchase of Coleman, where the average price of homes delivered in the three months ended April 30, 2017 was $312,000. Excluding the Coleman closings, the average price of homes delivered in the three month period ended April 30, 2017 increased 15%, as compared to the comparable fiscal 2016 period.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally due to the 207 contracts and 147 contracts we signed during the six-month and three-month periods ended April 30, 2017, respectively, at Coleman communities and increases in demand and in the number of selling communities in Nevada. The Coleman net contracts signed also reduced our average contracted price for the fiscal 2017 periods, as compared to the fiscal 2016 period. Excluding Coleman contracts, the average value of each contract signed in the six-month period ended April 30, 2017 was consistent with the average value of contracts signed in the six-months ended April 30, 2016; and the average value of each contract signed in the three-month period ended April 30, 2017 declined by 4%, compared to the three-months ended April 30, 2016, primarily due to an increase in the number of contracts signed in multifamily and active-adult, age-qualified communities.
The increases in income before income taxes in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were due mainly to higher earnings from the increased revenues and SG&A spending not increasing as fast as revenues. Partially offsetting the six month increase was a $2.9 million recovery of previously incurred charges related to a Land Development Joint Venture which benefited the six month period ended April 30, 2016.
California

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$593.1	$545.3	9%	$373.3	$328.4	14%
Units delivered	403	375	7%	248	216	15%
Average delivered price ($ in thousands)	$1,471.7	$1,454.1	1%	$1,505.3	$1,520.5	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$929.3	$661.6	40%	$594.1	$408.5	45%
Net contracted units	614	437	41%	388	275	41%
Average contracted price ($ in thousands)	$1,513.5	$1,514.0	—%	$1,531.2	$1,485.5	3%

Cost of revenues as a percentage of revenues	73.6%	74.0%		73.2%	74.0%

Income before income taxes ($ in millions)	$126.6	$118.5	7%	$83.4	$74.9	11%

Number of selling communities at April 30,	36	31	16%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to higher backlog conversion, primarily in the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016.
The 41% increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were due mainly to an increase in demand and an increase in the number of selling communities in our southern California market.
The increases in income before income taxes in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were due mainly to higher earnings from increased revenues and lower cost of revenues, as a percent of revenues, offset, in part, by higher SG&A costs, as a percentage of revenues. The increase in the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, was also partially offset by a decrease in earnings from unconsolidated entities. The lower cost of revenues, as a percentage of revenues, in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was primarily due to a shift in the number of homes delivered to higher-margin products and/or locations and price increases. The increase in SG&A costs, as a percent of revenues, was principally due to the increase in the number of selling communities. The decrease in earnings for unconsolidated entities, in the three months ended April 30, 2017, as compared to the three months ended

April 30, 2016, was attributable to a decrease in the number of lots sold by Land Development Joint Venture due to the timing of lot availably.
City Living

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$94.5	$191.0	(51)%	$76.6	$54.0	42%
Units delivered	35	71	(51)%	31	26	19%
Average delivered price ($ in thousands)	$2,700.0	$2,690.1	—%	$2,469.7	$2,078.5	19%

Net Contracts Signed:
Net contract value ($ in millions)	$131.1	$198.3	(34)%	$81.8	$91.1	(10)%
Net contracted units	65	109	(40)%	43	56	(23)%
Average contracted price ($ in thousands)	$2,016.9	$1,819.3	11%	$1,901.0	$1,627.7	17%

Cost of revenues as a percentage of revenues	75.7%	65.8%		78.1%	65.0%

Income before income taxes ($ in millions)	$85.0	$59.9	42%	$41.9	$16.2	159%

Number of selling communities at April 30,	5	6	(17)%
The decrease in the number of homes delivered in the six-month period ended April 30, 2017, as compared to the six-month period ended April 30, 2016, was principally due to a decrease in closings at 400 Park Avenue South where there were fewer available units and at 410 at Society Hill which sold out in fiscal 2016. These decreases were partially offset by the commencement of closing at 55 West 17th Street, located in New York City, and at Hampden Row, located in Bethesda, Maryland, in the six-month period ended April 30, 2017. The increase in the number of homes delivered in the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016, was mainly due to the previously mentioned closings at 55 West 17th Street and Hampden Row.
The 19% increase in the average price of homes delivered in the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016, was primarily due to the closings of more expensive homes at 1110 Park Avenue and 400 Park Avenue South in the fiscal 2017 period, as compared to fiscal 2016, partially offset by closings at Hampden Row where the average home price is lower.
The decreases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to decline in availability of homes available for sale in Philadelphia and reduced demand in the Bethesda, Maryland market in the fiscal 2017 periods. The six-month period ended April 30, 2016 also benefited from strong sales in the first quarter of fiscal 2016 at one of our buildings located in Hoboken, New Jersey, which opened in the fourth quarter of fiscal 2015, which initially benefited from pent up demand. The increases in the average sales price of net contracts signed were principally due to a shift to more expensive areas and/or products.
The 42% increase in income before income taxes in the six months ended April 30, 2017, as compared to the six months ended April 30, 2016, was mainly due to a $60.0 million increase in earnings from our investments in unconsolidated entities and $4.5 million recognized of a previously deferred gain, offset, in part, by lower earnings from decreased revenues and higher cost of revenues, as a percent of revenues. The 159% increase in income before income taxes in the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, was primarily attributable to a $25.3 million increase in earnings from our investments in unconsolidated entities, higher earnings from increased revenues, and $1.3 million recognized of a previously deferred gain, partially offset by higher cost of revenues, as a percent of revenues. The increases in cost of revenues, as a percent of revenues in the fiscal 2017 periods, as compared to the 2016 periods, were principally due to a shift in the number of homes delivered to lower-margin products and/or locations. The deferred gains relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We are recognizing the gain as units are sold by the joint venture to the ultimate home buyers.

In the six months and three months ended April 30, 2017, due to the commencement of deliveries from two City Living Home Building Joint Ventures, we recognized $59.6 million and $25.1 million in earnings from our investments in unconsolidated entities, respectively. In the six months and three months ended April 30, 2016, we recognized losses from our investments in these unconsolidated entities of $0.4 million and $0.2 million, respectively. The tables below provide information related to deliveries and revenues and net contracts signed by three City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2017 Units	2016 Units	2017 $	2016 $	2017 Units	2016 Units	2017 $	2016 $
Deliveries	106	—	$337.4	$—	33	—	$132.8	$—
Net contracts signed	23	15	$37.1	$60.1	9	7	$7.1	$30.8

	At April 30,				At October 31,
	2017 Units	2016 Units	2017 $	2016 $	2016 Units	2015 Units	2016 $	2015 $
Backlog	31	136	$108.2	$467.9	114	121	$408.5	$407.8
Corporate and Other

	Six months ended April 30,			Three months ended April 30,
	2017	2016	Change	2017	2016	Change
Loss before income taxes ($ in millions)	$(58.4)	$(71.6)	(18)%	$(21.6)	$(35.2)	(39)%
The 18% decrease in the loss before income taxes in six months ended April 30, 2017, as compared to the six months ended April 30, 2016, was principally attributable to gains of $26.7 million related to the sales of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania, offset, in part, by higher SG&A costs, lower earnings from our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC, and a gain of $1.6 million recognized in the fiscal 2016 period, from a bulk sale of security monitoring accounts by our home security monitoring business in fiscal 2015. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees.
The 39% decrease in the loss before income taxes in the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, was principally attributable to a gain of $20.5 million related to the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in Jersey City, New Jersey, offset, in part, by higher SG&A costs, and lower earnings from Gibraltar. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees.
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
The table below sets forth, at April 30, 2017, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2017	$433,114	8.51%	$61,129	3.00%
2018	317,250	0.76%	150	0.88%
2019	374,505	3.94%	150	0.88%
2020	254,300	6.72%	150	0.88%
2021	1,663	5.95%	500,150	2.39%
Thereafter (b)	1,752,217	5.12%	13,210	0.79%
Discount and deferred issuance costs	(13,494)		(1,552)
Total	$3,119,555	5.14%	$573,387	2.42%
Fair value at April 30, 2017	$3,272,879		$574,939

(a)
Based upon the amount of variable-rate debt outstanding at April 30, 2017, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.7 million per year.

(b)
The fixed-rate debt amount for fiscal 2018 includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes (the “0.5% Exchangeable Senior Notes”). The 0.5% Exchangeable Senior Notes are exchangeable into shares of our common stock at an exchange rate, as adjusted, of 20.4206 shares per $1,000 principal amount of notes, corresponding to an initial exchange price, as adjusted, of approximately $48.97 per share of common stock. Holders of the 0.5% Exchangeable Senior Notes will have the right to require Toll Brothers Finance Corp. to repurchase their notes for cash equal to 100% of their principal amount, plus accrued but unpaid interest, on each of December 15, 2017, September 15, 2022, and September 15, 2027. We will have the right to redeem the 0.5% Exchangeable Senior Notes on or after September 15, 2017, for cash equal to 100% of their principal amount, plus accrued but unpaid interest.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. As previously described in our 2016 Form 10-K, in the fourth quarter of fiscal 2016, our estimated liability for these water intrusion claims increased significantly. The Company will produce documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended April 30, 2017, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2017 to February 28, 2017	—		—	15,281
March 1, 2017 to March 31, 2017	4	$35.52	4	15,277
April 1, 2017 to April 30, 2017	1	$36.56	1	15,276
Total	5	$35.57	5

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2017, we withheld 152 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $5,500 of income tax withholdings and we issued the remaining 328 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2017, the net exercise method was not employed to exercise options.

(b)
On May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2017.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. The first quarterly dividend of $0.08 per share was paid on April 28, 2017 to shareholders of record on the close of business on April 14, 2017.

ITEM 6. EXHIBITS

4.1*
Sixteenth Supplemental Indenture dated as of April 28, 2017, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*
Fourteenth Supplemental Indenture dated as of April 30, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.3*
Thirteenth Supplemental Indenture dated as of April 30, 2017, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

10.1
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 5, 2017	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 5, 2017	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)