Form 10-Q
period 2017-07-31
TOLL BROTHERS INC
filed 2017-09-06
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At September 5, 2017, there were approximately 158,255,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$946,195	$633,715
Restricted cash and investments	781	31,291
Inventory	7,633,568	7,353,967
Property, construction, and office equipment, net	179,476	169,576
Receivables, prepaid expenses, and other assets	536,524	582,758
Mortgage loans held for sale	89,419	248,601
Customer deposits held in escrow	93,851	53,057
Investments in unconsolidated entities	514,265	496,411
Deferred tax assets, net of valuation allowances	134,857	167,413
	$10,128,936	$9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable	$619,574	$871,079
Senior notes	3,148,905	2,694,372
Mortgage company loan facility	57,921	210,000
Customer deposits	414,145	309,099
Accounts payable	276,766	281,955
Accrued expenses	956,121	1,072,300
Income taxes payable	116,883	62,782
Total liabilities	5,590,315	5,501,587
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at July 31, 2017 and October 31, 2016	1,779	1,779
Additional paid-in capital	713,624	728,464
Retained earnings	4,294,808	3,977,297
Treasury stock, at cost — 15,884 and 16,154 shares at July 31, 2017 and October 31, 2016, respectively	(474,665)	(474,912)
Accumulated other comprehensive loss	(2,832)	(3,336)
Total stockholders’ equity	4,532,714	4,229,292
Noncontrolling interest	5,907	5,910
Total equity	4,538,621	4,235,202
	$10,128,936	$9,736,789
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Revenues	$3,787,151	$3,314,057	$1,502,909	$1,269,934

Cost of revenues	2,986,471	2,574,298	1,176,028	991,416
Selling, general and administrative	440,183	385,120	155,212	134,984
	3,426,654	2,959,418	1,331,240	1,126,400
Income from operations	360,497	354,639	171,669	143,534
Other:
Income from unconsolidated entities	112,274	22,754	19,925	4,998
Other income – net	39,793	43,474	11,980	15,121
Income before income taxes	512,564	420,867	203,574	163,653
Income tax provision	168,947	153,150	55,011	58,170
Net income	$343,617	$267,717	$148,563	$105,483

Other comprehensive income, net	504	54	167	155
Total comprehensive income	$344,121	$267,771	$148,730	$105,638

Per share:
Basic earnings	$2.11	$1.58	$0.91	$0.64
Diluted earnings	$2.01	$1.52	$0.87	$0.61
Cash dividends declared	$0.16		$0.08

Weighted-average number of shares:
Basic	163,186	169,692	163,478	165,919
Diluted	171,127	177,403	171,562	173,405
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2017	2016
Cash flow provided by (used in) operating activities:
Net income	$343,617	$267,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,423	16,838
Stock-based compensation	22,088	21,006
Excess tax benefits from stock-based compensation	(1,172)	(1,131)
Income from unconsolidated entities	(112,274)	(22,754)
Distributions of earnings from unconsolidated entities	125,138	14,615
Income from foreclosed real estate and distressed loans	(4,287)	(1,593)
Deferred tax provision (benefit)	59,266	(9,807)
Change in deferred tax valuation allowances	(32,154)	506
Inventory impairments and write-offs	11,314	11,353
Other	2,299	(669)
Changes in operating assets and liabilities
Increase in inventory	(228,887)	(667,539)
Origination of mortgage loans	(821,265)	(826,058)
Sale of mortgage loans	979,625	780,508
Decrease (increase) in restricted cash and investments	30,510	(26,388)
Decrease (increase) in receivables, prepaid expenses, and other assets	46,941	(11,108)
Increase in customer deposits	64,252	43,407
(Decrease) increase in accounts payable and accrued expenses	(133,845)	38,073
Increase in income taxes payable	55,273	47,771
Net cash provided by (used in) operating activities	424,862	(325,253)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(22,401)	(23,280)
Sale and redemption of marketable securities		10,000
Investments in unconsolidated entities	(119,714)	(40,627)
Return of investments in unconsolidated entities	139,346	34,769
Investment in foreclosed real estate and distressed loans	(688)	(964)
Return of investments in foreclosed real estate and distressed loans	12,429	34,601
Acquisition of a business	(85,183)
Net cash (used in) provided by investing activities	(76,211)	14,499
Cash flow used in financing activities:
Proceeds from issuance of senior notes	455,483
Debt issuance costs for senior notes	(4,446)	(35)
Proceeds from loans payable	1,083,472	1,756,528
Debt issuance costs for loans payable		(3,936)
Principal payments of loans payable	(1,513,078)	(1,688,087)
Proceeds from stock-based benefit plans	57,958	5,336
Excess tax benefits from stock-based compensation	1,172	1,131
Purchase of treasury stock	(90,716)	(327,612)
Dividends paid	(26,016)
Receipts related to noncontrolling interest, net		290
Net cash used in financing activities	(36,171)	(256,385)
Net increase (decrease) in cash and cash equivalents	312,480	(567,139)
Cash and cash equivalents, beginning of period	633,715	918,993
Cash and cash equivalents, end of period	$946,195	$351,854
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2016 balance sheet amounts and disclosures included herein have been derived from our October 31, 2016 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (“2016 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2017; the results of our operations for the nine-month and three-month periods ended July 31, 2017 and 2016; and our cash flows for the nine-month periods ended July 31, 2017 and 2016. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs arising from services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for our fiscal year beginning November 1, 2018; however, early adoption is permitted. We expect to adopt ASU 2017-07 on November 1, 2017 and do not expect the adoption to have a material effect on our consolidated financial statements and disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning November 1, 2017. We do not expect the adoption of ASU 2016-09 to have a material effect on our consolidated financial statements and disclosures.
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
2. Inventory
Inventory at July 31, 2017 and October 31, 2016 consisted of the following (amounts in thousands):

	July 31, 2017	October 31, 2016
Land controlled for future communities	$81,512	$71,729
Land owned for future communities	1,153,712	1,884,146
Operating communities	6,398,344	5,398,092
	$7,633,568	$7,353,967
Operating communities include communities offering homes for sale; communities that have sold all available home sites but have not completed delivery of the homes; communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within 12 months of the end of the fiscal period being reported on; and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.

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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	July 31, 2017	October 31, 2016
Land owned for future communities:
Number of communities	17	18
Carrying value (in thousands)	$136,704	$123,936
Operating communities:
Number of communities	4	3
Carrying value (in thousands)	$11,553	$8,523

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Land controlled for future communities	$1,479	$3,103	$697	$2,469
Land owned for future communities	1,540	300	340
Operating communities	8,295	7,950	1,360	1,250
	$11,314	$11,353	$2,397	$3,719
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At July 31, 2017, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2017, we determined that 96 land purchase contracts, with an aggregate purchase price of $1.26 billion, on which we had made aggregate deposits totaling $58.3 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2016, we determined that 78 land purchase contracts, with an aggregate purchase price of $987.3 million, on which we had made aggregate deposits totaling $44.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Interest capitalized, beginning of period	$369,419	$373,128	$376,213	$383,482
Interest incurred	130,887	122,079	45,577	41,667
Interest expensed to cost of revenues	(114,365)	(107,176)	(45,879)	(39,431)
Interest expensed in other income	(2,097)	(606)	(102)	(297)
Interest capitalized on investments in unconsolidated entities	(6,485)	(3,947)	(2,271)	(1,704)
Previously capitalized interest transferred to investments in unconsolidated entities	(4,030)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	979	687	770	448
Interest capitalized, end of period	$374,308	$384,165	$374,308	$384,165

3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
The table below provides information as of July 31, 2017, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	13	5	29
Investment in unconsolidated entities	$283,248	$89,437	$124,951	$16,629	$514,265
Number of unconsolidated entities with funding commitments by the Company	5	1	1	1	8
Company’s remaining funding commitment to unconsolidated entities	$33,950	$8,300	$1,000	$9,621	$52,871
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2017, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	1	11	15
Aggregate loan commitments	$275,000	$236,500	$1,021,406	$1,532,906
Amounts borrowed under loan commitments	$262,175	$100,989	$780,157	$1,143,321
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the nine months ended July 31, 2017, our Land Development Joint Ventures sold 871 lots and recognized revenues of $215.9 million. We acquired 288 of these lots for $122.5 million. Our share of the joint venture income from the lots we acquired of $12.9 million was deferred by reducing our basis in those lots acquired. The Company recognized impairment charges in connection with one Land Development Joint Venture of $2.0 million in the nine months ended July 31, 2017. During the nine months ended July 31, 2016, our Land Development Joint Ventures sold approximately 634 lots and recognized revenues of $126.5 million. We acquired 178 of these lots for $61.2 million. Our share of the income from the lots we acquired of $8.9 million was deferred by reducing our basis in those lots acquired. There were no impairment charges recognized for the nine months ending July 31, 2016.
During the three months ended July 31, 2017, our Land Development Joint Ventures sold 362 lots and recognized revenues of $115.0 million. We acquired 126 of these lots for $76.3 million. Our share of the joint venture income of $5.9 million from the lots we acquired was deferred by reducing our basis in those acquired lots. During the three months ended July 31, 2016, our Land Development Joint Ventures sold approximately 95 lots and recognized revenues of $27.8 million. We acquired 66 of these lots for $25.9 million. Our share of the income of $3.7 million from the lots we acquired was deferred by reducing our basis in those acquired lots. There were no impairment charges recognized for the three months ended July 31, 2017 or 2016.
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to develop the property and sell approximately 50% of the value of the home sites to each of the members of the joint venture. In the third quarter of fiscal 2017, we purchased the first 48 lots from this joint venture for $43.3 million. At July 31, 2017, we had an investment of $180.7 million in this joint venture and were committed to make additional contributions to this joint venture of up to $3.6 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller. In December 2016, the joint venture entered into a $200.0 million loan agreement and each member made a capital contribution of $80.0 million. A portion of the proceeds from the loan in addition to the capital contributions made by the members were used to repay the purchase money mortgage. At July 31, 2017, this joint venture had $198.0 million of outstanding borrowings under the loan.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. During the nine months ended July 31, 2017 and 2016, our Home Building Joint Ventures delivered 176 homes with a sales value of $451.6 million, and 61 homes with a sales value of $55.4 million, respectively. During the three months ended July 31, 2017 and 2016, our Home Building Joint Ventures delivered 33 homes with a sales value of $81.0 million, and 21 homes with a sales value of $17.9 million, respectively.
In December 2016, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City. Before the formation of this joint venture, we acquired the property and incurred approximately $176.0 million of land and land development costs. The joint venture, in which we have a 20% interest, purchased the property from us at our cost, a portion of which was financed by a $236.5 million construction loan obtained by the joint venture. From the sale and financing, we received proceeds of $148.0 million, of which $106.1 million was held in escrow by our captive title company at October 31, 2016 and was included in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet at October 31, 2016. The amount held in escrow was released to us in December 2016. At July 31, 2017, we had an investment of $30.1 million in this joint venture and the joint venture had $101.0 million of outstanding borrowings under the construction loan.
Rental Property Joint Ventures
As of July 31, 2017, our Rental Property Joint Ventures owned 12 for-rent apartment projects and a hotel, which are located in the metro Boston to metro Washington, D.C. corridor. At July 31, 2017, our joint ventures had approximately 2,950 units that were occupied or ready for occupancy, 1,000 units in the lease-up stage, and 1,650 units under active development. In addition, we either own, have under contract, or under a letter of intent approximately 7,000 units. We intend to develop these units in joint ventures with unrelated parties in the future.
In the third quarter of fiscal 2017, one of our Rental Property Joint Ventures amended its existing $70.0 million construction loan agreement to finance construction of multifamily residential apartments in northern New Jersey. The terms of the amendment extended the maturity date and revised certain guarantees provided for under the loan, including the repayment guaranty for which our obligation increased from 25% to 100%. At July 31, 2017, this joint venture had $56.8 million of borrowings under the facility.
In the second quarter of fiscal 2017, we sold a 25% interest in one of our Rental Property Joint Ventures to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $112.2 million construction loan with a $133.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $42.9 million and recognized a gain of $20.5 million in the three months ended April 30, 2017 and in the nine months ended July 31, 2017, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At July 31, 2017, we had a 25% interest and an $8.0 million investment in this joint venture.
In the first quarter of fiscal 2017, we sold a 25% interest in another one of our Rental Property Joint Ventures to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $54.1 million construction loan with a $56.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $12.0 million and recognized a gain of $6.2 million in the three months ended January 31, 2017 and the nine months ended July 31, 2017, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At July 31, 2017, we had a 25% interest and a $3.2 million investment in this joint venture.
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building near Union Station in Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. In the third quarter of fiscal 2016, as a result of the sale of 50% of our interest to our partner, we recognized a gain of $3.0 million. Due to our continued involvement in the joint venture through our ownership interest, we deferred an additional $3.0 million of the gain on the sale. At July 31, 2017, we had an investment of $29.8 million in this joint venture. In November 2016, the joint venture entered into a $130.6 million construction loan agreement. At July 31, 2017, there were $11.0 million of outstanding borrowings under the construction loan agreement.

In the fourth quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 390-unit luxury for-rent residential apartment building in a suburb of Boston, Massachusetts, on land that we were under contract to purchase. We have a 25% interest in this joint venture. On October 20, 2016, the joint venture entered into a $91.0 million construction loan agreement with a bank to finance the development of this project. At July 31, 2017, there was $1.0 million of outstanding borrowings under the construction loan agreement. At July 31, 2017, we had an investment of $11.4 million in this joint venture.
We have an investment in a joint venture in which we have a 50% interest to develop a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related Home Building Joint Venture. The hotel commenced operations in February 2017. At July 31, 2017, we had an investment of $35.7 million in this joint venture. In December 2016, this joint venture entered into an $80.0 million, three-year term loan agreement. The proceeds from the term loan, along with proceeds from the closing of condominium units at the Home Building Joint Venture, were used to repay an existing construction loan. At July 31, 2017, this joint venture had $80.0 million of outstanding borrowings under the term loan.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of July 31, 2017, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.4 million and $1.2 million in the nine-month periods ended July 31, 2017 and 2016, respectively, of which $0.6 million and $0.4 million were recognized in the three-month periods ended July 31, 2017 and 2016, respectively. In the first quarter of fiscal 2016, we received a $2.0 million distribution from the Trust, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No distributions have been received from the Trust in fiscal 2017.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016 and third quarter of fiscal 2017, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into three ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of July 31, 2017, we had an investment of $8.8 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned (“REO”) and distressed loans for $24.1 million. We have a 24% interest in this venture. In the three months ended April 30, 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At July 31, 2017, we have a $4.2 million investment in this venture and are committed to invest an additional $9.6 million, if necessary.
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
We believe that, as of July 31, 2017, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2017, certain unconsolidated entities have loan commitments aggregating $1.08 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $250.5 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2017, the unconsolidated entities had borrowed an aggregate of $693.5 million, of which we estimate $207.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 40 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of July 31, 2017, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.7 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At July 31, 2017 and October 31, 2016, we determined that seven and three, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At July 31, 2017 and October 31, 2016, our investments in the unconsolidated entities deemed to be VIEs, which are included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $25.6 million and $16.4 million, respectively. At July 31, 2017, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.6 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $56.8 million was borrowed at July 31, 2017. At October 31, 2016, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $1.4 million of additional commitments to the VIEs. At October 31, 2016, $14.3 million of our potential exposure for these loan guarantees was related to repayment and carry cost guarantees.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):

Condensed Balance Sheets:

	July 31, 2017	October 31, 2016
Cash and cash equivalents	$103,517	$130,794
Inventory	1,134,699	1,074,888
Loans receivable, net	23,853	—
Rental properties	952,289	621,615
Rental properties under development	169,631	302,632
Real estate owned (“REO”)	55,970	87,226
Other assets	162,055	180,103
Total assets	$2,602,014	$2,397,258
Debt	$1,146,833	$1,164,883
Other liabilities	127,374	152,881
Members’ equity	1,298,996	980,354
Noncontrolling interest	28,811	99,140
Total liabilities and equity	$2,602,014	$2,397,258
Company’s net investment in unconsolidated entities (1)	$514,265	$496,411

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

Condensed Statements of Operations and Comprehensive Income:

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Revenues	$690,441	$226,772	$189,714	$60,755
Cost of revenues	389,996	145,401	99,102	42,910
Other expenses	62,193	29,723	22,472	11,347
Total expenses	452,189	175,124	121,574	54,257
Gain on disposition of loans and REO	39,530	38,102	7,891	3,413
Income from operations	277,782	89,750	76,031	9,911
Other income	11,175	4,121	1,678	1,769
Income before income taxes	288,957	93,871	77,709	11,680
Income tax provision	7,453	—	1,138	—
Net income including earnings from noncontrolling interests	281,504	93,871	76,571	11,680
Less: income attributable to noncontrolling interest	(16,417)	(11,204)	(3,328)	3,819
Net income attributable to controlling interest	265,087	82,667	73,243	15,499
Other comprehensive income	—	100	—	—
Total comprehensive income	$265,087	$82,767	$73,243	$15,499
Company’s equity in earnings of unconsolidated entities (2)	$112,274	$22,754	$19,925	$4,998

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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2017 and October 31, 2016, consisted of the following (amounts in thousands):

	July 31, 2017	October 31, 2016
Expected recoveries from insurance carriers and others	$158,353	$165,696
Improvement cost receivable	100,092	85,627
Escrow cash held by our captive title company	46,937	138,633
Properties held for rental apartment development	143,896	81,693
Investment in foreclosed real estate owned	4,098	11,552
Prepaid expenses	18,765	25,659
Other	64,383	73,898
	$536,524	$582,758

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2017 and October 31, 2016, loans payable consisted of the following (amounts in thousands):

	July 31, 2017	October 31, 2016
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	—	250,000
Loans payable – other	121,371	122,809
Deferred issuance costs	(1,797)	(1,730)
	$619,574	$871,079
Senior Unsecured Term Loan
We have a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Facility, as amended, matures in August 2021. At July 31, 2017, the interest rate on borrowings was 2.64% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below.
Credit Facility
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at July 31, 2017, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.72 billion. Under the terms of the Credit Facility, at July 31, 2017, our leverage ratio was approximately 0.67 to 1.00, and our tangible net worth was approximately $4.49 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.40 billion as of July 31, 2017.
At July 31, 2017, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $146.5 million under it. At July 31, 2017, the interest rate on borrowings under the Credit Facility would have been 2.74% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2017, the weighted-average interest rate on “Loans payable – other” was 4.04% per annum.
Senior Notes
At July 31, 2017, we had nine issues of senior notes outstanding with an aggregate principal amount of $3.16 billion. In March 2017, the Company issued $300.0 million principal amount of 4.875% Senior Notes due 2027 (“4.875% Senior Notes”). The Company received $297.2 million of net proceeds from the issuance of these senior notes. In June 2017, we issued an additional $150.0 million principal amount of the 4.875% Senior Notes. These additional notes were issued at a premium of 103.655% of principal plus accrued interest. We received $156.4 million of net proceeds from the issuance of these additional notes.
Subsequent event
On August 15, 2017, we notified holders of our 0.5% Exchangeable Senior Notes due 2032 (the “0.5% Exchangeable Senior Notes”) that we will redeem all $287.5 million aggregate principal amount of the 0.5% Exchangeable Senior Notes on September 15, 2017 with cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest.
Mortgage Company Loan Facility
In October 2016, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (“Warehousing Agreement”) with a syndicate of banks. The purpose of the Warehousing Agreement is to finance the origination of mortgage loans by TBI Mortgage; the Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $150.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $210.0 million for a short period of time. The Warehousing Agreement expires on October 27, 2017, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum. At July 31, 2017, the interest rate on the Warehousing Agreement was 3.23% per annum. At July 31, 2017 and October 31, 2016, there was $57.9 million and $210.0 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Condensed Consolidated Balance Sheets.
6. Accrued Expenses
Accrued expenses at July 31, 2017 and October 31, 2016 consisted of the following (amounts in thousands):

	July 31, 2017	October 31, 2016
Land, land development, and construction	$133,383	$153,264
Compensation and employee benefits	142,081	138,282
Escrow liability	46,302	137,396
Self-insurance	141,270	126,431
Warranty	344,365	370,992
Deferred income	39,798	43,488
Interest	47,307	34,903
Commitments to unconsolidated entities	8,596	5,637
Other	53,019	61,907
	$956,121	$1,072,300
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

In the quarter ended July 31, 2017, we identified a small number of claims from homes delivered in Delaware after the date parameters disclosed in our 2016 Form 10-K.  Based on the limited number of homes delivered by the Company in Delaware, we believe that any accrual for these pending and any future claims would be immaterial to our results of operations, liquidity, or our financial condition.
Based upon our reviews for the nine month and three month periods ended July 31, 2017, we determined that no adjustments to our previous estimates were needed. Based upon our review for the nine month and three month periods ended July 31, 2016, we determined that our estimated costs had increased and we recognized an additional charge of $4.3 million and $1.9 million, respectively, in the nine month and three month periods ended July 31, 2016. As of July 31, 2017, we recognized cumulative charges of approximately $171.8 million for water intrusion claims; the estimated aggregate cost of these claims is $324.4 million, of which we expect to recover approximately $152.6 million from outside insurance carriers and suppliers.
At July 31, 2017 and October 31, 2016, our estimated remaining liability to be expended for the aforementioned known and unknown stucco and other water intrusion claims was $269.3 million and $298.0 million, respectively, of which we expect to recover a total of approximately $122.7 million and $141.7 million, respectively, from outside insurance carriers and others.
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Balance, beginning of period	$370,992	$93,083	$355,934	$91,194
Additions – homes closed during the period	21,220	18,208	8,519	7,241
Addition – Coleman liabilities acquired	1,111
Increase in accruals for homes closed in prior years	5,539	11,045	2,351	4,853
Reclassification from other accruals	1,082
Charges incurred	(55,579)	(30,369)	(22,439)	(11,321)
Balance, end of period	$344,365	$91,967	$344,365	$91,967
7. Income Taxes
We recorded income tax provisions of $168.9 million and $153.2 million for the nine months ended July 31, 2017 and 2016, respectively. The effective tax rate was 33.0% for the nine months ended July 31, 2017, compared to 36.4% for the nine months ended July 31, 2016. For the three months ended July 31, 2017 and 2016, we recorded an income tax provision of $55.0 million and $58.2 million, respectively. The effective tax rate for the three months ended July 31, 2017 was 27.0%, compared to 35.5% for the three months ended July 31, 2016. The income tax provisions for all periods included the provision for state income taxes and interest accrued on anticipated tax assessments, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences. In addition, in the nine-month and three-month periods ended July 31, 2017, we recognized net benefits of $27.1 million and $27.9 million, respectively, associated primarily with the reversal of a state deferred tax asset valuation allowance.
We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. We estimate our rate for the full fiscal year 2017 for state income taxes will be 7.3%. Our state income tax rate for the full fiscal year 2016 was 7.0%.
At July 31, 2017, we had $26.6 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Total stock-based compensation expense recognized	$22,088	$21,006	$6,503	$5,925
Income tax benefit recognized	$8,718	$8,092	$2,624	$2,283
At July 31, 2017 and October 31, 2016, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $30.7 million and $27.0 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Number of shares purchased (in thousands)	2,492	11,405	1,929	3,698
Average price per share	$36.40	$28.72	$39.02	$26.33
Remaining authorization at July 31 (in thousands)	13,347	18,085	13,347	18,085
Subsequent to July 31, 2017 and through September 5, 2017, we repurchased approximately 3.8 million shares of our common stock at an average price of $38.27 per share.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the nine months and three months ended July 31, 2017, we declared and paid dividends of $0.16 per share and $0.08 per share, respectively.

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Numerator:
Net income as reported	$343,617	$267,717	$148,563	$105,483
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit	1,147	1,165	378	388
Numerator for diluted earnings per share	$344,764	$268,882	$148,941	$105,871

Denominator:
Basic weighted-average shares	163,186	169,692	163,478	165,919
Common stock equivalents (a)	2,077	1,853	2,210	1,628
Shares attributable to 0.5% Exchangeable Senior Notes	5,864	5,858	5,874	5,858
Diluted weighted-average shares	171,127	177,403	171,562	173,405

Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	2,556	3,854	600	4,243
Shares issued under stock incentive and employee stock purchase plans	2,762	502	788	19

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
On August 15, 2017, we notified holders of our 0.5% Exchangeable Senior Notes that we will redeem all $287.5 million aggregate principal amount of such notes on September 15, 2017. Accordingly, subsequent to September 15, 2017, the above adjustments to our diluted earnings per share calculation, related to such notes, will be removed. See Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” for additional information.
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2017	October 31, 2016
Mortgage Loans Held for Sale	Level 2	$89,419	$248,601
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(88)	$1,390
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$99	$(921)
Forward Loan Commitments — IRLCs	Level 2	$(99)	$921
At July 31, 2017 and October 31, 2016, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2017	$88,434	$89,419	$985
At October 31, 2016	$246,794	$248,601	$1,807
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%
April 30	827 - 856	6 - 11	16.3%
July 31	465 - 754	3 - 10	16.5% - 19.5%

Fiscal 2016:
January 31	—	—	—
April 30	369 - 394	18 - 23	16.3%
July 31	—	—	—
October 31	—	—	—
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
				$8,295
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2017		October 31, 2016
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$621,371	$619,975	$872,809	$870,384
Senior notes (b)	Level 1	3,157,376	3,321,149	2,707,376	2,843,177
Mortgage company loan facility (c)	Level 2	57,921	57,921	210,000	210,000
		$3,836,668	$3,999,045	$3,790,185	$3,923,561

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Interest income	$3,834	$1,612	$1,904	$676
Income from ancillary businesses, net	10,555	11,559	3,709	4,139
Gibraltar	2,650	6,351	(220)	102
Management fee income from unconsolidated entities, net	10,448	6,863	2,477	2,348
Retained customer deposits	4,461	4,449	1,407	780
Income from land sales	7,503	11,018	2,417	6,527
Other	342	1,622	286	549
Total other income – net	$39,793	$43,474	$11,980	$15,121
In the nine months ended July 31, 2016, our security monitoring business recognized a gain of $1.6 million from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses in the table above.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Revenues	$95,317	$85,955	$34,733	$32,823
Expenses	$84,762	$74,396	$31,024	$28,684
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Revenues	$151,470	$77,701	$4,633	$64,109
Expenses	(148,625)	(64,076)	(2,420)	(54,975)
Deferred gain on land sale to joint venture		(2,607)		(2,607)
Deferred gain recognized	4,658		204
Income from land sales	$7,503	$11,018	$2,417	$6,527
Land sale revenues for the nine months ended July 31, 2017 includes $143.3 million related to an in substance real estate sale transaction which resulted in a new Home Building Joint Venture in which we have a 20% interest. No gain or loss was realized on the sale. See Note 3, “Investments in Unconsolidated Entities,” for more information on this transaction. The deferred gains recognized in the fiscal 2017 periods relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We are recognizing the gain as units are sold by the entity to the ultimate home buyers. The deferred gain on land sale to joint venture in the fiscal 2016 periods relate to a sales transaction to a Rental Property Joint Venture in which we have a 50% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest, we deferred 50% of the gain realized on the sale. We will amortize this deferred gain into income over the life of the rental property using the straight line method.
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. As previously described in our 2016 Form 10-K, in the fourth quarter of fiscal 2016, our estimated liability for these water intrusion claims increased significantly. The Company has produced detailed information and documents in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
Investments in Unconsolidated Entities
At July 31, 2017, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2017	October 31, 2016
Aggregate purchase commitments:
Unrelated parties	$1,872,468	$1,544,185
Unconsolidated entities that the Company has investments in	8,921	79,204
Total	$1,881,389	$1,623,389
Deposits against aggregate purchase commitments	$94,903	$65,299
Additional cash required to acquire land	1,786,486	1,558,090
Total	$1,881,389	$1,623,389
Amount of additional cash required to acquire land included in accrued expenses	$3,672	$18,266
In addition, we expect to purchase approximately 3,400 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2017, we also had purchase commitments to acquire land for apartment developments of approximately $150.1 million, of which we had outstanding deposits in the amount of $6.2 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Surety Bonds and Letters of Credit
At July 31, 2017, we had outstanding surety bonds amounting to $713.1 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $363.2 million of work remains on these improvements. We have an additional $168.3 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.

At July 31, 2017, we had outstanding letters of credit of $146.5 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2017, we had agreements of sale outstanding to deliver 6,282 homes with an aggregate sales value of $5.31 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2017	October 31, 2016
Aggregate mortgage loan commitments:
IRLCs	$422,782	$255,647
Non-IRLCs	1,256,917	1,094,861
Total	$1,679,699	$1,350,508
Investor commitments to purchase:
IRLCs	$422,782	$255,647
Mortgage loans receivable	80,637	231,398
Total	$503,419	$487,045
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, and Washington
California:    California

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Revenues:
Traditional Home Building:
North	$560,812	$491,692	$225,829	$205,200
Mid-Atlantic	692,457	576,991	281,915	220,596
South	591,211	571,364	253,904	232,118
West	821,241	548,701	307,406	223,076
California	928,303	881,779	335,224	336,438
Traditional Home Building	3,594,024	3,070,527	1,404,278	1,217,428
City Living	193,127	243,530	98,631	52,506
Total	$3,787,151	$3,314,057	$1,502,909	$1,269,934

Income (loss) before income taxes:
Traditional Home Building:
North	$37,042	$35,300	$16,436	$18,994
Mid-Atlantic	69,171	56,348	35,628	18,478
South	67,496	84,765	33,566	32,386
West	111,002	74,164	43,180	30,313
California	199,232	198,776	72,703	80,293
Traditional Home Building	483,943	449,353	201,513	180,464
City Living	131,782	74,598	46,750	14,682
Corporate and other	(103,161)	(103,084)	(44,689)	(31,493)
Total	$512,564	$420,867	$203,574	$163,653
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2017	October 31, 2016
Traditional Home Building:
North	$1,089,376	$1,020,250
Mid-Atlantic	1,177,785	1,166,023
South	1,288,665	1,203,554
West	1,276,911	1,130,625
California	2,714,799	2,479,885
Traditional Home Building	7,547,536	7,000,337
City Living	760,349	946,738
Corporate and other	1,821,051	1,789,714
Total	$10,128,936	$9,736,789
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

	Nine months ended July 31,
	2017	2016
Cash flow information:
Interest paid, net of amount capitalized	$3,142	$876
Income tax payments	$88,281	$116,681
Income tax refunds	$1,719	$2,002
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$25,880	$25,368
Financed portion of land sale	$625
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$12,235	$8,546
Rental property acquired by capital land lease	$7,167
Defined benefit plan amendment		$757
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital	$5,119	$9,797
Transfer of inventory to investment in unconsolidated entities	$36,256
Transfer of investment in distressed loans and REO to investment in unconsolidated entities		$5,917
Transfer of other assets to investment in unconsolidated entities		$19,050
Miscellaneous increases to investments in unconsolidated entities	$1,977	$1,558
Acquisition of a Business:
Fair value of assets purchased	$90,560
Liabilities assumed	$5,377
Cash paid	$85,183

16. Supplemental Guarantor Information
At July 31, 2017, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

Original amount issued and amount outstanding
8.91% Senior Notes due 2017	$400,000
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
4.875% Senior Notes due 2027	$450,000
0.5% Exchangeable Senior Notes due 2032	$287,500
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

Condensed Consolidating Balance Sheet at July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	784,527	161,668	—	946,195
Restricted cash and investments				781		781
Inventory			7,378,098	255,470		7,633,568
Property, construction and office equipment, net			164,156	15,320		179,476
Receivables, prepaid expenses and other assets			354,597	252,406	(70,479)	536,524
Mortgage loans held for sale				89,419		89,419
Customer deposits held in escrow			91,378	2,473		93,851
Investments in unconsolidated entities			66,405	447,860		514,265
Investments in and advances to consolidated entities	4,514,891	3,211,923	91,740	128,433	(7,946,987)	—
Deferred tax assets, net of valuation allowances	134,857					134,857
	4,649,748	3,211,923	8,930,901	1,353,830	(8,017,466)	10,128,936
LIABILITIES AND EQUITY
Liabilities
Loans payable			612,407	7,167		619,574
Senior notes		3,145,380			3,525	3,148,905
Mortgage company loan facility				57,921		57,921
Customer deposits			395,407	18,738		414,145
Accounts payable			274,350	2,416		276,766
Accrued expenses	151	46,233	593,862	393,208	(77,333)	956,121
Advances from consolidated entities			2,404,026	685,740	(3,089,766)	—
Income taxes payable	116,883					116,883
Total liabilities	117,034	3,191,613	4,280,052	1,165,190	(3,163,574)	5,590,315
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	713,624	49,400		93,734	(143,134)	713,624
Retained earnings (deficit)	4,294,808	(29,090)	4,650,801	85,993	(4,707,704)	4,294,808
Treasury stock, at cost	(474,665)					(474,665)
Accumulated other comprehensive loss	(2,832)					(2,832)
Total stockholders’ equity	4,532,714	20,310	4,650,849	182,733	(4,853,892)	4,532,714
Noncontrolling interest				5,907		5,907
Total equity	4,532,714	20,310	4,650,849	188,640	(4,853,892)	4,538,621
	4,649,748	3,211,923	8,930,901	1,353,830	(8,017,466)	10,128,936

Condensed Consolidating Balance Sheet at October 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	583,440	50,275	—	633,715
Restricted cash and investments	11,708			19,583		31,291
Inventory			6,896,205	457,806	(44)	7,353,967
Property, construction and office equipment, net			153,663	15,913		169,576
Receivables, prepaid expenses and other assets	77		319,319	299,978	(36,616)	582,758
Mortgage loans held for sale				248,601		248,601
Customer deposits held in escrow			50,079	2,978		53,057
Investments in unconsolidated entities			101,999	394,412		496,411
Investments in and advances to consolidated entities	4,112,876	2,741,160	20,519	90,671	(6,965,226)	—
Deferred tax assets, net of valuation allowances	167,413					167,413
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable			871,079			871,079
Senior notes		2,683,823			10,549	2,694,372
Mortgage company loan facility				210,000		210,000
Customer deposits			292,794	16,305		309,099
Accounts payable			280,107	1,848		281,955
Accrued expenses		32,559	610,958	469,527	(40,744)	1,072,300
Advances from consolidated entities			1,737,682	799,082	(2,536,764)	—
Income taxes payable	62,782					62,782
Total liabilities	62,782	2,716,382	3,792,620	1,496,762	(2,566,959)	5,501,587
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,464	49,400		6,734	(56,134)	728,464
Retained earnings (deficit)	3,977,297	(24,622)	4,332,556	67,805	(4,375,739)	3,977,297
Treasury stock, at cost	(474,912)					(474,912)
Accumulated other comprehensive loss	(3,336)					(3,336)
Total stockholders’ equity	4,229,292	24,778	4,332,604	77,545	(4,434,927)	4,229,292
Noncontrolling interest				5,910		5,910
Total equity	4,229,292	24,778	4,332,604	83,455	(4,434,927)	4,235,202
	4,292,074	2,741,160	8,125,224	1,580,217	(7,001,886)	9,736,789

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,699,032	224,120	(136,001)	3,787,151
Cost of revenues			2,896,053	145,229	(54,811)	2,986,471
Selling, general and administrative	45	3,010	461,722	54,955	(79,549)	440,183
	45	3,010	3,357,775	200,184	(134,360)	3,426,654
Income (loss) from operations	(45)	(3,010)	341,257	23,936	(1,641)	360,497
Other:
Income from unconsolidated entities			11,224	101,050		112,274
Other income – net	7,049		21,655	9,482	1,607	39,793
Intercompany interest income		116,164	48	3,370	(119,582)	—
Interest expense		(120,178)	(3,370)	(1,328)	124,876	—
Income from subsidiaries	505,560		129,486		(635,046)	—
Income (loss) before income taxes	512,564	(7,024)	500,300	136,510	(629,786)	512,564
Income tax provision (benefit)	168,947	(2,556)	182,055	49,674	(229,173)	168,947
Net income (loss)	343,617	(4,468)	318,245	86,836	(400,613)	343,617
Other comprehensive income	504					504
Total comprehensive income (loss)	344,121	(4,468)	318,245	86,836	(400,613)	344,121

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,123,436	282,207	(91,586)	3,314,057
Cost of revenues			2,451,554	134,952	(12,208)	2,574,298
Selling, general and administrative	49	2,857	402,049	53,399	(73,234)	385,120
	49	2,857	2,853,603	188,351	(85,442)	2,959,418
Income (loss) from operations	(49)	(2,857)	269,833	93,856	(6,144)	354,639
Other:
Income from unconsolidated entities			16,168	6,586		22,754
Other income – net	7,106		21,504	14,164	700	43,474
Intercompany interest income		109,347			(109,347)	—
Interest expense		(113,514)		(1,277)	114,791	—
Income from subsidiaries	413,810		106,305		(520,115)	—
Income (loss) before income taxes	420,867	(7,024)	413,810	113,329	(520,115)	420,867
Income tax provision (benefit)	153,150	(2,705)	159,358	43,645	(200,298)	153,150
Net income (loss)	267,717	(4,319)	254,452	69,684	(319,817)	267,717
Other comprehensive income	23		31			54
Total comprehensive income (loss)	267,740	(4,319)	254,483	69,684	(319,817)	267,771

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,459,115	94,422	(50,628)	1,502,909
Cost of revenues			1,128,705	65,595	(18,272)	1,176,028
Selling, general and administrative	21	1,045	163,074	20,083	(29,011)	155,212
	21	1,045	1,291,779	85,678	(47,283)	1,331,240
Income (loss) from operations	(21)	(1,045)	167,336	8,744	(3,345)	171,669
Other:
Income from unconsolidated entities			2,746	17,179		19,925
Other income – net	2,367		9,389	673	(449)	11,980
Intercompany interest income		41,111	48	1,224	(42,383)	—
Interest expense		(42,433)	(3,370)	(374)	46,177	—
Income from subsidiaries	201,228		25,078		(226,306)	—
Income (loss) before income taxes	203,574	(2,367)	201,227	27,446	(226,306)	203,574
Income tax provision (benefit)	55,011	(839)	71,787	9,462	(80,410)	55,011
Net income (loss)	148,563	(1,528)	129,440	17,984	(145,896)	148,563
Other comprehensive income	167					167
Total comprehensive income (loss)	148,730	(1,528)	129,440	17,984	(145,896)	148,730

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,248,474	56,457	(34,997)	1,269,934
Cost of revenues			973,493	24,085	(6,162)	991,416
Selling, general and administrative	27	937	141,519	18,198	(25,697)	134,984
	27	937	1,115,012	42,283	(31,859)	1,126,400
Income (loss) from operations	(27)	(937)	133,462	14,174	(3,138)	143,534
Other:
Income (loss) from unconsolidated entities			5,835	(837)		4,998
Other income – net	2,395		8,109	3,625	992	15,121
Intercompany interest income		36,370			(36,370)	—
Interest expense		(37,800)		(714)	38,514	—
Income from subsidiaries	161,285		13,880		(175,165)	—
Income (loss) before income taxes	163,653	(2,367)	161,286	16,248	(175,167)	163,653
Income tax provision (benefit)	58,170	(911)	62,086	6,249	(67,424)	58,170
Net income (loss)	105,483	(1,456)	99,200	9,999	(107,743)	105,483
Other comprehensive income	155					155
Total comprehensive income (loss)	105,638	(1,456)	99,200	9,999	(107,743)	105,638

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,984,356	361,685	(176,533)	5,169,508
Cost of revenues			3,919,729	288,044	(63,708)	4,144,065
Selling, general and administrative	75	3,809	558,822	74,328	(101,652)	535,382
	75	3,809	4,478,551	362,372	(165,360)	4,679,447
Income (loss) from operations	(75)	(3,809)	505,805	(687)	(11,173)	490,061
Other:
Income from unconsolidated entities			16,913	23,835		40,748
Other income - net	9,501		27,873	17,456	3,388	58,218
Intercompany interest income		145,828			(145,828)	—
Interest expense		(151,410)		(2,203)	153,613	—
Income from consolidated subsidiaries	579,601		29,010		(608,611)	—
Income (loss) before income taxes	589,027	(9,391)	579,601	38,401	(608,611)	589,027
Income tax provision (benefit)	206,932	(3,299)	203,614	13,490	(213,805)	206,932
Net income (loss)	382,095	(6,092)	375,987	24,911	(394,806)	382,095
Other comprehensive (loss) income	(858)		31			(827)
Total comprehensive income (loss)	381,237	(6,092)	376,018	24,911	(394,806)	381,268

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	140,483	19,726	(165,502)	439,059	(8,904)	424,862
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(22,797)	396		(22,401)
Investment in unconsolidated entities			(3,471)	(116,243)		(119,714)
Return of investments in unconsolidated entities			57,068	82,278		139,346
Investment in foreclosed real estate and distressed loans				(688)		(688)
Return of investments in foreclosed real estate and distressed loans				12,429		12,429
Acquisition of a business			(85,183)			(85,183)
Investment paid - intercompany			(45,000)		45,000	—
Intercompany advances	(82,881)	(470,763)			553,644	—
Net cash (used in) provided by investing activities	(82,881)	(470,763)	(99,383)	(21,828)	598,644	(76,211)
Cash flow (used in) provided by financing activities:
Net proceeds from issuance of senior notes		455,483				455,483
Debt issuance costs for senior notes		(4,446)				(4,446)
Proceeds from loans payable			125,068	958,404		1,083,472
Principal payments of loans payable			(402,596)	(1,110,482)		(1,513,078)
Proceeds from stock-based benefit plans	57,958					57,958
Excess tax benefits from stock-based compensation	1,172					1,172
Purchase of treasury stock	(90,716)					(90,716)
Dividends paid	(26,016)					(26,016)
Investment received intercompany				45,000	(45,000)	—
Intercompany advances			743,500	(198,760)	(544,740)	—
Net cash (used in) provided by financing activities	(57,602)	451,037	465,972	(305,838)	(589,740)	(36,171)
Net increase in cash and cash equivalents	—	—	201,087	111,393	—	312,480
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	784,527	161,668	—	946,195

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2016:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	71,539	17,333	(461,637)	61,008	(13,496)	(325,253)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(22,623)	(657)		(23,280)
Sale and redemption of marketable securities				10,000		10,000
Investments in unconsolidated entities			(2,057)	(38,570)		(40,627)
Return of investments in unconsolidated entities			26,486	8,283		34,769
Investment in foreclosed real estate and distressed loans				(964)		(964)
Return of investments in foreclosed real estate and distressed loans				34,601		34,601
Dividend received – intercompany			5,000		(5,000)	—
Intercompany advances	249,606	(17,298)			(232,308)	—
Net cash provided by (used in) investing activities	249,606	(17,298)	6,806	12,693	(237,308)	14,499
Cash flow (used in) provided by financing activities:
Debt issuance costs for senior notes		(35)				(35)
Proceeds from loans payable			550,000	1,206,528		1,756,528
Debt issuance costs for loans payable			(3,936)			(3,936)
Principal payments of loans payable			(506,559)	(1,181,528)		(1,688,087)
Proceeds from stock-based benefit plans	5,336					5,336
Excess tax benefits from stock-based compensation	1,131					1,131
Purchase of treasury stock	(327,612)					(327,612)
Receipts related to noncontrolling interest				290		290
Dividend paid – intercompany				(5,000)	5,000	—
Intercompany advances			(66,039)	(179,765)	245,804	—
Net cash (used in) provided by financing activities	(321,145)	(35)	(26,534)	(159,475)	250,804	(256,385)
Net decrease in cash and cash equivalents	—	—	(481,365)	(85,774)	—	(567,139)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	302,234	49,620	—	351,854

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	60,465	14,768	105,709	(64,386)	32,215	148,771
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(27,835)	(591)		(28,426)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(2,637)	(67,018)		(69,655)
Return of investments in unconsolidated entities			32,857	14,949		47,806
Investment in distressed loans and foreclosed real estate				(1,133)		(1,133)
Return of investments in distressed loans and foreclosed real estate				49,619		49,619
Dividends received intercompany			5,000		(5,000)	—
Investment paid intercompany			(5,000)		5,000	—
Intercompany advances	323,207	(14,733)			(308,474)	—
Net cash provided by (used in) investing activities	323,207	(14,733)	2,385	5,826	(308,474)	8,211
Cash flow (used in) provided by financing activities:
Debt issuance costs for senior notes		(35)				(35)
Proceeds from loans payable			550,000	1,893,496		2,443,496
Debt issuance costs for loans payable			(4,868)			(4,868)
Principal payments of loans payable			(714,089)	(1,783,496)		(2,497,585)
Proceeds from stock-based benefit plans	6,986					6,986
Excess tax benefits from stock-based compensation	2,114					2,114
Purchase of treasury stock	(392,772)					(392,772)
Receipts related to noncontrolling interest				404		404
Dividends paid intercompany				(5,000)	5,000	—
Investment received intercompany				5,000	(5,000)	—
Intercompany advances			(139,296)	(136,963)	276,259	—
Net cash (used in) provided by financing activities	(383,672)	(35)	(308,253)	(26,559)	276,259	(442,260)
Net decrease in cash and cash equivalents	—	—	(200,159)	(85,119)	—	(285,278)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	583,440	50,275	—	633,715

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
Unless otherwise stated, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods. Backlog consists of homes under contract but not yet delivered to our home buyers. Backlog conversion represents the percentage of homes delivered in the period from backlog at the beginning of the period.
OVERVIEW
Financial and Operational Highlights
In the nine-month period ended July 31, 2017, we recognized $3.79 billion of revenues and net income of $343.6 million, as compared to $3.31 billion of revenues and net income of $267.7 million in the nine-month period ended July 31, 2016. In the three-month period ended July 31, 2017, we recognized $1.50 billion of revenues and net income of $148.6 million, as compared to $1.27 billion of revenues and net income of $105.5 million in the three-month period ended July 31, 2016.
In the nine-month periods ended July 31, 2017 and 2016, the value of net contracts signed was $5.07 billion (6,196 homes) and $4.18 billion (4,991 homes), respectively. In the three-month periods ended July 31, 2017 and 2016, the value of net contracts signed was $1.81 billion (2,163 homes) and $1.45 billion (1,748 homes), respectively.
The value of our backlog at July 31, 2017 was $5.31 billion (6,282 homes), as compared to our backlog at July 31, 2016 of $4.37 billion (5,181 homes). Our backlog at October 31, 2016 was $3.98 billion (4,685 homes), as compared to backlog of $3.50 billion (4,064 homes) at October 31, 2015.
At July 31, 2017, we had $946.2 million of cash and cash equivalents on hand and approximately $1.15 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At July 31, 2017, we had no outstanding borrowings under the Credit Facility. We did have approximately $146.5 million of outstanding letters of credit under the Credit Facility.
At July 31, 2017, we owned or controlled through options approximately 47,800 home sites, as compared to approximately 48,700 at July 31, 2016; 48,800 at October 31, 2016; and 44,300 at October 31, 2015. Of the approximately 47,800 total home sites that we owned or controlled through options at July 31, 2017, we owned approximately 32,400 and controlled approximately 15,400 through options. Of the 32,400 home sites owned, approximately 17,600 were substantially improved. In addition, at July 31, 2017, we expect to purchase approximately 3,400 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At July 31, 2017, we were selling from 312 communities, compared to 297 at July 31, 2016; 310 at October 31, 2016; and 288 at October 31, 2015.
At July 31, 2017, our total stockholders’ equity and our debt to total capitalization ratio were $4.53 billion and 0.46 to 1.00, respectively.
In November 2016, we acquired substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”), located in Boise, Idaho, for $85.2 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. Our selling community count increased by 15 communities at the acquisition date.
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

We believe we are also benefiting from the appeal and national recognition of our brand and a lack of large scale competition in the affordable end of the luxury new home market. The breadth of products we offer enables us to appeal to a wide range of demographic groups, including affluent move-up, empty-nester and millennial buyers, which we believe is also fueling demand for our homes. Furthermore, our home designs and our customization program differentiate us within our segment of the luxury market.
Our broad buyer base, combined with our strong balance sheet, and well located communities, is enabling us to outpace our peers in many metrics. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
The supply of new and existing homes continues to trail the growth in population and households. We believe that in certain markets, the new home market continues to have significant pent-up demand. We are producing strong results even with industry-wide home production levels still well below historic norms. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released. We expect that this increase in demand will drive production to address the existing deficit in housing supply compared to projected household growth.
Other
Defective I-Joists
In early July, one of our lumber suppliers publicly announced a floor joist recall, which affected a limited number of our homes. We believe that these I-joists are present in approximately 350 homes that have been built or are under construction in our North and West geographic segments. Of the approximately 350 homes, eight had been delivered to home buyers, and approximately 300 were in backlog at July 31, 2017; the remaining homes were under construction but had not yet been sold. The supplier has committed to us that it will absorb the costs associated with the remediation of the defective I-joists. It has hired contractors to remediate the homes affected and this work has commenced. We expect to deliver a small number of these homes in our fiscal 2017 fourth quarter and the remaining homes in fiscal 2018. We do not believe the resolution of this issue will be material to our results of operations, liquidity, or our financial condition.
Houston Texas
Our Houston operations and communities were impacted by the severe flooding associated with Hurricane Harvey, which hit southeastern Texas on August 25, 2017. While it is too early to assess the damage to our properties and the impact to our business, we believe we have adequate insurance coverage to protect our losses. During fiscal 2016 and the nine months ended July 31, 2017, the Houston market accounted for approximately 2% of our home building revenues.

RESULTS OF OPERATIONS – OVERVIEW
The following table sets forth, for the nine months and three months ended July 31, 2017 and 2016, a comparison of certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	% Change	2017	2016	% Change
Revenues	$3,787.2	$3,314.1	14%	$1,502.9	$1,269.9	18%
Cost of revenues	2,986.5	2,574.3	16%	1,176.0	991.4	19%
Selling, general and administrative	440.2	385.1	14%	155.2	135.0	15%
	3,426.7	2,959.4	16%	1,331.2	1,126.4	18%
Income from operations	360.5	354.6	2%	171.7	143.5	20%
Other
Income from unconsolidated entities	112.3	22.8	393%	19.9	5.0	299%
Other income – net	39.8	43.5	(8)%	12.0	15.1	(21)%
Income before income taxes	512.6	420.9	22%	203.6	163.7	24%
Income tax provision	168.9	153.2	10%	55.0	58.2	(5)%
Net income	$343.6	$267.7	28%	$148.6	$105.5	41%

Supplemental information:
Cost of revenues as a percentage of revenues	78.9%	77.7%		78.3%	78.1%
SG&A as a percentage of revenues	11.6%	11.6%		10.3%	10.6%
Effective tax rate	33.0%	36.4%		27.0%	35.5%

Deliveries – units	4,727	3,874	22%	1,899	1,507	26%
Deliveries – average selling price *	$801.2	$855.5	(6)%	$791.4	$842.7	(6)%

Net contracts signed – value	$5,073.3	$4,184.6	21%	$1,811.0	$1,452.3	25%
Net contracts signed – units	6,196	4,991	24%	2,163	1,748	24%
Net contracts signed – average selling price *	$818.8	$838.4	(2)%	$837.3	$830.8	1%

	July 31, 2017	July 31, 2016	% Change	October 31, 2016	October 31, 2015	% Change
Backlog – value	$5,309.0	$4,374.5	21%	$3,984.1	$3,504.0	14%
Backlog – units	6,282	5,181	21%	4,685	4,064	15%
Backlog – average selling price *	$845.1	$844.3	—%	$850.4	$862.2	(1)%
* $ amounts in thousands.
Note: Due to rounding, amounts may not add.
Revenues and Cost of Revenues
The increase in revenues for the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016, was attributable to a 22% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2016, as compared to October 31, 2015, offset, in part, by a 6% decrease in the average price of the homes delivered. The decrease in the average delivered price was due to a shift in the number of homes delivered to less expensive buildings in our City Living segment; the impact of lower priced products delivered from communities acquired in our purchase of Coleman in November 2016; and an increase in deliveries of lower priced attached and age-targeted products in the fiscal 2017 period, as compared to the fiscal 2016 period. The increase in cost of revenues, as a percentage of revenues, in the nine months ended July 31, 2017 was due primarily to a shift in the number of homes delivered to lower-margin buildings in City Living; the impact of purchase accounting for the homes sold from communities acquired in our purchase of Coleman; higher material and labor costs; and a higher number of closings from lower-margin communities in our Traditional Home Building segment. This increase in cost of revenues, as a percentage of revenues, was partially offset by a $6.0 million benefit in the fiscal 2017 period from the reversal of an accrual for offsite improvements at a completed community that was no longer required; state reimbursements of $4.7 million in the fiscal 2017 period of previously expensed environmental clean-up costs; and lower interest expense in the fiscal

2017 period, as compared to the fiscal 2016 period. In the fiscal 2017 and fiscal 2016 periods, interest expense as a percentage of revenues was 3.0% and 3.2%, respectively.
The increase in revenues for the three months ended July 31, 2017, as compared to the three months ended July 31, 2016, was attributable to a 26% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2016, as compared to October 31, 2015, offset, in part, by a 6% decrease in the average price of the homes delivered. The decrease in the average price was due to an increase in deliveries of lower priced attached and age-targeted products, the impact of lower priced product delivered from communities acquired in our purchase of Coleman; and a shift in the number of homes delivered to less expensive buildings in our City Living segment. The increase in cost of revenues, as a percentage of revenues, in the three months ended July 31, 2017 was due primarily to a shift in closings to buildings with lower margins in our City Living product, the impact of purchase accounting for the homes sold from communities acquired in our purchase of Coleman, higher material and labor costs, and a higher number of closings from lower margin communities. These increases were partially offset by increased closings in California at higher margins; a $6.0 million benefit in the fiscal 2017 period from the reversal of an accrual for offsite improvements at a completed community that was no longer required; state reimbursements of $4.7 million in the fiscal 2017 period of previously expensed environmental clean-up costs; and a decrease in inventory impairments and write-offs in the fiscal 2017 period, as compared to the fiscal 2016 period. In the fiscal 2017 and fiscal 2016 periods, interest expense as a percentage of revenues was 3.1% in both periods, and we recognized inventory impairments and write-offs of $2.4 million and $3.7 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $55.1 million in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016. As a percentage of revenues, SG&A was 11.6% in both the fiscal 2017 period and the fiscal 2016 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased spending on advertising, higher model operating costs due to the increase in the number of selling communities, and the increased number of homes delivered. The increased number of employees was due primarily to the increase in the number of operating communities that we had in the fiscal 2017 period, as compared to the fiscal 2016 period.
SG&A spending increased by $20.2 million in the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016. As a percentage of revenues, SG&A decreased to 10.3% in the fiscal 2017 period, from 10.6% in the fiscal 2016 period. The decrease in SG&A, as a percentage of revenues, in the fiscal 2017 period was due to revenues increasing 18% and SG&A spending increasing by 15% from the fiscal 2016 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased spending on model operating costs due to the increase in the number of selling communities and the increased number of homes delivered. The increased number of employees was due primarily to the increase in the number of operating communities that we had in the fiscal 2017 period, as compared to the fiscal 2016 period.
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
The increase in income from unconsolidated entities for the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was due mainly to higher income from two of our Home Building Joint Ventures located in New York City; $26.7 million of gains recognized in the fiscal 2017 period on the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania; and an increase in lots delivered at three of our Land Development Joint Ventures. This increase was partially offset by a $4.9 million gain recognized on the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period.
The increase in income from unconsolidated entities for the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016, was due mainly to higher income from one of our Home Building Joint Ventures located in New York City; an increase in lots delivered at three of our Land Development Joint Ventures; and a $2.9 million recovery in the fiscal 2017 period of previously incurred charges related to a joint venture located in Nevada. This increase was partially offset by a $4.9 million gain recognized on the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2017	2016	2017	2016
Income from ancillary businesses, net	$10,555	$11,559	$3,709	$4,139
Gibraltar	2,650	6,351	(220)	102
Management fee income from unconsolidated entities, net	10,448	6,863	2,477	2,348
Income from land sales	7,503	11,018	2,417	6,527
Other	8,637	7,683	3,597	2,005
Total other income – net	$39,793	$43,474	$11,980	$15,121
In the nine months ended July 31, 2016, our security monitoring business recognized a gain of $1.6 million related to a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above. The decreases in Gibraltar earnings in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally due to the continued liquidation of its distressed loans and foreclosed real estate owned assets. Gibraltar’s current business strategy is, through joint ventures, to finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. The increase in management fee income from unconsolidated entities in the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016, was mainly due to management fees earned on the closing of homes at two of our Home Building Joint Ventures located in New York City, which commenced closing homes in the fourth quarter of fiscal 2016. The decrease in income from land sales in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was primarily due to two transactions in the fiscal 2016 periods: a land sale in Northern California and a sale transaction which resulted in a new Rental Property Joint Venture in which we have a 50% interest.
Income Before Income Taxes
For the nine-month period ended July 31, 2017, we reported income before income taxes of $512.6 million, as compared to $420.9 million in the nine-month period ended July 31, 2016. For the three-month period ended July 31, 2017, we reported income before income taxes of $203.6 million, as compared to $163.7 million in the three-month period ended July 31, 2016.
Income Tax Provision
We recognized $168.9 million and $55.0 million of income tax provision in the nine-month and three-month periods ended July 31, 2017, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $179.4 million and $71.3 million in the nine-month and three-month periods ended July 31, 2017, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate in both periods were mainly due to a net benefit of $27.1 million and $27.9 million, respectively, in the nine-month and three-month periods ended July 31, 2017, primarily from the reversal of state deferred tax asset valuation allowances. The fiscal 2017 periods also benefited from the utilization of domestic production activities deductions. These benefits were partially offset by the provision for state income taxes.
In the nine-month and three-month periods ended July 31, 2016, we recognized $153.2 million and $58.2 million of income tax provision, respectively. Based upon the federal statutory rate of 35%, our federal tax provision would have been $147.3 million and $57.3 million in the nine-month and three-month periods ended July 31, 2016, respectively. The differences between the tax provision recognized and the tax provision based on the federal statutory rate were due primarily to the provision for state income taxes, offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
Contracts
The aggregate value of net contracts signed increased $888.7 million, or 21%, in the nine-month period ended July 31, 2017, as compared to the prior year period. In the nine-month periods ended July 31, 2017 and 2016, the value of net contracts signed was $5.07 billion (6,196 homes) and $4.18 billion (4,991 homes), respectively.
The aggregate value of net contracts signed increased $358.7 million, or 25%, in the three-month period ended July 31, 2017, as compared to the prior year period. In the three-month periods ended July 31, 2017 and 2016, the value of net contracts signed was $1.81 billion (2,163 homes) and $1.45 billion (1,748 homes), respectively.

The increases in the aggregate value of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly the result of an increase of 24% in the number of net contracts signed, in both the nine-month and three-month periods. The three-month period ended July 31, 2017 also benefited from a 1% increase in the average value of each contract signed. In the nine-month period ended July 31, 2017, there was a 2% decrease in the average value of each contract signed. The increases in the number of net contracts signed were the result of increased demand and an increase in the number of selling communities in the fiscal 2017 periods, as compared to the fiscal 2016 periods. The decline in average price in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was primarily due to the inclusion of 356 new signed contracts in Boise, Idaho (the “Boise market”) in the nine months ended July 31, 2017, at an average selling price of $328,000; a decrease in the number of contracts signed in our City Living division; and an increase in the number of contracts signed in our multi-family and age-targeted products, primarily in the North and Mid-Atlantic regions. This decline was partially offset by increases in the average value of each contract signed in several states, including Arizona, California, and Washington, where the average value of each contract increased by more than 5%. These increases in the average value of contracts in certain markets were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and/or an increase in selling prices. The increase in average price in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and/or increases in selling prices, offset, in part, by the inclusion of 149 new signed contracts in the Boise market in the three months ended July 31, 2017, at an average selling price of $325,000
Backlog
The increase in the value of our backlog at July 31, 2017, as compared to the backlog at July 31, 2016, was primarily attributable to the 14% higher value of backlog at October 31, 2016, as compared to the backlog at October 31, 2015 and a 21% increase in the value of net contracts signed in the nine-month period ended July 31, 2017, as compared to the fiscal 2016 period, offset, in part, by a 14% increase in the value of deliveries in the nine-month period ended July 31, 2017.
The value of our backlog at July 31, 2017 increased 21% to $5.31 billion (6,282 homes), as compared to the value of our backlog at July 31, 2016 of $4.37 billion (5,181 homes). Our backlog at October 31, 2016 and 2015 was $3.98 billion (4,685 homes) and $3.50 billion (4,064 homes), respectively.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets. At July 31, 2017 and October 31, 2016, we had $946.2 million and $633.7 million of cash and cash equivalents, respectively. Cash provided by operating activities during the nine-month period ended July 31, 2017 was $424.9 million. Cash provided by operating activities during the fiscal 2017 period was primarily related to net income before stock-based compensation, inventory impairments, and depreciation and amortization; a decrease in mortgage loans held for sale; a decrease in restricted cash and investments; a decrease in receivables, prepaid expenses, and other assets; and increases in customer deposits and income taxes payable; offset, in part, by an increase in inventory and a decrease in accounts payable and accrued expenses.
In the nine-month period ended July 31, 2017, cash used in investing activities was $76.2 million, which was primarily related to $119.7 million used to fund our investments in unconsolidated entities, $85.2 million used to acquire Coleman, and $22.4 million for the purchase of property and equipment. This was offset, in part, by $151.8 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans.
We used $36.2 million of cash from financing activities in the nine-month period ended July 31, 2017 primarily for the repayment of $429.6 million of loans payable, net of borrowings, the repurchase of $90.7 million of our common stock, and the payment of dividends on our common stock of $26.0 million, offset, in part, by the net proceeds of $451.0 million from the issuance of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2027, and the proceeds of $58.0 million from our stock-based benefit plans.
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

In the nine-month period ended July 31, 2016, cash provided by investing activities was $14.5 million. Cash provided by investing activities was primarily related to $69.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $10.0 million of proceeds from the sale of marketable securities. This was offset, in part, by $41.6 million used to fund our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $23.3 million for the purchase of property and equipment.
We used $256.4 million of cash from financing activities in the nine-month period ended July 31, 2016 primarily for the repurchase of $327.6 million of our common stock, offset, in part, by the borrowing of $64.5 million of loans payable, net of repayments and debt issuance costs, and proceeds of $5.3 million from our stock-based benefit plans.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached-home communities from which we were operating (all of the units of which are generally not sold before the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At July 31, 2017, we owned or controlled through options approximately 47,800 home sites, of which we owned approximately 32,400. Of our owned home sites at July 31, 2017, significant improvements were completed on approximately 17,600 of them.
At July 31, 2017, the aggregate purchase price of land parcels under option and purchase agreements was approximately $1.88 billion (including $8.9 million of land to be acquired from joint ventures in which we have invested). Of the $1.88 billion of land purchase commitments, we paid or deposited $94.9 million, and, if we acquire all of these land parcels, we will be required to pay an additional $1.79 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,400 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. In addition, at July 31, 2017, we had purchase commitments to acquire land for apartment developments of approximately $150.1 million, of which we had outstanding deposits in the amount of $6.2 million.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.72 billion. Under the terms of the Credit Facility, at July 31, 2017, our leverage ratio was approximately 0.67 to 1.00, and our tangible net worth was approximately $4.49 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.40 billion as of July 31, 2017. At July 31, 2017, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit thereunder of approximately $146.5 million.
We believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. On August 15, 2017, we notified holders of our 0.5% Exchangeable Senior Notes due 2032 (the “0.5% Exchangeable Senior Notes”) that we will redeem all $287.5 million aggregate principal amount of the 0.5% Exchangeable Senior Notes on September 15, 2017 with cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. In addition, our $400 million principal amount of 8.91% Senior Notes will mature in October 2017. Due to the uncertainties in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.

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
At July 31, 2017, we had investments in these entities of $514.3 million and were committed to invest or advance up to an additional $52.9 million to these entities if they require additional funding. At July 31, 2017, we had agreed to terms for the acquisition of 87 home sites from one Land Development Joint Venture for an estimated aggregate purchase price of $8.9 million. In addition, we expect to purchase approximately 3,400 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of July 31, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2017, we have guaranteed the debt of certain unconsolidated entities aggregating $1.08 billion, of which we estimate $250.5 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2017, the unconsolidated entities had borrowed an aggregate of $693.5 million, of which we estimate $207.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 40 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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
Units Delivered and Revenues:

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$560.8	$491.7	14%	812	728	12%	$690.6	$675.4	2%
Mid-Atlantic	692.5	577.0	20%	1,133	929	22%	$611.2	$621.1	(2)%
South	591.2	571.4	3%	808	731	11%	$731.7	$781.7	(6)%
West	821.3	548.7	50%	1,240	799	55%	$662.2	$686.7	(4)%
California	928.3	881.8	5%	621	602	3%	$1,494.8	$1,464.8	2%
Traditional Home Building	3,594.1	3,070.6	17%	4,614	3,789	22%	$778.9	$810.4	(4)%
City Living	193.1	243.5	(21)%	113	85	33%	$1,708.8	$2,864.7	(40)%
Total	$3,787.2	$3,314.1	14%	4,727	3,874	22%	$801.2	$855.5	(6)%

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$225.8	$205.2	10%	326	313	4%	$692.7	$655.6	6%
Mid-Atlantic	281.9	220.6	28%	469	350	34%	$601.1	$630.3	(5)%
South	253.9	232.1	9%	344	294	17%	$738.1	$789.5	(7)%
West	307.4	223.1	38%	464	309	50%	$662.1	$721.9	(8)%
California	335.2	336.4	—%	218	227	(4)%	$1,537.7	$1,482.1	4%
Traditional Home Building	1,404.2	1,217.4	15%	1,821	1,493	22%	$771.2	$815.4	(5)%
City Living	98.7	52.5	88%	78	14	457%	$1,264.5	$3,750.5	(66)%
Total	$1,502.9	$1,269.9	18%	1,899	1,507	26%	$791.4	$842.7	(6)%
Net Contracts Signed:

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$675.8	$645.6	5%	1,052	913	15%	$642.4	$707.1	(9)%
Mid-Atlantic	884.3	738.2	20%	1,416	1,198	18%	$624.5	$616.2	1%
South	750.0	678.4	11%	1,002	912	10%	$748.5	$743.9	1%
West	1,019.7	817.6	25%	1,592	1,134	40%	$640.5	$721.0	(11)%
California	1,572.0	1,029.1	53%	1,022	688	49%	$1,538.2	$1,495.8	3%
Traditional Home Building	4,901.8	3,908.9	25%	6,084	4,845	26%	$805.7	$806.8	—%
City Living	171.5	275.7	(38)%	112	146	(23)%	$1,531.3	$1,888.4	(19)%
Total	$5,073.3	$4,184.6	21%	6,196	4,991	24%	$818.8	$838.4	(2)%

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$239.9	$242.6	(1)%	368	342	8%	$651.8	$709.3	(8)%
Mid-Atlantic	300.8	242.5	24%	473	396	19%	$636.0	$612.3	4%
South	251.9	245.5	3%	330	335	(1)%	$763.4	$732.9	4%
West	335.3	276.7	21%	537	387	39%	$624.4	$715.1	(13)%
California	642.7	367.6	75%	408	251	63%	$1,575.3	$1,464.6	8%
Traditional Home Building	1,770.6	1,374.9	29%	2,116	1,711	24%	$836.8	$803.6	4%
City Living	40.4	77.4	(48)%	47	37	27%	$858.5	$2,091.7	(59)%
Total	$1,811.0	$1,452.3	25%	2,163	1,748	24%	$837.3	$830.8	1%
Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$807.7	$773.1	4%	1,217	1,075	13%	$663.7	$719.2	(8)%
Mid-Atlantic	801.9	680.1	18%	1,269	1,080	18%	$631.9	$629.7	—%
South	895.2	776.2	15%	1,154	1,005	15%	$775.7	$772.4	—%
West	1,003.8	842.4	19%	1,500	1,151	30%	$669.2	$731.9	(9)%
California	1,511.4	1,045.1	45%	934	695	34%	$1,618.2	$1,503.8	8%
Traditional Home Building	5,020.0	4,116.9	22%	6,074	5,006	21%	$826.5	$822.4	—%
City Living	289.0	257.6	12%	208	175	19%	$1,389.4	$1,471.7	(6)%
Total	$5,309.0	$4,374.5	21%	6,282	5,181	21%	$845.1	$844.3	—%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$692.8	$619.2	12%	977	890	10%	$709.1	$695.8	2%
Mid-Atlantic	610.0	518.9	18%	986	811	22%	$618.7	$639.9	(3)%
South	736.4	669.2	10%	960	824	17%	$767.1	$812.1	(6)%
West	766.5	573.5	34%	1,020	816	25%	$751.5	$702.8	7%
California	867.7	897.8	(3)%	533	609	(12)%	$1,627.9	$1,474.2	10%
Traditional Home Building	3,673.4	3,278.6	12%	4,476	3,950	13%	$820.7	$830.0	(1)%
City Living	310.7	225.4	38%	209	114	83%	$1,486.5	$1,977.2	(25)%
Total	$3,984.1	$3,504.0	14%	4,685	4,064	15%	$850.4	$862.2	(1)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$37.0	$35.3	5%	$16.4	$19.0	(14)%
Mid-Atlantic	69.2	56.3	23%	35.6	18.5	92%
South	67.5	84.8	(20)%	33.6	32.4	4%
West	111.0	74.2	50%	43.2	30.3	43%
California	199.2	198.8	—%	72.7	80.3	(9)%
Traditional Home Building	483.9	449.4	8%	201.5	180.5	12%
City Living	131.8	74.6	77%	46.8	14.7	218%
Corporate and other	(103.1)	(103.1)	—%	(44.7)	(31.5)	42%
Total	$512.6	$420.9	22%	$203.6	$163.7	24%
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
Traditional Home Building
North

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$560.8	$491.7	14%	$225.8	$205.2	10%
Units delivered	812	728	12%	326	313	4%
Average delivered price ($ in thousands)	$690.6	$675.4	2%	$692.7	$655.6	6%

Net Contracts Signed:
Net contract value ($ in millions)	$675.8	$645.6	5%	$239.9	$242.6	(1)%
Net contracted units	1,052	913	15%	368	342	8%
Average contracted price ($ in thousands)	$642.4	$707.1	(9)%	$651.8	$709.3	(8)%

Cost of revenues as a percentage of revenues	84.5%	83.5%		84.7%	82.6%

Income before income taxes ($ in millions)	$37.0	$35.3	5%	$16.4	$19.0	(14)%

Number of selling communities at July 31,	52	60	(13)%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to increases in the number of homes closed in Massachusetts, Michigan, and New York, offset, in part, by a decrease in the number of homes settled in Connecticut. The increases in the number of homes closed in Massachusetts, Michigan, and New York were primarily due to a higher backlog conversion in the fiscal 2017 periods, as compared to the fiscal 2016 periods and/or the increase in the number of homes in backlog at October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decrease in the number of homes closed in Connecticut was mainly due to a decrease in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The increases in the average price of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally attributable to an increase in demand in Connecticut, Michigan and New York, partially offset by a decrease in the number of selling communities in New Jersey. The decreases in the average value of each contract signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to a shift in the number of contracts signed to less expensive areas and/or products, particularly in Michigan and Massachusetts, where we had a significant increase in the number of contracts signed in multifamily and active-adult, age-qualified communities.

The increase in income before income taxes in the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016, was principally attributable to higher earnings from increased revenues and SG&A spending not increasing as fast as revenues, offset, in part, by a shift in the number of homes delivered to lower-margin products and/or locations. The 14% decrease in income before income taxes in the three months ended July 31, 2017, as compared to the three months ended July 31, 2016, was mainly due to a shift in the number of homes delivered to lower-margin products and/or locations, partially offset by higher earnings from increased revenues.
Mid-Atlantic

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$692.5	$577.0	20%	$281.9	$220.6	28%
Units delivered	1,133	929	22%	469	350	34%
Average delivered price ($ in thousands)	$611.2	$621.1	(2)%	$601.1	$630.3	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$884.3	$738.2	20%	$300.8	$242.5	24%
Net contracted units	1,416	1,198	18%	473	396	19%
Average contracted price ($ in thousands)	$624.5	$616.2	1%	$636.0	$612.3	4%

Cost of revenues as a percentage of revenues	81.8%	81.9%		80.6%	83.7%

Income before income taxes ($ in millions)	$69.2	$56.3	23%	$35.6	$18.5	92%

Number of selling communities at July 31,	65	68	(4)%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to an increase in the number of homes closed in Pennsylvania, Maryland, and Virginia, which was attributable to an increase in the number of homes in backlog in those markets at October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decreases in the average price of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally due to increases in demand, primarily in Virginia and Maryland.
The increases in income before income taxes in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to higher earnings from increased revenues and a $6.0 million benefit from the reversal of an accrual for offsite improvements at a completed community that was no longer required. The increase in income before income taxes in the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016, was partially offset by higher inventory impairment charges and a $2.0 million impairment charge we recognized on one of our Land Development Joint Ventures. In the nine months ended July 31, 2017, inventory impairment charges were $5.4 million, as compared to $2.1 million in the nine months ended July 31, 2016. In the first quarter of fiscal 2017, during our review of operating communities for impairment, primarily due to a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $3.9 million in the nine months ended July 31, 2017. In the second quarter of fiscal 2017, during our evaluation of joint venture investments, we determined that the development costs assumptions used in prior impairment reviews for one Land Development Joint Venture located in Maryland needed to be increased. As a result of these cost increases, we determined that our investment in this joint venture was impaired and we concluded that the impairment was other than temporary. Accordingly, the carrying value of our investment in this joint venture was written down to its estimated fair value resulting in a charge to income before taxes of $2.0 million in the nine months ended July 31, 2017.

South

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$591.2	$571.4	3%	$253.9	$232.1	9%
Units delivered	808	731	11%	344	294	17%
Average delivered price ($ in thousands)	$731.7	$781.7	(6)%	$738.1	$789.5	(7)%

Net Contracts Signed:
Net contract value ($ in millions)	$750.0	$678.4	11%	$251.9	$245.5	3%
Net contracted units	1,002	912	10%	330	335	(1)%
Average contracted price ($ in thousands)	$748.5	$743.9	1%	$763.4	$732.9	4%

Cost of revenues as a percentage of revenues	81.2%	79.2%		81.3%	79.9%

Income before income taxes ($ in millions)	$67.5	$84.8	(20)%	$33.6	$32.4	4%

Number of selling communities at July 31,	76	68	12%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to an increase in the number of homes closed in Florida and North Carolina which was attributable to an increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decreases in the average price of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increase in the number of net contracts signed in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was mainly due to an increase in the number of selling communities partially offset by decreased demand. The decrease in the number of net contracts signed in the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016, was principally due to decreased demand offset, in part, by an increase in the number of selling communities.
The decrease in income before income taxes in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was principally due to a higher cost of revenues, as a percentage of revenues, higher SG&A costs, lower income earned from our investments in unconsolidated entities, and decreased earnings from land sales in Texas, offset, in part, by higher earnings from increased revenues. The increase in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations. The higher SG&A costs were principally due to the increase in the number of selling communities. The decrease in income earned from our investments in unconsolidated entities was primarily related to a $1.4 million charge for amenity construction repairs at one of our Home Building Joint Ventures located in South Carolina.
The increase in income before income taxes in the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016, was mainly the result of higher earnings from increased revenues and an increase in income earned from our investments in unconsolidated entities, partially offset by higher cost of revenues, as a percentage of revenues. The increase in income earned from our investments in unconsolidated entities primarily related to an increase in the number of lots sold at two of our Land Development Joint Ventures in Texas. The increase in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations.

West

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$821.3	$548.7	50%	$307.4	$223.1	38%
Units delivered	1,240	799	55%	464	309	50%
Average delivered price ($ in thousands)	$662.2	$686.7	(4)%	$662.1	$721.9	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,019.7	$817.6	25%	$335.3	$276.7	21%
Net contracted units	1,592	1,134	40%	537	387	39%
Average contracted price ($ in thousands)	$640.5	$721.0	(11)%	$624.4	$715.1	(13)%

Cost of revenues as a percentage of revenues	79.1%	78.8%		79.6%	79.0%

Income before income taxes ($ in millions)	$111.0	$74.2	50%	$43.2	$30.3	43%

Number of selling communities at July 31,	78	63	24%
The increases in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were mainly due to an increase in the number of homes in backlog at October 31, 2016, as compared to the number of homes in backlog at
October 31, 2015, and the delivery of 213 homes and 74 homes in the Boise market, in the nine-month and three-month periods ended July 31, 2017, respectively. The decreases in the average delivered price of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were primarily due to deliveries of homes in the Boise market, where the average prices of homes delivered in the nine and three months ended July 31, 2017 were $312,000 and $327,700, respectively. The impact of deliveries in the Boise market in the fiscal 2017 periods was partially offset by a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2017 periods, as compared to the fiscal 2016 periods. Excluding the closings in the Boise market, the average price of homes delivered in the nine-month and three-month periods ended July 31, 2017 increased 1% and 7%, respectively, as compared to the comparable fiscal 2016 periods.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were principally due to the 356 contracts and 149 contracts we signed in the Boise market during the nine-month and three-month periods ended July 31, 2017, respectively, and increases in demand and in the number of selling communities in Nevada. The net contracts signed in the Boise market also reduced our average contracted price for the fiscal 2017 periods, as compared to the fiscal 2016 period. Excluding contracts signed in the Boise market, the average value of each contract signed in the nine-month and three-month periods ended July 31, 2017, increased by 1% and 3%, respectively, as compared to the nine-month and three-month periods ended July 31, 2016.
The increases in income before income taxes in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were due mainly to higher earnings from the increased revenues and SG&A spending not increasing as fast as revenues. The three-month period ended July 31, 2017 also benefited from a $2.9 million recovery of previously incurred charges related to a Land Development Joint Venture.

California

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$928.3	$881.8	5%	$335.2	$336.4	—%
Units delivered	621	602	3%	218	227	(4)%
Average delivered price ($ in thousands)	$1,494.8	$1,464.8	2%	$1,537.7	$1,482.1	4%

Net Contracts Signed:
Net contract value ($ in millions)	$1,572.0	$1,029.1	53%	$642.7	$367.6	75%
Net contracted units	1,022	688	49%	408	251	63%
Average contracted price ($ in thousands)	$1,538.2	$1,495.8	3%	$1,575.3	$1,464.6	8%

Cost of revenues as a percentage of revenues	73.2%	73.0%		72.4%	71.3%

Income before income taxes ($ in millions)	$199.2	$198.8	—%	$72.7	$80.3	(9)%

Number of selling communities at July 31,	36	32	13%
The increase in the number of homes delivered in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was mainly due to higher backlog conversion and an increase in the number of homes sold and settled in the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016. The decrease in the number of homes delivered in the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016, was primarily due to lower backlog conversion in the fiscal 2017 period, as compared to the fiscal 2016 period.
The increases in the number of net contracts signed in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were due mainly to an increase in demand and an increase in the number of selling communities in our southern California markets, offset, in part, by a decease in the number of selling communities in our northern California markets.
The increase in income before income taxes in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016 was primarily due to higher earnings from the increased revenues, offset, in part, by higher SG&A costs. The decrease in income before income taxes in the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016, was due mainly to higher cost of revenues, as a percentage of revenues and higher SG&A costs. The higher cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations. The increase in SG&A costs was principally due to the increase in the number of selling communities in our southern California markets.
City Living

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$193.1	$243.5	(21)%	$98.7	$52.5	88%
Units delivered	113	85	33%	78	14	457%
Average delivered price ($ in thousands)	$1,708.8	$2,864.7	(40)%	$1,264.5	$3,750.5	(66)%

Net Contracts Signed:
Net contract value ($ in millions)	$171.5	$275.7	(38)%	$40.4	$77.4	(48)%
Net contracted units	112	146	(23)%	47	37	27%
Average contracted price ($ in thousands)	$1,531.3	$1,888.4	(19)%	$858.5	$2,091.7	(59)%

Cost of revenues as a percentage of revenues	69.2%	65.7%		63.0%	65.1%

Income before income taxes ($ in millions)	$131.8	$74.6	77%	$46.8	$14.7	218%

Number of selling communities at July 31,	5	6	(17)%
The increase in the number of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, was principally due to the commencement of deliveries in fiscal 2017 at 1400 Hudson Street, located in Hoboken, New Jersey, 55

West 17th Street, located in New York City, and at Hampden Row, located in Bethesda, Maryland. These increases were partially offset by a decrease in closings at 400 Park Avenue South where there were fewer available units remaining in the fiscal 2017 periods and at 410 at Society Hill which settled out in fiscal 2016. The decreases in the average price of homes delivered in the fiscal 2017 periods, as compared to the fiscal 2016 periods, were primarily due to a shift in the number of homes delivered to less expensive buildings.
The decrease in the number of net contracts signed in the nine-month period ended July 31, 2017, as compared to the nine-month period ended July 31, 2016, was mainly due to a decline in our available homes for sale in Philadelphia and reduced demand in the Bethesda, Maryland market in the fiscal 2017 periods. The nine-month period ended July 31, 2016 also benefited from strong sales in the first quarter of fiscal 2016 at one of our buildings located in Hoboken, New Jersey, which opened in the fourth quarter of fiscal 2015. The increase in the number of net contracts signed in the three-month period ended July 31, 2017, as compared to the three-month period ended July 31, 2016, was primarily due to strong sales at 10 Provost Street at Provost Square, located in Jersey City, New Jersey, which opened in the third quarter of fiscal 2017. The decreases in the average sales price of net contracts signed were principally due to a shift to less expensive buildings.
The increase in income before income taxes in the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016, was mainly due to a $73.2 million increase in earnings from our investments in unconsolidated entities; $4.7 million recognized of a previously deferred gain; and state reimbursement of $4.7 million of previously expensed environmental clean-up costs received in the fiscal 2017 period, offset, in part, by lower earnings from decreased revenues and a shift in the number of homes delivered to buildings with a lower margin. The deferred gain relates to our sale of a property in fiscal 2015 to a Home Building Joint Venture in which we have a 25% interest. Due to our continued involvement in the unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We are recognizing the gain as units are sold by the joint venture to the ultimate home buyers.
The increase in income before income taxes in the three months ended July 31, 2017, as compared to the three months ended July 31, 2016, was primarily attributable to higher earnings from increased revenues; a $13.1 million increase in earnings from our investments in unconsolidated entities; and state reimbursement of $4.7 million of previously expensed environmental clean-up costs received in the fiscal 2017 period, partially offset by a shift in the number of homes delivered to buildings with a lower margin.
In the nine months and three months ended July 31, 2017, due to the commencement of deliveries from two City Living Home Building Joint Ventures, we recognized $72.4 million and $12.8 million in earnings, respectively, from our investments in unconsolidated entities. In the nine months and three months ended July 31, 2016, we recognized losses from our investments in these unconsolidated entities of $0.8 million and $0.3 million, respectively. The tables below provide information related to deliveries and revenues and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2017 Units	2016 Units	2017 $	2016 $	2017 Units	2016 Units	2017 $	2016 $
Deliveries	120	—	$401.3	$—	14	—	$63.9	$—
Net contracts signed	46	21	$79.6	$78.8	23	6	$42.5	$18.7

	At July 31,				At October 31,
	2017 Units	2016 Units	2017 $	2016 $	2016 Units	2015 Units	2016 $	2015 $
Backlog	40	142	$86.8	$486.5	114	121	$408.5	$407.8

Corporate and Other

	Nine months ended July 31,			Three months ended July 31,
	2017	2016	Change	2017	2016	Change
Loss before income taxes ($ in millions)	$(103.1)	$(103.1)	—%	$(44.7)	$(31.5)	42%
Loss before income taxes in the nine months ended July 31, 2017 was unchanged from the nine months ended July 31, 2016. Gains of $26.7 million in the fiscal 2017 period related to the sales of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania, were offset by higher SG&A costs; a $4.9 million gain recognized from the sale of our ownership interest in one of our joint ventures located in New Jersey in the fiscal 2016 period; lower earnings from our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC; and a gain of $1.6 million recognized in the fiscal 2016 period, from a bulk sale of security monitoring accounts by our home security monitoring business in fiscal 2015. The increase in SG&A costs was due primarily to increased compensation costs, due to our increased number of employees primarily related to our increased business activity and increased spending on our upgrading of computer software.
The increase in the loss before income taxes in the three months ended July 31, 2017, as compared to the three months ended July 31, 2016, was principally attributable to higher SG&A costs and a $4.9 million gain recognized from the sale of our ownership interest in one of our joint ventures located in New Jersey in the fiscal 2016 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity and increased spending on our upgrading of computer software.
AVAILABLE INFORMATION
Our principal Internet address is www.tollbrothers.com, and our Investor Relations website is located at www.tollbrothers.com/investor-relations. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our Investor Relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
The table below sets forth, at July 31, 2017, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2017 (b)	$698,034	5.34%	$57,921	3.23%
2018	34,642	3.38%	150	1.04%
2019	375,769	3.96%	150	1.04%
2020	254,939	6.71%	150	1.04%
2021	1,538	5.96%	500,150	2.64%
Thereafter	1,900,015	5.10%	13,210	1.18%
Bond discounts, premiums and deferred issuance costs, net	(8,471)		(1,797)
Total	$3,256,466	5.13%	$569,934	2.66%
Fair value at July 31, 2017	$3,427,314		$571,731

(a)
Based upon the amount of variable-rate debt outstanding at July 31, 2017, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.7 million per year.

(b)
The fixed-rate debt amount for fiscal 2017 includes $287.5 million principal amount of 0.5% Exchangeable Senior Notes (the “0.5% Exchangeable Senior Notes”). On August 15, 2017, we notified holders of the 0.5% Exchangeable Senior Notes that we will redeem all $287.5 million aggregate principal amount of the 0.5% Exchangeable Senior Notes on September 15, 2017 with cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. As previously described in our 2016 Form 10-K, in the fourth quarter of fiscal 2016, our estimated liability for these water intrusion claims increased significantly. The Company has produced detailed information and documents in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
During the three-month period ended July 31, 2017, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2017 to May 31, 2017	1	$36.62	1	15,275
June 1, 2017 to June 30, 2017	1,443	$38.96	1,443	13,832
July 1, 2017 to July 31, 2017	485	$39.21	485	13,347
Total	1,929	$39.02	1,929

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2017, we withheld 588 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $22,900 of income tax withholdings and we issued the remaining 1,295 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2017, the net exercise method was not employed to exercise options.

(b)
On May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2017.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. The second quarterly dividend of $0.08 per share was paid on July 28, 2017 to shareholders of record on the close of business on July 14, 2017.

ITEM 6. EXHIBITS

4.1*
Seventeenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.3*
Fourteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of September 11, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 6, 2017	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 6, 2017	By:	/s/ Joseph R. Sicree
Joseph R. Sicree Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)