Form 10-K
period 2017-10-31
TOLL BROTHERS INC
filed 2017-12-21
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to
Commission file number 1-9186
TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	23-2416878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
250 Gibraltar Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(215) 938-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01)	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.625% Senior Notes due 2024	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2017, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,458,097,000.
As of December 15, 2017, there were approximately 153,173,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2018 Annual Meeting of Stockholders, scheduled to be held on March 13, 2018, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Page
PART I
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	12
ITEM 1B. UNRESOLVED STAFF COMMENTS	18
ITEM 2. PROPERTIES	18
ITEM 3. LEGAL PROCEEDINGS	18
ITEM 4. MINE SAFETY DISCLOSURES	18
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
ITEM 6. SELECTED FINANCIAL DATA	22
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	52
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	52
ITEM 9A. CONTROLS AND PROCEDURES	52
ITEM 9B. OTHER INFORMATION	53
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	53
ITEM 11. EXECUTIVE COMPENSATION	54
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	54
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE	54
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	54
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	55
SIGNATURES	63

The following exhibits have been filed electronically with this Form 10-K:
EXHIBIT 4.1
EXHIBIT 4.24
EXHIBIT 4.25
EXHIBIT 4.55
EXHIBIT 4.56
EXHIBIT 10.7
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
General
We design, build, market, sell, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, and second-home buyers in the United States (“Traditional Home Building Product”). We also design, build, market, and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2017, we were operating in 20 states.
In the five years ended October 31, 2017, we delivered 28,355 homes from 676 communities, including 7,151 homes from 407 communities in fiscal 2017. At October 31, 2017, we had 628 communities containing approximately 48,300 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). We had a backlog of $5.06 billion (5,851 homes) at October 31, 2017; we expect to deliver approximately 97% of these homes in fiscal 2018.
We operate our own land development, architectural, engineering, mortgage, title, landscaping, security and home control solutions, lumber distribution, house component assembly, and manufacturing operations. We also develop, own, and operate golf courses and country clubs, which generally are associated with several of our master planned communities.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Los Angeles, San Francisco, San Diego and Fremont, California; Atlanta, Georgia; Dallas, Texas; and Phoenix, Arizona are being operated or developed, (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living, and Toll Brothers Realty Trust. At October 31, 2017, we or joint ventures in which we have an interest controlled 43 land parcels as for-rent apartment projects containing approximately 14,450 units.
Through several joint ventures, our wholly-owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), provides builders and developers with land banking and venture capital, owns certain foreclosed real estate, and is a participant in an entity that owns and controls a portfolio of loans and real estate.
See “Investments in Unconsolidated Entities” below for more information relating to these joint ventures.
Business Trends and Outlook
The current housing market continues to strengthen and grow. We believe that improving demand for homes, low interest rates, the limited supply of resale and new homes, and the financial strength of the affluent buyers that we target are driving our growth. Our buyers are further benefiting from a positive employment picture, strong consumer confidence, a robust stock market, and increasing equity in their existing homes. In fiscal 2017, the value and number of signed contracts increased 20.9% and 21.7%, respectively, as compared to fiscal 2016; and increased 37.8% and 38.3%, respectively, as compared to fiscal 2015.
In fiscal 2017, we signed 8,175 contracts with an aggregate value of $6.83 billion, compared to 6,719 contracts with an aggregate value of $5.65 billion in fiscal 2016, and 5,910 contracts with an aggregate value of $4.96 billion in fiscal 2015. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released.
We believe we are benefiting from the appeal and national recognition of our brand and a lack of large scale competition in the affordable end of the luxury new home market. Our home designs and our customization program differentiate us within our segment of the luxury home market. The breadth of products we offer enables us to appeal to a wide range of demographic groups, including affluent move-up, empty-nester and millennial buyers, which we believe is also fueling demand for our homes. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.

The supply of new and existing homes continues to trail the growth in population and households. We believe that, in certain markets, the new home market continues to have significant pent-up demand. We are producing strong results even with industry-wide home production levels still well below historical norms. We expect that this increase in demand will drive production of new homes to address the existing deficit in housing supply compared to projected household growth.
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
At October 31, 2017, we had 628 communities containing approximately 48,300 home sites that we owned or controlled through options; we owned approximately 31,300 of these home sites and controlled approximately 17,000 additional home sites through options. Of the 48,300 home sites, approximately 17,200 were substantially improved. Of the 628 communities, 396 were residential communities under development (“operating communities”) containing 23,846 home sites and 232 were future communities containing 24,465 home sites. In addition, at October 31, 2017, our Land Development Joint Ventures and Home Building Joint Ventures owned approximately 10,200 and approximately 400 home sites, respectively.
At October 31, 2017, we were offering homes for sale in 299 communities at base prices for our Traditional Home Building Product, generally ranging from approximately $184,000 to $2,800,000. For our City Living Product, we were offering homes for sale in six communities at base prices generally ranging from $413,000 to $5,240,000. In a few of our City Living communities being developed, we are offering homes at prices substantially higher than those indicated. During fiscal 2017, we delivered 7,151 homes at an average base price of approximately $689,000. On average, our home buyers added approximately 22.0%, or $152,000 per home, in customized options and lot premiums to the base price of the homes we delivered in fiscal 2017, as compared to 21.5% or $155,000 per home in fiscal 2016 and 20.7% or $134,000 per home in fiscal 2015.
In fiscal 2017, of the 7,151 homes delivered, 24% had a delivered price of less than $500,000; 36% had a delivered price of between $500,000 and $750,000; 18% had a delivered price of between $750,000 and $1,000,000; and 22% had a delivered price of over $1,000,000. Of the homes delivered in fiscal 2017, approximately 22% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 70% of the value of the home.
We had a backlog of $5.06 billion (5,851 homes) at October 31, 2017; $3.98 billion (4,685 homes) at October 31, 2016; and$3.50 billion (4,064 homes) at October 31, 2015. Of the 5,851 homes in backlog at October 31, 2017, approximately 97% are expected to be delivered by October 31, 2018.
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. We attempt, where possible, to reduce certain risks by controlling land for future development through options (also referred to herein as “land purchase contracts” or “option and purchase agreements”); however, in recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were not in a position to wait or unwilling to take the financial risk of not completing the sale. These options enable us to obtain the necessary governmental approvals before we acquire title to the land. We also reduce certain risks by generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis.
Acquisition - Coleman Real Estate Holdings, LLC
In October 2016, we entered into an agreement to acquire substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”). In November 2016, we completed the acquisition of Coleman for approximately $83.1 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. As a result of this acquisition, our selling community count increased by 15 communities at the acquisition date.
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
At October 31, 2017, we were operating in the following major suburban and urban residential markets:

•	Boston, Massachusetts, metropolitan area

•	Fairfield, Hartford, New London, and New Haven Counties, Connecticut

•	Westchester and Dutchess county, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Central and northern New Jersey

•	Philadelphia, Pennsylvania, metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Virginia and Maryland suburbs of Washington, D.C.

•	Raleigh and Charlotte, North Carolina, metropolitan areas

•	Southeast and southwest coasts and the Jacksonville and Orlando areas of Florida

•	Detroit, Michigan, metropolitan area

•	Chicago, Illinois, metropolitan area

•	Minneapolis/St. Paul, Minnesota, metropolitan area

•	Dallas, Houston, and Austin, Texas, metropolitan areas

•	Denver, Colorado, metropolitan area and Fort Collins, Colorado

•	Phoenix, Arizona, metropolitan area

•	Las Vegas and Reno, Nevada, metropolitan areas

•	Boise, Idaho metropolitan area

•	San Diego and Palm Springs, California, areas

•	Los Angeles, California, metropolitan area

•	San Francisco Bay, Sacramento, and San Jose areas of northern California, and

•	Seattle, Washington, metropolitan area
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
Each of our detached home communities offers several home plans with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever feasible, and curving street layouts to allow relatively few homes to be seen from any vantage point. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to community detail gives each community a diversified neighborhood appearance that enhances home values.
Our traditional attached home communities generally offer one- to four-story homes, provide for limited exterior options, and often include commonly owned recreational facilities, such as clubhouses, playing fields, swimming pools, and tennis courts.
We are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs. During the past fiscal year, we introduced 279 new models for our Traditional Home Building Product (170 detached models and 109 attached models).
In our Traditional Home Building Product communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options in our Traditional Home Building Product typically increase with the size and base selling price of our homes. Major options include additional garages, extra fireplaces, guest suites, finished lofts, and other additional rooms.
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
We market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2017, we were selling from 46 active-adult communities, some of which at least one member must be 55+ years of age. We expect to open additional active-adult communities during the next few years. Of the value and number of net contracts signed in fiscal 2017, approximately 14% and 20%, respectively, were in active-adult communities; in fiscal 2016, approximately 14% and 20%, respectively, were in such communities; and in fiscal 2015, approximately 11% and 16%, respectively were in active-adult communities.
With the millennial generation now entering their thirties and forming families, we are starting to benefit from their desire for home ownership. We are currently focusing on this group with our core suburban homes, urban condominiums and luxury rental apartment products.
We have developed and are developing, on our own or through joint ventures with third parties, a number of high-density, high-, mid- and low-rise urban luxury communities to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Los Angeles, California; Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan and Brooklyn, New York; and Philadelphia, Pennsylvania.
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
We believe that the demographics of the move-up, empty-nester, active-adult, and second-home upscale markets will provide us with an opportunity for growth in the future, and that our financial strength and portfolio of approved home sites in the metro Boston to metro Washington, D.C. corridor and in our California markets, in which land is scarce and approvals are more difficult to obtain, give us a competitive advantage. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.

According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2016 dollars) at September 2017 stood at 35.0 million, or approximately 27.7% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2017 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of approximately 1.36 million new households per year from 2015 to 2025.

Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth or the aging of existing homes. According to the Census Bureau’s October 2017 New Residential Sales Report, new home inventory stands at a supply of just 5.0 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.0 months will quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2016, total housing starts averaged approximately 0.85 million per year according to the Census Bureau. Additionally, the median age of housing stock in the United States has increased from 25 years to 39 years over the last three decades, thus expanding the market for replacement homes.

At October 31, 2017, we were selling homes from 305 communities, compared to 310 communities at October 31, 2016, and 288 communities at October 31, 2015.
The following table summarizes certain information with respect to our operating communities at October 31, 2017:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	77	51	10,262	5,469	1,217	3,576
Mid-Atlantic	79	64	11,752	6,643	1,143	3,966
South	85	73	8,729	3,666	1,055	4,008
West	97	73	8,919	3,761	1,397	3,761
California	51	38	5,112	1,800	887	2,425
Traditional Home Building	389	299	44,774	21,339	5,699	17,736
City Living	7	6	737	326	152	259
Total	396	305	45,511	21,665	5,851	17,995
At October 31, 2017, significant site improvements had not yet commenced on approximately 6,600 of the 17,995 available home sites. Of the 17,995 available home sites, 2,141 were not yet owned by us but were controlled through options.
Of our 396 operating communities at October 31, 2017, a total of 305 communities were offering homes for sale; 87 communities were sold out but not all homes had been completed and delivered; and four communities had been temporarily shut down and are expected to reopen in fiscal 2018. Of the 305 communities in which homes were being offered for sale at October 31, 2017, a total of 237 were detached home communities and 68 were attached home communities.
At October 31, 2017, we had 752 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 457 were in detached home communities and 295 were in attached home communities. At October 31, 2017, we had 259 homes (exclusive of model homes) under construction or completed but not under contract in six City Living communities that were wholly owned.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2017 was as follows:

Traditional Home Building Product
Detached homes
Move-up	$184,000	to	$720,000
Executive	329,000	to	1,390,000
Estate	330,000	to	2,800,000
Active-adult	254,000	to	813,000
Attached homes
Flats	$245,000	to	$935,000
Townhomes/Carriage homes	220,000	to	990,000
Active-adult	262,000	to	597,000
City Living Product	$413,000	to	$5,240,000
A few City Living communities that we are developing are offering homes at prices substantially in excess of those listed above.
In fiscal 2017, of the 7,151 homes delivered, 24% had a delivered price of less than $500,000; 36% had a delivered price of between $500,000 and $750,000; 18% had a delivered price of between $750,000 and $1,000,000; and 22% had a delivered price of over $1,000,000. Of the homes delivered in fiscal 2017, approximately 22% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 70% of the value of the home.

The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2017, 2016, and 2015:

	2017		2016		2015
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Overall	$152	22.0%	$155	21.5%	$134	20.7%
Traditional Home Building Product
Detached	$178	24.9%	$181	23.9%	$158	23.6%
Attached	$77	16.7%	$74	15.9%	$69	15.8%
City Living Product	$32	2.2%	$50	1.8%	$47	3.3%
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
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analysis that assist us in evaluating the acquisition. Historically, we have attempted to enter into option agreements to purchase land for future communities; however, in recent years, we have had more success in negotiating land parcels for immediate purchase since many sellers were not in a position to wait or unwilling to take the financial risk of not completing the sale. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside parties. In addition, we have, at times, acquired the underlying mortgage on a property and subsequently obtained title to that property.
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
During fiscal 2017 and 2016, we acquired control of approximately 6,600 home sites (net of options terminated and home sites sold) and approximately 10,700 home sites (net of options terminated), respectively. At October 31, 2017, we controlled approximately 48,300 home sites, as compared to approximately 48,800 home sites at October 31, 2016, and approximately 44,300 home sites at October 31, 2015.
We are developing several parcels of land for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. At October 31, 2017, our Land Development Joint Ventures owned approximately 10,200 home sites, and our Home Building Joint Ventures owned approximately 400 home sites. At October 31, 2017, we had agreed to acquire 347 home sites from two of our Land Development Joint Ventures and we expect to purchase approximately 3,100 additional home sites over a number of years from several other joint ventures in which we have interests.
Our ability to continue development activities over the long term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2017, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	40	4,465
Mid-Atlantic	58	4,668
South	23	2,447
West	74	9,016
California	28	2,945
Traditional Home Building	223	23,541
City Living	9	924
Total	232	24,465
Of the 24,465 planned home sites at October 31, 2017, we owned 9,636 and controlled 14,829 through options and purchase agreements.
At October 31, 2017, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $2.24 billion (including $248.8 million of land to be acquired from joint ventures in which we have invested). Of the $2.24 billion of land purchase commitments, we paid or deposited $97.7 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.14 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover on them when the contracts are terminated.
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
Community Development
We typically expend considerable effort in developing a concept for each community, which includes determining the size, style, and price range of the homes; the layout of the streets and individual home sites; and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utility lines, recreational amenities, and distinctive entrance features; and staking out individual home sites.
Each community is generally managed by a project manager. Working with sales staff, construction managers, marketing personnel, and, when required, other in-house and outside professionals such as accountants, engineers, and architects, a project manager is responsible for supervising and coordinating the various developmental steps such as land approval, land acquisition, marketing, selling, construction, and customer service, and monitoring the progress of work and controlling expenditures. Major decisions regarding each community are made in consultation with senior members of our management team.
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
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Product, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder and developer of high quality upscale homes. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features even in our less expensive homes, based on our belief that this customization enhances our product and improves our marketing and sales effort.
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
We typically have a sales office in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local real estate agents.
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
The second step in the sales process occurs when we sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment that is generally nonrefundable. Cash down payments currently average approximately 8% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2017, 2016, and 2015, our customers signed net contracts for $6.83 billion (8,175 homes), $5.65 billion (6,719 homes), and $4.96 billion (5,910 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.
Customer Mortgage Financing
We maintain relationships with a widely-diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with affluent customers such as our home buyers, and these banks continue to provide such customers with financing. We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Our mortgage subsidiary provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage that he or she is seeking based upon information provided by the home buyer and other sources. For those home buyers who qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions.
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2017	7,151	2,407	33.7%	$1,168.4
2016	6,098	2,523	41.4%	$1,240.9
2015	5,525	2,103	38.1%	$1,001.2
2014	5,397	1,866	34.6%	$801.5
2013	4,184	1,803	43.1%	$717.3

*
Amounts under “TBI Mortgage Company financed settlements” exclude brokered and referred loans, which amounted to approximately 3.6%, 4.2%, 6.2%, 4.4%, and 5.1% of our home closings in fiscal 2017, 2016, 2015, 2014, and 2013, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2017, our mortgage subsidiary was committed to fund $1.50 billion of mortgage loans. Of these commitments, $350.7 million, as well as $125.7 million of mortgage loans receivable, have “locked-in” interest rates. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $476.5 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $1.15 billion of mortgage loans.
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
Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities include Land Development Joint Ventures, Home Building Joint Ventures, Rental Property Joint Ventures, and Gibraltar Joint Ventures. At October 31, 2017, we had investments of $481.8 million in these unconsolidated entities and were committed to invest or advance up to an additional $52.5 million to these entities if they require additional funding.
In fiscal 2017, 2016, and 2015, we recognized income from the unconsolidated entities in which we had an investment of $116.1 million, $40.7 million, and $21.1 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $19.1 million in fiscal 2017, $16.4 million in fiscal 2016, and $17.0 million in fiscal 2015.

Land Development Joint Ventures
We have investments in a number of Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2017, we had approximately $236.1 million invested in our Land Development Joint Ventures and funding commitments of $33.7 million to five of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2017, four of these joint ventures had aggregate loan commitments of $239.2 million and outstanding borrowings against these commitments of $223.0 million. At October 31, 2017, our Land Development Joint Ventures owned approximately 10,200 home sites.
At October 31, 2017, we had agreed to acquire 347 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of approximately $248.8 million. In addition, we expect to purchase approximately 3,100 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
Home Building Joint Ventures
At October 31, 2017, we had an aggregate of $102.2 million of investments in various Home Building Joint Ventures to develop approximately 400 luxury for-sale homes. At October 31, 2017, we had $8.3 million of funding commitments to one of these joint ventures. In fiscal 2017, the value of net contracts signed by our Home Building Joint Ventures was $196.7 million (143 homes), and they delivered $475.3 million (197 homes) of revenue. At October 31, 2017, our Home Building Joint Ventures had a backlog of undelivered homes of $167.4 million (116 homes).
Rental Property Joint Ventures
Over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including two student housing sites. At October 31, 2017, we had an aggregate of $127.4 million of investments in various Rental Property Joint Ventures. At October 31, 2017, we or joint ventures in which we have an interest controlled 43 land parcels as for-rent apartment projects containing approximately 14,450 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Atlanta, Georgia; Dallas, Texas; and Fremont, California are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and Toll Brothers Realty Trust.
At October 31, 2017, we had approximately 3,200 units in for-rent apartment projects that were occupied or ready for occupancy, 750 units in the lease-up stage, 2,000 units under active development, and 8,500 units in the planning stage. Of the 14,450 units at October 31, 2017, 5,200 were owned by joint ventures in which we have an interest; approximately 2,550 were owned by us, as we look for joint venture partners; 6,500 were under contract to be purchased by us; and 200 were under a letter of intent.
Gibraltar Joint Ventures
Over the past two years, we, through Gibraltar, entered into three ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2017, we had an investment of $8.5 million in these ventures.
In addition, in fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned and distressed loans for $24.1 million. We have a 24% interest in this venture. In fiscal 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At October 31, 2017, we have a $4.0 million investment in this venture and are committed to invest an additional $9.6 million, if necessary.
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
Before consummating an acquisition, we generally engage independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes, or substances, and because of this, we have not been significantly affected to date by the presence of such materials on our land.
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
Employees
At October 31, 2017, we employed approximately 4,500 persons full-time. At October 31, 2017, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We believe our employee relations are good.
Available Information
We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available over the internet at the SEC’s website at http://www.sec.gov. All of the documents we file with the SEC may also be read and copied at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, investigations, and claims.
From time to time, forward-looking statements also are included in other reports on Forms 10-Q and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as market conditions, government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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

A significant portion of our revenues and income from operations are generated from California in our Traditional Home Building segment.
A significant portion of our Traditional Home Building revenues and income from operations are concentrated in California. Factors beyond our control could have a material adverse effect on our revenues and/or income from operations generated in California. These factors include, but are not limited to: changes in the regulatory and fiscal environment; prolonged economic downturns; high levels of foreclosures; lack of affordability; a decline in foreign buyer demand; severe weather including drought and the risk of local governments imposing building moratoriums; natural disasters such as earthquakes and fires; environmental incidents; and declining population and/or growth rates and the related reduction in housing demand in these regions. If home sale activity or selling prices decline in California, our costs may not decline at all or at the same rate and, as a result, our consolidated financial results may be adversely affected.
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
Before a high-rise building generates any revenues, we make significant expenditures to acquire land; to obtain permits, development approvals, and entitlements; and to construct the building. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a high-rise building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during the period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire land and construct the building). These costs can be significant and can adversely affect our operating results. In addition, if values of the building or units decline, we may also be required to recognize material write-downs of the book value of the building in accordance with U.S. generally accepted accounting principles.
Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2017, we had 5,851 homes with a sales value of $5.06 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
The home building industry is highly competitive, and, if other home builders are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment, in which we face competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials, and skilled management and labor resources. We also compete with the resale home market, also referred to as the “previously owned or existing” home market. An oversupply of homes available for sale or the heavy discounting of home prices by some of our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions can have any of the following impacts on us: delivery of fewer homes; sale of fewer homes or higher cancellations by our home buyers; an increase in selling incentives and/or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in May 2021, our $500.0 million term loan matures in August 2021, and $2.47 billion of our senior notes become due and payable at various times from December 2018 through March 2027. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings will likely increase and our revenues may decrease or we could be precluded from continuing our operations at current levels.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we incur on our revolving bank credit facility and term loan fluctuates based on changes in short-term interest rates and the amount of borrowings we incur. Increases in interest rates generally and/or any downgrade in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.
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
If home buyers are not able to obtain suitable financing, our results of operations may decline.
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. Any uncertainty in the mortgage markets and its impact on the overall mortgage market, including the tightening of credit standards, future increases in the effective cost of home mortgage financing (including as a result of changes to federal tax law), and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2017, we had approximately 48,300 home sites that we owned or controlled through options. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
We engage subcontractors to perform the actual construction of our homes and purchase components used in the construction of our homes from building supply companies. Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or that the components purchased from building supply companies are not performing as specified. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers. For example, we have incurred or expect to incur significant costs to repair homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding warranty charges.
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
Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of real estate taxes or interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations. In December 2017, Congress passed a federal tax reform bill. If signed into law by the President, this bill would (i)

limit the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law) and (ii) introduce a $10,000 cap on the federal deduction for state and local taxes. These tax changes, if enacted, may raise the overall cost of home ownership in certain of our communities, and may have the effect of reducing demand for those homes.
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
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
Over the past several years, we have had a significant number of water intrusion claims related to homes we built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.

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
We believe that our recorded tax balances are adequate; however, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes. In December 2017, Congress passed a federal tax reform bill. If signed into law by the President, this bill includes changes that we believe will significantly decrease our effective tax rate. For more information regarding tax reform, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview –Tax Reform” in Item 7 of this Form 10-K.
Our high-rise business is subject to swings in delivery volume due to the extended construction time, levels of pre-sales, and quick delivery of units once the building is complete.
Our quarterly operating results will fluctuate depending on the timing of completion of construction of our high-rise building, levels of pre-sales and the relatively short delivery time of the pre-sold units once the building is completed. Depending on the number of high-rise buildings that are completed in a quarter, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
As part of our normal business activities, we use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our backup systems, are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), usage errors, and catastrophic events, such as fires, floods, tornadoes, and hurricanes. If our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our home buyers and business partners), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.

Our acquisition of Shapell Industries, Inc. may expose us to unknown liabilities.
As part of the acquisition of Shapell Industries, Inc. (“Shapell”) in February 2014, we acquired all the outstanding equity interests of Shapell and, as a result, we will generally be subject to all of its liabilities, other than certain excluded liabilities as set forth in the purchase agreement. If previously unknown liabilities or other obligations of Shapell emerge in the future including contingent liabilities, our business could be materially affected. We may learn additional information about Shapell that adversely affects us, such as unknown liabilities, including liabilities under environmental laws, issues that could affect our ability to comply with the Sarbanes-Oxley Act, or issues that could affect our ability to comply with other applicable laws.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated party, contains approximately 200,000 square feet and is located in Horsham, Pennsylvania.
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 225,000 square feet located in Morrisville, Pennsylvania; manufacturing facilities totaling approximately 150,000 square feet located in Emporia, Virginia; and a manufacturing facility of approximately 134,000 square feet located in Knox, Indiana. We lease, from an unrelated party, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania. In addition, we own a 34,000-square foot manufacturing, warehouse, and office facility in Culpepper, Virginia. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic, and portions of our South geographic segments. These operations also permit us to purchase wholesale lumber, sheathing, windows, doors, certain other interior and exterior millwork, and other building materials to supply to our communities. We believe that increased efficiencies, cost savings, and productivity result from the operation of these plants and from the wholesale purchase of materials.
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices per share of our common stock as reported on the NYSE:

	Three months ended
	October 31	July 31	April 30	January 31
2017
High	$46.04	$40.95	$37.09	$32.98
Low	$37.00	$36.03	$31.17	$27.06
2016
High	$32.25	$29.96	$30.17	$38.15
Low	$27.00	$25.30	$23.75	$26.57
The closing price of our common stock on the NYSE on the last trading day of our fiscal years ended October 31, 2017, 2016, and 2015 was $46.04, $27.44, and $35.97, respectively. At December 15, 2017, there were approximately 610 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2017, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2017	2,931	$38.12	2,931	10,416
September 1 to September 30, 2017	2,269	$38.95	2,269	8,147
October 1 to October 31, 2017	2	$42.35	2	8,145
Total	5,202	$38.48	5,202

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2017, we withheld 539 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $24,000 of income tax withholdings and we issued the remaining 1,078 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2017, no participant employed the net exercise method to exercise options.

(b)
On May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors terminated, effective December 13, 2017, our May 2016 share repurchase program and authorized a new repurchase program described below.

Effective December 13, 2017, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
Subsequent to October 31, 2017, we repurchased approximately 4.2 million shares of our common stock at an average price of $47.47 per share, of which approximately 1.1 million shares were purchased under the repurchase program authorized by our Board of Directors on December 13, 2017.
Except as set forth above, we did not repurchase any of our equity securities during the three-month period ended
October 31, 2017.
Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During fiscal 2017, we paid a quarterly cash dividend of $0.08 per share on each April 28, 2017, July 28, 2017, and October 27, 2017. Subsequent to October 31, 2017, we declared a quarterly cash dividend of $0.08 which will be paid on January 26, 2018 to shareholders of record on the close of business on January 12, 2018. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the agreement), which restricts the amount of dividends we may pay. At October 31, 2017, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.86 billion of cash dividends.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2012, and that dividends, if any, were reinvested) from October 31, 2012 to October 31, 2017, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

October 31:	2012	2013	2014	2015	2016	2017
Toll Brothers, Inc.	100.00	99.61	96.79	108.79	83.13	140.32
S&P 500®	100.00	127.18	149.14	156.89	163.97	202.72
S&P Homebuilding	100.00	96.32	113.09	130.92	123.52	184.95

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2017. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2017	2016	2015	2014	2013
Revenues	$5,815,058	$5,169,508	$4,171,248	$3,911,602	$2,674,299
Income before income taxes	$814,311	$589,027	$535,562	$504,582	$267,697
Net income	$535,495	$382,095	$363,167	$340,032	$170,606
Earnings per share:
Basic	$3.30	$2.27	$2.06	$1.91	$1.01
Diluted	$3.17	$2.18	$1.97	$1.84	$0.97
Weighted average number of shares outstanding:
Basic	162,222	168,261	176,425	177,578	169,288
Diluted	169,487	175,973	184,703	185,875	177,963
Cash dividends declared per share	$0.24	$—	$—	$—	$—

At October 31:	2017	2016	2015	2014	2013
Cash, cash equivalents, and marketable securities	$712,829	$633,715	$928,994	$598,341	$825,480
Inventory	$7,281,453	$7,353,967	$6,997,516	$6,490,321	$4,650,412
Total assets	$9,445,225	$9,736,789	$9,206,515	$8,398,457	$6,811,782
Debt:
Loans payable	$637,416	$871,079	$1,000,439	$652,619	$107,222
Senior debt	2,462,463	2,694,372	2,689,801	2,638,241	2,305,765
Mortgage company loan facility	120,145	210,000	100,000	90,281	75,000
Total debt	$3,220,024	$3,775,451	$3,790,240	$3,381,141	$2,487,987
Equity	$4,537,090	$4,235,202	$4,228,079	$3,860,697	$3,339,164
Housing Data

Year ended October 31:	2017	2016	2015	2014	2013
Closings:
Number of homes	7,151	6,098	5,525	5,397	4,184
Value (in thousands)	$5,815,058	$5,169,508	$4,171,248	$3,911,602	$2,674,299
Net contracts signed:
Number of homes	8,175	6,719	5,910	5,271	5,294
Value (in thousands)	$6,828,277	$5,649,570	$4,955,579	$3,896,490	$3,633,908

At October 31:	2017	2016	2015	2014	2013
Backlog:
Number of homes	5,851	4,685	4,064	3,679	3,679
Value (in thousands)	$5,061,517	$3,984,065	$3,504,004	$2,719,673	$2,629,466
Number of selling communities	305	310	288	263	232
Home sites:
Owned	31,341	34,137	35,872	36,243	33,967
Controlled	16,970	14,700	8,381	10,924	14,661
Total	48,311	48,837	44,253	47,167	48,628

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto in Item 15(a)1 of this Form 10-K, beginning at page F-1.  It also should be read in conjunction with the disclosure under “Forward-Looking Statements” in Part I of this Form 10-K.
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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2017, we were operating in 20 states. In the five years ended October 31, 2017, we delivered 28,355 homes from 676 communities, including 7,151 homes from 407 communities in fiscal 2017.
In November 2016, we acquired substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”). See “Acquisition” below for more information.
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
We have investments in various unconsolidated entities. We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); and (iv) to invest in distressed loans and real estate and provide financing and land banking for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
Financial Highlights
In fiscal 2017, we recognized $5.82 billion of revenues and net income of $535.5 million, as compared to $5.17 billion of revenues and net income of $382.1 million in fiscal 2016.
In fiscal 2017 and 2016, the value of net contracts signed was $6.83 billion (8,175 homes) and $5.65 billion (6,719 homes), respectively. The value of our backlog at October 31, 2017 was $5.06 billion (5,851 homes), as compared to our backlog at October 31, 2016 of $3.98 billion (4,685 homes).
At October 31, 2017, we had $712.8 million of cash and cash equivalents on hand and approximately $1.15 billion available for borrowing under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At October 31, 2017, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $140.1 million.
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During fiscal 2017, we paid a quarterly cash dividend of $0.08 per share on each of April 28, 2017, July 28, 2017 and October 27, 2017. In

December 2016, we declared a quarterly cash dividend of $0.08 which will be paid on January 26, 2018 to shareholders of record on the close of business on January 12, 2018.
At October 31, 2017, our total equity and our debt to total capitalization ratio were $4.54 billion and 0.42 to 1:00, respectively.
Acquisition
In October 2016, we entered into an agreement to acquire substantially all of the assets and operations of Coleman. In November 2016, we completed the acquisition of Coleman for approximately $83.1 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. Our selling community count increased by 15 communities at the acquisition date.
Our Business Environment and Current Outlook
The current housing market continues to strengthen and grow. We believe that solid and improving demand for homes, low interest rates, the limited supply of resale and new homes, and the financial strength of the affluent buyers that we target are driving our growth. Our buyers are further benefiting from a solid employment picture, strong consumer confidence, a robust stock market, and increasing equity in their existing homes. In fiscal 2017, the value and number of signed contracts increased 20.9% and 21.7%, respectively, as compared to fiscal 2016; and increased 37.8% and 38.3%, respectively, as compared to fiscal 2015.
In fiscal 2017, we signed 8,175 contracts with an aggregate value of $6.83 billion, compared to 6,719 contracts with an aggregate value of $5.65 billion in fiscal 2016, and 5,910 contracts with an aggregate value of $4.96 billion in fiscal 2015. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released.
We believe we are also benefiting from the appeal and national recognition of our brand and a lack of large scale competition in the affordable end of the luxury new home market. Our home designs and our customization program differentiate us within our segment of the luxury home market. The breadth of products we offer enables us to appeal to a wide range of demographic groups, including affluent move-up, empty-nester and millennial buyers, which we believe is also fueling demand for our homes. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
The supply of new and existing homes continues to trail the growth in population and households. We believe that in certain markets, the new home market continues to have significant pent-up demand. We are producing strong results even with industry-wide home production levels still well below historical norms. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released. We expect that this increase in demand will drive production of new homes to address the existing deficit in housing supply compared to projected household growth.

According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2016 dollars) at September 2017 stood at 35.0 million, or approximately 27.7% of all U.S. households. This group has grown at three times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2017 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of approximately 1.36 million new households per year from 2015 to 2025.

Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth. According to the Census Bureau’s October 2017 New Residential Sales Report, new home inventory stands at a supply of just 5.0 months, based on current sales paces. If demand and pace increase significantly, the supply of 5.0 months could quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2016, total housing starts averaged approximately 0.85 million per year according to the Census Bureau. Additionally, the median age of housing stock in the United States has increased from 25 years to 39 years over the last three decades, thus expanding the market for replacement homes.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.

Tax Reform
In December 2017, Congress passed a federal tax reform bill. If signed into law by the President, this bill will change many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the taxation of employee compensation and benefits. The legislation includes significant changes impacting domestic corporate taxpayers. We are currently evaluating the impact such changes would have on our consolidated financial statements and disclosures but preliminarily believe, if signed, it will significantly decrease our effective tax rate.
Defective Floor Joists
In July 2017, one of our lumber suppliers publicly announced a floor joist recall. We believe that these floor joists were present in approximately 350 homes that had been built or were under construction in our North and West geographic segments. Of the approximately 350 affected homes, eight of them had already been delivered to home buyers at the time the joist recall was announced.  After the joist recall was announced, 34 home buyers canceled their contracts and 17 home buyers transferred their contracts to another home site.  At October 31, 2017, there were approximately 270 affected homes in backlog. The supplier has committed to us that it will absorb the costs associated with the remediation of the defective floor joists. This work has been completed in most of the affected homes. We expect to deliver the remaining homes in fiscal 2018. We do not believe the resolution of this issue will be material to our results of operations, liquidity, or our financial condition.
Competitive Landscape
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily based on price, location, design, quality, service, and reputation. We believe our financial stability, relative to many others in our industry, is a favorable competitive factor as more home buyers focus on builder solvency.
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
During fiscal 2017 and 2016, we acquired control of approximately 6,600 home sites (net of options terminated and home sites sold) and, approximately 10,700 home sites (net of options terminated and home sites sold), respectively. At October 31, 2017, we controlled approximately 48,300 home sites, as compared to approximately 48,800 home sites at October 31, 2016, and approximately 44,300 home sites at October 31, 2015. In addition, at October 31, 2017, we expect to purchase approximately 3,100 additional home sites from several land development joint ventures in which we have an interest, at prices not yet determined.
Of the approximately 48,300 total home sites that we owned or controlled through options at October 31, 2017, we owned approximately 31,300 and controlled approximately 17,000 through options. Of the 48,300 home sites, approximately 17,200 were substantially improved.
In addition, at October 31, 2017, our Land Development Joint Ventures owned approximately 10,200 home sites (including 347 home sites included in the 17,000 controlled through options), and our Home Building Joint Ventures owned approximately 400 home sites.
At October 31, 2017, we were selling from 305 communities, compared to 310 communities at October 31, 2016, and 288 communities at October 31, 2015.

Customer Mortgage Financing
We maintain relationships with a widely-diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with high-quality, affluent customers such as our home buyers, and these banks continue to provide such customers with financing.
We believe that our home buyers generally are, and should continue to be, well-positioned to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Toll Brothers Apartment Living/Toll Brothers Campus Living/Toll Brothers Realty Trust
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. At October 31, 2017, we or joint ventures in which we have an interest controlled 43 land parcels as for-rent apartment projects containing approximately 14,450 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Atlanta, Georgia; Dallas, Texas; and Fremont, California are being operated, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living, Toll Brothers Campus Living and Toll Brothers Realty Trust.
At October 31, 2017, we had approximately 3,200 units in for-rent apartment projects that were occupied or ready for occupancy, 750 units in the lease-up stage, 2,000 units under active development, and 8,500 units in the planning stage. Of the 14,450 units at October 31, 2017, 5,200 were owned by joint ventures in which we have an interest; approximately 2,550 were owned by us; 6,500 were under contract to be purchased by us; and 200 were under a letter of intent.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 20.9% in fiscal 2017, as compared to fiscal 2016, and 14.0% in fiscal 2016, as compared to fiscal 2015. The value of net sales contracts signed was $6.83 billion (8,175 homes) in fiscal 2017, $5.65 billion (6,719 homes) in fiscal 2016, and $4.96 billion (5,910 homes) in fiscal 2015. The increase in the aggregate value of net contracts signed in fiscal 2017, as compared to fiscal 2016, and fiscal 2016, as compared to fiscal 2015 was due to increases in the number of net contracts signed in each period. The increase in the number of net contracts signed in each period was primarily due to the continued recovery in the U.S. housing market.
The value of our backlog at October 31, 2017, 2016, and 2015 was $5.06 billion (5,851 homes), $3.98 billion (4,685 homes), and $3.50 billion (4,064 homes), respectively. Approximately 97% of the homes in backlog at October 31, 2017 are expected to be delivered by October 31, 2018. The 27.0% increase in the value of homes in backlog at October 31, 2017, as compared to October 31, 2016, was primarily due to a 20.9% increase in the value of net contracts signed in fiscal 2017, as compared to fiscal 2016, and a 13.7% higher backlog at the beginning of fiscal 2017, as compared to the beginning of fiscal 2016, offset, in part, by a 12.5% increase in the aggregate value of our deliveries in fiscal 2017, as compared to the aggregate value of deliveries in fiscal 2016.
The 13.7% increase in the value of homes in backlog at October 31, 2016, as compared to October 31, 2015, was primarily due to a 14.0% increase in the value of net contracts signed in fiscal 2016, as compared to fiscal 2015, and a 28.8% higher backlog at the beginning of fiscal 2016, as compared to the beginning of fiscal 2015, offset, in part, by a 23.9% increase in the aggregate value of our deliveries in fiscal 2016, as compared to the aggregate value of deliveries in fiscal 2015.
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
Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain those approvals, and the possible concessions that may be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2017, 2016, and 2015, as shown in the table below (amounts in thousands):

	2017	2016	2015
Land controlled for future communities	$1,949	$3,142	$809
Land owned for future communities	3,050	2,300	12,600
Operating communities	9,795	8,365	22,300
	$14,794	$13,807	$35,709

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
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
For state tax purposes, we establish valuation allowances for deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. Due to past and projected losses in certain jurisdictions where we did not have carryback potential and/or could not sufficiently forecast future taxable income, we recognized a net cumulative valuation allowance against out state deferred tax assets at October 31, 2016. During fiscal 2016, and 2015, we recognized new valuation allowances of $1.0 million, and $3.7 million, respectively. We did not recognize any new valuation allowances in fiscal 2017. During fiscal 2017 and 2015, due to improved operating results, we reversed $32.2 million and $16.3 million of state deferred tax asset valuation allowances, respectively. No state deferred tax asset valuation allowances were reversed in fiscal 2016.
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
Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Other income-net” in our Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
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

Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past several years, we have had a significant number of warranty claims related primarily to homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Colorado, Nevada, Washington, and certain areas of Texas, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
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
At October 31, 2017, we had investments in these entities of $481.8 million, and were committed to invest or advance up to an additional $52.5 million to these entities if they require additional funding. At October 31, 2017, we had agreed to terms for the acquisition of 347 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $248.8 million. In addition, we expect to purchase approximately 3,100 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that as of October 31, 2017, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2017, we had guaranteed the debt of certain unconsolidated entities with loan commitments aggregating $1.2 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $291.9 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2017, the unconsolidated entities had borrowed an aggregate of $747.7 million, of which we estimate $228.9 million to be our maximum exposure related to repayment and carry cost guarantees. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in this Form 10-K.
The trends, uncertainties or other factors that negatively impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for our unconsolidated entities that own, develop, and manage for-rent residential apartments, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we recognized an impairment charge in connection with one Land Development Joint Venture of $2.0 million in fiscal 2017. We determined that no impairments of our investments occurred in fiscal 2016 or 2015.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2017, 2016, and 2015 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2017	2016	% Change 2017 vs. 2016	2015	% Change 2016 vs. 2015
Revenues	5,815.1	5,169.5	12%	4,171.2	24%
Cost of revenues	4,562.3	4,144.1	10%	3,269.3	27%
Selling, general and administrative	607.8	535.4	14%	455.1	18%
	5,170.1	4,679.4	10%	3,724.4	26%
Income from operations	644.9	490.1	32%	446.9	10%
Other:
Income from unconsolidated entities	116.1	40.7	185%	21.1	93%
Other income - net	53.3	58.2	(8)%	67.6	(14)%
Income before income taxes	814.3	589.0	38%	535.6	10%
Income tax provision	278.8	206.9	35%	172.4	20%
Net income	535.5	382.1	40%	363.2	5%

Supplemental information:
Cost of revenues as a percentage of revenues	78.5%	80.2%		78.4%
SG&A as a percentage of revenues	10.5%	10.4%		10.9%
Effective tax rate	34.2%	35.1%		32.2%

Deliveries – units	7,151	6,098	17%	5,525	10%
Deliveries – average selling price*	$813.2	$847.7	(4)%	$755.0	12%

Net contracts signed – value	$6,828.3	$5,649.6	21%	$4,955.6	14%
Net contracts signed – units	8,175	6,719	22%	5,910	14%
Net contracts signed – average selling price*	$835.3	$840.8	(1)%	$838.5	—%

	At October 31,
	2017	2016	% Change 2017 vs. 2016	2015	% Change 2016 vs. 2015
Backlog – value	$5,061.5	$3,984.1	27%	$3,504.0	14%
Backlog – units	5,851	4,685	25%	4,064	15%
Backlog – average selling price*	$865.1	$850.4	2%	$862.2	(1)%
* $ amounts in thousands.
Note: Amounts may not add due to rounding.
FISCAL 2017 COMPARED TO FISCAL 2016
REVENUES AND COST OF REVENUES
The increase in revenues in fiscal 2017, as compared to fiscal 2016, was mainly attributable to a 17.3% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2016, as compared to October 31, 2015, offset, in part, by a 4.1% decrease in the average price of the homes delivered. The decrease in the average delivered price was due to the impact of lower priced products delivered from communities acquired in our purchase of Coleman in November 2016 and a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2017 period, as compared to the fiscal 2016 period.
Cost of revenues, as a percentage of revenues, in fiscal 2017 was 78.5%, as compared to 80.2% in fiscal 2016. The decrease in fiscal 2017, as compared to fiscal 2016, was primarily due to the recognition in fiscal 2016 of $125.6 million (2.4% of revenues) of warranty charges primarily related to homes built in Pennsylvania and Delaware; a $6.0 million benefit in fiscal 2017 from the reversal of an accrual for offsite improvements at a completed community that was no longer required; state reimbursements of $4.7 million in fiscal 2017 for previously expensed environmental clean-up costs; and lower interest expense in the fiscal 2017 period, as compared to the fiscal 2016 period. These decreases were offset, in part, by a shift in the number of homes delivered to lower-margin buildings in our City Living segment; the impact of purchase accounting for the homes sold from communities acquired in our purchase of Coleman; higher material and labor costs; and a higher number of closings from lower-margin communities in our Traditional Home Building segment. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Interest cost in fiscal 2017 was $172.8 million or 3.0% of revenues, as compared to $160.3 million or 3.1% of revenues in fiscal 2016. We recognized inventory impairments and write-offs of $14.8 million or 0.3% of revenues and $13.8 million or 0.3% of revenues in fiscal 2017 and fiscal 2016, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending increased by $72.4 million in fiscal 2017, as compared to fiscal 2016. As a percentage of revenues, SG&A increased to 10.5% in fiscal 2017 from 10.4% in fiscal 2016. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased spending on advertising, higher model operating costs due to the increase in the average number of selling communities, and the increased number of homes delivered. The increased number of employees was due primarily to the overall increase in our business in fiscal 2017, as compared to fiscal 2016. The increase in SG&A as a percentage of revenues in the fiscal 2017 period was due to SG&A spending increasing by 13.5% while revenues increased 12.5% from the fiscal 2016 period.
INCOME FROM UNCONSOLIDATED ENTITIES
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartments projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization, resulting in income. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.
The increase in income from unconsolidated entities in fiscal 2017, as compared to fiscal 2016, was due mainly to higher income recognized in fiscal 2017, as compared to fiscal 2016, from an increase in homes delivered at condominium projects and the sale of portions of our ownership interests in a number of our joint ventures. We recognized $111.8 million of income from our Home Building, Rental Property, and Land Development Joint Ventures in fiscal 2017, as compared to $38.4 million of income in fiscal 2016. The increase in our income realized from these joint ventures was primarily attributable to $72.1 million of income realized from two of our Home Building Joint Ventures located in New York City, as compared to $12.9 million from these Home Building Joint Ventures in fiscal 2016, and $26.7 million of gains recognized in fiscal 2017 on the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania; offset, in part, by a decrease in the number of lots delivered at one of our Land Development Joint Ventures in fiscal 2017 as compared to fiscal 2016 and a $4.9 million gain, in fiscal 2016, from the sale of our ownership interests in one of our joint ventures located in New Jersey.
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Income from ancillary businesses	$16,276	$17,473
Gibraltar	2,658	6,646
Management fee income from home building unconsolidated entities, net	12,902	10,270
Income from land sales	8,621	13,327
Other	12,852	10,502
Total other income – net	$53,309	$58,218
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and home building operations. In addition, in fiscal 2017 and 2016, our apartment living operations earned fees from unconsolidated entities of $6.2 million and $6.1 million, respectively; fees earned by our apartment living operations are included in income from ancillary businesses.
In fiscal 2016, our security monitoring business recognized a gain of $1.6 million from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above. The decline in income from Gibraltar was due primarily from the continuing monetization of its assets and a $1.3 million gain in fiscal 2016 from the sale of a 76% interest in certain assets of Gibraltar. See Note 4, “Investments in Unconsolidated Entities - Gibraltar Joint Ventures” of this Form 10-K for additional information on this transaction.
INCOME BEFORE INCOME TAXES
In fiscal 2017, we reported income before income taxes of $814.3 million or 14.0% of revenues, as compared to $589.0 million, or 11.4% of revenues in fiscal 2016.
INCOME TAX PROVISION
We recognized a $278.8 million income tax provision in fiscal 2017. Based upon the federal statutory rate of 35%, our federal tax provision would have been $285.0 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due mainly to a $32.2 million benefit from the reversal of state deferred tax asset valuation allowances; a $12.8 million tax benefit from the utilization of the domestic production activities deduction; the reversal of $4.0 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; and $1.5 million of other permanent differences. These benefits were offset, in part, by the recognition of a $34.7 million provision for state income taxes; $1.0 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions; and $8.6 million of other differences.
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
Cost of revenues as a percentage of revenues in fiscal 2016 was 80.2%, as compared to 78.4% in fiscal 2015. The increase in the fiscal 2016 percentage was primarily due to the recognition in fiscal 2016 of $125.6 million (2.4% of revenues) of warranty charges primarily related to homes built in Pennsylvania and Delaware, as compared to $14.7 million (0.4% of revenues) in fiscal 2015 and slightly higher land and construction costs as a percentage of revenues in homes delivered in fiscal 2016, as compared to fiscal 2015. These increased costs were offset, in part, by lower interest expense and inventory impairment and write-offs as a percentage of revenues in fiscal 2016, as compared to fiscal 2015. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
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

INCOME FROM UNCONSOLIDATED ENTITIES
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization, resulting in income. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities will vary significantly from quarter to quarter and year to year.
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
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Income from ancillary businesses	$17,473	$23,530
Gibraltar	6,646	10,168
Management fee income from unconsolidated entities, net	10,270	11,299
Income from land sales	13,327	13,150
Other	10,502	9,426
Total other income – net	$58,218	$67,573
Management fee income from unconsolidated entities presented above primarily represents fees earned by our City Living and home building operations. In addition, in fiscal 2016 and 2015, our apartment living operations earned fees from unconsolidated entities of $6.1 million and $5.7 million, respectively; fees earned by our apartment living operations are included in income from ancillary businesses.
In fiscal 2016 and fiscal 2015, our security monitoring business recognized gains of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above. The decline in income from Gibraltar was due primarily from the continuing monetization of its assets offset, in part by a $1.3 million gain in fiscal 2016 from the sale of a 76% interest in certain assets of Gibraltar. See Note 4, “Investments in Unconsolidated Entities - Gibraltar Joint Ventures” in Item 15(a)1 of this Form 10-K for additional information on this transaction.
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
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt and equity markets. At October 31, 2017, we had $712.8 million of cash and cash equivalents on hand and approximately $1.15 billion available for borrowing under our Credit Facility.
Cash provided by operating activities during fiscal 2017 was $959.7 million. It was generated primarily from $535.5 million of net income plus $28.5 million of stock-based compensation, $25.4 million of depreciation and amortization, $14.8 million of inventory impairments and write-offs; a net deferred tax provision of $185.7 million; a $129.7 million decrease in inventory; a decrease of $114.9 million in mortgage loans held for sale; and a $38.0 million increase in customer deposits; offset, in part, by a decrease of $140.5 million in accounts payable and accrued expenses.
Cash used in investing activities during fiscal 2017 was $7.7 million. The cash used in investing activities was primarily related to $122.3 million used to fund investments in unconsolidated entities, $83.1 million used for the acquisition of Coleman, and $28.9 million for the purchase of property and equipment, offset, in part, by $209.3 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $18.0 million from net sales of restricted investments.
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During fiscal 2017, we paid a quarterly cash dividend of $0.08 per share on each of April 28, 2017, July 28, 2017 and October 27, 2017. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect.
We used $872.9 million of cash from financing activities in fiscal 2017, primarily for the repayment of $687.5 million of senior notes; the repurchase of $290.9 million of our common stock; the repayment of $250.0 million on our Credit Facility, net of new borrowings under it; the repayment of $89.9 million on our mortgage company loan facility, net of new borrowings; the repayment of $42.9 million of other loans payable, net of new borrowings; and payment of $38.6 million of dividends on our common stock, offset, in part, by the net proceeds of $455.5 million from the issuance of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2027, and the proceeds of $66.0 million from our stock-based benefit plans.
At October 31, 2016, we had $633.7 million of cash and cash equivalents on hand and approximately $961.8 million available for borrowing under our Credit Facility.
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
Cash provided by investing activities during fiscal 2016 was $8.2 million. The cash provided by investing activities was primarily related to $97.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and $10.0 million of proceeds from the sale of marketable securities, offset, in part, by $69.7 million used to fund investments in unconsolidated entities and $28.4 million for the purchase of property and equipment.
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

At October 31, 2015, we had $929.0 million of cash, cash equivalents, and marketable securities on hand and approximately $566.1 million available for borrowing under our $1.035 billion revolving credit facility (“Previous Credit Facility”). Cash provided by operating activities during fiscal 2015 was $60.2 million. It was generated primarily from $363.2 million of net income plus $22.9 million of stock-based compensation, $23.6 million of depreciation and amortization, $35.7 million of inventory impairments and write-offs, and $62.1 million of deferred taxes; a $46.5 million increase in customer deposits; and an increase of $28.7 million in accounts payable and accrued expenses; offset, in part, by the net purchase of $352.0 million of inventory; a $65.5 million decrease in income taxes payable; a $55.6 million increase in receivables, prepaid expenses, and other assets; and an increase of $21.4 million in mortgage loans originated, net of the sale of mortgage loans to outside investors.
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
We generated $325.3 million of cash from financing activities in fiscal 2015, primarily from the issuance of $350.0 million of 4.875% Senior Notes due 2025; $350.0 million of borrowing under our Previous Credit Facility; and $39.5 million from the proceeds of our stock-based benefit plans, offset, in part, by the repayment of $300.0 million of senior notes; the repurchase of $56.9 million of our common stock; and the repayment of $55.0 million of other loans payable, net of new borrowings.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At October 31, 2017, we owned or controlled through options approximately 48,300 home sites, as compared to approximately 48,800 at October 31, 2016; and approximately 44,300 at October 31, 2015. Of the approximately 48,300 home sites owned or controlled through options at October 31, 2017, we owned approximately 31,300. Of our owned home sites at October 31, 2017, significant improvements were completed on approximately 17,200 of them.
At October 31, 2017, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.24 billion (including $248.8 million of land to be acquired from joint ventures in which we have invested). Of the $2.24 billion of land purchase commitments, we had paid or deposited $97.7 million and, if we acquire all of these land parcels, we will be required to pay an additional $2.14 billion. The purchases of these land parcels are scheduled over the next several years. In addition, we expect to purchase approximately 3,100 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Net cash (used in) provided by investing activities,” At October 31, 2017, we had investments in these entities of $481.8 million, and were committed to invest or advance up to an additional $52.5 million to these entities if they require additional funding. At October 31, 2017, we had purchase commitments to acquire land for apartment developments of approximately $230.1 million, of which we had outstanding deposits in the amount of $11.9 million. We intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.295 billion Credit Facility that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.63 billion. Under the terms of the Credit Facility, at October 31, 2017, our leverage ratio was approximately 0.58 to 1.00 and our tangible net worth was approximately $4.49 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $2.29 billion as of October 31, 2017. At October 31, 2017, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $140.1 million. Subsequent to October 31, 2017, we borrowed $150.0 million under the Credit Facility.

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
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2017 (amounts in millions):

	2018	2019 – 2020	2021 – 2022	Thereafter	Total
Senior notes (a)	$126.1	$822.8	$598.0	$1,629.8	$3,176.7
Loans payable (a)	78.9	63.7	516.9	64.2	723.7
Mortgage company loan facility (a)	124.0				124.0
Operating lease obligations	12.1	14.8	5.6	0.5	33.0
Purchase obligations (b)	1,230.7	893.6	220.7	438.8	2,783.8
Retirement plans (c)	9.5	11.7	13.2	56.7	91.1
	$1,581.3	$1,806.6	$1,354.4	$2,190.0	$6,932.3

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.5 billion of the senior notes, $637.4 million of loans payable, $120.1 million of the mortgage company loan facility, and $36.0 million of accrued interest were recorded on our October 31, 2017 Consolidated Balance Sheet.

(b)
Amounts represent our expected acquisition of land under purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds.

(c)
Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $67.4 million was recorded on our October 31, 2017 Consolidated Balance Sheet.

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

The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2017, 2016, and 2015. Information related to backlog and assets by segment at October 31, 2017 and 2016, has also been provided.
Units Delivered and Revenues:

	Fiscal 2017 Compared to Fiscal 2016
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$775.5	$814.5	(5)%	1,139	1,172	(3)%	$680.9	$695.0	(2)%
Mid-Atlantic	1,030.3	895.7	15%	1,681	1,432	17%	612.9	625.5	(2)%
South	924.0	849.6	9%	1,247	1,093	14%	741.0	777.3	(5)%
West	1,151.7	903.7	27%	1,783	1,304	37%	645.9	693.0	(7)%
California	1,550.5	1,448.5	7%	1,041	1,006	3%	1,489.4	1,439.9	3%
Traditional Home Building	5,432.0	4,912.0	11%	6,891	6,007	15%	788.3	817.7	(4)%
City Living	383.1	257.5	49%	260	91	186%	1,473.5	2,829.7	(48)%
Total	$5,815.1	$5,169.5	12%	7,151	6,098	17%	$813.2	$847.7	(4)%

	Fiscal 2016 Compared to Fiscal 2015
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$814.5	$702.2	16%	1,172	1,126	4%	$695.0	$623.6	11%
Mid-Atlantic	895.7	845.3	6%	1,432	1,342	7%	625.5	629.9	(1)%
South	849.6	892.3	(5)%	1,093	1,175	(7)%	777.3	759.4	2%
West	903.7	665.3	36%	1,304	994	31%	693.0	669.3	4%
California	1,448.5	750.0	93%	1,006	669	50%	1,439.9	1,121.1	28%
Traditional Home Building	4,912.0	3,855.1	27%	6,007	5,306	13%	817.7	726.6	13%
City Living	257.5	316.1	(19)%	91	219	(58)%	2,829.7	1,443.4	96%
Total	$5,169.5	$4,171.2	24%	6,098	5,525	10%	$847.7	$755.0	12%
Net Contracts Signed:

	Fiscal 2017 Compared to Fiscal 2016
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$898.9	$888.0	1%	1,379	1,259	10%	$651.8	$705.3	(8)%
Mid-Atlantic	1,161.9	986.8	18%	1,838	1,607	14%	632.2	614.1	3%
South	1,003.5	916.8	9%	1,342	1,229	9%	747.8	746.0	—%
West	1,318.3	1,096.7	20%	2,032	1,508	35%	648.8	727.3	(11)%
California	2,177.9	1,418.5	54%	1,395	930	50%	1,561.2	1,525.3	2%
Traditional Home Building	6,560.5	5,306.8	24%	7,986	6,533	22%	821.5	812.3	1%
City Living	267.8	342.8	(22)%	189	186	2%	1,416.9	1,843.0	(23)%
Total	$6,828.3	$5,649.6	21%	8,175	6,719	22%	$835.3	$840.8	(1)%

	Fiscal 2016 Compared to Fiscal 2015
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$888.0	$756.8	17%	1,259	1,138	11%	$705.3	$665.0	6%
Mid-Atlantic	986.8	844.7	17%	1,607	1,323	21%	614.1	638.5	(4)%
South	916.8	838.3	9%	1,229	1,036	19%	746.0	809.2	(8)%
West	1,096.7	846.2	30%	1,508	1,221	24%	727.3	693.0	5%
California	1,418.5	1,343.2	6%	930	1,003	(7)%	1,525.3	1,339.2	14%
Traditional Home Building	5,306.8	4,629.2	15%	6,533	5,721	14%	812.3	809.2	—%
City Living	342.8	326.4	5%	186	189	(2)%	1,843.0	1,727.0	7%
Total	$5,649.6	$4,955.6	14%	6,719	5,910	14%	$840.8	$838.5	—%
Backlog at October 31:

	October 31, 2017 Compared to October 31, 2016
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$816.1	$692.8	18%	1,217	977	25%	$670.6	$709.1	(5)%
Mid-Atlantic	741.6	610.0	22%	1,143	986	16%	648.8	618.7	5%
South	815.9	736.4	11%	1,055	960	10%	773.4	767.1	1%
West	972.0	766.5	27%	1,397	1,020	37%	695.7	751.5	(7)%
California	1,495.1	867.7	72%	887	533	66%	1,685.6	1,627.9	4%
Traditional Home Building	4,840.7	3,673.4	32%	5,699	4,476	27%	849.4	820.7	3%
City Living	220.8	310.7	(29)%	152	209	(27)%	1,452.7	1,486.5	(2)%
Total	$5,061.5	$3,984.1	27%	5,851	4,685	25%	$865.1	$850.4	2%

	October 31, 2016 Compared to October 31, 2015
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Traditional Home Building:
North	$692.8	$619.2	12%	977	890	10%	$709.1	$695.8	2%
Mid-Atlantic	610.0	518.9	18%	986	811	22%	618.7	639.9	(3)%
South	736.4	669.2	10%	960	824	17%	767.1	812.1	(6)%
West	766.5	573.5	34%	1,020	816	25%	751.5	702.8	7%
California	867.7	897.8	(3)%	533	609	(12)%	1,627.9	1,474.2	10%
Traditional Home Building	3,673.4	3,278.6	12%	4,476	3,950	13%	820.7	830.0	(1)%
City Living	310.7	225.4	38%	209	114	83%	1,486.5	1,977.2	(25)%
Total	$3,984.1	$3,504.0	14%	4,685	4,064	15%	$850.4	$862.2	(1)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2017	2016	% Change 2017 vs. 2016	2015	% Change 2016 vs. 2015
Traditional Home Building:
North	$50.4	$77.0	(35)%	$59.2	30%
Mid-Atlantic	105.7	(29.4)	460%	69.1	(143)%
South	112.8	128.6	(12)%	153.0	(16)%
West	153.2	127.3	20%	106.4	20%
California	345.1	335.2	3%	139.1	141%
Traditional Home Building	767.2	638.7	20%	526.8	21%
City Living	193.9	91.1	113%	124.3	(27)%
Corporate and other	(146.8)	(140.8)	4%	(115.5)	22%
Total	$814.3	$589.0	38%	$535.6	10%
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
Total Assets ($ amounts in millions):

	At October 31,
	2017	2016
Traditional Home Building:
North	$1,075.0	$1,020.3
Mid-Atlantic	1,121.0	1,166.0
South	1,184.9	1,203.6
West	1,275.3	1,130.6
California	2,630.0	2,479.9
Traditional Home Building	7,286.2	7,000.4
City Living	647.2	946.7
Corporate and other	1,511.8	1,789.7
Total	$9,445.2	$9,736.8
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash and investments, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments, manufacturing facilities, and mortgage and title subsidiaries.

FISCAL 2017 COMPARED TO FISCAL 2016
Traditional Home Building
North

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$775.5	$814.5	(5)%
Units delivered	1,139	1,172	(3)%
Average delivered price ($ in thousands)	$680.9	$695.0	(2)%

Net Contracts Signed:
Net contract value ($ in millions)	$898.9	$888.0	1%
Net contracted units	1,379	1,259	10%
Average contracted price ($ in thousands)	$651.8	$705.3	(8)%

Cost of revenues as a percentage of revenues	84.8%	82.6%

Income before income taxes ($ in millions)	$50.4	$77.0	(35)%

Number of selling communities at October 31,	51	56	(9)%
The decrease in the number of homes delivered in fiscal 2017, as compared to fiscal 2016, was mainly due to the defective floor joists issue. The decrease in the average price of homes delivered in fiscal 2017, as compared to fiscal 2016, was primarily attributable to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2017, as compared to fiscal 2016. For additional information regarding the defective floor joists issue, see “Overview – Defective Floor Joists” in this MD&A.
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was mainly due to improved market conditions in Connecticut, Michigan, New York, and New Jersey, offset, in part by a decrease in the number of selling communities and a decrease in Massachusetts where demand has declined. The decrease in the average sales price of net contracts signed in fiscal 2017, as compared to fiscal 2016, was principally attributable to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2017, as compared to fiscal 2016, particularly in Michigan, where we had a significant increase in the number of contracts signed in multifamily and active-adult communities.
The decrease in income before income taxes in fiscal 2017, as compared to fiscal 2016, was principally attributable to lower earnings from decreased revenues and higher cost of revenues, as a percentage of revenues in fiscal 2017, as compared to fiscal 2016. The increase in the cost of revenues, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas and higher material and labor costs in fiscal 2017, as compared to fiscal 2016.

Mid-Atlantic

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,030.3	$895.7	15%
Units delivered	1,681	1,432	17%
Average delivered price ($ in thousands)	$612.9	$625.5	(2)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,161.9	$986.8	18%
Net contracted units	1,838	1,607	14%
Average contracted price ($ in thousands)	$632.2	$614.1	3%

Cost of revenues as a percentage of revenues	82.1%	95.8%

Income (loss) before income taxes ($ in millions)	$105.7	$(29.4)	460%

Number of selling communities at October 31,	64	76	(16)%
The increase in the number of homes delivered in fiscal 2017, as compared to fiscal 2016, was mainly due to an increase in the number of homes closed in the region, which was attributable to an increase in the number of homes in backlog in those markets at October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decrease in the average price of homes delivered in fiscal 2017, as compared to fiscal 2016, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2017, as compared to fiscal 2016.
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was principally due to increases in demand in fiscal 2017, as compared to fiscal 2016.
The increase in income before income taxes in fiscal 2017, as compared to the loss before income taxes in fiscal 2016, was mainly due to $125.6 million of warranty charges recognized, primarily related to homes built in Pennsylvania and Delaware in fiscal 2016; higher earnings from increased revenues; and a $6.0 million benefit from the reversal of an accrual for offsite improvements at a completed community that was no longer required. These increases were partially offset by higher inventory impairment charges; a $2.0 million impairment charge we recognized on one of our Land Development Joint Ventures in fiscal 2017; and higher SG&A costs. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Inventory impairment charges were $6.9 million in fiscal 2017, as compared to $2.1 million in fiscal 2016. In fiscal 2017, during our review of operating communities for impairment, primarily due to a decrease in customer demand as a result of weaker than expected market conditions in certain communities, we determined that the pricing assumptions used in prior impairment reviews for two operating communities located in Maryland needed to be reduced. As a result of these reductions in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying value of these communities were written down to their estimated fair value resulting in charges to income before income taxes of $5.4 million in fiscal 2017. The impairment charges in fiscal 2016 primarily related to a land purchase contract in Delaware where we were unable to obtain the required approvals to proceed with our development of the underlying property. Accordingly, we terminated the contract and wrote off our costs incurred.
Further in fiscal 2017, during our evaluation of our investments in unconsolidated entities, we determined that the development cost assumptions used in prior impairment reviews for one Land Development Joint Venture located in Maryland needed to be increased. As a result of these cost increases, we determined that our investment in this joint venture was impaired and we concluded that the impairment was other than temporary. Accordingly, we wrote down the carrying value of our investment in this joint venture to its estimated fair value resulting in a charge to income before income taxes of $2.0 million in fiscal 2017.

South

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$924.0	$849.6	9%
Units delivered	1,247	1,093	14%
Average delivered price ($ in thousands)	$741.0	$777.3	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,003.5	$916.8	9%
Net contracted units	1,342	1,229	9%
Average contracted price ($ in thousands)	$747.8	$746.0	—%

Cost of revenues as a percentage of revenues	81.5%	79.4%

Income before income taxes ($ in millions)	$112.8	$128.6	(12)%

Number of selling communities at October 31,	73	71	3%
The increase in the number of homes delivered in fiscal 2017, as compared to fiscal 2016, was mainly due to an increase in the number of homes closed in Florida and North Carolina which was attributable to an increase in the number of homes in backlog as of October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decrease in the average price of homes delivered in fiscal 2017, as compared to fiscal 2016, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2017, as compared to fiscal 2016.
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was mainly due to an increase in the number of selling communities in fiscal 2017, as compared to fiscal 2016.
The decrease in income before income taxes in fiscal 2017, as compared to fiscal 2016, was principally due to a higher cost of revenues, as a percentage of revenues, higher SG&A costs, lower income earned from our investments in unconsolidated entities, and decreased earnings from land sales in Texas, offset, in part, by higher earnings from increased revenues. The increase in cost of revenues, as a percentage of revenues, in fiscal 2017, as compared to fiscal 2016, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations in fiscal 2017, as compared to fiscal 2016. The higher SG&A costs in fiscal 2017, as compared to fiscal 2016, were principally due to the increase in the number of selling communities. The decrease in income earned from our investments in unconsolidated entities in fiscal 2017, as compared to fiscal 2016, was primarily related to a $1.4 million charge in fiscal 2017 for amenity construction repairs at one of our Home Building Joint Ventures.

West

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,151.7	$903.7	27%
Units delivered	1,783	1,304	37%
Average delivered price ($ in thousands)	$645.9	$693.0	(7)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,318.3	$1,096.7	20%
Net contracted units	2,032	1,508	35%
Average contracted price ($ in thousands)	$648.8	$727.3	(11)%

Cost of revenues as a percentage of revenues	79.3%	78.9%

Income before income taxes ($ in millions)	$153.2	$127.3	20%

Number of selling communities at October 31,	73	65	12%
The increase in the number of homes delivered in fiscal 2017, as compared to fiscal 2016, was mainly due to the delivery of 342 homes in the Boise market, in fiscal 2017 and an increase in the number of homes in backlog at October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The decrease in the average delivered price of homes delivered in fiscal 2017, as compared to fiscal 2016, was primarily due to deliveries of homes in the Boise market, where the average prices of homes delivered in fiscal 2017 was $315,000. Excluding the closings in the Boise market, the average price of homes delivered in fiscal 2017 increased 5%, as compared to fiscal 2016, which was mainly due to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2017, as compared to fiscal 2016.
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was principally due to the 458 contracts we signed in the Boise market during fiscal 2017; increases in demand primarily in Nevada and Arizona; and an increase in the number of selling communities in Nevada. These increases were offset, in part, by lower demand and a decrease in selling communities in Colorado and Washington. The net contracts signed in the Boise market also reduced our average contracted price for fiscal 2017, as compared to fiscal 2016. Excluding contracts signed in the Boise market, the average value of each contract signed in fiscal 2017, increased by 2%, as compared to fiscal 2016.
The increase in income before income taxes in fiscal 2017, as compared to fiscal 2016, was due mainly to higher earnings from the increased revenues in fiscal 2017, as compared to fiscal 2016.
California

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,550.5	$1,448.5	7%
Units delivered	1,041	1,006	3%
Average delivered price ($ in thousands)	$1,489.4	$1,439.9	3%

Net Contracts Signed:
Net contract value ($ in millions)	$2,177.9	$1,418.5	54%
Net contracted units	1,395	930	50%
Average contracted price ($ in thousands)	$1,561.2	$1,525.3	2%

Cost of revenues as a percentage of revenues	72.8%	72.6%

Income before income taxes ($ in millions)	345.1	335.2	3%

Number of selling communities at October 31,	38	37	3%

The increase in the number of homes delivered in fiscal 2017, as compared to fiscal 2016, was mainly due to an increase in the number of homes sold and settled in fiscal 2017, as compared to fiscal 2016, offset, in part, by a decrease in the number of homes in backlog at October 31, 2016, as compared to the number of homes in backlog at October 31, 2015. The increase in the average price of homes delivered in fiscal 2017, as compared to fiscal 2016, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2017, as compared to fiscal 2016.
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was due mainly to an increase in demand and an increase in the average number of selling communities in our southern California markets in fiscal 2017, as compared to fiscal 2016.
The increase in income before income taxes in fiscal 2017, as compared to fiscal 2016, was primarily due to higher earnings from the increased revenues, offset, in part, by higher SG&A, as a percent of revenues.
City Living

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$383.1	$257.5	49%
Units delivered	260	91	186%
Average delivered price ($ in thousands)	$1,473.5	$2,829.7	(48)%

Net Contracts Signed:
Net contract value ($ in millions)	$267.8	$342.8	(22)%
Net contracted units	189	186	2%
Average contracted price ($ in thousands)	$1,416.9	$1,843.0	(23)%

Cost of revenues as a percentage of revenues	67.6%	66.3%

Income before income taxes ($ in millions)	$193.9	$91.1	113%

Number of selling communities at October 31,	6	5	20%
The increase in the number of homes delivered in fiscal 2017, as compared to fiscal 2016, was principally due to the commencement of deliveries in fiscal 2017 at three buildings (located in Hoboken, New Jersey; New York City; and Bethesda, Maryland). These increases were partially offset by a decrease in closings at one building, located in New York City, where there were fewer available units remaining in fiscal 2017, as compared to fiscal 2016, and at a community located in Philadelphia, Pennsylvania, which settled out in fiscal 2016. The decrease in the average price of homes delivered in fiscal 2017, as compared to fiscal 2016, was primarily due to a shift in the number of homes delivered to less expensive buildings in fiscal 2017, as compared to fiscal 2016.
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was primarily due to strong sales at a building located in Jersey City, New Jersey, which opened in the third quarter of fiscal 2017. This increase was partially offset by a decrease at a building located in Hoboken, New Jersey which benefited from strong sales in fiscal 2016 due to its opening in the fourth quarter of fiscal 2015 and a decrease at a building in New York City, where there were fewer available units remaining in fiscal 2017, as compared to fiscal 2016. The decrease in the average sales price of net contracts signed in fiscal 2017, as compared to fiscal 2016, was principally due to a shift to less expensive buildings in fiscal 2017, as compared to fiscal 2016.
The increase in income before income taxes in fiscal 2017, as compared to fiscal 2016, was mainly due to a $60.2 million increase in earnings from our investments in unconsolidated entities; higher earnings from increased revenues; and state reimbursement of $4.7 million of previously expensed environmental clean-up costs received in the fiscal 2017 period, offset, in part, by a shift in the number of homes delivered to buildings with a lower margin.

In fiscal 2017 and 2016, mainly due to the commencement of deliveries from two City Living Home Building Joint Ventures in the fourth quarter of fiscal 2016, we recognized $73.1 million and $12.9 million in earnings, respectively, from our investments in unconsolidated entities. The tables below provide information related to deliveries and revenues and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Year ended October 31,
	2017 Units	2016 Units	2017 $	2016 $
Deliveries and revenues	123	32	$407.1	$90.5
Net contracts signed	69	25	$123.2	$90.7

	At October 31,
	2017 Units	2016 Units	2017 $	2016 $
Backlog	46	114	$99.1	$408.5
Other
In fiscal 2017 and 2016, loss before income taxes was $146.8 million and $140.8 million, respectively. The increase in the loss before income taxes in fiscal 2017, as compared to fiscal 2016, was principally attributable to higher SG&A costs; a $4.9 million gain recognized in fiscal 2016 from the sale of our ownership interest in one of our joint ventures located in New Jersey; lower earnings from Gibraltar; losses incurred by a one of our Rental Property Joint Ventures which commenced operations of a hotel in February 2017; and a gain of $1.6 million recognized in the fiscal 2016 period, from a bulk sale of security monitoring accounts by our home security monitoring business in fiscal 2015. These increases were partially offset by gains of $26.7 million in fiscal 2017 related to the sales of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania. The increase in SG&A costs in fiscal 2017, as compared to fiscal 2016, was due to increased compensation costs, due to our increased number of employees related to our increased business activity and increased spending on upgrading our computer software.
FISCAL 2016 COMPARED TO FISCAL 2015
Traditional Home Building
North

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$814.5	$702.2	16%
Units delivered	1,172	1,126	4%
Average delivered price ($ in thousands)	$695.0	$623.6	11%

Net Contracts Signed:
Net contract value ($ in millions)	$888.0	$756.8	17%
Net contracted units	1,259	1,138	11%
Average contracted price ($ in thousands)	$705.3	$665.0	6%

Cost of revenues as a percentage of revenues	82.6%	82.9%

Income before income taxes ($ in millions)	$77.0	$59.2	30%

Number of selling communities at October 31,	56	68	(18)%
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
The 30% increase in income before income taxes in fiscal 2016, as compared to fiscal 2015, was principally attributable to higher earnings from increased revenues and lower inventory impairment charges, offset, in part, by higher cost of revenues, excluding inventory impairment charges, as a percentage of revenues, and higher SG&A costs. During our review of communities for impairment in fiscal 2016 and 2015, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for three operating communities (two located in Connecticut and one in suburban New York) in fiscal 2016, and two operating communities (one located in suburban New York and one located in New Jersey) in fiscal 2015, needed to be reduced. As a result of these reductions in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values of these communities were written down to their estimated fair values resulting in charges to income before income taxes of $7.3 million and $13.9 million in fiscal 2016 and fiscal 2015, respectively. Total inventory impairment charges for fiscal 2016 and fiscal 2015 were $7.6 million and $15.0 million, respectively. The increase in the cost of revenues, excluding inventory impairment charges, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas.
Mid-Atlantic

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$895.7	$845.3	6%
Units delivered	1,432	1,342	7%
Average delivered price ($ in thousands)	$625.5	629.9	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$986.8	$844.7	17%
Net contracted units	1,607	1,323	21%
Average contracted price ($ in thousands)	$614.1	638.5	(4)%

Cost of revenues as a percentage of revenues	95.8%	84.7%

Income before income taxes ($ in millions)	$(29.4)	$69.1	(143)%

Number of selling communities at October 31,	76	65	17%
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
The loss before income taxes in fiscal 2016, as compared to income before income taxes in fiscal 2015, was mainly due to $125.6 million of warranty charges, primarily related to homes built in Pennsylvania and Delaware, in fiscal 2016, as compared to $14.7 million in fiscal 2015. and higher SG&A costs, offset, in part, by lower inventory impairment charges and higher earnings from increased revenues. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.

Inventory impairment charges were $2.1 million, as compared to $19.5 million in fiscal 2016 and fiscal 2015, respectively. The impairment charges in fiscal 2016 primarily related to a land purchase contract in Delaware where we were unable to obtain the required approvals to proceed with our development of the underlying property. Accordingly, we terminated the contract and wrote off costs incurred. In fiscal 2015, due to the weakness in certain housing markets in Maryland and West Virginia, we decided to sell or look for alternate uses for two parcels of land rather than develop them as previously intended. The carrying values of these communities were written down to their estimated fair values resulting in charges to income before income taxes of $11.9 million. We sold one parcel of land during the fourth quarter of fiscal 2015. In addition, during our review of operating communities for impairment in fiscal 2015, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Virginia needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in fiscal 2015 of $3.1 million.
South

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$849.6	$892.3	(5)%
Units delivered	1,093	1,175	(7)%
Average delivered price ($ in thousands)	$777.3	759.4	2%

Net Contracts Signed:
Net contract value ($ in millions)	$916.8	$838.3	9%
Net contracted units	1,229	1,036	19%
Average contracted price ($ in thousands)	$746.0	809.2	(8)%

Cost of revenues as a percentage of revenues	79.4%	78.2%

Income before income taxes ($ in millions)	$128.6	$153.0	(16)%

Number of selling communities at October 31,	71	53	34%
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
The increase in the number of net contracts signed in fiscal 2016, as compared to fiscal 2015, was mainly due to increases in demand in the Raleigh, North Carolina and the Dallas, Texas markets, and an increase in selling communities in Florida. The decrease in the average value of each contract signed in fiscal 2016, as compared to fiscal 2015, was mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The decrease in income before income taxes in fiscal 2016, as compared to fiscal 2015, was principally due to higher cost of revenues, as a percentage of revenues, lower earnings from decreased revenues, and higher SG&A costs in fiscal 2016, as compared to fiscal 2015. The increase in the cost of revenues, as a percentage of revenues, was primarily due to a change in product mix/areas to lower-margin areas and higher inventory impairment charges. Inventory impairment charges were $3.3 million and $0.7 million in fiscal 2016 and fiscal 2015, respectively. In fiscal 2016, we decided to sell or look for alternate uses for a partially improved land parcel in North Carolina rather than develop it as previously intended. The carrying value of this community was written down to its estimated fair values resulting in a charge to income before income taxes of $2.0 million.

West

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$903.7	$665.3	36%
Units delivered	1,304	994	31%
Average delivered price ($ in thousands)	$693.0	669.3	4%

Net Contracts Signed:
Net contract value ($ in millions)	$1,096.7	$846.2	30%
Net contracted units	1,508	1,221	24%
Average contracted price ($ in thousands)	$727.3	693.0	5%

Cost of revenues as a percentage of revenues	78.9%	76.4%

Income before income taxes ($ in millions)	$127.3	$106.4	20%

Number of selling communities at October 31,	65	64	2%
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
California

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,448.5	$750.0	93%
Units delivered	1,006	669	50%
Average delivered price ($ in thousands)	$1,439.9	1,121.1	28%

Net Contracts Signed:
Net contract value ($ in millions)	$1,418.5	$1,343.2	6%
Net contracted units	930	1,003	(7)%
Average contracted price ($ in thousands)	$1,525.3	1,339.2	14%

Cost of revenues as a percentage of revenues	72.6%	76.4%

Income before income taxes ($ in millions)	335.2	139.1	141%

Number of selling communities at October 31,	37	31	19%
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
City Living

	Year ended October 31,
	2016	2015	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$257.5	$316.1	(19)%
Units delivered	91	219	(58)%
Average delivered price ($ in thousands)	$2,829.7	1,443.4	96%

Net Contracts Signed:
Net contract value ($ in millions)	$342.8	$326.4	5%
Net contracted units	186	189	(2)%
Average contracted price ($ in thousands)	$1,843.0	1,727.0	7%

Cost of revenues as a percentage of revenues	66.3%	59.4%

Income before income taxes ($ in millions)	$91.1	$124.3	(27)%

Number of selling communities at October 31,	5	7	(29)%
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

Other
In fiscal 2016 and 2015, loss before income taxes was $140.8 million and $115.5 million, respectively. The increase in the loss before income taxes in fiscal 2016, as compared to fiscal 2015, was principally attributable to higher SG&A costs in the fiscal 2016 period, as compared to the fiscal 2015 period, a gain of $1.6 million recognized in the fiscal 2016 period, as compared to $8.1 million in the fiscal 2015 period, from a bulk sale of security monitoring accounts by our home security monitoring business in the fiscal 2015 period, and lower earnings from Gibraltar in the fiscal 2016 period, as compared to the fiscal 2015 period. The increase in SG&A costs was due primarily to increased compensation costs due to our increased number of employees. These increases to the loss before income taxes were partially offset by a $4.9 million gain recognized related to the sale of our ownership interests in one of our joint ventures located in New Jersey in the fiscal 2016 period.
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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2017 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2018	$61,216	4.05%	$120,145	3.24%
2019	377,038	3.99%	150	1.11%
2020	255,148	6.71%	150	1.11%
2021	1,453	5.89%	500,150	2.64%
2022	421,370	5.87%	150	1.11%
Thereafter	1,478,957	4.88%	13,210	1.19%
Bond discounts, premiums, and deferred issuance costs, net	(7,413)		(1,700)
Total	$2,587,769	5.07%	$632,255	2.72%
Fair value at October 31, 2017	$2,751,409		$633,955

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2017, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.3 million per year.

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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this
Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Robert I. Toll	76	Executive Chairman of the Board and Director
Douglas C. Yearley, Jr.	57	Chief Executive Officer and Director
Richard T. Hartman	60	President and Chief Operating Officer
Martin P. Connor	53	Senior Vice President and Chief Financial Officer
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
Martin P. Connor joined us as Vice President and Assistant Chief Financial Officer in December 2008 and was appointed a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President and Chief Financial Officer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm that he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. engagement.

The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Transactions” sections of our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2018 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description

3.9
Amendment to the By-laws of the Registrant, dated as of September 20, 2016, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016.

4.1	Specimen Stock Certificate.**

4.2
Indenture, dated as of April 20, 2009, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009.

4.3	[Reserved].

4.4	[Reserved].

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

4.19
Thirteenth Supplemental Indenture dated as of October 31, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor, is hereby incorporated by reference to Exhibit 4.19 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.20
Fourteenth Supplemental Indenture dated as of October 31, 2016, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.20 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.21
Fifteenth Supplemental Indenture dated as of January 31, 2017, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.22
Sixteenth Supplemental Indenture dated as of April 28, 2017, to Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.23
Seventeenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

4.24
Eighteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.25
Nineteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.26
Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.27
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

Exhibit Number	Description
4.28
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.29
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

4.30
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

4.31
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.32
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

4.33
Form of Global Note for Toll Brothers Finance Corp.’s 4.000% Senior Notes due 2018 is hereby incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.34
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

4.35
Form of Global Note for Toll Brothers Finance Corp.’s 5.625% Senior Notes due 2024 is hereby incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.36
Authorizing Resolutions, dated as of March 10, 2017, relating to the $300,000,000 principal amount of 4.875% Senior Notes due 2027 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.

4.37
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.

4.38
Authorizing Resolutions, dated as of June 12, 2017, relating to the $150,000,000 principal amount of 4.875% Senior Notes due 2027 of Toll Brothers Finance Corp. guaranteed on a Senior Basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2017.

4.39
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2017

4.40
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.41
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

Exhibit Number	Description
4.42
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.43
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.44
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.45
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.46
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.47
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.34 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.48
Ninth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.49
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.50
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.51
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.52
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.53
Fourteenth Supplemental Indenture dated as of April 28, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.54
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

Exhibit Number	Description
4.55
Sixteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.56
Seventeenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

10.1
Credit Agreement, dated May 19, 2016, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

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

10.5	[Reserved].

10.6*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

10.7*	Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017).

10.8*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.

10.9*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.10*
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
10.14*
Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2014 Annual Meeting of Stockholders filed with the SEC on February 3, 2014.

10.15*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.16*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.17*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.18*	Form of Restricted Stock Unit Agreement (Performance Based), is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.19*
Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), is hereby incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.20*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.21*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.22*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.23*
Form of Restricted Stock Unit Award Agreement pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.24*
Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 2, 2016.

10.25*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.26*	Form of Restricted Stock Unit Agreement (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.27*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 30, 2015.

10.28*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of
March 12, 2014, is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

10.29*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.30*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

Exhibit Number	Description
10.31*
Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008 is incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.32*
Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.33*
Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of
December 31, 2014, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

10.34*
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania, on December 21, 2017.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Toll	Executive Chairman of the Board of Directors	December 21, 2017
Robert I. Toll

/s/ Douglas C. Yearley, Jr.	Chief Executive Officer and Director	December 21, 2017
Douglas C. Yearley, Jr.	(Principal Executive Officer)

/s/ Richard T. Hartman	Chief Operating Officer and	December 21, 2017
Richard T. Hartman	President

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 21, 2017
Martin P. Connor	(Principal Financial Officer)

/s/ Joseph R. Sicree	Senior Vice President and Chief Accounting	December 21, 2017
Joseph R. Sicree	Officer (Principal Accounting Officer)

/s/ Edward G. Boehne	Director	December 21, 2017
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 21, 2017
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 21, 2017
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 21, 2017
Carl B. Marbach

/s/ John A. McLean	Director	December 21, 2017
John A. McLean

/s/ Stephen A. Novick	Director	December 21, 2017
Stephen A. Novick

/s/ Paul E. Shapiro	Director	December 21, 2017
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Toll Brothers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Toll Brothers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2017 and our report dated December 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 21, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Toll Brothers, Inc.
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. as of October 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toll Brothers, Inc. at October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toll Brothers Inc.’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 21, 2017

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2017	2016
ASSETS
Cash and cash equivalents	$712,829	$633,715
Restricted cash and investments	2,482	31,291
Inventory	7,281,453	7,353,967
Property, construction, and office equipment, net	189,547	169,576
Receivables, prepaid expenses, and other assets	542,217	582,758
Mortgage loans held for sale	132,922	248,601
Customer deposits held in escrow	102,017	53,057
Investments in unconsolidated entities	481,758	496,411
Deferred tax assets, net of valuation allowances		167,413
	$9,445,225	$9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable	$637,416	$871,079
Senior notes	2,462,463	2,694,372
Mortgage company loan facility	120,145	210,000
Customer deposits	396,026	309,099
Accounts payable	275,223	281,955
Accrued expenses	959,353	1,072,300
Income taxes payable	57,509	62,782
Total liabilities	4,908,135	5,501,587
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at October 31, 2017 and 2016, respectively	1,779	1,779
Additional paid-in capital	720,115	728,464
Retained earnings	4,474,064	3,977,297
Treasury stock, at cost — 20,732 and 16,154 shares at October 31, 2017 and 2016, respectively	(662,854)	(474,912)
Accumulated other comprehensive loss	(1,910)	(3,336)
Total stockholders’ equity	4,531,194	4,229,292
Noncontrolling interest	5,896	5,910
Total equity	4,537,090	4,235,202
	$9,445,225	$9,736,789
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2017	2016	2015
Revenues	$5,815,058	$5,169,508	$4,171,248
Cost of revenues	4,562,303	4,144,065	3,269,270
Selling, general and administrative	607,819	535,382	455,108
	5,170,122	4,679,447	3,724,378
Income from operations	644,936	490,061	446,870
Other:
Income from unconsolidated entities	116,066	40,748	21,119
Other income – net	53,309	58,218	67,573
Income before income taxes	814,311	589,027	535,562
Income tax provision	278,816	206,932	172,395
Net income	$535,495	$382,095	$363,167

Other comprehensive income (loss), net of tax	1,426	(827)	329
Total comprehensive income	$536,921	$381,268	$363,496

Per share:
Basic earnings	$3.30	$2.27	$2.06
Diluted earnings	$3.17	$2.18	$1.97

Weighted-average number of shares:
Basic	162,222	168,261	176,425
Diluted	169,487	175,973	184,703
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, November 1, 2014	177,930	1,779	712,162	3,232,035	(88,762)	(2,838)	3,854,376	6,321	3,860,697
Net income				363,167			363,167		363,167
Purchase of treasury stock					(56,888)		(56,888)		(56,888)
Exercise of stock options and stock based compensation issuances	1		(6,956)		44,782		37,826		37,826
Employee stock purchase plan issuances			16		828		844		844
Stock-based compensation			22,903				22,903		22,903
Other comprehensive income						329	329		329
Loss attributable to non-controlling interest							—	(14)	(14)
Distribution							—	(785)	(785)
Balance, October 31, 2015	177,931	1,779	728,125	3,595,202	(100,040)	(2,509)	4,222,557	5,522	4,228,079
Net income				382,095			382,095		382,095
Purchase of treasury stock					(392,772)		(392,772)		(392,772)
Exercise of stock options and stock based compensation issuances	6		(26,294)		16,770		(9,524)		(9,524)
Employee stock purchase plan issuances			(46)		1,130		1,084		1,084
Stock-based compensation			26,679				26,679		26,679
Other comprehensive loss						(827)	(827)		(827)
Loss attributable to non-controlling interest							—	(16)	(16)
Capital contribution							—	404	404
Balance, October 31, 2016	177,937	1,779	728,464	3,977,297	(474,912)	(3,336)	4,229,292	5,910	4,235,202
Net income				535,495			535,495		535,495
Purchase of treasury stock					(290,881)		(290,881)		(290,881)
Exercise of stock options and stock based compensation issuances			(36,896)		101,799		64,903		64,903
Employee stock purchase plan issuances			81		1,140		1,221		1,221
Stock-based compensation			28,466				28,466		28,466
Dividends declared				(38,728)			(38,728)		(38,728)
Other comprehensive income						1,426	1,426		1,426
Loss attributable to non-controlling interest							—	(14)	(14)
Balance, October 31, 2017	177,937	1,779	720,115	4,474,064	(662,854)	(1,910)	4,531,194	5,896	4,537,090
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2017	2016	2015
Cash flow provided by operating activities:
Net income	$535,495	$382,095	$363,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,361	23,121	23,557
Stock-based compensation	28,466	26,679	22,903
Excess tax benefits from stock-based compensation	(5,328)	(2,114)	(1,628)
Income from unconsolidated entities	(116,066)	(40,748)	(21,119)
Distributions of earnings from unconsolidated entities	134,291	15,287	19,459
Income from foreclosed real estate and distressed loans	(4,937)	(8,390)	(13,269)
Deferred tax provision	217,864	19,252	62,084
Change in deferred tax valuation allowances	(32,154)	1,018	(12,642)
Inventory impairments and write-offs	14,794	13,807	35,709
Other	1,395	(1,739)	(316)
Changes in operating assets and liabilities
Decrease (increase) in inventory	129,666	(391,178)	(351,983)
Origination of mortgage loans	(1,217,274)	(1,275,047)	(1,029,112)
Sale of mortgage loans	1,332,207	1,150,156	1,007,671
Decrease (increase) in restricted cash and investments	10,639	(14,496)	1,547
Decrease (increase) in receivables, prepaid expenses, and other assets	31,766	(307,351)	(55,553)
Increase in customer deposits	37,967	27,838	46,478
(Decrease) increase in accounts payable and accrued expenses	(140,463)	524,553	28,729
(Decrease) increase in income taxes payable	(23,970)	6,028	(65,500)
Net cash provided by operating activities	959,719	148,771	60,182
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net	(28,872)	(28,426)	(9,447)
Sale and redemption of marketable securities and restricted investments — net	18,049	10,000	2,000
Investments in unconsolidated entities	(122,334)	(69,655)	(123,940)
Return of investments in unconsolidated entities	195,505	47,806	39,766
Investment in foreclosed real estate and distressed loans	(710)	(1,133)	(2,624)
Return of investments in foreclosed real estate and distressed loans	13,765	49,619	37,625
Net increase in cash from purchase of joint venture interest			3,848
Acquisition of a business	(83,088)
Net cash (used in) provided by investing activities	(7,685)	8,211	(52,772)
Cash flow used in financing activities:
Proceeds from issuance of senior notes	455,483		350,000
Proceeds from loans payable	1,621,043	2,443,496	1,954,432
Debt issuance costs	(4,449)	(4,903)	(3,175)
Principal payments of loans payable	(1,999,357)	(2,497,585)	(1,659,458)
Redemption of senior notes	(687,500)		(300,000)
Proceeds from stock-based benefit plans	66,000	6,986	39,514
Excess tax benefits from stock-based compensation	5,328	2,114	1,628
Purchase of treasury stock	(290,881)	(392,772)	(56,888)
Dividends paid	(38,587)
Receipts related to noncontrolling interest, net		404	(785)
Net cash (used in) provided by financing activities	(872,920)	(442,260)	325,268
Net increase (decrease) in cash and cash equivalents	79,114	(285,278)	332,678
Cash and cash equivalents, beginning of period	633,715	918,993	586,315
Cash and cash equivalents, end of period	$712,829	$633,715	$918,993
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
Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment applicable to the land and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals, and the possible concessions that may be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of revenues in the period in which the need for the write-off is determined.
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
Our variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets, management services and development agreements between us and a VIE, loans provided by us to a VIE or other member, and/or guarantees provided by members to banks and other parties.
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

Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $126.1 million and $114.5 million at October 31, 2017 and 2016, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2017, 2016, and 2015, we recognized $18.7 million, $15.5 million, and $15.7 million of depreciation expense, respectively.
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
Our unconsolidated entities that develop land or develop for-sale homes and condominiums evaluate their inventory in a similar manner as we do. See “Inventory” above for more detailed disclosure on our evaluation of inventory. For our unconsolidated entities that own, develop, and manage for-rent residential apartments, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.
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
For our standard attached and detached homes, land, land development, and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated land, land development, and related costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development, and related costs of master planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master planned community.
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
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $26.1 million, $23.1 million, and $18.2 million for the years ended October 31, 2017, 2016, and 2015, respectively.
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past several years, we have had a significant number of warranty claims related primarily to homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” for additional information regarding these warranty charges.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Colorado, Nevada, Washington, and certain areas of Texas, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insurance through our captive insurance subsidiary.
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
Segment Reporting
We operate in two segments: traditional home building and urban infill. We build and sell homes for detached and attached homes in luxury residential communities located in affluent suburban markets and cater to move-up, empty-nester, active-adult, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”).
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
West:        Arizona, Colorado, Idaho, Nevada, and Washington
California:    California
Related Party Transactions
See Note 4, “Investments in Unconsolidated Entities - Rental Property Joint Ventures” for information regarding Toll Brothers Realty Trust.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2017 presentation.
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more robust framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted ASU 2017-01 on August 1, 2017, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which eliminates the deferral granted to investment companies from applying the variable interest entities (“VIEs”) guidance and made targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and requires re-evaluation of these entities under the revised guidance which may change previous consolidation conclusions. We adopted ASU 2015-02 on November 1, 2016, and the adoption did not have a material effect on our consolidated financial statements or disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for our fiscal year beginning November 1, 2017. We expect that the adoption of ASU 2016-09 will have a favorable impact in fiscal 2018 on net income and earnings per share presented on our consolidated financial statements due to the recognition of excess tax benefits from stock-based benefit plans. The magnitude of the impact will depend on our stock price and the timing and amount of stock option exercises. In addition, we have elected to record forfeitures based on actual results, which we do not expect will have a material effect on our consolidated financial statements and disclosures.
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
2. Acquisition
In October 2016, we entered into an agreement to acquire substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”). In November 2016, we completed the acquisition of Coleman for approximately $83.1 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. As a result of this acquisition, our selling community count increased by 15 communities at the acquisition date.
3. Inventory
Inventory at October 31, 2017 and 2016 consisted of the following (amounts in thousands):

	2017	2016
Land controlled for future communities	$87,158	$71,729
Land owned for future communities	1,142,870	1,884,146
Operating communities	6,051,425	5,398,092
	$7,281,453	$7,353,967

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
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2017, 2016, and 2015, is provided in the table below ($ amounts in thousands):

	2017	2016	2015
Land owned for future communities:
Number of communities	14	18	15
Carrying value (in thousands)	$110,732	$123,936	$119,138
Operating communities:
Number of communities	6	3	11
Carrying value (in thousands)	$26,749	$8,523	$63,668
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2017, 2016, and 2015, as shown in the table below (amounts in thousands):

Charge:	2017	2016	2015
Land controlled for future communities	$1,949	$3,142	$809
Land owned for future communities	3,050	2,300	12,600
Operating communities	9,795	8,365	22,300
	$14,794	$13,807	$35,709
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
At October 31, 2017, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2017, we determined that 104 land purchase contracts, with an aggregate purchase price of $1.43 billion, on which we had made aggregate deposits totaling $65.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2016, we determined that 78 land purchase contracts, with an aggregate purchase price of $987.3 million, on which we had made aggregate deposits totaling $44.1 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2017, 2016, and 2015, was as follows (amounts in thousands):

	2017	2016	2015
Interest capitalized, beginning of year	$369,419	$373,128	$356,180
Interest incurred	175,944	164,001	155,170
Interest expensed to cost of revenues	(172,832)	(160,337)	(142,947)
Write-off against other income	(4,823)	(1,143)	(3,843)
Interest reclassified to property, construction, and office equipment	(485)	(1,111)
Interest capitalized on investments in unconsolidated entities	(8,824)	(5,818)	(7,467)
Previously capitalized interest transferred to investments in unconsolidated entities	(8,708)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	2,358	699	16,035
Interest capitalized, end of year	$352,049	$369,419	$373,128
During fiscal 2017, we reclassified $9.0 million of inventory related to two golf courses to property, construction, and office equipment and such amount was net of $3.5 million transferred to accrued liabilities related to deferred golf membership fees.
During fiscal 2016, we reclassified $17.1 million of inventory related to two golf course facilities and a parking garage to property, construction, and office equipment and such amount was net of $2.1 million transferred to accrued liabilities related to deferred golf membership fees. The amounts were reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
During fiscal 2015, we transferred $132.3 million from investment in unconsolidated entities to inventory. The transfer related to the transfer of title of condominium units built by a Home Building Joint Venture to us.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2017, 2016 and 2015, we recognized income from the unconsolidated entities in which we had an investment of $116.1 million, $40.7 million, and $21.1 million, respectively.

The table below provides information as of October 31, 2017, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	14	5	30
Investment in unconsolidated entities	$236,062	$102,191	$127,439	$16,066	$481,758
Number of unconsolidated entities with funding commitments by the Company	5	1	1	1	8
Company’s remaining funding commitment to unconsolidated entities	$33,689	$8,300	$882	$9,621	$52,492
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2017, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	3	12	19
Aggregate loan commitments	$239,200	$382,600	$1,059,100	$1,680,900
Amounts borrowed under commitments	$223,000	$173,300	$803,300	$1,199,600
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
In fiscal 2017, our Land Development Joint Ventures sold approximately 1,132 lots and recognized revenues of $288.4 million. We acquired 364 of these lots for $166.5 million. Our share of the joint venture income from the lots we acquired of $13.5 million was deferred by reducing our basis in those lots acquired. The Company recognized impairment charges in connection with one Land Development Joint Venture of $2.0 million in fiscal 2017.
In fiscal 2016, our Land Development Joint Ventures sold approximately 776 lots and recognized revenues of $142.0 million. We acquired 207 of these lots for $64.2 million. Our share of the income from the lots we acquired of $9.3 million was deferred by reducing our basis in those lots acquired. There were no impairment charges recognized in fiscal 2016.
In the fourth quarter of fiscal 2015, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Irvine, California. The joint venture expects to develop approximately 840 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to sell approximately 50% of the value of the home sites to each of the members of the joint venture. In fiscal 2017, we purchased the first 94 lots from this joint venture for $84.5 million. At October 31, 2017, we had an investment of $139.1 million in this joint venture and were committed to make additional contributions to this joint venture of up to $3.4 million. To finance a portion of the land purchase, the joint venture entered into a $320.0 million purchase money mortgage with the seller. In the first quarter of fiscal 2017, the joint venture entered into a $200.0 million loan facility and each member made a capital contribution of $80.0 million. Proceeds from borrowings under the loan facility in addition to the capital contributions made by the members were used to repay the purchase money mortgage. At October 31, 2017, the joint venture had $153.2 million of outstanding borrowings under the loan.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. In fiscal 2017 and 2016, our Home Building Joint Ventures delivered 197 homes with a sales value of $475.3 million, and 115 homes with a sales value of $164.9 million, respectively.
In the fourth quarter of fiscal 2017, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City. Before the formation of this joint venture, we acquired the property and incurred approximately $143.8 million of land and land development costs. The joint venture, in which we have a 25% interest, purchased the property from us at our cost, a portion of which was financed by a $144.0 million construction loan obtained by the joint venture. From the sale and financing, we received proceeds of $115.9 million. At October 31, 2017, we had an investment of $26.9 million in this joint venture and the joint venture had $52.7 million of outstanding borrowings under the construction loan.

In the first quarter of fiscal 2015, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City on property that we owned. We contributed $15.9 million as our initial contribution for a 25% interest in this joint venture. We sold the property to the joint venture for $78.5 million, and we were reimbursed for development and construction costs incurred by us prior to the sale. The gain of $9.3 million that we realized on the sale in fiscal 2015 was deferred and was being recognized in our results of operations as units were delivered to the ultimate home buyer. The joint venture commenced settlement of units in fiscal 2016. We recognized $4.7 million and $1.5 million of previously deferred gains in fiscal 2017 and 2016, respectively. In the fourth quarter of fiscal 2017, we purchased our partner’s 75% interest in this joint venture for $36.8 million. Accordingly, the remaining unrecognized deferred gain of $3.0 million was used to adjust our basis in the inventory acquired from the purchase.
In the first quarter of fiscal 2017, we entered into a joint venture with an unrelated party to complete the development of a high-rise luxury condominium project in New York City. Before the formation of this joint venture, we acquired the property and incurred approximately $176.0 million of land and land development costs. The joint venture, in which we have a 20% interest, purchased the property from us at our cost, a portion of which was financed by a $236.5 million construction loan obtained by the joint venture. From the sale and financing, we received proceeds of $148.0 million, of which $106.1 million was held in escrow by our captive title company at October 31, 2016 and was included in “Receivables, prepaid expenses, and other assets” on our Consolidated Balance Sheet at October 31, 2016. The amount held in escrow was released to us in December 2016. At October 31, 2017, we had an investment of $30.3 million in this joint venture and the joint venture had $118.4 million of outstanding borrowings under the construction loan.
Rental Property Joint Ventures
As of October 31, 2017, our Rental Property Joint Ventures owned 13 for-rent apartment projects and a hotel, which are located in the metro Boston to metro Washington, D.C. corridor. At October 31, 2017, our joint ventures had approximately 3,200 units that were occupied or ready for occupancy, 750 units in the lease-up stage, and 2,000 units under active development. In addition, we either own, have under contract, or under a letter of intent approximately 8,500 units. We intend to develop these units in joint ventures with unrelated parties in the future.
In the fourth quarter of fiscal 2017, we entered into a joint venture with an unrelated party to develop a 232-unit luxury for-rent residential apartment project in Princeton Junction, New Jersey. Prior to the formation of this joint venture, we acquired the property, through a 100%-owned entity, and incurred $13.6 million of land and land development costs. Our partner acquired a 75% interest in this entity for $10.2 million. The gain of $3.0 million that we realized on the sale was deferred due to our continuing involvement in the joint venture through our retained ownership interest and guarantees we provided on the joint venture’s debt. At October 31, 2017, we had an investment of $4.5 million in this joint venture. In the fourth quarter of fiscal 2017, the joint venture entered into a $41.7 million construction loan agreement with a bank to finance the development of this project. At October 31, 2017, there were no outstanding borrowings under the construction loan.
In the third quarter of fiscal 2017, one of our Rental Property Joint Ventures amended its existing $70.0 million construction loan agreement to finance construction of multifamily residential apartments in northern New Jersey. The terms of the amendment extended the maturity date and revised certain guarantees provided for under the loan, including the repayment guaranty for which our obligation increased from 25% to 100%. At October 31, 2017, this joint venture had $61.3 million of borrowings under the facility.
In the second quarter of fiscal 2017, we sold one-half of our 50% interest in one of our Rental Property Joint Ventures to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $112.2 million construction loan with a $133.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $42.9 million and recognized a gain of $20.5 million in fiscal 2017, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. At October 31, 2017, we had a 25% interest and an $7.4 million investment in this joint venture.
In the first quarter of fiscal 2017, we sold one-half of our 50% interest in another one of our Rental Property Joint Ventures to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $54.1 million construction loan with a $56.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $12.0 million and recognized a gain of $6.2 million in the three months ended January 31, 2017 and in the year ended October 31, 2017, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. At October 31, 2017, we had a 25% interest and a $3.1 million investment in this joint venture.
In the second quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 525-unit luxury for-rent residential apartment building near Union Station in Washington, D.C. Prior to the formation of this joint venture, we acquired the land, through a 100%-owned entity, and incurred $35.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $20.2 million and we subsequently received cash of $18.7 million to align the capital accounts of each of the partners of the joint venture. In the third quarter of fiscal 2016, as a result of the sale of 50% of our interest to our partner, we recognized a gain of $3.0 million. Due to our continued involvement in the joint venture through our ownership interest, we deferred an additional $3.0 million of the gain on the sale. At October 31, 2017, we had an investment of $30.1 million in this joint venture. In November 2016, the joint venture entered into a $130.6 million construction loan agreement. At October 31, 2017, there were $17.7 million of outstanding borrowings under the construction loan agreement.
In the fourth quarter of fiscal 2016, we entered into a joint venture with an unrelated party to develop a 390-unit luxury for-rent residential apartment project in a suburb of Boston, Massachusetts, on land that we were under contract to purchase. We have a 25% interest in this joint venture. In the fourth quarter of fiscal 2016, the joint venture entered into a $91.0 million construction loan agreement with a bank to finance the development of this project. At October 31, 2017, there were $11.1 million of outstanding borrowings under the construction loan agreement. At October 31, 2017, we had an investment of $11.5 million in this joint venture.
We have an investment in a joint venture in which we have a 50% interest that developed a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related Home Building Joint Venture. The hotel commenced operations in February 2017. At October 31, 2017, we had an investment of $35.9 million in this joint venture. In December 2016, this joint venture entered into an $80.0 million, three-year term loan agreement. The proceeds from the term loan, along with proceeds from the closing of condominium units at the Home Building Joint Venture, were used to repay an existing construction loan. At October 31, 2017, this joint venture had $80.0 million of outstanding borrowings under the term loan.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of October 31, 2017, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.0 million, $1.6 million, and $2.2 million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2016 and 2015, we received distributions of $2.0 million and $6.1 million, respectively, from the Trust, of which $2.0 million and $3.5 million was recognized as income and included in “Income from unconsolidated entities” in our fiscal 2016 and 2015 Consolidated Statements of Operations and Comprehensive Income, respectively. No distributions were received from the Trust in fiscal 2017.
Subsequent event
In November 2017, we, and our partner, sold all of our ownership interests in one of our Rental Property Joint Ventures to an unrelated party for $219.0 million. The joint venture had owned, developed, and operated a student housing community in College Park, Maryland. In connection with the sale, the joint venture’s existing $110.0 million loan was repaid. We received cash of $39.3 million and expect to recognize a gain of approximately $30.1 million in the first quarter of fiscal 2018 from the sale.
Gibraltar Joint Ventures
In the second quarter of fiscal 2016 and third quarter of fiscal 2017, we, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), entered into three ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2017, we had an investment of $8.5 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned and distressed loans for $24.1 million. We have a 24% interest in this venture. In fiscal 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At October 31, 2017, we had a $4.0 million investment in this venture and are committed to invest an additional $9.6 million, if necessary.
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
We believe that, as of October 31, 2017, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2017, certain unconsolidated entities have loan commitments aggregating to $1.2 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $291.9 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2017, the unconsolidated entities had borrowed an aggregate of $747.7 million, of which we estimate $228.9 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 10 months to 37 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of October 31, 2017, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.9 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At October 31, 2017 and 2016, we determined that eight and three, respectively, of our joint ventures were VIEs under the guidance within ASC 810. However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At October 31, 2017 and 2016, our investments in our unconsolidated entities deemed to be VIEs, which are included in “Investments in unconsolidated entities” in our Consolidated Balance Sheets, totaled $35.9 million and $16.4 million, respectively. At October 31, 2017, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.5 million of additional commitments to fund the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $61.3 million was borrowed at October 31, 2017. At October 31, 2016, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $1.4 million of additional commitments to fund the VIEs. Of our potential exposure for these loan guarantees, $14.3 million is related to repayment and carry cost guarantees, of which $8.8 million was borrowed at October 31, 2016.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).

Condensed Balance Sheets:

	October 31, 2017
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$77,667	$38,600	$24,367	$13,194	$153,828
Inventory	629,159	503,131		15,919	1,148,209
Loan receivables, net				22,495	22,495
Rental properties			970,497		970,497
Rental properties under development			190,541		190,541
Real estate owned				53,902	53,902
Other assets	96,725	31,794	26,637	1,462	156,618
Total assets	$803,551	$573,525	$1,212,042	$106,972	$2,696,090
Debt	$223,035	$173,285	$803,263	$—	$1,199,583
Other liabilities	37,832	51,017	40,610	5,833	135,292
Members’ equity	542,684	349,223	368,169	72,209	1,332,285
Noncontrolling interest				28,930	28,930
Total liabilities and equity	$803,551	$573,525	$1,212,042	$106,972	$2,696,090
Company’s net investment in unconsolidated entities (1)	$236,062	$102,191	$127,439	$16,066	$481,758

	October 31, 2016
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$38,466	$12,820	$29,103	$50,405	$130,794
Inventory	719,732	345,588		9,568	1,074,888
Rental properties			621,615		621,615
Rental properties under development			302,632		302,632
Real estate owned				87,226	87,226
Other assets	76,518	82,794	14,574	6,217	180,103
Total assets	$834,716	$441,202	$967,924	$153,416	$2,397,258
Debt	$394,813	$110,879	$659,191	$—	$1,164,883
Other liabilities	38,769	75,419	35,303	3,390	152,881
Members’ equity	401,134	254,904	273,430	50,886	980,354
Noncontrolling interest				99,140	99,140
Total liabilities and equity	$834,716	$441,202	$967,924	$153,416	$2,397,258
Company’s net investment in unconsolidated entities (1)	$223,483	$98,754	$153,640	$20,534	$496,411

(1)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities were primarily a result of the acquisition price of an investment in a Land Development Joint Venture in fiscal 2012 that was in excess of our pro rata share of the underlying equity; impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2017
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$288,440	$475,260	$115,519	$10,090	$889,309
Cost of revenues	191,965	286,446	70,108	14,428	562,947
Other expenses	6,508	13,102	59,503	3,942	83,055
Total expenses	198,473	299,548	129,611	18,370	646,002
Gain on disposition of loans and REO				48,079	48,079
Income (loss) from operations	89,967	175,712	(14,092)	39,799	291,386
Other income	4,723	7,317	1,556	432	14,028
Income (loss) before income taxes	94,690	183,029	(12,536)	40,231	305,414
Income tax provision	94	7,473	95		7,662
Net income (loss) including earnings from noncontrolling interests	94,596	175,556	(12,631)	40,231	297,752
Less: income attributable to noncontrolling interest				(20,439)	(20,439)
Net income (loss) attributable to controlling interest	$94,596	$175,556	$(12,631)	$19,792	$277,313
Company’s equity in earnings of unconsolidated entities (2)	$13,007	$77,339	$21,458	$4,262	$116,066

	For the year ended October 31, 2016
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$142,015	$168,164	$58,707	$5,929	$374,815
Cost of revenues	63,429	118,621	29,791	24,684	236,525
Other expenses	3,904	8,124	30,779	2,043	44,850
Total expenses	67,333	126,745	60,570	26,727	281,375
Gain on disposition of loans and REO				49,579	49,579
Income (loss) from operations	74,682	41,419	(1,863)	28,781	143,019
Other income (expense)	3,464	(486)	1,144	1,172	5,294
Net income (loss)	78,146	40,933	(719)	29,953	148,313
Less: income attributable to noncontrolling interest				(18,218)	(18,218)
Net income (loss) attributable to controlling interest	78,146	40,933	(719)	11,735	130,095
Other comprehensive income			100		100
Total comprehensive income (loss)	$78,146	$40,933	$(619)	$11,735	$130,195
Company’s equity in earnings of unconsolidated entities (2)	$15,772	$16,945	$5,721	$2,310	$40,748

	For the year ended October 31, 2015
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$128,889	$78,072	$35,732	$6,102	$248,795
Cost of revenues	58,435	69,142	15,539	16,739	159,855
Other expenses	1,999	6,135	24,174	1,312	33,620
Total expenses	60,434	75,277	39,713	18,051	193,475
Gain on disposition of loans and REO				42,939	42,939
Income (loss) from operations	68,455	2,795	(3,981)	30,990	98,259
Other income	615	1,072	4,376	2,224	8,287
Net income	69,070	3,867	395	33,214	106,546
Less: income attributable to noncontrolling interest				(19,928)	(19,928)
Net income attributable to controlling interest	69,070	3,867	395	13,286	86,618
Other comprehensive income			52		52
Total comprehensive income	$69,070	$3,867	$447	$13,286	$86,670
Company’s equity in earnings of unconsolidated entities (2)	$12,005	$3,448	$3,027	$2,639	$21,119

(2)
Differences between our equity in earnings of unconsolidated entities and the underlying net income (loss) of the entities were primarily a result of a basis difference of an acquired joint venture interest; distributions from entities in excess of the carrying amount of our net investment; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Expected recoveries from insurance carriers and suppliers	$153,774	$165,696
Improvement cost receivable	99,311	85,627
Escrow cash held by our captive title company	45,923	138,633
Property held for rental development	146,288	81,693
Prepaid expenses	23,223	25,659
Other	73,698	85,450
	$542,217	$582,758
In prior periods, investment in foreclosed real estate owned was presented in a separate line. The October 31, 2016 column above has been reclassified to include $11.6 million of investment in foreclosed real estate owned in “Other” to conform to the fiscal 2017 presentation.
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and suppliers. At October 31, 2016, escrow cash held by our captive title company included $106.1 million in connection with the formation of a joint venture in December 2016. See Note 4, “Investments in Unconsolidated Entities – Home Building Joint Ventures,” for additional information.

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2017 and 2016, loans payable consisted of the following (amounts in thousands):

	2017	2016
Senior unsecured term loan	$500,000	$500,000
Credit facility borrowings	—	250,000
Loans payable – other	139,116	122,809
Deferred issuance costs	(1,700)	(1,730)
	$637,416	$871,079
Senior Unsecured Term Loan
We have a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Facility, as amended, matures in August 2021. Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2017, the interest rate on the Term Loan Facility was 2.64% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Credit Facility, as described below.
Credit Facility
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The commitments under the Credit Facility are scheduled to expire on May 19, 2021. Up to 50% of the commitment is available for letters of credit. The Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2017, the interest rate on outstanding borrowings under the Credit Facility would have been 2.74% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.63 billion. Under the terms of the Credit Facility, at October 31, 2017, our leverage ratio was approximately 0.58 to 1.00 and our tangible net worth was approximately $4.49 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $2.29 billion as of October 31, 2017.
At October 31, 2017, we had no outstanding borrowings under the Credit Facility and had outstanding letters of credit of approximately $140.1 million. Subsequent to October 31, 2017, we borrowed $150.0 million under the Credit Facility.

Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2017 and 2016, is included in the table below ($ amounts in thousands):

	2017	2016
Aggregate loans payable at October 31	$139,116	$122,809
Weighted-average interest rate	4.11%	3.99%
Interest rate range	1.11% - 7.87%	0.78% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$139,116	$122,570
Carrying value of assets securing loans	$483,910	$461,162
The contractual maturities of “Loans payable – other” as of October 31, 2017, ranged from one month to 29 years.
Senior Notes
At October 31, 2017 and 2016, senior notes consisted of the following (amounts in thousands):

	2017	2016
8.91% Senior Notes due October 15, 2017	$—	$400,000
4.00% Senior Notes due December 31, 2018	350,000	350,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	250,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	—
0.5% Exchangeable Senior Notes due September 15, 2032	—	287,500
Bond discounts, premiums, and deferred issuance costs, net	(7,413)	(13,004)
	$2,462,463	$2,694,372
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., our 100%-owned subsidiary. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by us and substantially all of our 100%-owned home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Credit Facility and the Term Loan Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of our subsidiaries that are not guarantors of the senior notes. The senior notes, other than our previously outstanding 0.5% Exchangeable Senior Notes due 2032 (“0.5% Exchangeable Senior Notes”), are redeemable in whole or in part at any time at our option, at prices that vary based upon the then-current rates of interest and the remaining original term of the notes.
On September 15, 2017, we redeemed all $287.5 million aggregate principal amount of the 0.5% Exchangeable Senior Notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. The 0.5% Exchangeable Senior Notes were exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. If all of the 0.5% Exchangeable Senior Notes were exchanged, we would have issued approximately 5.9 million shares of our common stock. Shares issuable upon conversion of the 0.5% Exchangeable Senior Notes are included in the calculation of diluted earnings per share.
In October 2017, we repaid, at maturity, the $400.0 million of then-outstanding principal amount of 8.91% Senior Notes due October 15, 2017.
In March 2017, we issued $300.0 million aggregate principal amount of 4.875% Senior Notes due 2027 (“4.875% Senior Notes due 2027”). The Company received $297.2 million of net proceeds from the issuance of these senior notes. In June 2017, we issued an additional $150.0 million principal amount of the 4.875% Senior Notes due 2027. These additional notes were issued at a premium of 103.655% of principal plus accrued interest. We received $156.4 million of net proceeds from the issuance of these additional notes.
In October 2015, we issued $350.0 million aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes due 2025”) at par. We received $347.7 million of net proceeds from this issuance of 4.875% Senior Notes due 2025.
In May 2015, we repaid, at maturity, the $300.0 million of then-outstanding principal amount of 5.15% Senior Notes due May 15, 2015.
Mortgage Company Loan Facility
In October 2016, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a Mortgage Warehousing Agreement (“Warehousing Agreement”) with a syndicate of banks. The purpose of the Warehousing Agreement is to finance the origination of mortgage loans by TBI Mortgage, and the Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement, as amended on October 27, 2017, provides for loan purchases up to $100 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150 million for a short period of time. The Warehousing Agreement, as amended, expires on April 25, 2018, and borrowings thereunder bear interest at LIBOR plus 2.00% per annum. At October 31, 2017, the interest rate on the Warehousing Agreement was 3.24% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Borrowings under this facility are included in the fiscal 2018 maturities.
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
At October 31, 2017 and 2016, there were $120.1 million and $210.0 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2017 and 2016, amounts outstanding under the agreement were collateralized by $125.7 million and $231.4 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2017, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
Subsequent event
In December 2017, TBI Mortgage amended the Warehousing Agreement. As amended, the Warehousing Agreement provides for loan purchases up to $75 million, expires on December 7, 2018, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum.
General
As of October 31, 2017, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2018	$181,361
2019	$377,188
2020	$255,298
2021	$501,603
2022	$421,520

7. Accrued Expenses
Accrued expenses at October 31, 2017 and 2016, consisted of the following (amounts in thousands):

	2017	2016
Land, land development and construction	$146,168	$153,264
Compensation and employee benefits	149,145	138,282
Escrow liability	45,209	137,396
Self-insurance	149,303	126,431
Warranty	329,278	370,992
Deferred income	42,798	43,488
Interest	36,035	34,903
Commitments to unconsolidated entities	8,870	5,637
Other	52,547	61,907
	$959,353	$1,072,300
In response to a significant number of water intrusion claims received in fiscal 2014, 2015, and 2016 from owners of stucco and non-stucco homes in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region), we reviewed homes built in these communities from 2002 through 2013 in Pennsylvania and homes built from 2002 through 2009 in Delaware to determine whether repairs related to these homes would likely be needed. In fiscal 2017, we continued to receive claims, and we identified a small number of claims from homes delivered in Delaware after the date parameters noted above and expanded our review to homes built in Delaware through 2013. We also saw an increase in the number of claims in active litigation and arbitration in the fourth quarter of fiscal 2017 relating to time-barred claims.
Our quarterly review process includes an analysis of many factors to determine whether a claim is likely to be received and the estimated costs to resolve any such claim, including: the closing dates of the homes; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims; the expected recovery from our insurance carriers and suppliers; and the previously recorded amounts related to these claims. We also monitor legal developments relating to these types of claims and review the volume and relative merits of claims in litigation or arbitration.
As of October 31, 2016, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, as compared to $80.3 million as of October 31, 2015. The increase in fiscal 2016 reflected an increase in the estimated aggregate number of homes we expect to repair for water intrusion issues largely due to an increase in the rate of claims received; increases in the projected cost per claim attributable to our experience in resolving claims and modified repair protocols, as well as construction cost increases affecting the industry generally; and our determination that an accrual was needed for projected claims related to water intrusion in non-stucco homes in those communities. As of October 31, 2016, we recorded an aggregate of $152.6 million of estimated recoveries from our insurance carriers and suppliers for these claims. In fiscal 2016 and 2015, we recognized $125.6 million and $14.7 million, respectively, of net charges after reduction for expected insurance and supplier recoveries, for estimated repair costs.
Based on our reviews performed in fiscal 2017, we determined that no adjustments to our previously recorded estimates were necessary. Our estimates are predicated on several assumptions for which there is uncertainty including assumptions about, but not limited to, the number of homes to be repaired, the extent of repairs needed, the cost of those repairs, outcomes of pending litigations or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs and recoveries could differ from those recorded, such differences could be material, and therefore, we are unable to estimate the range of any such differences.
Our recorded remaining estimated repair costs related to water intrusion were approximately $251.8 million at October 31, 2017 and $298.0 million at October 31, 2016. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $119.7 million at October 31, 2017 and $141.7 million at October 31, 2016.
The charges discussed above are included in “Cost of revenues” in our Consolidated Statements of Operations and Comprehensive Income. Resolution of these known and unknown claims is expected to take several years.
We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2017, 2016, and 2015 as follows (amounts in thousands):

	2017	2016	2015
Balance, beginning of year	$370,992	$93,083	$86,282
Additions - homes closed during the year	31,798	28,927	20,934
Addition - liabilities acquired	1,495
Increase in accruals for homes closed in prior years *	6,226	26,689	2,661
Reclassification from other accruals	1,082
Increase to water intrusion reserves (see above) **		267,258	14,685
Charges incurred	(82,315)	(44,965)	(31,479)
Balance, end of year	$329,278	$370,992	$93,083

*
The fiscal 2016 amount included (i) a charge of $9.3 million, which is included in “Cost of sales” in our 2016 Consolidated Statement of Operations and Comprehensive Income and (ii) $17.3 million of non-water intrusion warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” on our 2016 Consolidated Balance Sheet.

**
The fiscal 2016 amount included (i) a charge of $125.6 million, which is included in “Cost of sales” in our 2016 Consolidated Statement of Operations and Comprehensive Income and (ii) $141.7 million of water intrusion warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” on our 2016 Consolidated Balance Sheet.

8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2017, 2016, and 2015 ($ amounts in thousands):

	2017		2016		2015
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	285,009	35.0	206,159	35.0	187,447	35.0
State tax provision, net of federal benefit	34,656	4.3	26,970	4.6	21,947	4.1
Domestic production activities deduction	(12,835)	(1.6)	(16,874)	(2.9)	(12,284)	(2.3)
Other permanent differences	(1,468)	(0.2)	(7,037)	(1.2)	(7,821)	(1.5)
Reversal of accrual for uncertain tax positions	(3,981)	(0.5)	(11,177)	(1.9)	(15,331)	(2.9)
Accrued interest on anticipated tax assessments	984	0.1	1,964	0.3	2,588	0.5
Increase in unrecognized tax benefits	—	—	2,052	0.3	3,214	0.6
Valuation allowance — recognized	—	—	1,018	0.2	3,681	0.7
Valuation allowance — reversed	(32,154)	(3.9)	—	—	(16,323)	(3.0)
Other	8,605	1.1	3,857	0.7	5,277	1.0
Income tax provision*	278,816	34.2	206,932	35.1	172,395	32.2

*	Due to rounding, amounts may not add.
We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated our rate for state income taxes will be 6.5% in fiscal 2017. Our state income tax rate was 7.1% and 6.3% in fiscal 2016 and 2015, respectively.

The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Federal	$278,095	$189,170	$181,819
State	721	17,762	(9,424)
	$278,816	$206,932	$172,395

Current	$93,106	$186,662	$122,953
Deferred	185,710	20,270	49,442
	$278,816	$206,932	$172,395
The components of income taxes payable at October 31, 2017 and 2016 are set forth below (amounts in thousands):

	2017	2016
Current	$33,100	$62,782
Deferred	24,409
	$57,509	$62,782
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Balance, beginning of year	$30,272	$51,889	$58,318
Increase in benefit as a result of tax positions taken in prior years	1,575	8,110	16,802
Increase in benefit as a result of tax positions taken in current year	431	694	9,005
Decrease in benefit as a result of settlements	(9,174)	(28,976)	(31,013)
Decrease in benefit as a result of lapse of statute of limitations	(6,111)	(1,445)	(1,223)
Balance, end of year	$16,993	$30,272	$51,889
The statute of limitations has expired on our federal tax returns for fiscal years through 2011 and our fiscal year 2013.
Our unrecognized tax benefits are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. If these unrecognized tax benefits reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits will change, but we are not able to provide a range of such change. The anticipated changes will be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the 12-month periods ended October 31, 2017, 2016, and 2015, and the amounts accrued for potential interest and penalties at October 31, 2017 and 2016 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2017	$1,513
2016	$3,426
2015	$4,454

Accrued at:
October 31, 2017	$5,179
October 31, 2016	$9,282

The components of net deferred tax assets and liabilities at October 31, 2017 and 2016 are set forth below (amounts in thousands):

	2017	2016
Deferred tax assets:
Accrued expenses	$88,527	$103,134
Impairment charges	84,534	113,950
Inventory valuation differences	80,224	78,483
Stock-based compensation expense	41,712	49,004
Amounts related to unrecognized tax benefits	3,800	8,345
State tax, net operating loss carryforward	48,343	50,031
Other	1,303	6,329
Total assets	348,443	409,276
Deferred tax liabilities:
Capitalized interest	76,914	85,873
Deferred income	261,286	52,406
Expenses taken for tax purposes not for book	9,878	47,045
Depreciation	4,694	5,440
Deferred marketing	20,080	18,945
Total liabilities	372,852	209,709
Net deferred tax (liabilities)/assets before valuation allowances	(24,409)	199,567
Cumulative valuation allowance - state		(32,154)
Net deferred tax (liabilities)/assets	$(24,409)	$167,413
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2017 and 2016, we determined that it was more-likely-than-not that our deferred assets would be realized for federal purposes. Accordingly, at October 31, 2017 and 2016, we did not record any valuation allowances against our federal deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
For state tax purposes, we establish valuation allowances for deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. Due to past and projected losses in certain jurisdictions where we did not have carryback potential and/or could not sufficiently forecast future taxable income, we recognized a net cumulative valuation allowance against our state deferred tax assets at October 31, 2016, as shown above. During fiscal 2016, and 2015, we recognized new valuation allowances of $1.0 million, and $3.7 million, respectively. We did not recognize any new valuation allowances in fiscal 2017. During fiscal 2017 and 2015, due to improved operating results, we reversed $32.2 million and $16.3 million of state deferred tax asset valuation allowances, respectively. No state deferred tax asset valuation allowances were reversed in fiscal 2016.
Subsequent event
In December 2017, Congress passed a federal tax reform bill. If signed into law by the President, this bill will change many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the taxation of employee compensation and benefits. The legislation includes significant changes impacting domestic corporate taxpayers. We are currently evaluating the impact such changes would have on our consolidated financial statements and disclosures but preliminarily believe, if signed, it will significantly decrease our effective tax rate.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2017, we had 157.2 million shares of common stock issued and outstanding, 7.9 million shares of common stock reserved for outstanding stock options and restricted stock units, 5.8 million shares of common stock reserved for future stock option and award issuances, and 0.5 million shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2017, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the year ended October 31, 2017, we declared and paid three quarterly cash dividends of $0.08 per share. Subsequent to October 31, 2017, we declared a quarterly cash dividend of $0.08 which will be paid on January 26, 2018 to shareholders of record on the close of business on January 12, 2018.
Stock Repurchase Program
On December 16, 2014, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for the purpose of obtaining shares for the Company’s equity award and other employee benefit plans and for any other additional purpose or purposes as may be determined from time to time by the Board of Directors. Effective May 23, 2016, our Board of Directors terminated the December 2014 share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors terminated, effective December 13, 2017, our May 2016 share repurchase program and authorized a new repurchase program described below.
The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2017, 2016, and 2015:

	2017	2016	2015
Number of shares purchased (in thousands)	7,694	13,652	1,665
Average price per share	$37.81	$28.77	$34.17
Remaining authorization at October 31 (in thousands)	8,144	15,838	18,535
Effective December 13, 2017, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
Subsequent to October 31, 2017, we repurchased approximately 4.2 million shares of our common stock at an average price of $47.47 per share, of which approximately 1.1 million shares were purchased under the repurchase program authorized by our Board of Directors on December 13, 2017.
Transfer Restriction
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
10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our nonemployee directors under our stock incentive plans. We have two active stock incentive plans, one for employees (including officers) and one for nonemployee directors. Our active stock incentive plans provide for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Our active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2017, 2016, and 2015, we had 5.8 million; 6.8 million; and 7.5 million shares, respectively, available for grant under our stock incentive plans.
We have two additional stock incentive plans for employees, officers, and directors that are inactive except for outstanding stock option awards at October 31, 2017. No additional options may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for nonemployee directors.

The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Total stock-based compensation expense recognized	$28,466	$26,679	$22,903
Income tax benefit recognized	$11,125	$10,450	$8,767
At October 31, 2017, 2016, and 2015, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $24.2 million, $27.0 million, and $25.2 million, respectively.
Information about our more significant stock-based compensation programs is outlined below.
Stock Options:
Stock options granted to employees generally vest over a four-year period, although certain grants may vest over a longer or shorter period. Stock options granted to nonemployee directors generally vest over a two-year period. Shares issued upon the exercise of a stock option are either from shares held in treasury or newly issued shares.
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
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2017, 2016, and 2015:

	2017	2016	2015
Expected volatility	29.93% - 41.05%	32.03% - 42.31%	32.69% - 42.58%
Weighted-average volatility	34.72%	34.69%	36.36%
Risk-free interest rate	1.96% - 2.52%	1.58% - 2.14%	1.53% - 2.11%
Expected life (years)	4.60 - 9.24	4.56 - 9.17	4.54 - 9.12
Dividends	none	none	none
Weighted-average fair value per share of options granted	$12.16	$11.24	$11.67
The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense, related to stock options, for fiscal 2017, 2016 and 2015 was as follows (amounts in thousands):

	2017	2016	2015
Stock compensation expense recognized - options	$10,337	$10,986	$9,610
At October 31, 2017, total compensation cost related to nonvested stock option awards not yet recognized was approximately $10.6 million, and the weighted-average period over which we expect to recognize such compensation costs was approximately 2.2 years.

The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2017, 2016, and 2015 (amounts in thousands, except per share amounts):

	2017		2016		2015
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	8,514	$26.36	8,025	$25.75	9,358	$25.94
Granted	595	31.61	965	32.85	870	32.49
Exercised	(2,863)	24.54	(255)	24.04	(1,441)	27.52
Canceled	(126)	32.10	(221)	35.23	(762)	32.48
Balance, ending	6,120	$27.60	8,514	$26.36	8,025	$25.75
Options exercisable, at October 31,	4,266	$25.42	6,407	$24.14	6,098	$23.67
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2017, was 5.3 and 4.2, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Intrinsic value of options outstanding	$112,886	$31,852	$82,058
Intrinsic value of options exercisable	$87,978	$31,852	$75,034
Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2017, 2016, and 2015, is provided below (amounts in thousands):

	2017	2016	2015
Intrinsic value of options exercised	$32,951	$2,337	$12,923
Fair market value of options vested	$10,897	$9,690	$9,183
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
The following table provides information regarding the use of the net exercise method for fiscal 2017, 2016, and 2015:

	2017	2016	2015
Options exercised	15,000	5,000	30,000
Shares withheld	14,472	3,547	29,917
Shares issued	528	1,453	83
Average fair market value per share withheld	$32.98	$32.85	$32.64
Aggregate fair market value of shares withheld (in thousands)	$477	$117	$976
Performance-Based Restricted Stock Units:
In fiscal 2017, 2016, and 2015, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics by the Company in the year of grant. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 90% to 110% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest over a four-year period provided the recipients continue to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2017, 2016, and 2015:

	2017	2016	2015
Number of shares underlying Performance-Based RSUs to be issued	168,417	182,854	300,042
Aggregate number of Performance-Based RSUs outstanding at October 31	940,117	1,074,222	1,261,545
Closing price of our common stock on Valuation Date	$31.61	$32.85	$32.49
Aggregate fair value of Performance-Based RSUs issued (in thousands)	$5,324	$6,007	$10,155
Performance-Based RSU expense recognized (in thousands)	$7,031	$8,301	$9,863
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$4,599	$6,556	$8,850
Performance-Based RSUs issued in December 2011 and 2012 were paid in fiscal 2016 and 2017, respectively. The recipients of these Performance-Based RSUs elected to use a portion of the shares underlying the Performance-Based RSUs to pay the required income withholding taxes on the payout. In fiscal 2017, the gross value of the payout was $9.6 million (302,514 shares), the minimum income tax withholding was $4.2 million (133,098 shares) and the net value of the shares delivered was $5.4 million (169,416 shares). In fiscal 2016, the gross value of the payout was $12.2 million (370,171 shares), the minimum income tax withholding was $5.4 million (164,090 shares) and the net value of the shares delivered was $6.8 million (206,081 shares).
Total Shareholder Return Restricted Stock Units:
In fiscal 2017 and 2016, the Executive Compensation Committee approved awards of total shareholder return restricted stock units (“TSR RSUs”) relating to 46,361 and 171,705 shares, respectively, of our common stock to certain members of our senior management. The TSR RSUs granted are earned by comparing our total shareholder return during specified performance periods to the respective total shareholder returns of companies in a performance peer group as defined in the award document. The specified performance periods are as follows:

	Performance Period	Initial Number of TSR RSUs issued
Fiscal 2017	November 1, 2016 to October 31, 2019	46,361

Fiscal 2016
Tranche 1	November 1, 2015 to October 31, 2016	61,796
Tranche 2	November 1, 2015 to October 31, 2017	57,230
Tranche 3	November 1, 2015 to October 31, 2018	52,679
The TSR RSUs vest over a three-year period provided the recipients continue to be employed by us or serve on our Board of Directors (as applicable) as specified in the award document. Based upon our ranking in the performance peer group, the recipient of the TSR RSUs may earn a total award ranging from 0% to 200% of the initial number of TSR RSUs granted. In fiscal 2017, recipients of Tranche 2 TSR RSUs earned 83.05% of the grants based upon our total shareholder return ranking in the performance peer group during the two-year period ended October 31, 2017. In fiscal 2016, recipients of Tranche 1 TSR RSUs earned 0% of the grants based upon our total shareholder return ranking in the performance peer group during the one-year period ended October 31, 2016.

We estimated the fair value of the TSR RSUs at the grant date using a Monte Carlo simulation. The following table summarizes the assumptions used in the Monte Carlo simulation and the fair value per share of the TSR RSUs granted in in each of the fiscal years ended October 31, 2017 and 2016:

	2017	2016
Weighted-average volatility	26.91%	28.66%
Risk-free interest rate	1.52%	1.23%
Dividends	none	none
Weighted-average fair value per share of options granted	$39.21	$41.16
The length of each performance period was used as the expected term in the simulation for each respective tranche.
In fiscal 2017 and 2016, we recognized $3.4 million and $3.3 million, respectively, of expense related to TSR RSUs. At October 31, 2017 and 2016, the unamortized value of the TSR RSUs was $2.2 million and $3.8 million, respectively.
Nonperformance-Based Restricted Stock Units:
In fiscal 2017, 2016, and 2015, we issued nonperformance-based restricted stock units (“RSUs”) to various officers, employees, and nonemployee directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of our common stock to be issued pursuant to the RSUs multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2017, 2016, and 2015:

	2017	2016	2015
Nonperformance-Based RSUs issued:
Number of RSUs issued	377,564	139,684	124,568
Weighted average closing price of our common stock on date of issuance	$31.61	$32.85	$32.74
Aggregate fair value of RSUs issued (in thousands)	$11,935	$4,589	$4,078
Nonperformance-Based RSU expense recognized (in thousands):	$7,572	$3,958	$3,317

	2017	2016	2015
At October 31:
Aggregate Nonperformance-Based RSUs outstanding	673,224	396,716	380,548
Cumulative unamortized value of Nonperformance-Based RSUs (in thousands)	$6,783	$2,956	$2,542
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. The following table provides information regarding the number of shares withheld, the income tax withholding due, and the remaining shares issued to the recipients for fiscal 2017, 2016, and 2015:

	2017	2016	2015
Number of shares withheld	20,400	25,340	4,221
Income tax withholdings due	$664,300	$827,800	$146,500
Remaining shares issued to the recipients	52,757	70,627	10,049
Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2027, provides that 500,000 shares be reserved for purchase. At October 31, 2017, 484,000 shares were available for issuance.

The following table provides information regarding our employee stock purchase plan for fiscal 2017, 2016, and 2015:

	2017	2016	2015
Shares issued	33,314	36,778	26,674
Average price per share	$32.25	$25.97	$31.65
Compensation expense recognized (in thousands)	$147	$129	$113

11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2017, 2016, and 2015, is as follows (amounts in thousands):

	2017	2016	2015
Numerator:
Net income as reported	$535,495	$382,095	$363,167
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit (a)	1,434	1,538	1,561
Numerator for diluted earnings per share	$536,929	$383,633	$364,728

Denominator:
Basic weighted-average shares	162,222	168,261	176,425
Common stock equivalents (b)	2,147	1,854	2,420
Shares attributable to 0.5% Exchangeable Senior Notes (a)	5,118	5,858	5,858
Diluted weighted-average shares	169,487	175,973	184,703
Other information:
Weighted-average number of antidilutive options and restricted stock units (c)	1,966	3,932	1,826
Shares issued under stock incentive and employee stock purchase plans	3,116	587	1,467

(a)	On September 15, 2017, we redeemed these notes.

(b)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under our restricted stock units programs.

(c)	Weighted-average number of antidilutive options and restricted stock units are based upon the average of the average quarterly closing prices of our common stock on the NYSE for the year.
12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2017 and 2016, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2017	October 31, 2016
Residential Mortgage Loans Held for Sale	Level 2	$132,922	$248,601
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$861	$1,390
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1,293)	$(921)
Forward Loan Commitments – IRLCs	Level 2	$1,293	$921
At October 31, 2017 and 2016, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.

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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2017	$131,861	$132,922	$1,061
2016	$246,794	$248,601	$1,807
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

	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Three months ended:
October 31, 2017	467 - 540	12 - 30	16.4%
July 31, 2017	465 - 754	3 - 10	16.5% - 19.5%
April 30, 2017	827 - 856	6 - 11	16.3%
January 31, 2017	692 - 880	4 - 12	16.3%

October 31, 2016	—	—	—
July 31, 2016	—	—	—
April 30, 2016	369 - 394	18 - 23	16.3%
January 31, 2016	—	—	—

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365
Fiscal 2015:
January 31	58	4	$24,968	$900
April 30	52	1	$16,235	11,100
July 31	40	3	$13,527	6,000
October 31	44	3	$8,726	4,300
				$22,300
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2017 and 2016 (amounts in thousands):

		2017		2016
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$639,116	$639,088	$872,809	$870,384
Senior notes (b)	Level 1	2,469,876	2,626,131	2,707,376	2,843,177
Mortgage company loan facility (c)	Level 2	120,145	120,145	210,000	210,000
		$3,229,137	$3,385,364	$3,790,185	$3,923,561

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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $12.3 million, $10.3 million, and $8.9 million for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $23.2 million and $24.6 million at October 31, 2017 and 2016, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 3.19%, 2.98%, and 3.55% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2017, 2016, and 2015, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2017, 2016 and 2015.
Information related to our retirement plans for each of the fiscal years ended October 31, 2017, 2016, and 2015, is as follows (amounts in thousands):

	2017	2016	2015
Plan costs:
Service cost	$619	$562	$579
Interest cost	1,142	1,276	1,232
Amortization of prior service cost	969	947	806
Amortization of unrecognized losses	137	42	81
	$2,867	$2,827	$2,698
Projected benefit obligation:
Beginning of year	$38,980	$35,815	$34,606
Plan amendments adopted during year		757	768
Service cost	619	562	579
Interest cost	1,142	1,276	1,232
Benefit payments	(1,318)	(1,129)	(988)
Change in unrecognized loss	(1,201)	1,699	(382)
Projected benefit obligation, end of year	$38,222	$38,980	$35,815
Unamortized prior service cost:
Beginning of year	$2,775	$2,965	$3,003
Plan amendments adopted during year		757	768
Amortization of prior service cost	(969)	(947)	(806)
Unamortized prior service cost, end of year	$1,806	$2,775	$2,965
Accumulated unrecognized loss, October 31	$1,560	$2,898	$1,240
Accumulated benefit obligation, October 31	$38,222	$38,980	$35,815
Accrued benefit obligation, October 31	$38,222	$38,980	$35,815
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2027 in the aggregate (in thousands):

Year ending October 31,	Amount
2018	$1,358
2019	$2,242
2020	$2,444
2021	$2,702
2022	$2,893
November 1, 2022 – October 31, 2027	$15,736

14. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was primarily related to employee retirement plans. The tables below provide, for the fiscal years ended October 31, 2017, 2016 and 2015, the components of accumulated other comprehensive loss (amounts in thousands):

	2017	2016	2015
Balance, beginning of period	$(3,336)	$(2,509)	$(2,838)
Other comprehensive income (loss) before reclassifications	1,201	(2,406)	(358)
Gross amounts reclassified from accumulated other comprehensive income	1,105	989	887
Income tax (expense) benefit	(880)	590	(200)
Other comprehensive income (loss), net of tax	1,426	(827)	329
Balance, end of period	$(1,910)	$(3,336)	$(2,509)
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter. See Note 7 – “Accrued Expenses” for additional information regarding these warranty charges.
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
Information regarding our land purchase commitments at October 31, 2017 and 2016, is provided in the table below (amounts in thousands):

	2017	2016
Aggregate purchase commitments:
Unrelated parties	$1,986,276	$1,544,185
Unconsolidated entities that the Company has investments in	248,801	79,204
Total	$2,235,077	$1,623,389
Deposits against aggregate purchase commitments	$97,706	$65,299
Additional cash required to acquire land	2,137,371	1,558,090
Total	$2,235,077	$1,623,389
Amount of additional cash required to acquire land included in accrued expenses	$4,329	$18,266
In addition, we expect to purchase approximately 3,100 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.

At October 31, 2017, we also had purchase commitments to acquire land for apartment developments of approximately $230.1 million, of which we had outstanding deposits in the amount of $11.9 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2017, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2017, we had outstanding surety bonds amounting to $678.0 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $352.2 million of work remains on these improvements. We have an additional $172.7 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2017, we had outstanding letters of credit of $140.1 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2017, we had agreements of sale outstanding to deliver 5,851 homes with an aggregate sales value of $5.06 billion.
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
Information regarding our mortgage commitments at October 31, 2017 and 2016, is provided in the table below (amounts in thousands):

	2017	2016
Aggregate mortgage loan commitments:
IRLCs	$350,740	$255,647
Non-IRLCs	1,146,872	1,094,861
Total	$1,497,612	$1,350,508
Investor commitments to purchase:
IRLCs	$350,740	$255,647
Mortgage loans receivable	125,710	231,398
Total	$476,450	$487,045

Lease Commitments
We lease certain facilities and equipment under non-cancelable operating leases. Rental expenses incurred by us under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2017	$14,505
2016	$13,360
2015	$12,584
At October 31, 2017, future minimum rent payments under our operating leases were (amounts in thousands):

Year ending October 31,	Amount
2018	$12,081
2019	9,747
2020	5,097
2021	3,570
2022	1,980
Thereafter	544
$33,019
16. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Interest income	$5,988	$2,443	$1,939
Income from ancillary businesses	16,276	17,473	23,530
Gibraltar	2,658	6,646	10,168
Management fee income from home building unconsolidated entities, net	12,902	10,270	11,299
Retained customer deposits	5,801	5,866	5,224
Income from land sales	8,621	13,327	13,150
Other	1,063	2,193	2,263
Total other income – net	$53,309	$58,218	$67,573
Management fee income from unconsolidated entities presented above primarily represents fees earned by our City Living and home building operations. In addition, in fiscal 2017, 2016 and 2015, our apartment living operations earned fees from unconsolidated entities of $6.2 million, $6.1 million, and $5.7 million, respectively; fees earned by our apartment living operations are included in income from ancillary businesses.
In fiscal 2016 and 2015, our security monitoring business recognized a gain of $1.6 million and $8.1 million, respectively, from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, apartment living and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Revenue	$132,619	$123,512	$119,732
Expense	$116,343	$106,039	$96,202

The table below provides revenues and expenses recognized from land sales for the years ended October 31, 2017, 2016, and 2015 (amounts in thousands):

	2017	2016	2015
Revenue	$284,928	$85,268	$183,870
Expense	(278,034)	(70,488)	(161,460)
Deferred gains on land sales to joint ventures	(2,996)	(2,999)	(9,260)
Deferred gains recognized	4,723	1,546
	$8,621	$13,327	$13,150
Land sale revenues for the year ended October 31, 2017 included $257.8 million related to in substance real estate sale transactions with two new Home Building Joint Ventures and a Rental Property Joint Venture in which we have interests ranging from 20% to 25%. No gain or loss was realized on the sales related to the Home Building Joint Ventures. Due to our continued involvement in the new Rental Property Joint Venture through our retained ownership interest and guarantees provided on the joint venture’s debt, we deferred the $3.0 million gain realized on this sale. We will recognize the deferred gain into income as the guarantees provided expire and when we sell our ownership interest in the Rental Property Joint Venture.
Land sale revenues for the year ended October 31, 2016 included $38.1 million related to an in substance real estate sale transaction with a new Rental Property Joint Venture in which we have a 50% interest. Due to our continued involvement in the joint venture through our ownership interest, we deferred 50% of the gain realized on the sale. We will recognize the deferred gain into income when we sell our ownership interest in the Rental Property Joint Venture.
Land sale revenues for the year October 31, 2015, include $78.5 million related to property sold to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in the joint venture through our ownership interest and guarantees provided on the joint venture’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers which is included in deferred gains recognized above. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
See Note 4, “Investments in Unconsolidated Entities,” for more information on these transactions.
17. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2017, 2016, and 2015 (amounts in thousands):

	Revenue			Income (loss) before income taxes
	2017	2016	2015	2017	2016	2015
Traditional Home Building:
North	$775,540	$814,519	$702,175	$50,393	$77,017	$59,172
Mid-Atlantic	1,030,269	895,736	845,328	105,740	(29,361)	69,093
South	923,953	849,548	892,303	112,809	128,613	152,991
West	1,151,697	903,691	665,282	153,188	127,265	106,365
California	1,550,494	1,448,546	750,036	345,138	335,173	139,133
Traditional Home Building	5,431,953	4,912,040	3,855,124	767,268	638,707	526,754
City Living	383,105	257,468	316,124	193,852	91,109	124,290
Corporate and other				(146,809)	(140,789)	(115,482)
	$5,815,058	$5,169,508	$4,171,248	$814,311	$589,027	$535,562
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

Total assets for each of our segments at October 31, 2017 and 2016, are shown in the table below (amounts in thousands):

	2017	2016
Traditional Home Building:
North	$1,074,969	$1,020,250
Mid-Atlantic	1,121,013	1,166,023
South	1,184,956	1,203,554
West	1,275,298	1,130,625
California	2,630,041	2,479,885
Traditional Home Building	7,286,277	7,000,337
City Living	647,174	946,738
Corporate and other	1,511,774	1,789,714
	$9,445,225	$9,736,789
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash and investments, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments, manufacturing facilities, and mortgage and title subsidiaries.
Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2017
Traditional Home Building:
North	$23,944	$130,964	$869,764	$1,024,672
Mid-Atlantic	32,674	87,642	950,982	1,071,298
South	8,892	51,391	951,887	1,012,170
West	12,087	89,184	1,154,004	1,255,275
California	5,550	640,306	1,769,274	2,415,130
Traditional Home Building	83,147	999,487	5,695,911	6,778,545
City Living	4,011	143,383	355,514	502,908
	$87,158	$1,142,870	$6,051,425	$7,281,453

Balances at October 31, 2016
Traditional Home Building:
North	$20,671	$79,299	$883,195	$983,165
Mid-Atlantic	30,967	109,551	982,482	1,123,000
South	6,024	96,900	927,400	1,030,324
West	7,724	191,995	906,334	1,106,053
California	5,337	989,689	1,293,509	2,288,535
Traditional Home Building	70,723	1,467,434	4,992,920	6,531,077
City Living	1,006	416,712	405,172	822,890
	$71,729	$1,884,146	$5,398,092	$7,353,967

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2017, 2016, and 2015, are shown in the table below (amounts in thousands):

	2017	2016	2015
Traditional Home Building:
North	$6,528	$7,579	$15,033
Mid-Atlantic	6,905	2,076	19,488
South	1,184	3,316	720
West	106	746	420
California	43
Traditional Home Building	14,766	13,717	35,661
City Living	28	90	48
	$14,794	$13,807	$35,709
The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2017	2016	2017	2016	2015
Traditional Home Building:
Mid-Atlantic	$11,093	$12,639	$(2,000)
South	85,757	93,182	9,185	$11,013	$11,074
West			2,529	2,921	447
California	148,499	130,534	7,509	5,896	5,089
Traditional Home Building	245,349	236,355	17,223	19,830	16,610
City Living	92,904	85,882	73,123	13,184	(1,158)
Corporate and other	143,505	174,174	25,720	7,734	5,667
	$481,758	$496,411	$116,066	$40,748	$21,119
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.

18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Cash flow information:
Interest paid, net of amount capitalized	$21,578	$12,131	$23,930
Income tax payments	$119,852	$185,084	$205,412
Income tax refunds	$2,776	$4,451	$16,965
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$61,877	$5,807	$67,890
Financed portion of land sale	$625		$2,273
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$11,760	$9,012	$9,188
Reclassification of deferred income from inventory to accrued liabilities	$3,520	$2,111
Reclassification of inventory to property, construction, and office equipment	$8,990	$17,064
(Decrease) increase in unrecognized losses in defined benefit plans	$(1,201)	$1,699	$(382)
Defined benefit plan amendment		$757	$768
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital	$5,232	$11,363	$2,325
Increase in accrued expenses related to stock-based compensation		$6,240
Income tax (expense) benefit recognized in total comprehensive income	$(880)	$590	$(200)
Transfer of inventory to investment in unconsolidated entities	$72,757
Transfer of investment in unconsolidated entities to inventory	$14,328		$132,256
Transfer of other assets to investment in unconsolidated entities	$1,308	$24,967	4,852
Unrealized gain on derivatives held by equity investees			$26
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$130	$29	$1,843
Miscellaneous increases to investments in unconsolidated entities	$5,117	$1,510	$144
Business Acquisition:
Fair value of assets purchased	$88,465
Liabilities assumed	$5,377
Cash paid	$83,088

19. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at October 31, 2017
4.0% Senior Notes due 2018	$350,000
6.75% Senior Notes due 2019	$250,000
5.875% Senior Notes due 2022	$419,876
4.375% Senior Notes due 2023	$400,000
5.625% Senior Notes due 2024	$250,000
4.875% Senior Notes due 2025	$350,000
4.875% Senior Notes due 2027	$450,000
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
As of October 31, 2017, one of our 100%-owned subsidiaries was released from its guarantee obligation on these Senior Notes. As of October 31, 2016, this subsidiary had inventory of $108.7 million which represented substantially all of its assets. The consolidating financial statements shown below have been retroactively restated to reflect this subsidiary as a nonguarantor.
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
Consolidating Balance Sheet at October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	533,204	179,625	—	712,829
Restricted cash and investments			1,500	982		2,482
Inventory			7,017,331	264,122		7,281,453
Property, construction, and office equipment, net			165,464	24,083		189,547
Receivables, prepaid expenses, and other assets			319,592	296,699	(74,074)	542,217
Mortgage loans held for sale				132,922		132,922
Customer deposits held in escrow			96,956	5,061		102,017
Investments in unconsolidated entities			66,897	414,861		481,758
Investments in and advances to consolidated entities	4,589,228	2,514,649	91,740	126,799	(7,322,416)	—
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable			637,416			637,416
Senior notes		2,462,463				2,462,463
Mortgage company loan facility				120,145		120,145
Customer deposits			377,083	18,943		396,026
Accounts payable			271,617	3,606		275,223
Accrued expenses	141	34,345	563,577	440,631	(79,341)	959,353
Advances from consolidated entities			1,584,957	659,904	(2,244,861)	—
Income taxes payable	57,893			(384)		57,509
Total liabilities	58,034	2,496,808	3,434,650	1,242,845	(2,324,202)	4,908,135
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	720,115	49,400		93,734	(143,134)	720,115
Retained earnings (deficit)	4,474,064	(31,559)	4,857,986	99,673	(4,926,100)	4,474,064
Treasury stock, at cost	(662,854)					(662,854)
Accumulated other comprehensive loss	(1,910)					(1,910)
Total stockholders’ equity	4,531,194	17,841	4,858,034	196,413	(5,072,288)	4,531,194
Noncontrolling interest				5,896		5,896
Total equity	4,531,194	17,841	4,858,034	202,309	(5,072,288)	4,537,090
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225

Consolidating Balance Sheet at October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	583,440	50,275	—	633,715
Restricted cash and investments	11,708			19,583		31,291
Inventory			6,787,498	566,513	(44)	7,353,967
Property, construction, and office equipment, net			153,663	15,913		169,576
Receivables, prepaid expenses, and other assets	77		319,180	300,117	(36,616)	582,758
Mortgage loans held for sale				248,601		248,601
Customer deposits held in escrow			50,079	2,978		53,057
Investments in unconsolidated entities			101,999	394,412		496,411
Investments in and advances to consolidated entities	4,112,876	2,741,160	20,519	90,671	(6,965,226)	—
Deferred tax assets, net of valuation allowances	167,413					167,413
	4,292,074	2,741,160	8,016,378	1,689,063	(7,001,886)	9,736,789
LIABILITIES AND EQUITY
Liabilities
Loans payable			871,079			871,079
Senior notes		2,683,823			10,549	2,694,372
Mortgage company loan facility				210,000		210,000
Customer deposits			292,794	16,305		309,099
Accounts payable			280,107	1,848		281,955
Accrued expenses		32,559	610,932	469,553	(40,744)	1,072,300
Advances from consolidated entities			1,628,549	908,215	(2,536,764)	—
Income taxes payable	62,782					62,782
Total liabilities	62,782	2,716,382	3,683,461	1,605,921	(2,566,959)	5,501,587
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	728,464	49,400		6,734	(56,134)	728,464
Retained earnings (deficit)	3,977,297	(24,622)	4,332,869	67,492	(4,375,739)	3,977,297
Treasury stock, at cost	(474,912)					(474,912)
Accumulated other comprehensive loss	(3,336)					(3,336)
Total stockholders’ equity	4,229,292	24,778	4,332,917	77,232	(4,434,927)	4,229,292
Noncontrolling interest				5,910		5,910
Total equity	4,229,292	24,778	4,332,917	83,142	(4,434,927)	4,235,202
	4,292,074	2,741,160	8,016,378	1,689,063	(7,001,886)	9,736,789

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			5,668,610	336,671	(190,223)	5,815,058
Cost of revenues			4,414,461	223,243	(75,401)	4,562,303
Selling, general and administrative	58	4,033	635,247	77,115	(108,634)	607,819
	58	4,033	5,049,708	300,358	(184,035)	5,170,122
Income (loss) from operations	(58)	(4,033)	618,902	36,313	(6,188)	644,936
Other:
Income from unconsolidated entities			12,271	103,795		116,066
Other income - net	10,574		28,900	10,674	3,161	53,309
Intercompany interest income		156,366	48	4,365	(160,779)	—
Interest expense		(162,882)	(4,365)	(1,819)	169,066	—
Income from consolidated subsidiaries	803,795		142,779		(946,574)	—
Income (loss) before income taxes	814,311	(10,549)	798,535	153,328	(941,314)	814,311
Income tax provision (benefit)	278,816	(3,612)	273,418	52,500	(322,306)	278,816
Net income (loss)	535,495	(6,937)	525,117	100,828	(619,008)	535,495
Other comprehensive income	1,426					1,426
Total comprehensive income (loss)	536,921	(6,937)	525,117	100,828	(619,008)	536,921
Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,984,356	361,685	(176,533)	5,169,508
Cost of revenues			3,919,729	288,044	(63,708)	4,144,065
Selling, general and administrative	75	3,809	558,822	74,328	(101,652)	535,382
	75	3,809	4,478,551	362,372	(165,360)	4,679,447
Income (loss) from operations	(75)	(3,809)	505,805	(687)	(11,173)	490,061
Other:
Income from unconsolidated entities			16,913	23,835		40,748
Other income - net	9,501		27,873	17,456	3,388	58,218
Intercompany interest income		145,828			(145,828)	—
Interest expense		(151,410)		(2,203)	153,613	—
Income from consolidated subsidiaries	579,601		29,010		(608,611)	—
Income (loss) before income taxes	589,027	(9,391)	579,601	38,401	(608,611)	589,027
Income tax provision (benefit)	206,932	(3,299)	203,614	13,490	(213,805)	206,932
Net income (loss)	382,095	(6,092)	375,987	24,911	(394,806)	382,095
Other comprehensive (loss) income	(858)		31			(827)
Total comprehensive income (loss)	381,237	(6,092)	376,018	24,911	(394,806)	381,268

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,213,776	77,226	(119,754)	4,171,248
Cost of revenues			3,276,078	12,909	(19,717)	3,269,270
Selling, general and administrative	113	3,560	481,943	60,377	(90,885)	455,108
	113	3,560	3,758,021	73,286	(110,602)	3,724,378
Income (loss) from operations	(113)	(3,560)	455,755	3,940	(9,152)	446,870
Other:
Income from unconsolidated entities			14,034	7,085		21,119
Other income - net	9,429		34,098	21,724	2,322	67,573
Intercompany interest income		137,362			(137,362)	—
Interest expense		(143,193)		(999)	144,192	—
Income from consolidated subsidiaries	526,246		22,359		(548,605)	—
Income (loss) before income taxes	535,562	(9,391)	526,246	31,750	(548,605)	535,562
Income tax provision (benefit)	172,395	(3,628)	203,296	12,265	(211,933)	172,395
Net income (loss)	363,167	(5,763)	322,950	19,485	(336,672)	363,167
Other comprehensive income	311		18			329
Total comprehensive income (loss)	363,478	(5,763)	322,968	19,485	(336,672)	363,496

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	196,438	9,955	292,802	469,948	(9,424)	959,719
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(20,439)	(8,433)		(28,872)
Sale and redemption of marketable securities and restricted investments — net	10,631			7,418		18,049
Investment in unconsolidated entities			(3,744)	(118,590)		(122,334)
Return of investments in unconsolidated entities			58,610	136,895		195,505
Investment in distressed loans and foreclosed real estate				(710)		(710)
Return of investments in distressed loans and foreclosed real estate				13,765		13,765
Acquisition of a business			(83,088)			(83,088)
Investment paid intercompany			(45,000)		45,000	—
Intercompany advances	51,071	226,511			(277,582)	—
Net cash (used in) provided by investing activities	61,702	226,511	(93,661)	30,345	(232,582)	(7,685)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		455,483				455,483
Proceeds from loans payable			250,068	1,370,975		1,621,043
Debt issuance costs		(4,449)				(4,449)
Principal payments of loans payable			(538,527)	(1,460,830)		(1,999,357)
Redemption of senior notes		(687,500)				(687,500)
Proceeds from stock-based benefit plans	66,000					66,000
Excess tax benefits from stock-based compensation	5,328					5,328
Purchase of treasury stock	(290,881)					(290,881)
Dividends paid	(38,587)					(38,587)
Investment received intercompany				45,000	(45,000)	—
Intercompany advances			39,082	(326,088)	287,006	—
Net cash used in financing activities	(258,140)	(236,466)	(249,377)	(370,943)	242,006	(872,920)
Net increase (decrease) in cash and cash equivalents	—	—	(50,236)	129,350	—	79,114
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	533,204	179,625	—	712,829

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	60,465	14,768	116,116	(22,737)	(19,841)	148,771
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(27,835)	(591)		(28,426)
Sale and redemption of marketable securities and restricted investments — net				10,000		10,000
Investment in unconsolidated entities			(2,637)	(67,018)		(69,655)
Return of investments in unconsolidated entities			32,857	14,949		47,806
Investment in distressed loans and foreclosed real estate				(1,133)		(1,133)
Return of investments in distressed loans and foreclosed real estate				49,619		49,619
Dividends received intercompany			5,000		(5,000)	—
Investment paid intercompany			(5,000)		5,000	—
Intercompany advances	323,207	(14,733)			(308,474)	—
Net cash provided by (used in) investing activities	323,207	(14,733)	2,385	5,826	(308,474)	8,211
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			550,000	1,893,496		2,443,496
Debt issuance costs		(35)	(4,868)			(4,903)
Principal payments of loans payable			(714,089)	(1,783,496)		(2,497,585)
Proceeds from stock-based benefit plans	6,986					6,986
Excess tax benefits from stock-based compensation	2,114					2,114
Purchase of treasury stock	(392,772)					(392,772)
Payments related to noncontrolling interest				404		404
Dividends paid intercompany				(5,000)	5,000	—
Investment received intercompany				5,000	(5,000)	—
Intercompany advances			(149,703)	(178,612)	328,315	—
Net cash used in financing activities	(383,672)	(35)	(318,660)	(68,208)	328,315	(442,260)
Net decrease in cash and cash equivalents	—	—	(200,159)	(85,119)	—	(285,278)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	583,440	50,275	—	633,715

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2015

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	45,366	2,156	100,487	(78,246)	(9,581)	60,182
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(10,181)	734		(9,447)
Sale and redemption of marketable securities and restricted investments — net			2,000			2,000
Investment in unconsolidated entities			(4,552)	(119,388)		(123,940)
Return of investments in unconsolidated entities			23,213	16,553		39,766
Investment in distressed loans and foreclosed real estate				(2,624)		(2,624)
Return of investments in distressed loans and foreclosed real estate				37,625		37,625
Net increase in cash from purchase of joint venture interest			3,848			3,848
Intercompany advances	(29,620)	(48,981)			78,601	—
Net cash (used in) provided by investing activities	(29,620)	(48,981)	14,328	(67,100)	78,601	(52,772)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		350,000				350,000
Proceeds from loans payable			400,000	1,554,432		1,954,432
Debt issuance costs		(3,175)				(3,175)
Principal payments of loans payable			(113,745)	(1,545,713)		(1,659,458)
Redemption of senior notes		(300,000)				(300,000)
Proceeds from stock-based benefit plans	39,514					39,514
Excess tax benefits from stock-based compensation	1,628					1,628
Purchase of treasury stock	(56,888)					(56,888)
Receipts related to noncontrolling interest				(785)		(785)
Intercompany advances			(73,185)	142,205	(69,020)	—
Net cash provided by (used in) financing activities	(15,746)	46,825	213,070	150,139	(69,020)	325,268
Net increase in cash and cash equivalents	—	—	327,885	4,793	—	332,678
Cash and cash equivalents, beginning of period	—	—	455,714	130,601	—	586,315
Cash and cash equivalents, end of period	—	—	783,599	135,394	—	918,993
`

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2017:
Revenue	$2,027,907	$1,502,909	$1,363,512	$920,730
Gross profit (a)	$452,075	$326,881	$286,071	$187,728
Income before income taxes	$301,747	$203,574	$199,209	$109,781
Net income	$191,878	$148,563	$124,638	$70,416
Earnings per share (b)
Basic	$1.20	$0.91	$0.76	$0.43
Diluted	$1.17	$0.87	$0.73	$0.42
Weighted-average number of shares
Basic	159,232	163,478	163,492	162,588
Diluted	164,565	171,562	171,403	170,417

Fiscal 2016:
Revenue	$1,855,451	$1,269,934	$1,115,557	$928,566
Gross profit (a)	$285,684	$278,518	$244,986	$216,255
Income before income taxes	$168,160	$163,653	$140,397	$116,817
Net income	$114,378	$105,483	$89,054	$73,180
Earnings per share (b)
Basic	$0.70	$0.64	$0.53	$0.42
Diluted	$0.67	$0.61	$0.51	$0.40
Weighted-average number of shares
Basic	163,970	165,919	168,952	174,205
Diluted	171,683	173,405	176,414	182,391

(a)	Gross profit in the fourth quarter of fiscal 2016 includes $121.2 million of a warranty charge. See Note 7 – “Accrued Expenses” for additional information regarding this warranty charge.

(b)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.