Form 10-Q
period 2018-01-31
TOLL BROTHERS INC
filed 2018-03-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At March 5, 2018, there were approximately 151,822,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2018	October 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$508,277	$712,829
Restricted cash and investments	2,459	2,482
Inventory	7,713,796	7,281,453
Property, construction, and office equipment, net	186,159	189,547
Receivables, prepaid expenses, and other assets	559,990	542,217
Mortgage loans held for sale	70,488	132,922
Customer deposits held in escrow	119,418	102,017
Investments in unconsolidated entities	449,748	481,758
Deferred tax assets, net of valuation allowances	7,564
	$9,617,899	$9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable	$631,791	$637,416
Senior notes	2,859,689	2,462,463
Mortgage company loan facility	38,344	120,145
Customer deposits	421,565	396,026
Accounts payable	287,392	275,223
Accrued expenses	914,228	959,353
Income taxes payable	—	57,509
Total liabilities	5,153,009	4,908,135
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at January 31, 2018 and October 31, 2017	1,779	1,779
Additional paid-in capital	709,800	720,115
Retained earnings	4,595,233	4,474,064
Treasury stock, at cost — 24,335 and 20,732 shares at January 31, 2018 and October 31, 2017, respectively	(845,668)	(662,854)
Accumulated other comprehensive loss	(2,150)	(1,910)
Total stockholders’ equity	4,458,994	4,531,194
Noncontrolling interest	5,896	5,896
Total equity	4,464,890	4,537,090
	$9,617,899	$9,445,225
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2018	2017
Revenues	$1,175,468	$920,730

Cost of revenues	934,480	733,002
Selling, general and administrative	157,267	137,095
	1,091,747	870,097
Income from operations	83,721	50,633
Other:
Income from unconsolidated entities	38,880	46,445
Other income – net	8,997	12,703
Income before income taxes	131,598	109,781
Income tax (benefit) provision	(509)	39,365
Net income	$132,107	$70,416

Other comprehensive income, net of tax	171	169
Total comprehensive income	$132,278	$70,585

Per share:
Basic earnings	$0.85	$0.43
Diluted earnings	$0.83	$0.42
Cash dividends declared	$0.08

Weighted-average number of shares:
Basic	155,882	162,588
Diluted	158,897	170,417
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2018	2017
Cash flow (used in) provided by operating activities:
Net income	$132,107	$70,416
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,171	6,030
Stock-based compensation	8,889	9,329
Income from unconsolidated entities	(38,880)	(46,445)
Distributions of earnings from unconsolidated entities	38,892	48,581
Income from foreclosed real estate and distressed loans	(448)	(630)
Deferred tax (benefit) provision	(30,575)	2,328
Change in deferred tax valuation allowances		36
Inventory impairments and write-offs	3,853	4,661
Other	1,006	2,544
Changes in operating assets and liabilities
Increase in inventory	(416,764)	(135,782)
Origination of mortgage loans	(231,436)	(232,721)
Sale of mortgage loans	292,946	393,393
Decrease in restricted cash and investments	23	797
(Increase) decrease in receivables, prepaid expenses, and other assets	(16,594)	83,815
Increase in customer deposits	8,138	30,096
Decrease in accounts payable and accrued expenses	(54,029)	(170,123)
Decrease in income taxes payable	(33,100)	(42,157)
Net cash (used in) provided by operating activities	(329,801)	24,168
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(1,694)	(6,314)
Sale and redemption of marketable securities and restricted investments — net		18,049
Investments in unconsolidated entities	(4,422)	(99,941)
Return of investments in unconsolidated entities	36,253	33,253
Investment in foreclosed real estate and distressed loans	(92)	(274)
Return of investments in foreclosed real estate and distressed loans	1,505	1,852
Acquisition of a business		(85,183)
Net cash provided by (used in) investing activities	31,550	(138,558)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes	400,000
Debt issuance costs for senior notes	(3,410)
Proceeds from loans payable	589,819	360,382
Principal payments of loans payable	(687,740)	(516,833)
Proceeds from stock-based benefit plans	7,580	25,831
Purchase of treasury stock	(200,257)	(15,236)
Dividends paid	(12,293)
Net cash provided by (used in) financing activities	93,699	(145,856)
Net decrease in cash and cash equivalents	(204,552)	(260,246)
Cash and cash equivalents, beginning of period	712,829	633,715
Cash and cash equivalents, end of period	$508,277	$373,469
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2017 balance sheet amounts and disclosures included herein have been derived from our October 31, 2017 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (“2017 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2018; the results of our operations for the three-month periods ended January 31, 2018 and 2017; and our cash flows for the three-month periods ended January 31, 2018 and 2017. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Reclassification
The Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2017 was restated to reflect a reclassification of approximately $18.0 million of cash flow from “Net cash (used in) provided by operating activities” to “Net cash provided by (used in) investing activities” related to restricted investment activity. In addition, certain other prior period amounts have been reclassified to conform to the fiscal 2018 presentation.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. We elected to adopt ASU 2018-02 in the current period, and the adoption did not have a material effect on our consolidated financial statements and disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of pension and other post-retirement benefit costs in the same line item as other compensation costs arising from services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted ASU 2017-07 on November 1, 2017, and the adoption did not have a material effect on our consolidated financial statements and disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. We adopted ASU 2016-09 on November 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, the impact of recognizing excess tax benefits and deficiencies in our Condensed Consolidated Statements of Operations and Comprehensive Income resulted in a $4.0 million reduction in our income tax expense for our first quarter of fiscal 2018. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements and disclosures.

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
2. Inventory
Inventory at January 31, 2018 and October 31, 2017 consisted of the following (amounts in thousands):

	January 31, 2018	October 31, 2017
Land controlled for future communities	$128,847	$87,158
Land owned for future communities	1,199,686	1,142,870
Operating communities	6,385,263	6,051,425
	$7,713,796	$7,281,453
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

Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	January 31, 2018	October 31, 2017
Land owned for future communities:
Number of communities	17	14
Carrying value (in thousands)	$131,296	$110,732
Operating communities:
Number of communities	1	6
Carrying value (in thousands)	$3,342	$26,749
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2018	2017
Land controlled for future communities	$117	$661
Operating communities	3,736	4,000
	$3,853	$4,661
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At January 31, 2018, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2018, we determined that 107 land purchase contracts, with an aggregate purchase price of $1.77 billion, on which we had made aggregate deposits totaling $88.3 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2017, we determined that 104 land purchase contracts, with an aggregate purchase price of $1.43 billion, on which we had made aggregate deposits totaling $65.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2018	2017
Interest capitalized, beginning of period	$352,049	$369,419
Interest incurred	38,687	41,774
Interest expensed to cost of revenues	(33,885)	(27,928)
Interest expensed in other income	(716)	(42)
Interest capitalized on investments in unconsolidated entities	(1,711)	(2,394)
Previously capitalized interest transferred to investments in unconsolidated entities		(4,030)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	72	81
Interest capitalized, end of period	$354,496	$376,880

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
The table below provides information as of January 31, 2018, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	13	5	29
Investment in unconsolidated entities	$225,283	$93,185	$116,682	$14,598	$449,748
Number of unconsolidated entities with funding commitments by the Company	5	1	1	1	8
Company’s remaining funding commitment to unconsolidated entities	$23,689	$8,300	$609	$9,621	$42,219
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2018, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	3	11	18
Aggregate loan commitments	$200,988	$382,031	$948,335	$1,531,354
Amounts borrowed under loan commitments	$184,944	$196,536	$733,876	$1,115,356
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the three months ended January 31, 2018, our Land Development Joint Ventures sold 249 lots and recognized revenues of $40.2 million. We acquired 30 of these lots for $3.2 million. Our share of the joint venture income from the lots we acquired of $0.5 million was deferred by reducing our basis in those lots acquired. During the three months ended January 31, 2017, our Land Development Joint Ventures sold approximately 303 lots and recognized revenues of $56.3 million. We acquired 102 of these lots for $25.0 million. Our share of the income from the lots we acquired of $3.7 million was deferred by reducing our basis in those lots acquired.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. During the three months ended January 31, 2018 and 2017, our Home Building Joint Ventures delivered 28 homes with a sales value of $32.6 million, and 87 homes with a sales value of $217.4 million, respectively.
Rental Property Joint Ventures
As of January 31, 2018, our Rental Property Joint Ventures owned 12 for-rent apartment projects and a hotel, which are located in the metro Boston to metro Washington, D.C. corridor. At January 31, 2018, our joint ventures had approximately 2,800 units that were occupied or ready for occupancy, 750 units in the lease-up stage, and 1,250 units under active development. In addition, we either own, have under contract, or under a letter of intent approximately 9,350 units, of which 1,050 units are under active development. We intend to develop these units in joint ventures with unrelated parties in the future.
In the first quarter of fiscal 2018, we, and our partner, sold the assets in one of our Rental Property Joint Ventures to an unrelated party for $219.0 million. The joint venture had owned, developed, and operated a student housing community in

College Park, Maryland. In connection with the sale, the joint venture’s existing $110.0 million loan was repaid. We received cash of $39.3 million and recognized a gain of $30.8 million in the three months ended January 31, 2018, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the first quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 112-unit luxury for-rent residential apartment project in Belmont, Massachusetts. Prior to the formation of this joint venture, we acquired the property and incurred approximately $22.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $11.0 million and we subsequently received cash of $10.8 million from our partner. At January 31, 2018, our partner had the right, if certain events not occur, to exit the venture and require us to repurchase their interest. Given this contingency, as of January 31, 2018, our investment, net of our partner’s contribution, was recorded in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet. We expect this contingency to be satisfied in our second quarter of fiscal 2018. At January 31, 2018, our net investment in this property was $11.3 million. The joint venture expects to enter into a construction loan agreement in the second quarter of fiscal 2018 to provide up to $42.4 million of financing for the development of this property.
In the first quarter of fiscal 2017, we sold 50% of our interest in a Rental Property Joint Ventures to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $54.1 million construction loan with a $56.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $12.0 million and recognized a gain of $6.2 million in the three months ended January 31, 2017, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At January 31, 2018, we had a 25% interest and a $2.8 million investment in this joint venture.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of January 31, 2018, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.6 million and $0.4 million in the three-month periods ended January 31, 2018 and 2017, respectively.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), are a member in several ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. As of January 31, 2018, we had an investment of $14.6 million in these ventures.
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
We believe that, as of January 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2018, certain unconsolidated entities have loan commitments aggregating $1.08 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $269.6 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2018, the unconsolidated entities had borrowed an aggregate of $664.9 million, of which we estimate $217.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 7 months to 37 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of January 31, 2018, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.8 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At January 31, 2018 and October 31, 2017, we determined that eight of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At January 31, 2018 and October 31, 2017, our investments in the unconsolidated entities deemed to be VIEs, which are included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $34.8 million and $35.9 million, respectively. At January 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.2 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $64.5 million was borrowed at January 31, 2018. At October 31, 2017, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.5 million of additional commitments to the VIEs. At October 31, 2017, $70.0 million of our potential exposure for these loan guarantees was related to repayment and carry cost guarantees, of which $61.3 million was borrowed at October 31, 2017.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	January 31, 2018	October 31, 2017
Cash and cash equivalents	$104,880	$153,828
Inventory	1,067,806	1,148,209
Loans receivable, net	19,532	22,495
Rental properties	831,672	970,497
Rental properties under development	223,904	190,541
Real estate owned	54,621	53,902
Other assets	159,816	156,618
Total assets	$2,462,231	$2,696,090
Debt	$1,115,356	$1,199,583
Other liabilities	137,188	135,292
Members’ equity	1,183,605	1,332,285
Noncontrolling interest	26,082	28,930
Total liabilities and equity	$2,462,231	$2,696,090
Company’s net investment in unconsolidated entities (1)	$449,748	$481,758

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

Condensed Statements of Operations:

	Three months ended January 31,
	2018	2017
Revenues	$193,620	$295,702
Cost of revenues	148,750	165,706
Other expenses	24,286	21,134
Total expenses	173,036	186,840
Gain on disposition of loans and real estate owned	14,671	8,886
Income from operations	35,255	117,748
Other income	79,363	2,586
Income before income taxes	114,618	120,334
Income tax provision	198	3,827
Net income including earnings from noncontrolling interests	114,420	116,507
Less: income attributable to noncontrolling interest	(6,082)	(2,080)
Net income attributable to controlling interest	$108,338	$114,427
Company’s equity in earnings of unconsolidated entities (2)	$38,880	$46,445

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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2018 and October 31, 2017, consisted of the following (amounts in thousands):

	January 31, 2018	October 31, 2017
Expected recoveries from insurance carriers and others	$152,609	$153,774
Improvement cost receivable	101,148	99,311
Escrow cash held by our captive title company	32,858	45,923
Properties held for rental apartment development	177,807	146,288
Prepaid expenses	21,875	23,223
Other	73,693	73,698
	$559,990	$542,217
See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and suppliers.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2018 and October 31, 2017, loans payable consisted of the following (amounts in thousands):

	January 31, 2018	October 31, 2017
Senior unsecured term loan	$500,000	$500,000
Loans payable – other	133,395	139,116
Deferred issuance costs	(1,604)	(1,700)
	$631,791	$637,416
Senior Unsecured Term Loan
We have a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Facility, as amended, matures in August 2021. At January 31, 2018, the interest rate on borrowings was 2.97% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below.
Credit Facility
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at January 31, 2018, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.49 billion. Under the terms of the Credit Facility, at January 31, 2018, our leverage ratio was approximately 0.73 to 1.00, and our tangible net worth was approximately $4.42 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.47 billion as of January 31, 2018.
At January 31, 2018, we had no outstanding borrowings under the Credit Facility and had approximately $143.5 million of outstanding letters of credit that were issued under the Credit Facility. At January 31, 2018, the interest rate on borrowings under the Credit Facility would have been 3.08% per annum. Subsequent to January 31, 2018, we borrowed $100.0 million under the Credit Facility.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2018, the weighted-average interest rate on “Loans payable – other” was 4.14% per annum.
Senior Notes
At January 31, 2018, we had eight issues of senior notes outstanding with an aggregate principal amount of $2.87 billion. In January 2018, the Company issued $400.0 million principal amount of 4.350% Senior Notes due 2028. The Company received $396.4 million of net proceeds from the issuance of these senior notes. In March 2017, the Company issued $300.0 million principal amount of 4.875% Senior Notes due 2027 (“4.875% Senior Notes”). The Company received $297.2 million of net proceeds from the issuance of these senior notes. In June 2017, we issued an additional $150.0 million principal amount of the previously established 4.875% Senior Notes at a premium to par value plus accrued interest. We received $156.4 million of net proceeds from the issuance of these additional notes.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a syndicate of banks to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2017, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. Prior to this amendment, the Warehousing Agreement provided for loan purchases up to $100.0 million. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 7, 2018, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At January 31, 2018, the interest rate on the Warehousing Agreement, as amended, was 3.47% per annum.
6. Accrued Expenses
Accrued expenses at January 31, 2018 and October 31, 2017 consisted of the following (amounts in thousands):

	January 31, 2018	October 31, 2017
Land, land development, and construction	$135,984	$146,168
Compensation and employee benefits	126,182	149,145
Escrow liability	32,307	45,209
Self-insurance	158,024	149,303
Warranty	311,450	329,278
Deferred income	41,149	42,798
Interest	36,300	36,035
Commitments to unconsolidated entities	8,217	8,870
Other	64,615	52,547
	$914,228	$959,353
As previously disclosed in Note 7, “Accrued Expenses” in our 2017 Form 10-K, in response to a significant number of water intrusion claims received in fiscal 2014 and thereafter, from owners of stucco and non-stucco homes in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region), we reviewed homes built in these communities from 2002 through 2013 to determine whether repairs related to these homes would likely be needed.
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
Based on our review performed as of January 31, 2018, we determined that no adjustments to our previously recorded estimated costs were necessary. Our estimates are predicated on several assumptions for which there is uncertainty including assumptions about, but not limited to, the number of homes to be repaired, the extent of repairs needed, the cost of those repairs, outcomes of pending litigations or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs and recoveries could differ from those recorded, such differences could be material, and therefore, we are unable to estimate the range of any such differences. As of January 31, 2018 and 2017, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which remains unchanged from the amounts recorded as of October 31, 2017 and 2016. As of January 31, 2018, we recorded an aggregate of $152.6 million of estimated recoveries from our insurance carriers and suppliers for these claims, which also remains unchanged from the amounts recorded as of October 31, 2017 and 2016.
Our recorded remaining estimated repair costs related to water intrusion were approximately $235.3 million as of January 31, 2018 and $251.8 million as of October 31, 2017. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $111.7 million as of January 31, 2018 and $119.7 million as of October 31, 2017.
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2018	2017
Balance, beginning of period	$329,278	$370,992
Additions – homes closed during the period	6,225	5,104
Addition – Coleman liabilities acquired		1,111
Increase in accruals for homes closed in prior years	1,943	1,694
Reclassification from other accruals		732
Charges incurred	(25,996)	(15,575)
Balance, end of period	$311,450	$364,058
7. Income Taxes
We recorded an income tax benefit of $0.5 million for the three months ended January 31, 2018 as compared to an income tax provision of $39.4 million in the three months ended January 31, 2017. The effective tax rate was (0.4)% for the three months ended January 31, 2018, compared to 35.9% for the three months ended January 31, 2017. The income tax benefit for the three months ended January 31, 2018 reflects the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017, and an excess tax benefit related to stock-based compensation. With the adoption of ASU 2016-09, such excess tax benefits are now reflected as a component of income taxes. The income tax (benefit)/provision for both periods included a provision for state income taxes and interest accrued on anticipated tax assessments and tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for our fiscal year ending October 31, 2018 will be 23.3%. Thereafter, the applicable statutory rate will be 21%. ASC 740, “Income Taxes” (“ASC 740”) requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate applied to earnings for the three months ended January 31, 2018 from 35% to 23.3%. In addition, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $31.2 million in the three months ended January 31, 2018. Since the Tax Act includes many broad and complex changes to the U.S. tax code, we continue to analyze the impact of the provisions of the Tax Act on our financial statements and disclosures.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting relating to the Tax Act under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.
In connection with our initial analysis of the impact of the Tax Act, and in accordance with SAB 118, we recorded a provisional net tax benefit of $31.2 million related to the re-measurement of our net deferred tax liability based on the rates at which our deferred tax balances are expected to reverse in the future. However, we are still analyzing certain aspects of the Tax Act. The final impact of the Tax Act may differ significantly from this provisional amount, due to, among other things, changes in interpretations and assumptions made by us as a result of additional information and additional guidance that may be issued by the U.S. Department of the Treasury or any other relevant governing body. Any change to the provisional amount would be reflected as a discrete benefit or expense in the quarter that the adjustment is identified.

We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. We estimate our rate for the full fiscal year 2018 for state income taxes will be approximately 6.9%. Our state income tax rate for the full fiscal year 2017 was 6.5%.
At January 31, 2018, we had $17.0 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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
Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2018	2017
Total stock-based compensation expense recognized	$8,889	$9,329
Income tax benefit recognized	$2,516	$3,653
At January 31, 2018 and October 31, 2017, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $41.1 million and $24.2 million, respectively.
9. Stock Repurchase Program and Cash Dividend
Effective December 13, 2017, our Board of Directors terminated our previous share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2018	2017
Number of shares purchased (in thousands)	4,427	557
Average price per share	$47.43	$27.33
Remaining authorization at January 31 (in thousands)	18,670	15,281
Approximately 3.1 million shares purchased in the three months ended January 31, 2018 were acquired under the previous share repurchase program.
Subsequent to January 31, 2018, we repurchased approximately 1.8 million shares of our common stock at an average price of $45.44 per share.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the three months ended January 31, 2018, we declared and paid dividends of $0.08 per share.

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2018	2017
Numerator:
Net income as reported	$132,107	$70,416
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit (a)		384
Numerator for diluted earnings per share	$132,107	$70,800

Denominator:
Basic weighted-average shares	155,882	162,588
Common stock equivalents (b)	3,015	1,971
Shares attributable to 0.5% Exchangeable Senior Notes (a)		5,858
Diluted weighted-average shares	158,897	170,417

Other information:
Weighted-average number of antidilutive options and restricted stock units (c)	545	5,204
Shares issued under stock incentive and employee stock purchase plans	823	1,280

(a)	On September 15, 2017, we redeemed these notes for cash.

(b)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued upon the conversion of restricted stock units under our equity award programs.

(c)	Weighted-average number of antidilutive options and restricted stock units are based upon the average closing price of our common stock on the New York Stock Exchange for the period.
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2018	October 31, 2017
Mortgage Loans Held for Sale	Level 2	$70,488	$132,922
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$778	$861
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(3,889)	$(1,293)
Forward Loan Commitments — IRLCs	Level 2	$3,889	$1,293
At January 31, 2018 and October 31, 2017, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2018	$70,350	$70,488	$138
At October 31, 2017	$131,861	$132,922	$1,061
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2017 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%

Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%
April 30	827 - 856	6 - 11	16.3%
July 31	465 - 754	3 - 10	16.5% - 19.5%
October 31	467 - 540	12 - 30	16.4%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2018:
January 31	64	5	$13,318	$3,736
				$3,736
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2018		October 31, 2017
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$633,395	$632,883	$639,116	$639,088
Senior notes (b)	Level 1	2,869,876	2,984,073	2,469,876	2,626,131
Mortgage company loan facility (c)	Level 2	38,344	38,344	120,145	120,145
		$3,541,615	$3,655,300	$3,229,137	$3,385,364

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2018	2017
Interest income	$2,080	$941
Income from ancillary businesses	2,583	2,235
Management fee income from home building unconsolidated entities, net	3,071	4,289
Retained customer deposits	1,084	1,746
Income from land sales	700	3,559
Other	(521)	(67)
Total other income – net	$8,997	$12,703
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and home building operations. In addition, in the three-month periods ended January 31, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $2.3 million and $1.6 million, respectively; fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2018	2017
Revenues	$31,323	$28,880
Expenses	$28,740	$26,645
The table below provides, for the periods indicated, revenues and expenses recognized from land sales (amounts in thousands):

	Three months ended January 31,
	2018	2017
Revenues	$6,968	$144,714
Expenses	(6,268)	(144,273)
Deferred gain recognized		3,118
Income from land sales	$700	$3,559
Land sale revenues for the three months ended January 31, 2017 includes $143.3 million related to an in substance real estate sale transaction which resulted in a new Home Building Joint Venture in which we have a 20% interest. No gain or loss was realized on the sale. The deferred gains recognized in the fiscal 2017 period relates to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers which is included in deferred gains recognized above. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter. See Note 6, “Accrued Expenses” for additional information regarding these warranty charges.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2018	October 31, 2017
Aggregate purchase commitments:
Unrelated parties	$2,297,386	$1,986,276
Unconsolidated entities that the Company has investments in	245,692	248,801
Total	$2,543,078	$2,235,077

Deposits against aggregate purchase commitments	$123,026	$97,706
Credits to be received from unconsolidated entities	129,869	134,630
Additional cash required to acquire land	2,290,183	2,002,741
Total	$2,543,078	$2,235,077
Amount of additional cash required to acquire land included in accrued expenses	$3,162	$4,329
In addition, we expect to purchase approximately 2,400 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2018, we also had purchase commitments to acquire land for apartment developments of approximately $207.3 million, of which we had outstanding deposits in the amount of $10.7 million.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2018, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2018, we had outstanding surety bonds amounting to $690.1 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $340.0 million of work remains on these improvements. We have an additional $168.1 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2018, we had outstanding letters of credit of $143.5 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2018, we had agreements of sale outstanding to deliver 6,250 homes with an aggregate sales value of $5.58 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2018	October 31, 2017
Aggregate mortgage loan commitments:
IRLCs	$459,971	$350,740
Non-IRLCs	1,308,126	1,146,872
Total	$1,768,097	$1,497,612
Investor commitments to purchase:
IRLCs	$459,971	$350,740
Mortgage loans receivable	64,572	125,710
Total	$524,543	$476,450
14. Information on Segments
We operate in two segments: traditional home building and urban infill. We build and sell detached and attached homes in luxury residential communities located in affluent suburban markets that cater to move-up, empty-nester, active-adult, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through City Living.
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, and Washington
California:    California

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2018	2017
Revenues:
Traditional Home Building:
North	$134,280	$145,638
Mid-Atlantic	206,958	184,051
South	171,492	142,196
West	258,033	211,133
California	287,104	219,776
Traditional Home Building	1,057,867	902,794
City Living	117,601	17,936
Total	$1,175,468	$920,730

Income (loss) before income taxes:
Traditional Home Building:
North	$379	$10,093
Mid-Atlantic	13,900	11,632
South	12,148	13,111
West	30,604	25,497
California	60,857	43,193
Traditional Home Building	117,888	103,526
City Living	29,964	43,102
Corporate and other	(16,254)	(36,847)
Total	$131,598	$109,781
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2018	October 31, 2017
Traditional Home Building:
North	$1,098,536	$1,074,969
Mid-Atlantic	1,186,219	1,121,013
South	1,245,326	1,184,956
West	1,327,495	1,275,298
California	2,905,756	2,630,041
Traditional Home Building	7,763,332	7,286,277
City Living	583,962	647,174
Corporate and other	1,270,605	1,511,774
Total	$9,617,899	$9,445,225
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

	Three months ended January 31,
	2018	2017
Cash flow information:
Interest paid, net of amount capitalized	$4,105
Interest capitalized, net of amount paid		$419
Income tax payments	$64,922	$80,070
Income tax refunds	$309	$911
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$19,909	$18,011
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$476	$3,654
Accrued treasury share purchases	$9,713
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital		$4,935
Transfer of inventory to investment in unconsolidated entities		$36,256
Acquisition of a Business:
Fair value of assets purchased		$90,560
Liabilities assumed		$5,377
Cash paid		$85,183

16. Supplemental Guarantor Information
At January 31, 2018, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

Original amount issued and amount outstanding
4.0% Senior Notes due December 31, 2018	$350,000
6.75% Senior Notes due November 1, 2019	$250,000
5.875% Senior Notes due February 15, 2022	$419,876
4.375% Senior Notes due April 15, 2023	$400,000
5.625% Senior Notes due January 15, 2024	$250,000
4.875% Senior Notes due November 15, 2025	$350,000
4.875% Senior Notes due March 15, 2027	$450,000
4.350% Senior Notes due February 15, 2028	$400,000
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
As of October 31, 2017, one of our 100%-owned subsidiaries was released from its guarantee obligation on these Senior Notes. The Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2017 presented below has been retroactively restated to reflect this subsidiary as a Nonguarantor Subsidiary.
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

Condensed Consolidating Balance Sheet at January 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	344,828	163,449	—	508,277
Restricted cash and investments			1,500	959		2,459
Inventory			7,487,983	225,813		7,713,796
Property, construction and office equipment, net			162,349	23,810		186,159
Receivables, prepaid expenses and other assets	1,064		320,275	327,295	(88,644)	559,990
Mortgage loans held for sale				70,488		70,488
Customer deposits held in escrow			111,782	7,636		119,418
Investments in unconsolidated entities			53,953	395,795		449,748
Investments in and advances to consolidated entities	4,460,274	2,913,133	91,740	126,964	(7,592,111)	—
Deferred tax assets, net of valuation allowances	7,564					7,564
	4,468,902	2,913,133	8,574,410	1,342,209	(7,680,755)	9,617,899
LIABILITIES AND EQUITY
Liabilities
Loans payable			631,791			631,791
Senior notes		2,859,689				2,859,689
Mortgage company loan facility				38,344		38,344
Customer deposits			404,880	16,685		421,565
Accounts payable			284,423	2,969		287,392
Accrued expenses	9,908	35,603	521,213	444,437	(96,933)	914,228
Advances from consolidated entities			1,731,178	607,425	(2,338,603)	—
Total liabilities	9,908	2,895,292	3,573,485	1,109,860	(2,435,536)	5,153,009
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	709,800	49,400		93,734	(143,134)	709,800
Retained earnings (deficit)	4,595,233	(31,559)	5,000,877	129,713	(5,099,031)	4,595,233
Treasury stock, at cost	(845,668)					(845,668)
Accumulated other comprehensive loss	(2,150)					(2,150)
Total stockholders’ equity	4,458,994	17,841	5,000,925	226,453	(5,245,219)	4,458,994
Noncontrolling interest				5,896		5,896
Total equity	4,458,994	17,841	5,000,925	232,349	(5,245,219)	4,464,890
	4,468,902	2,913,133	8,574,410	1,342,209	(7,680,755)	9,617,899

Condensed Consolidating Balance Sheet at October 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	533,204	179,625	—	712,829
Restricted cash and investments			1,500	982		2,482
Inventory			7,017,331	264,122		7,281,453
Property, construction and office equipment, net			165,464	24,083		189,547
Receivables, prepaid expenses and other assets			319,592	296,699	(74,074)	542,217
Mortgage loans held for sale				132,922		132,922
Customer deposits held in escrow			96,956	5,061		102,017
Investments in unconsolidated entities			66,897	414,861		481,758
Investments in and advances to consolidated entities	4,589,228	2,514,649	91,740	126,799	(7,322,416)	—
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable			637,416			637,416
Senior notes		2,462,463				2,462,463
Mortgage company loan facility				120,145		120,145
Customer deposits			377,083	18,943		396,026
Accounts payable			271,617	3,606		275,223
Accrued expenses	141	34,345	563,577	440,631	(79,341)	959,353
Advances from consolidated entities			1,584,957	659,904	(2,244,861)	—
Income taxes payable	57,893			(384)		57,509
Total liabilities	58,034	2,496,808	3,434,650	1,242,845	(2,324,202)	4,908,135
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	720,115	49,400		93,734	(143,134)	720,115
Retained earnings (deficit)	4,474,064	(31,559)	4,857,986	99,673	(4,926,100)	4,474,064
Treasury stock, at cost	(662,854)					(662,854)
Accumulated other comprehensive loss	(1,910)					(1,910)
Total stockholders’ equity	4,531,194	17,841	4,858,034	196,413	(5,072,288)	4,531,194
Noncontrolling interest				5,896		5,896
Total equity	4,531,194	17,841	4,858,034	202,309	(5,072,288)	4,537,090
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,115,354	104,114	(44,000)	1,175,468
Cost of revenues			874,808	77,487	(17,815)	934,480
Selling, general and administrative	18	840	162,079	20,173	(25,843)	157,267
	18	840	1,036,887	97,660	(43,658)	1,091,747
Income (loss) from operations	(18)	(840)	78,467	6,454	(342)	83,721
Other:
Income from unconsolidated entities			5,132	33,748		38,880
Other income – net			5,885	1,044	2,068	8,997
Intercompany interest income		32,695		1,023	(33,718)	—
Interest expense		(31,855)	(1,023)	(368)	33,246	—
Income from subsidiaries	131,616		41,901		(173,517)	—
Income before income taxes	131,598	—	130,362	41,901	(172,263)	131,598
Income tax (benefit) provision	(509)		(12,529)	11,861	668	(509)
Net income	132,107	—	142,891	30,040	(172,931)	132,107
Other comprehensive income	171					171
Total comprehensive income	132,278	—	142,891	30,040	(172,931)	132,278

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			915,823	45,696	(40,789)	920,730
Cost of revenues			724,257	29,471	(20,726)	733,002
Selling, general and administrative		968	143,881	16,948	(24,702)	137,095
	—	968	868,138	46,419	(45,428)	870,097
Income (loss) from operations	—	(968)	47,685	(723)	4,639	50,633
Other:
Income from unconsolidated entities			5,144	41,301		46,445
Other income – net	2,393		7,251	4,500	(1,441)	12,703
Intercompany interest income		36,496			(36,496)	—
Interest expense		(37,895)		(663)	38,558	—
Income from subsidiaries	107,388		42,048		(149,436)	—
Income (loss) before income taxes	109,781	(2,367)	102,128	44,415	(144,176)	109,781
Income tax provision (benefit)	39,365	(849)	36,621	15,926	(51,698)	39,365
Net income (loss)	70,416	(1,518)	65,507	28,489	(92,478)	70,416
Other comprehensive income	169					169
Total comprehensive income (loss)	70,585	(1,518)	65,507	28,489	(92,478)	70,585

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(67,018)	1,894	(361,168)	99,370	(2,879)	(329,801)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(741)	(953)		(1,694)
Investment in unconsolidated entities			(1,158)	(3,264)		(4,422)
Return of investments in unconsolidated entities			14,550	21,703		36,253
Investment in foreclosed real estate and distressed loans				(92)		(92)
Return of investments in foreclosed real estate and distressed loans				1,505		1,505
Intercompany advances	271,988	(398,484)			126,496	—
Net cash provided by (used in) investing activities	271,988	(398,484)	12,651	18,899	126,496	31,550
Cash flow provided by (used in) financing activities:
Net proceeds from issuance of senior notes		400,000				400,000
Debt issuance costs for senior notes		(3,410)				(3,410)
Proceeds from loans payable			350,000	239,819		589,819
Principal payments of loans payable			(366,120)	(321,620)		(687,740)
Proceeds from stock-based benefit plans	7,580					7,580
Purchase of treasury stock	(200,257)					(200,257)
Dividends paid	(12,293)					(12,293)
Intercompany advances			176,261	(52,644)	(123,617)	—
Net cash provided by (used in) financing activities	(204,970)	396,590	160,141	(134,445)	(123,617)	93,699
Net decrease in cash and cash equivalents	—	—	(188,376)	(16,176)	—	(204,552)
Cash and cash equivalents, beginning of period	—	—	533,204	179,625	—	712,829
Cash and cash equivalents, end of period	—	—	344,828	163,449	—	508,277

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	(36,218)	6,311	(266,885)	324,816	(3,856)	24,168
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(6,393)	79		(6,314)
Sale and redemption of marketable securities and restricted investments — net	10,631			7,418		18,049
Investments in unconsolidated entities			(267)	(99,674)		(99,941)
Return of investments in unconsolidated entities			9,950	23,303		33,253
Investment in foreclosed real estate and distressed loans				(274)		(274)
Return of investments in foreclosed real estate and distressed loans				1,852		1,852
Acquisition of a business			(85,183)			(85,183)
Investment paid - intercompany			45,000		(45,000)	—
Intercompany advances	14,992	(6,311)			(8,681)	—
Net cash (used in) provided by investing activities	25,623	(6,311)	(36,893)	(67,296)	(53,681)	(138,558)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable				360,382		360,382
Principal payments of loans payable			(3,491)	(513,342)		(516,833)
Proceeds from stock-based benefit plans	25,831					25,831
Purchase of treasury stock	(15,236)					(15,236)
Investment received - intercompany				45,000	(45,000)	—
Intercompany advances			4,333	(106,870)	102,537	—
Net cash (used in) provided by financing activities	10,595	—	842	(214,830)	57,537	(145,856)
Net (decrease) increase in cash and cash equivalents	—	—	(302,936)	42,690	—	(260,246)
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	280,504	92,965	—	373,469

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (“2017 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
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
OVERVIEW
Financial and Operational Highlights
In the three-month period ended January 31, 2018, we recognized $1.18 billion of revenues and net income of $132.1 million, as compared to $920.7 million of revenues and net income of $70.4 million in the three-month period ended January 31, 2017.
In the three-month periods ended January 31, 2018 and 2017, the value of net contracts signed was $1.69 billion (1,822 homes) and $1.24 billion (1,522 homes), respectively.
The value of our backlog at January 31, 2018 was $5.58 billion (6,250 homes), as compared to our backlog at January 31, 2017 of $4.35 billion (5,145 homes). Our backlog at October 31, 2017 was $5.06 billion (5,851 homes), as compared to backlog of $3.98 billion (4,685 homes) at October 31, 2016.
At January 31, 2018, we had $508.3 million of cash and cash equivalents on hand and approximately $1.15 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At January 31, 2018, we had no outstanding borrowings under the Credit Facility. We did have approximately $143.5 million of outstanding letters of credit under the Credit Facility.
At January 31, 2018, we owned or controlled through options approximately 49,500 home sites, as compared to approximately 48,300 at October 31, 2017; and approximately 48,800 at October 31, 2016. Of the approximately 49,500 total home sites that we owned or controlled through options at January 31, 2018, we owned approximately 32,100 and controlled approximately 17,400 through options. Of the 32,100 home sites owned, approximately 17,600 were substantially improved. In addition, at January 31, 2018, we expect to purchase approximately 2,400 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At January 31, 2018, we were selling from 295 communities, compared to 305 at October 31, 2017; and 310 at October 31, 2016.
At January 31, 2018, our total stockholders’ equity and our debt to total capitalization ratio were $4.46 billion and 0.44 to 1.00, respectively.
Our Business Environment and Current Outlook
The current housing market continues to strengthen and grow. We believe that solid and improving demand for homes, the limited supply of resale and new homes, and the financial strength of our affluent buyers are driving our growth. Our buyers are further benefiting from a solid employment picture, strong consumer confidence, a robust stock market, and increasing equity in their existing homes. We believe that gradually rising interest rates tied to a strengthening economy will not upset demand. In the three months ended January 31, 2018, the value and number of net signed contracts increased 36.0% and 19.7%, respectively, as compared to the three months ended January 31, 2017; and increased 55.5% and 45.8%, respectively, as compared to the three months ended January 31, 2016.

We believe we are also benefiting from the appeal and national recognition of our brand and a lack of large scale competition in the affordable end of the luxury new home market. Our home designs and customization program differentiate us within our segment of the luxury home market. The breadth of products we offer enables us to appeal to a wide range of demographic groups, including affluent move-up, empty-nester and millennial buyers, which we believe is also fueling demand for our homes. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
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
Other
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the taxation of employee compensation and benefits. These changes include: (i) reducing the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (ii) eliminating the corporate alternative minimum tax (“AMT”); (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (iv) repeal of the domestic production activities deduction for tax years beginning after December 31, 2017; and (v) establishing new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments on indebtedness, and on state and local taxes, including real estate taxes.
As required under accounting rules, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $31.2 million in the three months ended January 31, 2018. Since the Tax Act includes many broad and complex changes to the U.S. tax code, we continue to analyze the impact the provisions of the Tax Act may have on our financial statements. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
Defective I-Joists
In early July, one of our lumber suppliers publicly announced a floor joist recall. We believe that these floor joists were present in approximately 350 of our homes that had been built or were under construction in our North and West geographic segments. Of the approximately 350 affected homes, eight of them had already been been delivered to home buyers at the time the joist recall was announced. After the joist recall was announced, 34 home buyers canceled their contracts and 17 home buyers transferred their contracts to another home site.  At January 31, 2018, there were approximately 150 affected homes in backlog and another 75 were not yet sold. The supplier has committed to us that it will absorb the costs associated with the remediation of the defective floor joists. This work has been completed for all affected homes. We began delivering these homes in the first quarter of fiscal 2018 and expect to deliver the remaining homes in backlog by the end of fiscal 2018. We do not believe the resolution of this issue will be material to our results of operations, liquidity, or financial condition.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2018 and 2017 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2018	2017	% Change
Revenues	$1,175.5	$920.7	28%
Cost of revenues	934.5	733.0	27%
Selling, general and administrative	157.3	137.1	15%
	1,091.7	870.1	25%
Income from operations	83.7	50.6	65%
Other
Income from unconsolidated entities	38.9	46.4	(16)%
Other income – net	9.0	12.7	(29)%
Income before income taxes	131.6	109.8	20%
Income tax (benefit) provision	(0.5)	39.4	(101)%
Net income	$132.1	$70.4	88%

Supplemental information:
Cost of revenues as a percentage of revenues	79.5%	79.6%
SG&A as a percentage of revenues	13.4%	14.9%
Effective tax rate	(0.4)%	35.9%

Deliveries – units	1,423	1,190	20%
Deliveries – average delivered price *	$826.0	$773.7	7%

Net contracts signed – value	$1,690.4	$1,243.0	36%
Net contracts signed – units	1,822	1,522	20%
Net contracts signed – average selling price *	$927.8	$816.7	14%

	January 31, 2018	January 31, 2017	% Change
Backlog – value	$5,576.5	$4,345.1	28%
Backlog – units	6,250	5,145	21%
Backlog – average selling price *	$892.2	$844.5	6%
* $ amounts in thousands.
Note: Due to rounding, amounts may not add.
Revenues and Cost of Revenues
The increase in revenues for the fiscal 2018 period, as compared to the fiscal 2017 period, was attributable to a 20% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2017, as compared to October 31, 2016 and a 7% increase in the average price of the homes delivered. The increase in the average delivered home price was primarily due to an increase in the number of homes delivered in California and City Living where home prices are higher, and, in California, a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2018 period, as compared to the fiscal 2017 period. These increases were partially offset by an increase in deliveries of lower priced attached and age-targeted products primarily in our North segment and an increase in deliveries in Idaho, where average delivered home prices are lower than the company average, in the fiscal 2018 period, as compared to the fiscal 2017 period.
Cost of revenues, as a percentage of revenues, in the fiscal 2018 period was 79.5%, as compared to 79.6% in the fiscal 2017 period. The slight improvement in cost of revenues, as a percentage of revenues, in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an increase in revenues generated in California and City Living, where cost of revenues, as a percent of revenues, are lower than the company average, and lower interest expense. These decreases were, offset, in part, by higher material and labor costs and a higher number of closings in multifamily and active-adult communities, primarily in our North segment where margins are lower than our company average, in the fiscal 2018 period, as compared to the fiscal 2017 period. In the fiscal 2018 and fiscal 2017 periods, interest expense as a percentage of revenues was 2.9% and 3.0%, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $20.2 million in the fiscal 2018 period, as compared to the fiscal 2017 period. As a percentage of revenues, SG&A was 13.4% and 14.9% in the fiscal 2018 period and the fiscal 2017 period, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased spending on advertising, higher model operating costs, and the increased number of homes delivered. The increased number of employees was due primarily to the overall increase in our business in the fiscal 2018 period, as compared to the fiscal 2017 period. The decrease in SG&A as a percentage of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was due to SG&A spending increasing 15% while revenues increased 28% from the fiscal 2017 period.
Income from Unconsolidated Entities
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartments projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, resulting in income. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
The decrease in income from unconsolidated entities for the fiscal 2018 period, as compared to the fiscal 2017 period, was due mainly to lower income from two of our Home Building Joint Ventures located in New York City, where the fiscal 2017 period benefited from the commencement of deliveries in the fourth quarter of fiscal 2016 and a $6.2 million gain from the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in the suburbs of Philadelphia, Pennsylvania, in the fiscal 2017 period. These decreases were partially offset by a $30.8 million gain recognized from the sale by one of our Rental Property Joint Ventures of its student housing community in College Park, Maryland, in the fiscal 2018 period.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2018	2017
Income from ancillary businesses	$2,583	$2,235
Management fee income from home building unconsolidated entities, net	3,071	4,289
Income from land sales	700	3,559
Other	2,643	2,620
Total other income – net	$8,997	$12,703
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and home building operations. In addition, in the fiscal 2018 and 2017 periods, our apartment living operations earned fees from unconsolidated entities of $2.3 million and $1.6 million, respectively; fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in income from land sales in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to $3.1 million of previously deferred gains recognized in the fiscal 2017 period related to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.

Income Before Income Taxes
For the three-month period ended January 31, 2018, we reported income before income taxes of $131.6 million, as compared to $109.8 million in the three-month period ended January 31, 2017.
Income Tax (Benefit) Provision
We recognized an income tax benefit of $0.5 million in the three-month period ended January 31, 2018. Based upon the blended federal statutory rate of 23.3% for fiscal 2018, our federal tax provision would have been $30.7 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was mainly due to the impact of the Tax Act, excess tax benefits related to stock-based compensation, and tax benefits related to the utilization of domestic production activities deductions. These benefits were partially offset by a provision for state income taxes and interest accrued on anticipated tax assessments. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
In the three-month period ended January 31, 2017, we recognized an income tax provision of $39.4 million. Based upon the federal statutory rate of 35%, our federal tax provision would have been $38.4 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due primarily to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
Contracts
The aggregate value of net contracts signed increased $447.4 million, or 36%, in the three-month period ended January 31, 2018, as compared to the prior year period. In the three-month periods ended January 31, 2018 and 2017, the value of net contracts signed was $1.69 billion (1,822 homes) and $1.24 billion (1,522 homes), respectively.
The increase in the aggregate value of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly the result of a 20% increase in the number of net contracts signed and a 14% increase in the average value of each contract signed. The increase in the number of net contracts signed was the result of increased demand, offset, in part, by a decrease in the number of selling communities in the fiscal 2018 period, as compared to the fiscal 2017 period. The increase in average price of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period. In the fiscal 2018 period, the number of net contracts signed in California, where average sales prices are higher, represented 21% of total net contracts, as compared to 15% in the fiscal 2017 period. This increase was partially offset by a decrease in the average sales price of net contracts signed in City Living in the fiscal 2018 period, as compared to the fiscal 2017 period, which was principally due to a shift to less expensive buildings in the fiscal 2018 period, as compared to the fiscal 2017 period.
Backlog
The increase in the value of our backlog at January 31, 2018, as compared to the backlog at January 31, 2017, was primarily attributable to the 27% higher value of backlog at October 31, 2017, as compared to the backlog at October 31, 2016 and a 36% increase in the value of net contracts signed in the three-month period ended January 31, 2018, as compared to the fiscal 2017 period, offset, in part, by a 28% increase in the value of deliveries in the three-month period ended January 31, 2018.
The value of our backlog at January 31, 2018 increased 28% to $5.58 billion (6,250 homes), as compared to the value of our backlog at January 31, 2017 of $4.35 billion (5,145 homes). Our backlog at October 31, 2017 and 2016 was $5.06 billion (5,851 homes) and $3.98 billion (4,685 homes), respectively.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets. At January 31, 2018 and October 31, 2017, we had $508.3 million and $712.8 million of cash and cash equivalents, respectively. Cash used in operating activities during the three-month period ended January 31, 2018 was $329.8 million. Cash used in operating activities during the fiscal 2018 period was primarily related to the purchase of inventory; an increase in receivables, prepaid expenses, and other assets; a decrease in accounts payable and accrued expenses; and a decrease in income taxes payable; offset, in part, by net income adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes; and an increase in mortgage loans sold, net of mortgage loans originated.

In the three-month period ended January 31, 2018, cash provided by investing activities was $31.6 million, which was primarily related to $37.8 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans. This was offset, in part, by $4.4 million used to fund our investments in unconsolidated entities and $1.7 million for the purchase of property and equipment.
We generated $93.7 million of cash from financing activities in the three-month period ended January 31, 2018 primarily from the net proceeds of $396.6 million from the issuance of $400.0 million aggregate principal amount of 4.350% Senior Notes due 2028 and the proceeds of $7.6 million from our stock-based benefit plans; offset, in part, by the repurchase of $200.3 million of our common stock; the repayment of $97.9 million of loans payable, net of borrowings; and the payment of dividends on our common stock of $12.3 million.
At January 31, 2017, we had $373.5 million of cash and cash equivalents. At October 31, 2016, we had $633.7 million of cash and cash equivalents. Cash provided by operating activities during the three-month period ended January 31, 2017 was $24.2 million. Cash provided by operating activities during the fiscal 2017 period was primarily related to net income adjusted for stock-based compensation, inventory impairments, and depreciation and amortization; an increase in mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits; offset, in part, by an increase in inventory; and decreases in accounts payable, accrued expenses, and income taxes payable.
In the three-month period ended January 31, 2017, cash used in investing activities was $138.6 million. Cash used in investing activities was primarily related to $99.9 million used to fund our investments in unconsolidated entities, $85.2 million to used to acquire Coleman, and $6.3 million for the purchase of property and equipment. This was offset, in part, by $35.1 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $18.0 million from net sales of restricted investments.
We used $145.6 million of cash from financing activities in the three-month period ended January 31, 2017 primarily for the repayment of $156.5 million of loans payable, net of repayments and the repurchase of $15.2 million of our common stock, offset, in part, by the proceeds of $25.8 million from our stock-based benefit plans.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer, although in the past several years, due to the increase in the number of attached home communities from which we were operating (all of the units of which are generally not sold before the commencement of construction), the number of speculative homes in our inventory increased significantly. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At January 31, 2018, we owned or controlled through options approximately 49,500 home sites, of which we owned approximately 32,100. Of our owned home sites at January 31, 2018, significant improvements were completed on approximately 17,600 of them.
At January 31, 2018, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.54 billion (including $245.7 million of land to be acquired from joint ventures in which we have invested). Of the $2.54 billion of land purchase commitments, we paid or deposited $123.0 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.29 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,400 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. In addition, at January 31, 2018, we had purchase commitments to acquire land for apartment developments of approximately $207.3 million, of which we had outstanding deposits in the amount of $10.7 million.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.49 billion. Under the terms of the Credit Facility, at January 31, 2018, our leverage ratio was approximately 0.73 to 1.00, and our tangible net worth was approximately $4.42 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.47 billion as of January 31, 2018. At January 31, 2018, we had no outstanding borrowings under our Credit

Facility and had outstanding letters of credit thereunder of approximately $143.5 million. Subsequent to January 31, 2018, we borrowed $100.0 million under the Credit Facility.
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
At January 31, 2018, we had investments in these entities of $449.7 million and were committed to invest or advance up to an additional $42.2 million to these entities if they require additional funding. At January 31, 2018, we had agreed to terms for the acquisition of 317 home sites from two Land Development Joint Venture for an estimated aggregate purchase price of $245.7 million. In addition, we expect to purchase approximately 2,400 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of January 31, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2018, we have guaranteed the debt of certain unconsolidated entities aggregating $1.08 billion, of which we estimate $269.6 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2018, the unconsolidated entities had borrowed an aggregate of $664.9 million, of which we estimate $217.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 7 months to 37 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2017 Form 10-K, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2017, there have been no material changes to those critical accounting policies.

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$134.3	$145.6	(8)%	209	209	—%	$642.5	$696.8	(8)%
Mid-Atlantic	207.0	184.1	12%	332	297	12%	$623.4	$619.7	1%
South	171.5	142.2	21%	221	190	16%	$776.0	$748.4	4%
West	258.0	211.1	22%	412	335	23%	$626.3	$630.2	(1)%
California	287.1	219.8	31%	185	155	19%	$1,551.9	$1,417.9	9%
Traditional Home Building	1,057.9	902.8	17%	1,359	1,186	15%	$778.4	$761.2	2%
City Living	117.6	17.9	557%	64	4	1,500%	$1,837.5	$4,484.1	(59)%
Total	$1,175.5	$920.7	28%	1,423	1,190	20%	$826.0	$773.7	7%

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$197.5	$171.7	15%	271	276	(2)%	$728.7	$622.3	17%
Mid-Atlantic	212.2	236.6	(10)%	324	380	(15)%	$654.9	$622.6	5%
South	239.0	204.0	17%	303	266	14%	$788.9	$766.8	3%
West	333.9	246.2	36%	489	352	39%	$682.9	$699.4	(2)%
California	646.0	335.2	93%	388	226	72%	$1,664.8	$1,483.1	12%
Traditional Home Building	1,628.6	1,193.7	36%	1,775	1,500	18%	$917.5	$795.8	15%
City Living	61.8	49.3	25%	47	22	114%	$1,316.0	$2,243.1	(41)%
Total	$1,690.4	$1,243.0	36%	1,822	1,522	20%	$927.8	$816.7	14%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$879.3	$718.8	22%	1,279	1,044	23%	$687.5	$688.6	—%
Mid-Atlantic	746.8	662.5	13%	1,135	1,069	6%	$658.0	$619.8	6%
South	883.5	798.2	11%	1,137	1,036	10%	$777.0	$770.4	1%
West	1,047.8	840.4	25%	1,474	1,165	27%	$710.9	$721.4	(1)%
California	1,854.0	983.1	89%	1,090	604	80%	$1,700.9	$1,627.6	5%
Traditional Home Building	5,411.4	4,003.0	35%	6,115	4,918	24%	$884.9	$814.0	9%
City Living	165.1	342.1	(52)%	135	227	(41)%	$1,222.6	$1,507.0	(19)%
Total	$5,576.5	$4,345.1	28%	6,250	5,145	21%	$892.2	$844.5	6%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$816.1	$692.8	18%	1,217	977	25%	$670.6	$709.1	(5)%
Mid-Atlantic	741.6	610.0	22%	1,143	986	16%	$648.8	$618.7	5%
South	815.9	736.4	11%	1,055	960	10%	$773.4	$767.1	1%
West	972.0	766.5	27%	1,397	1,020	37%	$695.7	$751.5	(7)%
California	1,495.1	867.7	72%	887	533	66%	$1,685.6	$1,627.9	4%
Traditional Home Building	4,840.7	3,673.4	32%	5,699	4,476	27%	$849.4	$820.7	3%
City Living	220.8	310.7	(29)%	152	209	(27)%	$1,452.7	$1,486.5	(2)%
Total	$5,061.5	$3,984.1	27%	5,851	4,685	25%	$865.1	$850.4	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2018	2017	% Change
Traditional Home Building:
North	$0.4	$10.1	(96)%
Mid-Atlantic	13.9	11.6	20%
South	12.1	13.1	(8)%
West	30.6	25.5	20%
California	60.9	43.2	41%
Traditional Home Building	117.9	103.5	14%
City Living	30.0	43.1	(30)%
Corporate and other	(16.3)	(36.8)	(56)%
Total	$131.6	$109.8	20%
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

Traditional Home Building
North

	Three months ended January 31,
	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$134.3	$145.6	(8)%
Units delivered	209	209	—%
Average delivered price ($ in thousands)	$642.5	$696.8	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$197.5	$171.7	15%
Net contracted units	271	276	(2)%
Average contracted price ($ in thousands)	$728.7	$622.3	17%

Cost of revenues as a percentage of revenues	87.3%	82.4%

Income before income taxes ($ in millions)	$0.4	$10.1	(96)%

Number of selling communities at January 31,	49	58	(16)%
The decrease in the average price of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period, particularly in Connecticut and Michigan, where we had a significant increase in the number of homes closed in multifamily and active-adult communities.
The increase in the average value of each contract signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period, particularly in Connecticut, Michigan and New Jersey.
The decrease in income before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally attributable to higher cost of revenues as a percentage of revenues, lower earnings from decreased revenues and higher SG&A costs as a percent of revenues. The higher cost of revenues as a percentage of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to higher inventory impairment charges, a shift in product mix/areas to lower-margin areas, and higher material and labor costs in the fiscal 2018 period, as compared to the fiscal 2017 period.
Inventory impairment charges were $3.1 million in the fiscal 2018 period, as compared to $0.1 million in the fiscal 2017 period. During our review of operating communities for impairment in the fiscal 2018, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we decided to sell the remaining lots in a bulk sale in one community located in Illinois rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $2.2 million.

Mid-Atlantic

	Three months ended January 31,
	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$207.0	$184.1	12%
Units delivered	332	297	12%
Average delivered price ($ in thousands)	$623.4	$619.7	1%

Net Contracts Signed:
Net contract value ($ in millions)	$212.2	$236.6	(10)%
Net contracted units	324	380	(15)%
Average contracted price ($ in thousands)	$654.9	$622.6	5%

Cost of revenues as a percentage of revenues	84.0%	83.9%

Income before income taxes ($ in millions)	$13.9	$11.6	20%

Number of selling communities at January 31,	60	69	(13)%
The increase in the number of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an increase in the number of homes closed in Pennsylvania and Maryland, which was attributable to an increase in the number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average price of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period.
The decrease in the number of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally due to a decrease in the number of selling communities and a decrease in available inventory for sale in Virginia, offset, in part, by increases in demand in Maryland and Pennsylvania in the fiscal 2018 period, as compared to the fiscal 2017 period. The increase in the average value of each contract signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in income before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to higher earnings from increased revenues. The slight increase in cost of revenues, as a percent of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to higher material and labor costs in the fiscal 2018 period, as compared to the fiscal 2017 period, partially offset by lower inventory impairment charges in the fiscal 2018 period, as compared to the fiscal 2017 period. In the fiscal 2018 period, inventory impairment charges were $4,000, as compared to $4.3 million in the fiscal 2017 period. In the first quarter of fiscal 2017, during our review of operating communities for impairment, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the fiscal 2017 period to its estimated fair value resulting in a charge to income before taxes of $3.9 million.

South

	Three months ended January 31,
	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$171.5	$142.2	21%
Units delivered	221	190	16%
Average delivered price ($ in thousands)	$776.0	$748.4	4%

Net Contracts Signed:
Net contract value ($ in millions)	$239.0	$204.0	17%
Net contracted units	303	266	14%
Average contracted price ($ in thousands)	$788.9	$766.8	3%

Cost of revenues as a percentage of revenues	84.5%	81.1%

Income before income taxes ($ in millions)	$12.1	$13.1	(8)%

Number of selling communities at January 31,	72	70	3%
The increase in the number of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an increase in the number of homes closed in Florida which was attributable to an increase in the number of homes in backlog as of October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average price of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in the number of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an increase in demand in Florida and Texas and an increase in the number of selling communities in Texas, partially offset by decreased demand in North Carolina. The increase in the average value of each contract signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period.
The decrease in income before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally due to higher cost of revenues, as a percentage of revenues, offset, in part, by higher earnings from increased revenues. The increase in cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations.
West

	Three months ended January 31,
	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$258.0	$211.1	22%
Units delivered	412	335	23%
Average delivered price ($ in thousands)	$626.3	$630.2	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$333.9	$246.2	36%
Net contracted units	489	352	39%
Average contracted price ($ in thousands)	$682.9	$699.4	(2)%

Cost of revenues as a percentage of revenues	79.3%	79.3%

Income before income taxes ($ in millions)	$30.6	$25.5	20%

Number of selling communities at January 31,	67	84	(20)%
The increase in the number of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an increase in the number of homes closed in Colorado, Idaho, and Nevada, which was attributable to an increase in the number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The decrease in the average price of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to an increase in deliveries in Idaho, where average delivered home prices are lower than our company average, in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in the number of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally due to a significant increase in demand, offset, in part, by a decrease in the number of selling communities. The decrease in the average value of each contract signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in income before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was due mainly to higher earnings from the increased revenues.
California

	Three months ended January 31,
	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$287.1	$219.8	31%
Units delivered	185	155	19%
Average delivered price ($ in thousands)	$1,551.9	$1,417.9	9%

Net Contracts Signed:
Net contract value ($ in millions)	$646.0	$335.2	93%
Net contracted units	388	226	72%
Average contracted price ($ in thousands)	$1,664.8	$1,483.1	12%

Cost of revenues as a percentage of revenues	72.3%	74.2%

Income before income taxes ($ in millions)	$60.9	$43.2	41%

Number of selling communities at January 31,	41	35	17%
The increase in the number of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an increase in the number of homes in backlog at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average price of homes delivered in fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in the number of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was due mainly to an increase in demand and an increase in the number of selling communities in the fiscal 2018 period, as compared to the fiscal 2017 period. The increase in the average value of each contract signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increased selling prices in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in income before income taxes in the fiscal 2018 period, as compared to the fiscal 2017, was primarily due to higher earnings from the increased revenues and lower cost of revenues, as a percentage of revenues, in the fiscal 2018 period, as compared to the fiscal 2017. The lower cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to higher-margin products and/or locations and price increases on delivered homes, in the fiscal 2018 period, as compared to the fiscal 2017.

City Living

	Three months ended January 31,
	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$117.6	$17.9	557%
Units delivered	64	4	1,500%
Average delivered price ($ in thousands)	$1,837.5	$4,484.1	(59)%

Net Contracts Signed:
Net contract value ($ in millions)	$61.8	$49.3	25%
Net contracted units	47	22	114%
Average contracted price ($ in thousands)	$1,316.0	$2,243.1	(41)%

Cost of revenues as a percentage of revenues	73.1%	65.7%

Income before income taxes ($ in millions)	$30.0	$43.1	(30)%

Number of selling communities at January 31,	6	5	20%
The increase in the number of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally due to homes delivered at one building located in Hoboken, New Jersey which commenced deliveries in the third quarter of fiscal 2017. The decrease in the average price of homes delivered in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to a shift in the number of homes delivered to less expensive buildings in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increase in the number of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to strong sales at one building located in Jersey City, New Jersey, which opened in the third quarter of fiscal 2017. The decrease in the average sales price of net contracts signed in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally due to a shift to less expensive buildings in the fiscal 2018 period, as compared to the fiscal 2017 period.
The decrease in income before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a $32.6 million decrease in earnings from our investments in unconsolidated entities; a shift in the number of homes delivered to buildings with a lower margin; and $3.1 million recognized in the fiscal 2017 period of a previously deferred gain. These decreases were partially offset by higher earnings from increased revenues. The deferred gains recognized in the fiscal 2017 period relates to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. Through September 2017, we recognized the gain as units were delivered to the ultimate home buyers. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
In the fiscal 2018 period, we recognized $1.9 million in earnings from our investments in unconsolidated entities as compared to $34.5 million the fiscal 2017 period. The fiscal 2017 period benefited from the commencement of deliveries from two City Living Home Building Joint Ventures in the fourth quarter of fiscal 2016. The tables below provide information related to deliveries and revenues and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Three months ended January 31,
	2018 Units	2017 Units	2018 $	2017 $
Deliveries	3	73	$10.6	$204.6
Net contracts signed	56	14	$102.6	$30.0

	At January 31,				At October 31,
	2018 Units	2017 Units	2018 $	2017 $	2017 Units	2016 Units	2017 $	2016 $
Backlog	99	55	$191.1	$233.8	46	114	$99.1	$408.5

Corporate and Other
In the fiscal 2018 and 2017 periods, loss before income taxes was $16.3 million and $36.8 million, respectively. The decrease in the loss before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally attributable to a $23.7 million increase in earnings from our investments in unconsolidated entities, offset, in part, by higher SG&A costs. The increase in earnings from our investments in unconsolidated entities in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a $30.8 million gain recognized from the sale in the fiscal 2018 period, by one of our Rental Property Joint Ventures of its student housing community in College Park, Maryland, partially offset by a $6.2 million gain from the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in the suburbs of Philadelphia, Pennsylvania in the fiscal 2017 period. The increase in SG&A costs in the fiscal 2018 period, as compared to the fiscal 2017 period, was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity and increased spending on computer software upgrades.
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
The table below sets forth, at January 31, 2018, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2018	$56,983	4.04%	$38,344	3.47%
2019	377,555	3.99%	150	1.32%
2020	255,226	6.71%	150	1.32%
2021	1,421	5.88%	500,150	2.97%
2022	421,316	5.87%	150	1.32%
Thereafter	1,877,110	4.77%	13,060	1.73%
Bond discounts, premiums and deferred issuance costs, net	(10,187)		(1,604)
Total	$2,979,424	4.98%	$550,400	2.97%
Fair value at January 31, 2018	$3,092,246		$552,004

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2018, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $5.5 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter. See Note 6, “Accrued Expenses” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these warranty charges.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2018, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2017 to November 30, 2017	1	$46.25	1	8,144
December 1, 2017 to December 31, 2017	4,215	$47.47	4,215	18,881
January 1, 2018 to January 31, 2018	211	$46.56	211	18,670
Total	4,427	$47.43	4,427

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2018, we withheld 148,076 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $7.1 million of income tax withholdings and we issued the remaining 216,963 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2018, the net exercise method was not employed to exercise options.

(b)
On May 23, 2016, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Effective December 13, 2017, our Board of Directors terminated the May 2016 share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this new repurchase program.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended January 31, 2018.

Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the three months ended January 31, 2018, we paid a quarterly cash dividend of $0.08 per share on January 26, 2018 to shareholders of record on the close of business on January 12, 2018. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2018, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.93 billion of cash dividends.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 8, 2018	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 8, 2018	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)