Form 10-Q
period 2018-04-30
TOLL BROTHERS INC
filed 2018-06-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At June 1, 2018, there were approximately 151,865,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2018	October 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$475,113	$712,829
Restricted cash and investments	1,161	2,482
Inventory	7,871,569	7,281,453
Property, construction, and office equipment, net	185,676	189,547
Receivables, prepaid expenses, and other assets	599,755	542,217
Mortgage loans held for sale	111,811	132,922
Customer deposits held in escrow	135,072	102,017
Investments in unconsolidated entities	456,762	481,758
Deferred tax assets, net of valuation allowances	6,807
	$9,843,726	$9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable	$649,299	$637,416
Senior notes	2,860,290	2,462,463
Mortgage company loan facility	103,550	120,145
Customer deposits	469,586	396,026
Accounts payable	324,605	275,223
Accrued expenses	936,414	959,353
Income taxes payable	13,386	57,509
Total liabilities	5,357,130	4,908,135
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at April 30, 2018 and October 31, 2017	1,779	1,779
Additional paid-in capital	715,949	720,115
Retained earnings	4,690,272	4,474,064
Treasury stock, at cost — 26,073 and 20,732 shares at April 30, 2018 and October 31, 2017, respectively	(925,317)	(662,854)
Accumulated other comprehensive loss	(1,980)	(1,910)
Total stockholders’ equity	4,480,703	4,531,194
Noncontrolling interest	5,893	5,896
Total equity	4,486,596	4,537,090
	$9,843,726	$9,445,225
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Revenues	$2,774,667	$2,284,242	$1,599,199	$1,363,512

Cost of revenues	2,232,637	1,810,443	1,298,157	1,077,441
Selling, general and administrative	323,919	283,847	166,652	146,752
	2,556,556	2,094,290	1,464,809	1,224,193
Income from operations	218,111	189,952	134,390	139,319
Other:
Income from unconsolidated entities	41,444	92,349	2,564	45,904
Other income – net	24,791	26,689	15,794	13,986
Income before income taxes	284,346	308,990	152,748	199,209
Income tax provision	40,429	113,936	40,938	74,571
Net income	$243,917	$195,054	$111,810	$124,638

Other comprehensive income, net of tax	341	337	170	168
Total comprehensive income	$244,258	$195,391	$111,980	$124,806

Per share:
Basic earnings	$1.58	$1.20	$0.73	$0.76
Diluted earnings	$1.55	$1.15	$0.72	$0.73
Cash dividends declared	$0.19	$0.08	$0.11	$0.08

Weighted-average number of shares:
Basic	154,306	163,040	152,731	163,492
Diluted	157,013	170,910	155,129	171,403
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2018	2017
Cash flow (used in) provided by operating activities:
Net income	$243,917	$195,054
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,520	12,123
Stock-based compensation	15,347	15,585
Income from unconsolidated entities	(41,444)	(92,349)
Distributions of earnings from unconsolidated entities	39,508	108,864
Income from foreclosed real estate and distressed loans	(1,026)	(4,018)
Deferred tax (benefit) provision	(29,886)	3,816
Change in deferred tax valuation allowances		262
Inventory impairments and write-offs	17,685	8,917
Other	754	2,501
Changes in operating assets and liabilities
Increase in inventory	(540,898)	(190,125)
Origination of mortgage loans	(575,285)	(513,836)
Sale of mortgage loans	594,933	671,899
Decrease in restricted cash and investments	1,321	12,445
(Increase) decrease in receivables, prepaid expenses, and other assets	(97,388)	56,034
Increase in customer deposits	40,505	57,405
Increase (decrease) in accounts payable and accrued expenses	14,204	(128,634)
(Decrease) increase in income taxes payable	(19,714)	27,117
Net cash (used in) provided by operating activities	(324,947)	243,060
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(6,501)	(11,709)
Sale and redemption of marketable securities and restricted investments — net		18,049
Investments in unconsolidated entities	(10,800)	(113,515)
Return of investments in unconsolidated entities	54,315	98,087
Investment in foreclosed real estate and distressed loans	(195)	(513)
Return of investments in foreclosed real estate and distressed loans	3,122	4,376
Acquisition of a business		(85,183)
Net cash provided by (used in) investing activities	39,941	(90,408)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes	400,000	300,000
Debt issuance costs for senior notes	(3,410)	(2,830)
Proceeds from loans payable	1,238,283	769,454
Principal payments of loans payable	(1,276,148)	(1,173,880)
Proceeds from stock-based benefit plans	9,133	40,628
Purchase of treasury stock	(291,478)	(15,422)
Dividends paid	(29,090)	(13,051)
Net cash provided by (used in) financing activities	47,290	(95,101)
Net (decrease) increase in cash and cash equivalents	(237,716)	57,551
Cash and cash equivalents, beginning of period	712,829	633,715
Cash and cash equivalents, end of period	$475,113	$691,266
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2017 balance sheet amounts and disclosures included herein have been derived from our October 31, 2017 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (“2017 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2018; the results of our operations for the six-month and three-month periods ended April 30, 2018 and 2017; and our cash flows for the six-month periods ended April 30, 2018 and 2017. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Reclassification
The Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2017 was restated to reflect a reclassification of approximately $18.0 million of cash flow from “Net cash (used in) provided by operating activities” to “Net cash provided by (used in) investing activities” related to restricted investment activity. In addition, certain other prior period amounts have been reclassified to conform to the fiscal 2018 presentation.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. We elected to adopt ASU 2018-02 in the first quarter of fiscal 2018, and the adoption did not have a material effect on our consolidated financial statements and disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. We adopted ASU 2016-09 on November 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, the impact of recognizing excess tax benefits and deficiencies in our Condensed Consolidated Statements of Operations and Comprehensive Income resulted in a $4.0 million reduction in our income tax expense in the six-month period ended April 30, 2018. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements and disclosures.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for our fiscal year beginning November 1, 2018, and, at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues. However, we currently expect that the adoption of ASU 2014-09 will result in a reclassification to our current presentation of forfeited customer deposits in our Consolidated Statements of Operations and Comprehensive Income; a reclassification to our current presentation of certain model home costs in our Consolidated Balance Sheets; a change to our current accounting for certain deferred marketing costs as well as incomplete deliverables at the time a home closes; and a change to the timing of recognition of revenues and profits on land sale transactions and certain management fees that we earn from our unconsolidated entities. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.
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
2. Inventory
Inventory at April 30, 2018 and October 31, 2017 consisted of the following (amounts in thousands):

	April 30, 2018	October 31, 2017
Land controlled for future communities	$164,206	$87,158
Land owned for future communities	1,064,967	1,142,870
Operating communities	6,642,396	6,051,425
	$7,871,569	$7,281,453
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

Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	April 30, 2018	October 31, 2017
Land owned for future communities:
Number of communities	16	14
Carrying value (in thousands)	$126,998	$110,732
Operating communities:
Number of communities	2	6
Carrying value (in thousands)	$14,493	$26,749
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Land controlled for future communities	$377	$782	$260	$121
Land owned for future communities	247	1,200	247	1,200
Operating communities	17,061	6,935	13,325	2,935
	$17,685	$8,917	$13,832	$4,256
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At April 30, 2018, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2018, we determined that 119 land purchase contracts, with an aggregate purchase price of $1.95 billion, on which we had made aggregate deposits totaling $133.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2017, we determined that 104 land purchase contracts, with an aggregate purchase price of $1.43 billion, on which we had made aggregate deposits totaling $65.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Interest capitalized, beginning of period	$352,049	$369,419	$354,496	$376,880
Interest incurred	81,269	85,310	42,582	43,536
Interest expensed to cost of revenues	(78,912)	(68,486)	(45,027)	(40,558)
Interest expensed in other income	(1,001)	(1,995)	(285)	(1,953)
Interest capitalized on investments in unconsolidated entities	(3,602)	(4,214)	(1,891)	(1,820)
Previously capitalized interest transferred to investments in unconsolidated entities		(4,030)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	115	209	43	128
Interest capitalized, end of period	$349,918	$376,213	$349,918	$376,213

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
The table below provides information as of April 30, 2018, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	14	5	30
Investment in unconsolidated entities	$222,099	$86,220	$134,252	$14,191	$456,762
Number of unconsolidated entities with funding commitments by the Company	4	1	1	1	7
Company’s remaining funding commitment to unconsolidated entities	$22,081	$8,300	$530	$9,621	$40,532
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2018, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	3	13	20
Aggregate loan commitments	$198,500	$381,441	$1,062,138	$1,642,079
Amounts borrowed under loan commitments	$184,834	$217,273	$768,254	$1,170,361
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the six months ended April 30, 2018, our Land Development Joint Ventures sold approximately 449 lots and recognized revenues of $102.8 million. We acquired 55 of these lots for $7.3 million. Our share of the joint venture income from the lots we acquired of $0.9 million was deferred by reducing our basis in those lots. During the six months ended April 30, 2017, our Land Development Joint Ventures sold approximately 509 lots and recognized revenues of $100.8 million. We acquired 162 of these lots for $46.2 million. Our share of the income from the lots we acquired of $7.0 million was deferred by reducing our basis in those lots. The Company recognized other than temporary impairment charges in connection with one Land Development Joint Venture of $2.0 million for the six months ended April 30, 2017. There were no other than temporary impairment charges recognized for the six months ended April 30, 2018.
During the three months ended April 30, 2018, our Land Development Joint Ventures sold approximately 200 lots and recognized revenues of $62.6 million. We acquired 25 of these lots for $4.2 million. Our share of the joint venture income of $0.4 million from the lots we acquired was deferred by reducing our basis in those lots. During the three months ended April 30, 2017, our Land Development Joint Ventures sold approximately 206 lots and recognized revenues of $44.6 million. We acquired 60 of these lots for $21.2 million. Our share of the income of $3.3 million from the lots we acquired was deferred by reducing our basis in those lots. The Company recognized other than temporary impairment charges in connection with one Land Development Joint Venture of $2.0 million for the three months ended April 30, 2017. There were no other than temporary impairment charges recognized for the three months ended April 30, 2018.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City, New York, and Jupiter, Florida. During the six months ended April 30, 2018 and 2017, our Home Building Joint Ventures delivered 54 homes with a sales value of $67.9 million, and 143 homes with a sales value of $370.6 million, respectively. During the three months ended April 30, 2018 and

2017, our Home Building Joint Ventures delivered 26 homes with a sales value of $35.4 million, and 56 homes with a sales value of $153.2 million, respectively.
Rental Property Joint Ventures
As of April 30, 2018, our Rental Property Joint Ventures owned 14 for-rent apartment projects and a hotel, which are located in the metro Boston, Massachusetts to metro Washington, D.C. corridor. At April 30, 2018, our joint ventures had approximately 2,800 units that were occupied or ready for occupancy, 750 units in the lease-up stage, and 1,550 units under active development. In addition, we either own, have under contract, or under a letter of intent approximately 10,300 units, of which 750 units are under active development. We intend to develop these units in joint ventures with unrelated parties in the future.
In the second quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 308-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C. Prior to the formation of this joint venture, we acquired the property and incurred approximately $27.4 million of land and land development costs. Our partner acquired a 50% interest in this entity for $17.8 million, including subsequent reimbursement by our partner for development and construction costs incurred by us prior to the sale. As a result of the sale of 50% of our interest to our partner, we recognized a gain of $1.0 million in the second quarter of fiscal 2018. In addition, due to our continued involvement in the joint venture primarily through guarantees provided on the joint venture’s debt, we deferred $3.8 million of gain from the sale. Concurrent with its formation, the joint venture entered into a $72.7 million construction loan agreement to finance the development of this project. At April 30, 2018, we had an investment of $11.0 million in this joint venture. At April 30, 2018, there were no outstanding borrowings under the construction loan facility.
In the first quarter of fiscal 2018, one of our Rental Property Joint Ventures sold its assets to an unrelated party for $219.0 million. The joint venture had owned, developed, and operated a student housing community in College Park, Maryland. In connection with the sale, the joint venture’s existing $110.0 million loan was repaid. We received cash of $39.3 million and recognized a gain of $30.8 million in the six months ended April 30, 2018, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the first quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 112-unit luxury for-rent residential apartment project in Belmont, Massachusetts. Prior to the formation of this joint venture, we acquired the property and incurred approximately $22.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $11.0 million and we subsequently received cash of $10.8 million from our partner. At January 31, 2018, our partner had the right, if certain events did not occur, to exit the venture and require us to repurchase their interest. Given this contingency, as of January 31, 2018, our investment, net of our partner’s contribution, was recorded in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet. This right of our partner expired in the second quarter of fiscal 2018 and, accordingly, during the second quarter of fiscal 2018, our net investment in this property of $11.3 million was reclassified to “Investments in unconsolidated entities” on our Condensed Consolidated Balance Sheet. In March 2018, the joint venture entered into a $42.4 million construction loan agreement to provide financing for the development of this property. At April 30, 2018, this joint venture had no outstanding borrowings under the construction loan facility. At April 30, 2018, we had an investment of $15.6 million in this joint venture.
In the second quarter of fiscal 2017, we sold 50% of our interest in a Rental Property Joint Venture to an unrelated third party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $112.2 million construction loan with a $133.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $42.9 million and recognized a gain of $20.5 million in the six months and three months ended April 30, 2017 which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At April 30, 2018, we had a 25% interest and a $6.5 million investment in this joint venture.
In the first quarter of fiscal 2017, we sold 50% of our interest in a Rental Property Joint Venture to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $54.1 million construction loan with a $56.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $12.0 million and recognized a gain of $6.2 million in the six months ended April 30, 2017, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At April 30, 2018, we had a 25% interest and a $2.7 million investment in this joint venture.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of April 30, 2018, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.2 million and $0.8 million in the six-month periods ended April 30,

2018 and 2017, respectively. We recognized fees of $0.6 million and $0.4 million in the three-month periods ended April 30, 2018 and 2017, respectively.
Subsequent Event
In May 2018, one of our Rental Property Joint Ventures sold its assets to an unrelated party for $65.5 million. The joint venture had owned, developed, and operated a multifamily rental property located in Westborough, Massachusetts. In connection with the sale, the joint venture’s outstanding loan balance of $30.1 million was repaid and we were released from our guarantees. We received cash of $12.1 million and expect to recognize a gain from the sale of approximately $8.6 million in the third quarter of fiscal 2018.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), are a member in several ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. As of April 30, 2018, we had an investment of $14.2 million in these ventures.
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
We believe that, as of April 30, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2018, certain unconsolidated entities have loan commitments aggregating $1.19 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $301.4 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2018, the unconsolidated entities had borrowed an aggregate of $721.8 million, of which we estimate $228.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 4 months to 47 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of April 30, 2018, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.5 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At April 30, 2018 and October 31, 2017, we determined that eight of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” However, we have concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
At April 30, 2018 and October 31, 2017, our investments in the unconsolidated entities deemed to be VIEs, which are included in “Investments in unconsolidated entities” in the accompanying Condensed Consolidated Balance Sheets, totaled $34.2 million and $35.9 million, respectively. At April 30, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.2 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $67.1 million was borrowed at April 30, 2018. At October 31, 2017, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.5 million of additional commitments to the VIEs. At October 31, 2017, $70.0 million of our potential exposure for these loan guarantees was related to repayment and carry cost guarantees, of which $61.3 million was borrowed at October 31, 2017.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	April 30, 2018	October 31, 2017
Cash and cash equivalents	$117,419	$153,828
Inventory	1,064,578	1,148,209
Loans receivable, net	13,605	22,495
Rental properties	837,381	970,497
Rental properties under development	322,958	190,541
Real estate owned	34,329	53,902
Other assets	156,690	156,618
Total assets	$2,546,960	$2,696,090
Debt, net of deferred financing costs	$1,156,927	$1,199,583
Other liabilities	156,538	135,292
Members’ equity	1,201,558	1,332,285
Noncontrolling interest	31,937	28,930
Total liabilities and equity	$2,546,960	$2,696,090
Company’s net investment in unconsolidated entities (1)	$456,762	$481,758

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

Condensed Statements of Operations:

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Revenues	$276,284	$500,727	$82,663	$205,024
Cost of revenues	209,410	290,894	60,660	125,188
Other expenses	44,584	39,722	20,297	18,588
Total expenses	253,994	330,616	80,957	143,776
Gain on disposition of loans and real estate owned	26,480	31,639	11,809	22,753
Income from operations	48,770	201,750	13,515	84,001
Other income	80,866	9,497	1,502	6,912
Income before income taxes	129,636	211,247	15,017	90,913
Income tax provision	349	6,314	151	2,487
Net income including earnings from noncontrolling interests	129,287	204,933	14,866	88,426
Less: income attributable to noncontrolling interest	(11,937)	(13,089)	(5,855)	(11,009)
Net income attributable to controlling interest	$117,350	$191,844	$9,011	$77,417
Company’s equity in earnings of unconsolidated entities (2)	$41,444	$92,349	$2,564	$45,904

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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2018 and October 31, 2017, consisted of the following (amounts in thousands):

	April 30, 2018	October 31, 2017
Expected recoveries from insurance carriers and others	$147,911	$153,774
Improvement cost receivable	100,490	99,311
Escrow cash held by our captive title company	37,847	45,923
Properties held for rental apartment development	208,838	146,288
Prepaid expenses	20,375	23,223
Other	84,294	73,698
	$599,755	$542,217
See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2018 and October 31, 2017, loans payable consisted of the following (amounts in thousands):

	April 30, 2018	October 31, 2017
Senior unsecured term loan	$500,000	$500,000
Loans payable – other	150,806	139,116
Deferred issuance costs	(1,507)	(1,700)
	$649,299	$637,416

Senior Unsecured Term Loan
We have a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Facility, as amended, matures in August 2021. At April 30, 2018, the interest rate on borrowings was 3.30% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below.
Credit Facility
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at April 30, 2018, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.45 billion. Under the terms of the Credit Facility, at April 30, 2018, our leverage ratio was approximately 0.72 to 1.00, and our tangible net worth was approximately $4.44 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.45 billion as of April 30, 2018.
At April 30, 2018, we had no outstanding borrowings under the Credit Facility and had approximately $146.4 million of outstanding letters of credit that were issued under the Credit Facility. At April 30, 2018, the interest rate on borrowings under the Credit Facility would have been 3.41% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2018, the weighted-average interest rate on “Loans payable – other” was 4.15% per annum.
Senior Notes
At April 30, 2018, we had eight issues of senior notes outstanding with an aggregate principal amount of $2.87 billion. In January 2018, the Company issued $400.0 million principal amount of 4.350% Senior Notes due 2028. The Company received $396.4 million of net proceeds from the issuance of these senior notes. In March 2017, the Company issued $300.0 million principal amount of 4.875% Senior Notes due 2027 (“4.875% Senior Notes”). The Company received $297.2 million of net proceeds from the issuance of these senior notes. In June 2017, we issued an additional $150.0 million principal amount of the previously established 4.875% Senior Notes at a premium to par value plus accrued interest. We received $156.4 million of net proceeds from the issuance of these additional notes.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a syndicate of banks to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2017, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. Prior to this amendment, the Warehousing Agreement provided for loan purchases up to $100.0 million. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 6, 2018, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At April 30, 2018, the interest rate on the Warehousing Agreement, as amended, was 3.81% per annum.

6. Accrued Expenses
Accrued expenses at April 30, 2018 and October 31, 2017 consisted of the following (amounts in thousands):

	April 30, 2018	October 31, 2017
Land, land development, and construction	$160,174	$146,168
Compensation and employee benefits	127,826	149,145
Escrow liability	36,897	45,209
Self-insurance	169,395	149,303
Warranty	297,343	329,278
Deferred income	37,633	42,798
Interest	40,318	36,035
Commitments to unconsolidated entities	9,025	8,870
Other	57,803	52,547
	$936,414	$959,353
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
Based on our review performed as of April 30, 2018, we determined that no adjustments to our previously recorded estimated costs were necessary. Our estimates are predicated on several assumptions for which there is uncertainty including assumptions about, but not limited to, the number of homes to be repaired, the extent of repairs needed, the cost of those repairs, outcomes of pending litigations, arbitrations, and investigations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs and recoveries could differ from those recorded, such differences could be material, and therefore, we are unable to estimate the range of any such differences. As of April 30, 2018 and 2017, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which remains unchanged from the amounts recorded as of October 31, 2017 and 2016. As of April 30, 2018, we recorded an aggregate of $152.6 million of estimated recoveries from our insurance carriers and suppliers for these claims, which also remains unchanged from the amounts recorded as of October 31, 2017 and 2016.
Our recorded remaining estimated repair costs related to water intrusion were approximately $220.4 million as of April 30, 2018 and $251.8 million as of October 31, 2017. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $105.5 million as of April 30, 2018 and $119.7 million as of October 31, 2017.
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Balance, beginning of period	$329,278	$370,992	$311,450	$364,058
Additions – homes closed during the period	14,687	12,701	8,462	7,597
Addition – liabilities acquired in a business acquisition		1,111
Increase in accruals for homes closed in prior years	3,154	3,188	1,211	1,494
Reclassification from other accruals		1,082		350
Charges incurred	(49,776)	(33,140)	(23,780)	(17,565)
Balance, end of period	$297,343	$355,934	$297,343	$355,934

7. Income Taxes
We recorded income tax provisions of $40.4 million and $113.9 million for the six months ended April 30, 2018 and 2017, respectively. The effective tax rate was 14.2% for the six months ended April 30, 2018, compared to 36.9% for the six months ended April 30, 2017. For the three months ended April 30, 2018 and 2017, we recorded income tax provisions of $40.9 million and $74.6 million, respectively. The effective tax rate for the three months ended April 30, 2018 was 26.8%, compared to 37.4% for the three months ended April 30, 2017. The income tax provision for the six months and three months ended April 30, 2018 reflects the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. The income tax provision for the six months ended April 30, 2018 also reflects excess tax benefit related to stock-based compensation resulting from the adoption of ASU 2016-09; excess tax benefits are now reflected as a component of income taxes. The income tax provisions for all periods included a provision for state income taxes; interest accrued on anticipated tax assessments; tax benefits related to the utilization of domestic production activities deductions; and other permanent differences.
The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for our fiscal year ending October 31, 2018 will be 23.3%. Thereafter, the applicable statutory rate will be 21%. ASC 740, “Income Taxes” (“ASC 740”) requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate applied to earnings for the six months and three months ended April 30, 2018 from 35% to 23.3%. In addition, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $31.2 million in the six months ended April 30, 2018. Since the Tax Act includes many broad and complex changes to the U.S. tax code, we continue to analyze the impact of the provisions of the Tax Act on our financial statements and disclosures.
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
In connection with our initial analysis of the impact of the Tax Act on the three months ended January 31, 2018, and in accordance with SAB 118, we recorded a provisional net tax benefit of $31.2 million related to the re-measurement of our net deferred tax liability based on the rates at which our deferred tax balances are expected to reverse in the future. As of April 30, 2018, no changes were made to the provisional net tax benefit. However, we are still analyzing certain aspects of the Tax Act including the impact of the Tax Act on our deferred tax assets and liabilities, including the estimate of the reversal of existing deferred tax assets and deferred tax liabilities at varying statutory rates and an estimate of the impact of the grandfathering provisions related to performance based executive compensation. The final impact of the Tax Act may differ significantly from this provisional amount, due to, among other things, changes in interpretations and assumptions made by us as a result of additional information and additional guidance that may be issued by the U.S. Department of the Treasury or any other relevant governing body. Any change to the provisional amount would be reflected as a discrete benefit or expense in the quarter that the adjustment is identified.
We currently operate in 20 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. We estimate our rate for the full fiscal year 2018 for state income taxes will be approximately 7.1%. Our state income tax rate for the full fiscal year 2017 was 6.5%.
At April 30, 2018, we had $17.3 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Total stock-based compensation expense recognized	$15,347	$15,585	$6,458	$6,256
Income tax benefit recognized	$4,359	$6,094	$1,843	$2,441
At April 30, 2018 and October 31, 2017, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $34.3 million and $24.2 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Number of shares purchased (in thousands)	6,221	563	1,794	5
Average price per share	$46.86	$27.41	$45.44	$35.57
Remaining authorization at April 30 (in thousands)	16,876	15,276	16,876	15,276
Approximately 3.1 million shares purchased in the six months ended April 30, 2018 were acquired under the previous share repurchase program.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the six months ended April 30, 2018 and 2017, we declared and paid dividends of $0.19 and $0.08 per share, respectively. During the three months ended April 30, 2018 and 2017, we declared and paid dividends of $0.11 and $0.08 per share, respectively.

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Numerator:
Net income as reported	$243,917	$195,054	$111,810	$124,638
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit (a)		769		385
Numerator for diluted earnings per share	$243,917	$195,823	$111,810	$125,023

Denominator:
Basic weighted-average shares	154,306	163,040	152,731	163,492
Common stock equivalents (b)	2,707	2,011	2,398	2,051
Shares attributable to 0.5% Exchangeable Senior Notes (a)		5,859		5,860
Diluted weighted-average shares	157,013	170,910	155,129	171,403

Other information:
Weighted-average number of antidilutive options and restricted stock units (c)	823	3,535	278	1,865
Shares issued under stock incentive and employee stock purchase plans	880	1,974	57	694

(a)	On September 15, 2017, we redeemed these notes for cash.

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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2018	October 31, 2017
Mortgage Loans Held for Sale	Level 2	$111,811	$132,922
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$1,570	$861
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(6,092)	$(1,293)
Forward Loan Commitments — IRLCs	Level 2	$6,092	$1,293
At April 30, 2018 and October 31, 2017, the carrying value of cash and cash equivalents and restricted cash and investments approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess / (Deficiency)
At April 30, 2018	$112,213	$111,811	$(402)
At October 31, 2017	$131,861	$132,922	$1,061
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%

Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%
April 30	827 - 856	6 - 11	16.3%
July 31	465 - 754	3 - 10	16.5% - 19.5%
October 31	467 - 540	12 - 30	16.4%
The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30 (1)	65	4	$21,811	13,325
				$17,061
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795

(1)	Includes $12.0 million of impairments from one community located in our North segment.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2018		October 31, 2017
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$650,806	$651,929	$639,116	$639,088
Senior notes (b)	Level 1	2,869,876	2,877,967	2,469,876	2,626,131
Mortgage company loan facility (c)	Level 2	103,550	103,550	120,145	120,145
		$3,624,232	$3,633,446	$3,229,137	$3,385,364

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Interest income	$3,292	$1,930	$1,212	$989
Income from ancillary businesses	7,456	9,716	4,873	7,481
Management fee income from home building unconsolidated entities, net	7,425	7,971	4,354	3,682
Retained customer deposits	4,155	3,054	3,071	1,308
Income from land and other sales	3,287	5,086	2,587	1,527
Other	(824)	(1,068)	(303)	(1,001)
Total other income – net	$24,791	$26,689	$15,794	$13,986
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and home building operations. In addition, in the six-month periods ended April 30, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $4.0 million and $2.8 million, respectively. In the three-month periods ended April 30, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $1.7 million and $1.3 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses includes our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Revenues	$65,234	$61,294	$33,911	$32,414
Expenses	$57,778	$51,578	$29,038	$24,933
The table below provides, for the periods indicated, revenues and expenses recognized from land and other sales (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Revenues	$45,186	$146,837	$38,218	$2,123
Expenses	(38,065)	(146,205)	(31,797)	(1,932)
Deferred gain on land sale to joint venture	(3,834)		(3,834)
Deferred gain recognized		4,454		1,336
Income from land and other sales	$3,287	$5,086	$2,587	$1,527

Land sale revenues for the six months and three months ended April 30, 2018 include $28.8 million related to in substance real estate sale transactions which resulted in two Rental Property Joint Ventures in which we have a 50% interest in each. On one of these transactions, we recognized a gain of $1.0 million in the second quarter of fiscal 2018. In addition, due to our continued involvement in the joint venture primarily through guarantees provided on the joint venture’s debt, we deferred $3.8 million of gain from the sale. We expect to recognize this deferred gain as the related guarantees expire.
Land sale revenues for the six months ended April 30, 2017 include $143.3 million related to an in substance real estate sale transaction which resulted in a new Home Building Joint Venture in which we have a 20% interest. No gain or loss was realized on the sale. The deferred gains recognized in the fiscal 2017 periods relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers which is included in deferred gains recognized above. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. See Note 6, “Accrued Expenses” for additional information regarding these warranty charges. In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after 2005 and requested that we voluntarily produce documents and information. The Company will produce documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of these matters.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2018	October 31, 2017
Aggregate purchase commitments:
Unrelated parties	$2,443,177	$1,986,276
Unconsolidated entities that the Company has investments in	234,893	248,801
Total	$2,678,070	$2,235,077

Deposits against aggregate purchase commitments	$175,234	$97,706
Credits to be received from unconsolidated entities	123,985	134,630
Additional cash required to acquire land	2,378,851	2,002,741
Total	$2,678,070	$2,235,077
Amount of additional cash required to acquire land included in accrued expenses	$3,028	$4,329
In addition, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2018, we also had purchase commitments to acquire land for apartment developments of approximately $214.0 million, of which we had outstanding deposits in the amount of $9.3 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

Investments in Unconsolidated Entities
At April 30, 2018, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2018, we had outstanding surety bonds amounting to $735.8 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $363.3 million of work remains on these improvements. We have an additional $178.3 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2018, we had outstanding letters of credit of $146.4 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2018, we had agreements of sale outstanding to deliver 7,030 homes with an aggregate sales value of $6.36 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2018	October 31, 2017
Aggregate mortgage loan commitments:
IRLCs	$609,389	$350,740
Non-IRLCs	1,449,031	1,146,872
Total	$2,058,420	$1,497,612
Investor commitments to purchase:
IRLCs	$609,389	$350,740
Mortgage loans held for sale	106,980	125,710
Total	$716,369	$476,450
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, and Washington
California:    California
In addition, in the first quarter of fiscal 2018, we acquired our first parcel of land in Salt Lake City, Utah. Once operations commence, Utah will be included in our West segment.

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Revenues:
Traditional Home Building:
North	$360,494	$334,983	$226,214	$189,345
Mid-Atlantic	461,865	410,542	254,907	226,491
South	412,206	337,307	240,714	195,111
West	607,421	513,835	349,388	302,702
California	725,446	593,079	438,342	373,303
Traditional Home Building	2,567,432	2,189,746	1,509,565	1,286,952
City Living	207,235	94,496	89,634	76,560
Total	$2,774,667	$2,284,242	$1,599,199	$1,363,512

Income (loss) before income taxes:
Traditional Home Building:
North	$2,036	$20,606	$1,657	$10,513
Mid-Atlantic	34,344	33,543	20,444	21,911
South	39,278	33,930	27,130	20,819
West	78,653	67,822	48,049	42,325
California	146,518	126,529	85,661	83,336
Traditional Home Building	300,829	282,430	182,941	178,904
City Living	46,649	85,032	16,685	41,930
Corporate and other	(63,132)	(58,472)	(46,878)	(21,625)
Total	$284,346	$308,990	$152,748	$199,209
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2018	October 31, 2017
Traditional Home Building:
North	$1,085,200	$1,074,969
Mid-Atlantic	1,185,334	1,121,013
South	1,291,941	1,184,956
West	1,423,300	1,275,298
California	2,983,624	2,630,041
Traditional Home Building	7,969,399	7,286,277
City Living	555,876	647,174
Corporate and other	1,318,451	1,511,774
Total	$9,843,726	$9,445,225
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash and investments, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2018	2017
Cash flow information:
Interest paid, net of amount capitalized	$5,878	$7,659
Income tax payments	$90,352	$83,666
Income tax refunds	$322	$925
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$46,575	$26,232
Financed portion of land sale		$625
Reduction in inventory for our share of earnings in land purchased from unconsolidated entities and allocation of basis difference	$861	$7,094
Rental property acquired by capital land lease		$7,167
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital		$5,068
Transfer of other assets to inventory	$21,189
Transfer of inventory to investment in unconsolidated entities		$36,256
Transfer of other assets to investment in unconsolidated entities	$21,546
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities	$5,995
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(378)	$1,951
Acquisition of a Business:
Fair value of assets purchased		$90,560
Liabilities assumed		$5,377
Cash paid		$85,183

16. Supplemental Guarantor Information
At April 30, 2018, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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
As of October 31, 2017, one of our 100%-owned subsidiaries was released from its guarantee obligation on these Senior Notes. The Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and of Cash Flows for the six months and three months ended April 30, 2017 presented below has been retroactively restated to reflect this subsidiary as a Nonguarantor Subsidiary.
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

Condensed Consolidating Balance Sheet at April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	284,320	190,793	—	475,113
Restricted cash and investments			281	880		1,161
Inventory			7,694,392	177,177		7,871,569
Property, construction and office equipment, net			161,885	23,791		185,676
Receivables, prepaid expenses and other assets			321,212	390,340	(111,797)	599,755
Mortgage loans held for sale				111,811		111,811
Customer deposits held in escrow			127,822	7,250		135,072
Investments in unconsolidated entities			47,223	409,539		456,762
Investments in and advances to consolidated entities	4,487,504	2,916,816	155,315	127,177	(7,686,812)	—
Deferred tax assets, net of valuation allowances	6,807					6,807
	4,494,311	2,916,816	8,792,450	1,438,758	(7,798,609)	9,843,726
LIABILITIES AND EQUITY
Liabilities
Loans payable			649,299			649,299
Senior notes		2,860,290				2,860,290
Mortgage company loan facility				103,550		103,550
Customer deposits			455,002	14,584		469,586
Accounts payable			322,704	1,901		324,605
Accrued expenses	222	38,685	558,264	457,801	(118,558)	936,414
Advances from consolidated entities			1,705,147	602,297	(2,307,444)	—
Income taxes payable	13,386					13,386
Total liabilities	13,608	2,898,975	3,690,416	1,180,133	(2,426,002)	5,357,130
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	715,949	49,400		93,734	(143,134)	715,949
Retained earnings (deficit)	4,690,272	(31,559)	5,101,986	155,992	(5,226,419)	4,690,272
Treasury stock, at cost	(925,317)					(925,317)
Accumulated other comprehensive loss	(1,980)					(1,980)
Total stockholders’ equity	4,480,703	17,841	5,102,034	252,732	(5,372,607)	4,480,703
Noncontrolling interest				5,893		5,893
Total equity	4,480,703	17,841	5,102,034	258,625	(5,372,607)	4,486,596
	4,494,311	2,916,816	8,792,450	1,438,758	(7,798,609)	9,843,726

Condensed Consolidating Balance Sheet at October 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	533,204	179,625	—	712,829
Restricted cash and investments			1,500	982		2,482
Inventory			7,017,331	264,122		7,281,453
Property, construction and office equipment, net			165,464	24,083		189,547
Receivables, prepaid expenses and other assets			319,592	296,699	(74,074)	542,217
Mortgage loans held for sale				132,922		132,922
Customer deposits held in escrow			96,956	5,061		102,017
Investments in unconsolidated entities			66,897	414,861		481,758
Investments in and advances to consolidated entities	4,589,228	2,514,649	91,740	126,799	(7,322,416)	—
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable			637,416			637,416
Senior notes		2,462,463				2,462,463
Mortgage company loan facility				120,145		120,145
Customer deposits			377,083	18,943		396,026
Accounts payable			271,617	3,606		275,223
Accrued expenses	141	34,345	563,577	440,631	(79,341)	959,353
Advances from consolidated entities			1,584,957	659,904	(2,244,861)	—
Income taxes payable	57,893			(384)		57,509
Total liabilities	58,034	2,496,808	3,434,650	1,242,845	(2,324,202)	4,908,135
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	720,115	49,400		93,734	(143,134)	720,115
Retained earnings (deficit)	4,474,064	(31,559)	4,857,986	99,673	(4,926,100)	4,474,064
Treasury stock, at cost	(662,854)					(662,854)
Accumulated other comprehensive loss	(1,910)					(1,910)
Total stockholders’ equity	4,531,194	17,841	4,858,034	196,413	(5,072,288)	4,531,194
Noncontrolling interest				5,896		5,896
Total equity	4,531,194	17,841	4,858,034	202,309	(5,072,288)	4,537,090
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,627,343	237,658	(90,334)	2,774,667
Cost of revenues			2,093,152	171,743	(32,258)	2,232,637
Selling, general and administrative	32	1,627	333,128	40,334	(51,202)	323,919
	32	1,627	2,426,280	212,077	(83,460)	2,556,556
Income (loss) from operations	(32)	(1,627)	201,063	25,581	(6,874)	218,111
Other:
Income from unconsolidated entities			6,733	34,711		41,444
Other income – net			12,683	4,066	8,042	24,791
Intercompany interest income		69,203	389	2,081	(71,673)	—
Interest expense		(67,576)	(2,081)	(786)	70,443	—
Income from subsidiaries	284,378		65,653		(350,031)	—
Income before income taxes	284,346	—	284,440	65,653	(350,093)	284,346
Income tax provision	40,429		40,442	9,335	(49,777)	40,429
Net income	243,917	—	243,998	56,318	(300,316)	243,917
Other comprehensive income	341					341
Total comprehensive income	244,258	—	243,998	56,318	(300,316)	244,258

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the six months ended April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,239,917	129,698	(85,373)	2,284,242
Cost of revenues			1,767,348	79,634	(36,539)	1,810,443
Selling, general and administrative	24	1,965	297,218	35,178	(50,538)	283,847
	24	1,965	2,064,566	114,812	(87,077)	2,094,290
Income (loss) from operations	(24)	(1,965)	175,351	14,886	1,704	189,952
Other:
Income from unconsolidated entities			8,478	83,871		92,349
Other income – net	4,682		11,142	8,809	2,056	26,689
Intercompany interest income		75,053		2,146	(77,199)	—
Interest expense		(77,745)		(954)	78,699	—
Income from subsidiaries	304,332		104,102		(408,434)	—
Income (loss) before income taxes	308,990	(4,657)	299,073	108,758	(403,174)	308,990
Income tax provision (benefit)	113,936	(1,717)	110,268	40,099	(148,650)	113,936
Net income (loss)	195,054	(2,940)	188,805	68,659	(254,524)	195,054
Other comprehensive income	337					337
Total comprehensive income (loss)	195,391	(2,940)	188,805	68,659	(254,524)	195,391

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,511,989	133,544	(46,334)	1,599,199
Cost of revenues			1,218,344	94,256	(14,443)	1,298,157
Selling, general and administrative	14	787	171,049	20,161	(25,359)	166,652
	14	787	1,389,393	114,417	(39,802)	1,464,809
Income (loss) from operations	(14)	(787)	122,596	19,127	(6,532)	134,390
Other:
Income from unconsolidated entities			1,601	963		2,564
Other income – net			6,798	3,022	5,974	15,794
Intercompany interest income		36,508	389	1,058	(37,955)	—
Interest expense		(35,721)	(1,058)	(418)	37,197	—
Income from subsidiaries	152,762		23,752		(176,514)	—
Income before income taxes	152,748	—	154,078	23,752	(177,830)	152,748
Income tax provision (benefit)	40,938		52,971	(2,527)	(50,444)	40,938
Net income	111,810	—	101,107	26,279	(127,386)	111,810
Other comprehensive income	170					170
Total comprehensive income	111,980	—	101,107	26,279	(127,386)	111,980

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,324,094	84,002	(44,584)	1,363,512
Cost of revenues			1,043,091	50,163	(15,813)	1,077,441
Selling, general and administrative	24	997	153,337	18,230	(25,836)	146,752
	24	997	1,196,428	68,393	(41,649)	1,224,193
Income (loss) from operations	(24)	(997)	127,666	15,609	(2,935)	139,319
Other:
Income from unconsolidated entities			3,334	42,570		45,904
Other income – net	2,289		3,891	4,309	3,497	13,986
Intercompany interest income		38,557		2,146	(40,703)	—
Interest expense		(39,850)		(291)	40,141	—
Income from subsidiaries	196,944		62,054		(258,998)	—
Income (loss) before income taxes	199,209	(2,290)	196,945	64,343	(258,998)	199,209
Income tax provision (benefit)	74,571	(868)	73,647	24,173	(96,952)	74,571
Net income (loss)	124,638	(1,422)	123,298	40,170	(162,046)	124,638
Other comprehensive income	168					168
Total comprehensive income (loss)	124,806	(1,422)	123,298	40,170	(162,046)	124,806

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(34,719)	5,576	(355,917)	61,174	(1,061)	(324,947)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(6,660)	159		(6,501)
Investments in unconsolidated entities			(1,393)	(9,407)		(10,800)
Return of investments in unconsolidated entities			23,421	30,894		54,315
Investment in foreclosed real estate and distressed loans				(195)		(195)
Return of investments in foreclosed real estate and distressed loans				3,122		3,122
Intercompany advances	346,154	(402,166)			56,012	—
Net cash provided by (used in) investing activities	346,154	(402,166)	15,368	24,573	56,012	39,941
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Debt issuance costs for senior notes		(3,410)				(3,410)
Proceeds from loans payable			450,000	788,283		1,238,283
Principal payments of loans payable			(471,270)	(804,878)		(1,276,148)
Proceeds from stock-based benefit plans	9,133					9,133
Purchase of treasury stock	(291,478)					(291,478)
Dividends paid	(29,090)					(29,090)
Intercompany advances			112,935	(57,984)	(54,951)	—
Net cash provided by (used in) financing activities	(311,435)	396,590	91,665	(74,579)	(54,951)	47,290
Net (decrease) increase in cash and cash equivalents	—	—	(248,884)	11,168	—	(237,716)
Cash and cash equivalents, beginning of period	—	—	533,204	179,625	—	712,829
Cash and cash equivalents, end of period	—	—	284,320	190,793	—	475,113

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	54,209	6,729	(86,868)	280,465	(11,475)	243,060
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(12,043)	334		(11,709)
Sale and redemption of marketable securities and restricted investments — net	10,631			7,418		18,049
Investments in unconsolidated entities			(1,969)	(111,546)		(113,515)
Return of investments in unconsolidated entities			29,566	68,521		98,087
Investment in foreclosed real estate and distressed loans				(513)		(513)
Return of investments in foreclosed real estate and distressed loans				4,376		4,376
Acquisition of a business			(85,183)			(85,183)
Investment paid - intercompany			(45,000)		45,000	—
Intercompany advances	(76,995)	(303,899)			380,894	—
Net cash used in investing activities	(66,364)	(303,899)	(114,629)	(31,410)	425,894	(90,408)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		300,000				300,000
Debt issuance costs for senior notes		(2,830)				(2,830)
Proceeds from loans payable			125,000	644,454		769,454
Principal payments of loans payable			(380,555)	(793,325)		(1,173,880)
Proceeds from stock-based benefit plans	40,628					40,628
Purchase of treasury stock	(15,422)					(15,422)
Dividends paid	(13,051)					(13,051)
Investment received - intercompany				45,000	(45,000)	—
Intercompany advances			475,693	(106,274)	(369,419)	—
Net cash (used in) provided by financing activities	12,155	297,170	220,138	(210,145)	(414,419)	(95,101)
Net increase in cash and cash equivalents	—	—	18,641	38,910	—	57,551
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	602,081	89,185	—	691,266

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
OVERVIEW
Financial and Operational Highlights
In the six-month period ended April 30, 2018, we recognized $2.77 billion of revenues and net income of $243.9 million, as compared to $2.28 billion of revenues and net income of $195.1 million in the six-month period ended April 30, 2017. In the three-month period ended April 30, 2018, we recognized $1.60 billion of revenues and net income of $111.8 million, as compared to $1.36 billion of revenues and net income of $124.6 million in the three-month period ended April 30, 2017.
In the six-month periods ended April 30, 2018 and 2017, the value of net contracts signed was $4.07 billion (4,488 homes) and $3.26 billion (4,033 homes), respectively. In the three-month periods ended April 30, 2018 and April 30, 2017, the value of net contracts signed was $2.38 billion (2,666 homes) and $2.02 billion (2,511 homes).
The value of our backlog at April 30, 2018 was $6.36 billion (7,030 homes), as compared to our backlog at April 30, 2017 of $5.00 billion (6,018 homes). Our backlog at October 31, 2017 was $5.06 billion (5,851 homes), as compared to backlog of $3.98 billion (4,685 homes) at October 31, 2016.
At April 30, 2018, we had $475.1 million of cash and cash equivalents on hand and approximately $1.15 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At April 30, 2018, we had no outstanding borrowings under the Credit Facility. We did have approximately $146.4 million of outstanding letters of credit under the Credit Facility.
At April 30, 2018, we owned or controlled through options approximately 51,000 home sites, as compared to approximately 48,300 at October 31, 2017; and approximately 48,800 at October 31, 2016. Of the approximately 51,000 total home sites that we owned or controlled through options at April 30, 2018, we owned approximately 32,000 and controlled approximately 19,000 through options. Of the 32,000 home sites owned, approximately 17,000 were substantially improved. In addition, at April 30, 2018, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At April 30, 2018, we were selling from 283 communities, compared to 305 at October 31, 2017; and 310 at October 31, 2016.
At April 30, 2018, our total stockholders’ equity and our debt to total capitalization ratio were $4.48 billion and 0.45 to 1.00, respectively.
Our Business Environment and Current Outlook
We believe that solid and improving demand for homes, the limited supply of resale and new homes, and the financial strength of our affluent buyers, coupled with our solid land positions and the capital to expand, are driving our growth. Our buyers are further benefiting from a solid employment picture, strong consumer confidence, a robust stock market, and increasing equity in their existing homes. We believe that gradually rising interest rates tied to a strengthening economy will not upset demand. In the six months ended April 30, 2018, the value and number of net signed contracts increased 24.9% and 11.3%, respectively, as compared to the six months ended April 30, 2017; and increased 49.1% and 38.4%, respectively, as compared to the six months ended April 30, 2016.
We believe we are also benefiting from the appeal and national recognition of our brand and a lack of large scale competition in the affordable end of the luxury new home market. Our home designs and customization program differentiate us within our segment of the luxury home market. The breadth of products we offer enables us to appeal to a wide range of demographic groups, including affluent move-up, empty-nester and millennial buyers, which we believe is also fueling demand for our homes. We believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future as the housing recovery strengthens.
The supply of new and existing homes continues to trail the growth in population and households. We believe that in certain markets, the new home market has significant pent-up demand. We believe that, as the national economy continues to improve and as the millennial generation comes of age, pent-up demand for homes will continue to be released. We expect that this increase in demand will drive production of new homes to address the existing deficit in housing supply compared to projected household growth.
Other
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the taxation of employee compensation and benefits. These changes include: (i) reducing the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (ii) eliminating the corporate alternative minimum tax (“AMT”); (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (iv) repeal of the domestic production activities deduction for tax years beginning after December 31, 2017; and (v) establishing new limits on the federal tax deductions individual taxpayers may take as a result of mortgage loan interest payments, and state and local tax payments, including real estate taxes.
As required under accounting rules, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $31.2 million in the six months ended April 30, 2018. Since the Tax Act includes many broad and complex changes to the U.S. tax code, we continue to analyze the impact the provisions of the Tax Act may have on our financial statements. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
Defective I-Joists
In early July 2017, one of our lumber suppliers publicly announced a floor joist recall. We believe that these floor joists were present in approximately 350 of our homes that had been built or were under construction in our North and West geographic segments. Of the approximately 350 affected homes, eight of them had already been delivered to home buyers at the time the joist recall was announced. After the joist recall was announced, 39 home buyers canceled their contracts and 20 home buyers transferred their contracts to another home site. The supplier has or will reimburse us for the costs associated with the remediation of the defective floor joists. This remediation has been completed for all affected homes. At April 30, 2018, there were approximately 57 affected homes in backlog and another 46 were not yet sold. We began delivering these homes in the first quarter of fiscal 2018 and expect to deliver the remaining homes in backlog by the end of fiscal 2018. We do not believe the resolution of this issue will be material to our results of operations, liquidity, or financial condition.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the six months and three months ended April 30, 2018 and 2017 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Six months ended April 30,			Three months ended April 30,
	2018	2017	% Change	2018	2017	% Change
Revenues	$2,774.7	$2,284.2	21%	$1,599.2	$1,363.5	17%
Cost of revenues	2,232.6	1,810.4	23%	1,298.2	1,077.4	20%
Selling, general and administrative	323.9	283.8	14%	166.7	146.8	14%
	2,556.6	2,094.3	22%	1,464.8	1,224.2	20%
Income from operations	218.1	190.0	15%	134.4	139.3	(4)%
Other
Income from unconsolidated entities	41.4	92.3	(55)%	2.6	45.9	(94)%
Other income – net	24.8	26.7	(7)%	15.8	14.0	13%
Income before income taxes	284.3	309.0	(8)%	152.7	199.2	(23)%
Income tax provision	40.4	113.9	(65)%	40.9	74.6	(45)%
Net income	$243.9	$195.1	25%	$111.8	$124.6	(10)%

Supplemental information:
Cost of revenues as a percentage of revenues	80.5%	79.3%		81.2%	79.0%
SG&A as a percentage of revenues	11.7%	12.4%		10.4%	10.8%
Effective tax rate	14.2%	36.9%		26.8%	37.4%

Deliveries – units	3,309	2,828	17%	1,886	1,638	15%
Deliveries – average delivered price *	$838.5	$807.7	4%	$847.9	$832.4	2%

Net contracts signed – value	$4,073.6	$3,262.3	25%	$2,383.2	$2,019.3	18%
Net contracts signed – units	4,488	4,033	11%	2,666	2,511	6%
Net contracts signed – average selling price *	$907.7	$808.9	12%	$893.9	$804.2	11%

	April 30, 2018	April 30, 2017	% Change	October 31, 2017	October 31, 2016	% Change
Backlog – value	$6,360.4	$5,000.9	27%	$5,061.5	$3,984.1	27%
Backlog – units	7,030	6,018	17%	5,851	4,685	25%
Backlog – average selling price *	$904.8	$831.0	9%	$865.1	$850.4	2%
* $ amounts in thousands.
Note: Due to rounding, amounts may not add.
Revenues and Cost of Revenues
The increase in revenues for the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, was attributable to a 17% increase in the number of homes delivered primarily due to higher backlog at October 31, 2017, as compared to October 31, 2016, and a 4% increase in the average price of the homes delivered. The increase in the average delivered home price was mainly due to an increase in the number of homes delivered in California and City Living where home prices are higher, and, in California where there was a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period. These increases were partially offset by an increase in deliveries of lower priced attached and age-targeted products primarily in our North segment and an increase in deliveries in Idaho, where average delivered home prices are lower than the Company average, in the fiscal 2018 period, as compared to the fiscal 2017 period. The increase in cost of revenues, as a percentage of revenues, in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, was principally due to higher inventory impairment charges, higher material and labor costs, and a higher number of closings in attached home communities (including active-adult), primarily in our North segment where margins are lower than our Company average. These increases were offset, in part, by an increase in revenues generated in California and City Living, where cost of revenues, as a percentage of revenues, are lower than the Company average, and lower interest expense in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. In the six months ended April 30, 2018 and 2017 periods, interest expense as a percentage of revenues was 2.8% and 3.0%, respectively, and we recognized inventory impairments and write-offs of $17.7 million and $8.9 million, respectively.
The increase in revenues for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, was attributable to a 15% increase in the number of homes delivered primarily due to higher backlog at October 31, 2017, as compared to October 31, 2016, and a 2% increase in the average price of the homes delivered. The increase in the average delivered home price was primarily due to an increase in the number of homes delivered in California where home prices are higher and a shift in the number of homes delivered to more expensive areas and/or products in California and City Living in the fiscal 2018 period, as compared to the fiscal 2017 period. These increases were partially offset by an increase in deliveries of lower priced attached home communities (including active-adult) primarily in our North segment and a shift in the number of homes delivered to less expensive areas and/or products in our West segment including an increase in deliveries in Idaho where average delivered home prices are lower than the Company average, in the fiscal 2018 period, as compared to the fiscal 2017 period. The increase in cost of revenues, as a percentage of revenues, in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, was principally due to higher inventory impairment charges, higher material and labor costs, and a higher number of closings in attached home communities (including active-adult), primarily in our North segment where margins are lower than our Company average. These increases were offset, in part, by an increase in revenues generated in California and City Living, where cost of revenues, as a percentage of revenues, are lower than the Company average, and lower interest expense in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. In the three months ended April 30, 2018 and 2017, interest expense as a percentage of revenues was 2.8% and 3.0%, and we recognized inventory impairments and write-offs of $13.8 million and $4.3 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $40.1 million in the six-month period ended April 30, 2018, as compared to the six-month period ended April 30, 2017. As a percentage of revenues, SG&A was 11.7% and 12.4% in the fiscal 2018 period and the fiscal 2017 period, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased insurance costs due to increased revenues. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the overall increase in our business in the fiscal 2018 period, as compared to the fiscal 2017 period. The decrease in SG&A as a percentage of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was due to SG&A spending increasing 14% while revenues increased 21% from the fiscal 2017 period.
SG&A spending increased by $19.9 million in the three-month period ended April 30, 2018, as compared to the three-month period ended April 30, 2017. As a percentage of revenues, SG&A decreased to 10.4% in the fiscal 2018 period, from 10.8% in the fiscal 2017 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased insurance costs due to increased revenues. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the increase in the number of operating communities that we had in the fiscal 2018 period, as compared to the fiscal 2017 period. The decrease in SG&A as a percentage of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was due to SG&A spending increasing 14% while revenues increased 17% from the fiscal 2017 period.
Income from Unconsolidated Entities
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
We recognize our proportionate share of the earnings and losses from these various unconsolidated entities. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartments projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, resulting in income. Because there is not a steady flow of revenues and earnings from these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
The decrease in income from unconsolidated entities in the six-month period ended April 30, 2018, as compared to the six-month period ended April 30, 2017, was due mainly to lower income from two of our Home Building Joint Ventures located in New York City, New York, where the fiscal 2017 period benefited from the commencement of deliveries in the fourth quarter of fiscal 2016 and $26.7 million of gains recognized related to the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey, and the suburbs of Philadelphia, Pennsylvania, in the fiscal 2017 period. These decreases were partially offset by a $30.8 million gain recognized in the fiscal 2018 period from the sale by one of our Rental Property Joint Ventures of its student housing community in College Park, Maryland.
The decrease in income from unconsolidated entities for the three-month period ended April 30, 2018, as compared to the three-month period ended April 30, 2017, was due principally to lower income from two of our Home Building Joint Ventures located in New York City, New York, where the fiscal 2017 period benefited from the ongoing deliveries which had commenced in the fourth quarter of fiscal 2016 and a $20.5 million gain recognized in the fiscal 2017 period related to the sale of 50% of our ownership interests in one of our Rental Property Joint Ventures located in Jersey City, New Jersey.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2018	2017	2018	2017
Income from ancillary businesses	$7,456	$9,716	$4,873	$7,481
Management fee income from home building unconsolidated entities, net	7,425	7,971	4,354	3,682
Income from land and other sales	3,287	5,086	2,587	1,527
Other	6,623	3,916	3,980	1,296
Total other income – net	$24,791	$26,689	$15,794	$13,986
The decreases in income from ancillary businesses in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to decreases in earnings from Gibraltar Capital and Asset Management, LLC (“Gibraltar”) due to the continued liquidation of its distressed loans and foreclosed real estate assets. Gibraltar’s current business strategy is, through joint ventures, to finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and home building operations. In addition, in the six-month periods ended April 30, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $4.0 million and $2.8 million, respectively. In the three-month periods ended April 30, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $1.7 million and $1.3 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in income from land and other sales in the six-month period ended April 30, 2018, as compared to the six-month period ended April 30, 2017, was primarily due to $4.5 million of previously deferred gains recognized in the fiscal 2017 period related to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
Income Before Income Taxes
For the six-month period ended April 30, 2018, we reported income before income taxes of $284.3 million, as compared to $309.0 million in the six-month period ended April 30, 2017. For the three-month period ended April 30, 2018, we reported income before income taxes of $152.7 million, as compared to $199.2 million in the three-month period ended April 30, 2017.
Income Tax Provision
We recognized income tax provisions of $40.4 million and $40.9 million in the six-month and three-month periods ended April 30, 2018, respectively. Based upon the blended federal statutory rate of 23.3% for the fiscal 2018 periods, our federal tax provisions would have been $66.3 million and $35.6 million in the six-month and three-month periods ended April 30, 2018, respectively. The difference between the tax provision recognized and the tax provision based on the federal statutory rate in the six-month period ended April 30, 2018 was mainly due to the impact of the Tax Act, excess tax benefits related to stock-based compensation, and tax benefits related to the utilization of domestic production activities deductions, offset, in part, by the provision for state income taxes. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act. The difference between the tax provision recognized and the tax provision based on the federal statutory rate in the three-month period ended April 30, 2018 was primarily due to the provision for state income taxes partially offset by tax benefits related to the utilization of domestic production activities deductions.
In the six-month and three-month periods ended April 30, 2017, we recognized income tax provisions of $113.9 million and $74.6 million, respectively. Based upon the federal statutory rate of 35%, our federal tax provisions would have been $108.1 million and $69.7 million in the six-month and three-month periods ended April 30, 2017, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate were due mainly to the provision for state income taxes and interest accrued on anticipated tax assessments, partially offset by tax benefits related to the utilization of domestic production activities deductions and other permanent differences.
Contracts
The aggregate value of net contracts signed increased $811.3 million, or 25%, in the six-month period ended April 30, 2018, as compared to the prior year period. In the six-month periods ended April 30, 2018 and 2017, the value of net contracts signed was $4.07 billion (4,488 homes) and $3.26 billion (4,033 homes), respectively.
The aggregate value of net contracts signed increased $363.9 million, or 18.0%, in the three-month period ended April 30, 2018, as compared to the prior year period. In the three-month periods ended April 30, 2018 and 2017, the value of net contracts signed was $2.38 billion (2,666 homes) and $2.02 billion (2,511 homes), respectively.
The increases in the aggregate value of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly the result of increases of 11% and 6% in the number of net contracts signed in the six-month and three-month periods, respectively, and increases of 12% and 11% in the average value of each contract signed in the six-month and three-month periods, respectively. The increases in the number of net contracts signed were the result of increased demand, offset, in part, by a decrease in the number of selling communities in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increases in average price of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to a shift in the number of contracts signed to more expensive areas and/or products and price increases in the fiscal 2018 periods, as compared to the fiscal 2017 periods. In the six-month and three-month periods ended April 30, 2018, the number of net contracts signed in California, where average sales prices are higher, represented 21% of total net contracts, as compared to 15% in the six-month and three-month periods ended April 30, 2017. These increases were partially offset by decreases in the average sales price of net contracts signed in City Living in the fiscal 2018 periods, as compared to the fiscal 2017 periods, which were principally due to a shift to less expensive buildings in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
Backlog
The increase in the value of our backlog at April 30, 2018, as compared to the backlog at April 30, 2017, was primarily attributable to the 27% higher value of backlog at October 31, 2017, as compared to the backlog at October 31, 2016 and a 25% increase in the value of net contracts signed in the six-month period ended April 30, 2018, as compared to the fiscal 2017 period, offset, in part, by a 21% increase in the value of deliveries in the six-month period ended April 30, 2018, as compared to the fiscal 2017 period.
The value of our backlog at April 30, 2018 increased 27% to $6.36 billion (7,030 homes), as compared to the value of our backlog at April 30, 2017 of $5.00 billion (6,018 homes). Our backlog at October 31, 2017 and 2016 was $5.06 billion (5,851 homes) and $3.98 billion (4,685 homes), respectively.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets. At April 30, 2018 and October 31, 2017, we had $475.1 million and $712.8 million of cash and cash equivalents, respectively. Cash used in operating activities during the six-month period ended April 30, 2018 was $324.9 million. Cash used in operating activities during the fiscal 2018 period was primarily related to the purchase of inventory; an increase in receivables, prepaid expenses, and other assets; and a decrease in income taxes payable; offset, in part, by net income adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes; an increase in mortgage loans sold, net of mortgage loans originated; and increases in customer deposits, accounts payable, and accrued expenses.
In the six-month period ended April 30, 2018, cash provided by investing activities was $39.9 million, which was primarily related to $57.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans. This was offset, in part, by $10.8 million used to fund our investments in unconsolidated entities and $6.5 million for the purchase of property and equipment.
We generated $47.3 million of cash from financing activities in the six-month period ended April 30, 2018 primarily from the net proceeds of $396.6 million from the issuance of $400.0 million aggregate principal amount of 4.350% Senior Notes due 2028 and the proceeds of $9.1 million from our stock-based benefit plans; offset, in part, by the repurchase of $291.5 million of our common stock; the repayment of $37.9 million of loans payable, net of borrowings; and the payment of dividends on our common stock of $29.1 million.
At April 30, 2017, we had $691.3 million of cash and cash equivalents. At October 31, 2016, we had $633.7 million of cash and cash equivalents. Cash provided by operating activities during the six-month period ended April 30, 2017 was $243.1 million. Cash provided by operating activities during the fiscal 2017 period was primarily related to net income adjusted for stock-based compensation, inventory impairments, and depreciation and amortization; an increase in mortgage loans sold, net of mortgage loans originated; an increase in customer deposits; a decrease in receivables, prepaid expenses, and other assets, and an increase in income taxes payable, offset, in part, by an increase in inventory and decreases in accounts payable and accrued expenses.
In the six-month period ended April 30, 2017, cash used in investing activities was $90.4 million. Cash used in investing activities was primarily related to $113.5 million used to fund our investments in unconsolidated entities, $85.2 million used to acquire substantially all the assets and operations of Coleman Real Estate Holding, LLC, and $11.7 million for the purchase of property and equipment. This was offset, in part, by $102.5 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans, and $18.0 million from net sales of restricted investments.
We used $95.1 million of cash from financing activities in the six-month period ended April 30, 2017 primarily for the repayment of $404.4 million of loans payable, net of repayments, the repurchase of $15.4 million of our common stock, and the payment of a dividend on our common stock of $0.08 per share, $13.1 million in the aggregate, offset, in part, by the net proceeds of $297.2 million from the issuance of $300.0 million aggregate principal amount of 4.875% Senior Notes due 2027 and the proceeds of $40.6 million from our stock-based benefit plans.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At April 30, 2018, we owned or controlled through options approximately 51,000 home sites, of which we owned approximately 32,000. Of our owned home sites at April 30, 2018, significant improvements were completed on approximately 17,000 of them.
At April 30, 2018, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.68 billion (including $234.9 million of land to be acquired from joint ventures in which we have invested). Of the $2.68 billion of land purchase commitments, we paid or deposited $175.2 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.38 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. In addition, at April 30, 2018, we had purchase commitments to acquire land for apartment developments of approximately $214.0 million, of which we had outstanding deposits in the amount of $9.3 million.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.45 billion. Under the terms of the Credit Facility, at April 30, 2018, our leverage ratio was approximately 0.72 to 1.00, and our tangible net worth was approximately $4.44 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.45 billion as of April 30, 2018. At April 30, 2018, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit thereunder of approximately $146.4 million.
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
At April 30, 2018, we had investments in these entities of $456.8 million and were committed to invest or advance up to an additional $40.5 million to these entities if they require additional funding. At April 30, 2018, we had agreed to terms for the acquisition of 327 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $234.9 million. In addition, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of April 30, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2018, certain unconsolidated entities have loan commitments aggregating $1.19 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $301.4 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2018, the unconsolidated entities had borrowed an aggregate of $721.8 million, of which we estimate $228.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 4 months to 47 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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
Units Delivered and Revenues:

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$360.5	$335.0	8%	547	486	13%	$659.0	$689.3	(4)%
Mid-Atlantic	461.9	410.5	13%	730	664	10%	$632.7	$618.2	2%
South	412.2	337.3	22%	540	464	16%	$763.3	$726.9	5%
West	607.4	513.8	18%	944	776	22%	$643.4	$662.1	(3)%
California	725.5	593.1	22%	455	403	13%	$1,594.5	$1,471.7	8%
Traditional Home Building	2,567.5	2,189.7	17%	3,216	2,793	15%	$798.4	$784.0	2%
City Living	207.2	94.5	119%	93	35	166%	$2,228.0	$2,700.0	(17)%
Total	$2,774.7	$2,284.2	21%	3,309	2,828	17%	$838.5	$807.7	4%

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$226.2	$189.3	19%	338	277	22%	$669.3	$683.6	(2)%
Mid-Atlantic	254.9	226.5	13%	398	367	8%	$640.5	$617.1	4%
South	240.7	195.1	23%	319	274	16%	$754.6	$712.1	6%
West	349.4	302.7	15%	532	441	21%	$656.7	$686.4	(4)%
California	438.4	373.3	17%	270	248	9%	$1,623.5	$1,505.3	8%
Traditional Home Building	1,509.6	1,286.9	17%	1,857	1,607	16%	$812.9	$800.8	2%
City Living	89.6	76.6	17%	29	31	(6)%	$3,090.8	$2,469.7	25%
Total	$1,599.2	$1,363.5	17%	1,886	1,638	15%	$847.9	$832.4	2%
Net Contracts Signed:

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$450.0	$435.9	3%	634	684	(7)%	$709.8	$637.3	11%
Mid-Atlantic	559.9	583.5	(4)%	872	943	(8)%	$642.1	$618.8	4%
South	578.5	498.1	16%	769	672	14%	$752.3	$741.2	1%
West	779.0	684.4	14%	1,149	1,055	9%	$678.0	$648.7	5%
California	1,547.2	929.3	66%	952	614	55%	$1,625.2	$1,513.5	7%
Traditional Home Building	3,914.6	3,131.2	25%	4,376	3,968	10%	$894.6	$789.1	13%
City Living	159.0	131.1	21%	112	65	72%	$1,419.6	$2,016.9	(30)%
Total	$4,073.6	$3,262.3	25%	4,488	4,033	11%	$907.7	$808.9	12%

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$252.5	$264.2	(4)%	363	408	(11)%	$695.6	$647.4	7%
Mid-Atlantic	347.8	346.9	—%	548	563	(3)%	$634.6	$616.2	3%
South	339.5	294.1	15%	466	406	15%	$728.4	$724.5	1%
West	445.1	438.2	2%	660	703	(6)%	$674.4	$623.4	8%
California	901.2	594.1	52%	564	388	45%	$1,597.9	$1,531.2	4%
Traditional Home Building	2,286.1	1,937.5	18%	2,601	2,468	5%	$878.9	$785.1	12%
City Living	97.1	81.8	19%	65	43	51%	$1,494.3	$1,901.0	(21)%
Total	$2,383.2	$2,019.3	18%	2,666	2,511	6%	$893.9	$804.2	11%
Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$905.6	$793.7	14%	1,304	1,175	11%	$694.5	$675.5	3%
Mid-Atlantic	839.7	782.9	7%	1,285	1,265	2%	$653.4	$618.9	6%
South	982.2	897.2	9%	1,284	1,168	10%	$765.0	$768.2	—%
West	1,143.6	975.9	17%	1,602	1,427	12%	$713.8	$683.9	4%
California	2,316.8	1,203.9	92%	1,384	744	86%	$1,674.0	$1,618.1	3%
Traditional Home Building	6,187.9	4,653.6	33%	6,859	5,779	19%	$902.2	$805.3	12%
City Living	172.5	347.3	(50)%	171	239	(28)%	$1,009.0	$1,453.0	(31)%
Total	$6,360.4	$5,000.9	27%	7,030	6,018	17%	$904.8	$831.0	9%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$816.1	$692.8	18%	1,217	977	25%	$670.6	$709.1	(5)%
Mid-Atlantic	741.6	610.0	22%	1,143	986	16%	$648.8	$618.7	5%
South	815.9	736.4	11%	1,055	960	10%	$773.4	$767.1	1%
West	972.0	766.5	27%	1,397	1,020	37%	$695.7	$751.5	(7)%
California	1,495.1	867.7	72%	887	533	66%	$1,685.6	$1,627.9	4%
Traditional Home Building	4,840.7	3,673.4	32%	5,699	4,476	27%	$849.4	$820.7	3%
City Living	220.8	310.7	(29)%	152	209	(27)%	$1,452.7	$1,486.5	(2)%
Total	$5,061.5	$3,984.1	27%	5,851	4,685	25%	$865.1	$850.4	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Six months ended April 30,			Three months ended April 30,
	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$2.0	$20.6	(90)%	$1.7	$10.5	(84)%
Mid-Atlantic	34.3	33.5	2%	20.4	21.9	(7)%
South	39.3	33.9	16%	27.1	20.8	30%
West	78.7	67.8	16%	48.0	42.3	13%
California	146.5	126.6	16%	85.7	83.4	3%
Traditional Home Building	300.8	282.4	7%	182.9	178.9	2%
City Living	46.6	85.0	(45)%	16.7	41.9	(60)%
Corporate and other	(63.1)	(58.4)	8%	(46.9)	(21.6)	117%
Total	$284.3	$309.0	(8)%	$152.7	$199.2	(23)%
“Corporate and other” is comprised principally of general corporate expenses such as the offices of our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Traditional Home Building
North

	Six months ended April 30,			Three months ended April 30,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$360.5	$335.0	8%	$226.2	$189.3	19%
Units delivered	547	486	13%	338	277	22%
Average delivered price ($ in thousands)	$659.0	$689.3	(4)%	$669.3	$683.6	(2)%

Net Contracts Signed:
Net contract value ($ in millions)	$450.0	$435.9	3%	$252.5	$264.2	(4)%
Net contracted units	634	684	(7)%	363	408	(11)%
Average contracted price ($ in thousands)	$709.8	$637.3	11%	$695.6	$647.4	7%

Cost of revenues as a percentage of revenues	90.1%	84.4%		91.8%	86.0%

Income before income taxes ($ in millions)	$2.0	$20.6	(90)%	$1.7	$10.5	(84)%

Number of selling communities at April 30,	48	54	(11)%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to increases in the number of homes closed in Michigan and New Jersey, which were attributable to the increased number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The decreases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods, particularly in Massachusetts and Michigan, where we had a significant increase in the number of homes closed in attached home communities (including active-adult).
The decreases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to a decrease in the number of selling communities in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods, particularly in Massachusetts, Michigan and New Jersey.
The decreases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally attributable to higher cost of revenues, as a percentage of revenues, offset, in part, by higher earnings from increased revenues. The increases in cost of revenues, as a percentage of revenues, in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to higher inventory impairment charges, a shift in product mix/areas to lower-margin areas, and higher material and labor costs in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
Inventory impairment charges were $16.5 million and $13.4 million in the six months and three months ended April 30, 2018, respectively, as compared to $3.6 million and $3.5 million in the six month and three months ended April 30, 2017, respectively. During our review of operating communities for impairment in the three months ended April 30, 2018, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the three months ended April 30, 2018 to its estimated fair value resulting in a charge to income before income taxes of $12.0 million. In addition, during our review of operating communities for impairment in the three months ended January 31, 2018, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Illinois rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in the three months ended January 31, 2018 of $2.2 million.
Mid-Atlantic

	Six months ended April 30,			Three months ended April 30,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$461.9	$410.5	13%	$254.9	$226.5	13%
Units delivered	730	664	10%	398	367	8%
Average delivered price ($ in thousands)	$632.7	$618.2	2%	$640.5	$617.1	4%

Net Contracts Signed:
Net contract value ($ in millions)	$559.9	$583.5	(4)%	$347.8	$346.9	—%
Net contracted units	872	943	(8)%	548	563	(3)%
Average contracted price ($ in thousands)	$642.1	$618.8	4%	$634.6	$616.2	3%

Cost of revenues as a percentage of revenues	84.0%	82.6%		84.0%	81.6%

Income before income taxes ($ in millions)	$34.3	$33.5	2%	$20.4	$21.9	(7)%

Number of selling communities at April 30,	57	66	(14)%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to increases in the number of homes closed in Pennsylvania and Maryland, which was attributable to an increase in the number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at
October 31, 2016. The increases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to shifts in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The decreases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to a decrease in the number of selling communities, offset, in part, by increases in demand in Pennsylvania in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increase in income before income taxes in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, was mainly due to higher earnings from increased revenues and a $2.0 million impairment charge we recognized on one of our Land Development Joint Ventures in the fiscal 2017 period, partially offset by an increase in cost of revenues, as a percent of revenues, in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017. The increase in cost of revenues, as a percentage of revenues was mainly due to higher material and labor costs in the fiscal 2018 period, as compared to the fiscal 2017 period, partially offset by lower inventory impairment charges in the fiscal 2018 period, as compared to the fiscal 2017 period. In the six months ended April 30, 2018, inventory impairment charges were $0.1 million, as compared to $5.0 million in the six months ended April 30, 2017. In the first quarter of fiscal 2017, during our review of operating communities for impairment, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the fiscal 2017 period to its estimated fair value resulting in a charge to income before taxes of $3.9 million.
The decrease in income before income taxes in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, was primarily due to an increase in cost of revenues, as a percentage of revenues, in the fiscal 2018 period, as compared to the fiscal 2017 period, offset, in part, by higher earnings from increased revenues and a $2.0 million impairment charge we recognized on one of our Land Development Joint Ventures in the fiscal 2017 period. The increase in cost of revenues, as a percentage of revenues, was mainly due to higher material and labor costs in the fiscal 2018 period, as compared to the fiscal 2017 period.
South

	Six months ended April 30,			Three months ended April 30,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$412.2	$337.3	22%	$240.7	$195.1	23%
Units delivered	540	464	16%	319	274	16%
Average delivered price ($ in thousands)	$763.3	$726.9	5%	$754.6	$712.1	6%

Net Contracts Signed:
Net contract value ($ in millions)	$578.5	$498.1	16%	$339.5	$294.1	15%
Net contracted units	769	672	14%	466	406	15%
Average contracted price ($ in thousands)	$752.3	$741.2	1%	$728.4	$724.5	1%

Cost of revenues as a percentage of revenues	83.3%	81.2%		82.5%	81.2%

Income before income taxes ($ in millions)	$39.3	$33.9	16%	$27.1	$20.8	30%

Number of selling communities at April 30,	62	76	(18)%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to increases in the number of homes closed in Florida and Texas which were attributable to the increased number of homes in backlog as of October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to an increase in demand in Florida and Texas and an increase in the number of selling communities in Texas. These increases were partially offset by a decrease in the number of selling communities in Florida.
The increases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to higher earnings from increased revenues, offset, in part, by higher cost of revenues, as a percentage of revenues. The increases in cost of revenues, as a percentage of revenues, were primarily due to higher material and labor costs in the fiscal 2018 periods, as compared to the fiscal 2017 periods.

West

	Six months ended April 30,			Three months ended April 30,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$607.4	$513.8	18%	$349.4	$302.7	15%
Units delivered	944	776	22%	532	441	21%
Average delivered price ($ in thousands)	$643.4	$662.1	(3)%	$656.7	$686.4	(4)%

Net Contracts Signed:
Net contract value ($ in millions)	$779.0	$684.4	14%	$445.1	$438.2	2%
Net contracted units	1,149	1,055	9%	660	703	(6)%
Average contracted price ($ in thousands)	$678.0	$648.7	5%	$674.4	$623.4	8%

Cost of revenues as a percentage of revenues	79.2%	78.7%		79.2%	78.3%

Income before income taxes ($ in millions)	$78.7	$67.8	16%	$48.0	$42.3	13%

Number of selling communities at April 30,	72	79	(9)%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to the increased number of homes in backlog at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The decreases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to increases in deliveries in Idaho, where average delivered home prices are lower than our Company average, in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increase in the number of net contracts signed in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, was principally due to a significant increase in demand, offset, in part, by a decrease in the number of selling communities. The decrease in the number of net contracts signed in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, was due mainly to a decrease in the number of selling communities. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and price increases in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were due mainly to higher earnings from the increased revenues offset in part by higher cost of revenues, as a percentage of revenues. The increases in cost of revenues, as a percentage of revenues, were primarily due to a shift in the number of homes delivered to lower-margin products and/or locations and higher material and labor costs in the fiscal 2018 periods, as compared to the fiscal 2017 periods.

California

	Six months ended April 30,			Three months ended April 30,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$725.5	$593.1	22%	$438.4	$373.3	17%
Units delivered	455	403	13%	270	248	9%
Average delivered price ($ in thousands)	$1,594.5	$1,471.7	8%	$1,623.5	$1,505.3	8%

Net Contracts Signed:
Net contract value ($ in millions)	$1,547.2	$929.3	66%	$901.2	$594.1	52%
Net contracted units	952	614	55%	564	388	45%
Average contracted price ($ in thousands)	$1,625.2	$1,513.5	7%	$1,597.9	$1,531.2	4%

Cost of revenues as a percentage of revenues	73.6%	73.6%		74.5%	73.2%

Income before income taxes ($ in millions)	$146.5	$126.6	16%	$85.7	$83.4	3%

Number of selling communities at April 30,	38	36	6%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to the increased number of homes in backlog at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increases in the average price of homes delivered in fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were due mainly to an increase in demand and an increase in the number of selling communities in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increased selling prices in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to higher earnings from the increased revenues in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increase in income before income taxes in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, was partially offset by higher cost of revenues, as a percentage of revenues. The higher cost of revenues, as a percentage of revenues, was primarily due to a shift in the number of homes delivered to lower-margin products and/or locations, offset, in part, by price increases on delivered homes, in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017.

City Living

	Six months ended April 30,			Three months ended April 30,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$207.2	$94.5	119%	$89.6	$76.6	17%
Units delivered	93	35	166%	29	31	(6)%
Average delivered price ($ in thousands)	$2,228.0	$2,700.0	(17)%	$3,090.8	$2,469.7	25%

Net Contracts Signed:
Net contract value ($ in millions)	$159.0	$131.1	21%	$97.1	$81.8	19%
Net contracted units	112	65	72%	65	43	51%
Average contracted price ($ in thousands)	$1,419.6	$2,016.9	(30)%	$1,494.3	$1,901.0	(21)%

Cost of revenues as a percentage of revenues	76.6%	75.7%		81.1%	78.1%

Income before income taxes ($ in millions)	$46.6	$85.0	(45)%	$16.7	$41.9	(60)%

Number of selling communities at April 30,	6	5	20%
The increase in the number of homes delivered in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, was principally due to homes delivered at one building located in Hoboken, New Jersey and one building located in New York City, New York, which commenced deliveries in the second half of fiscal 2017. The decrease in the average price of homes delivered in the six months ended April 30, 2018, as compared to the six months ended April 30, 2017, was primarily due to a shift in the number of homes delivered to less expensive buildings. In the six months ended April 30, 2018, 43% of the units delivered were located in New York City, New York, where home prices are higher, as compared to 57% in the six months ended April 30, 2017. The increase in the average price of homes delivered in the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, was primarily due to a shift in the number of homes delivered to more expensive buildings. In the three months ended April 30, 2018, 69% of the units delivered were located in New York City, New York, as compared to 58% in the three months ended April 30, 2017.
The increases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to strong sales at one building located in Jersey City, New Jersey, which opened in the third quarter of fiscal 2017. The decreases in the average sales price of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to a shift to less expensive buildings in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The decreases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to decreases in earnings from our investments in unconsolidated entities and a shift in the number of homes delivered to buildings with a lower margin, partially offset by higher earnings from increased revenues. In addition, in the six months and three months ended April 30, 2017, we recognized $4.5 million and $1.3 million, respectively, of previously deferred gains. The deferred gains recognized in the fiscal 2017 periods relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. Through September 2017, we recognized the gain as units were delivered to the ultimate home buyers. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.

In the six months and three months ended April 30, 2018, earnings from our investments in unconsolidated entities decreased $57.5 million and $24.9 million, respectively, as compared to the six months and three months ended April 30, 2017. The fiscal 2017 periods benefited from the commencement of deliveries from two City Living Home Building Joint Ventures in the fourth quarter of fiscal 2016. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2018 Units	2017 Units	2018 $	2017 $	2018 Units	2017 Units	2018 $	2017 $
Deliveries	5	106	$21.5	$337.4	2	33	$10.8	$132.8
Net contracts signed	74	23	$148.4	$37.1	18	9	$45.8	$7.1

	At April 30,				At October 31,
	2018 Units	2017 Units	2018 $	2017 $	2017 Units	2016 Units	2017 $	2016 $
Backlog	115	31	$226.0	$108.2	46	114	$99.1	$408.5
Corporate and Other
In the six months ended April 30, 2018 and 2017, loss before income taxes was $63.1 million and $58.4 million, respectively. The increase in the loss before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally attributable to higher SG&A costs, offset, in part, by a $3.2 million increase in earnings from our investments in unconsolidated entities. The increase in earnings from our investments in unconsolidated entities in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to a $30.8 million gain recognized from the sale in the fiscal 2018 period by one of our Rental Property Joint Ventures of its student housing community in College Park, Maryland, partially offset by $26.7 million of gains recognized related to the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey, and the suburbs of Philadelphia, Pennsylvania in the fiscal 2017 period. The increase in SG&A costs in the fiscal 2018 period, as compared to the fiscal 2017 period, was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity.
In the three months ended April 30, 2018 and 2017, loss before income taxes was $46.9 million and $21.6 million, respectively. The increase in the loss before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to lower earnings from our investments in unconsolidated entities and higher SG&A costs. The lower earnings from our investments in unconsolidated entities in the fiscal 2018 period, as compared to the fiscal 2017 period, were mainly due to a $20.5 million gain recognized related to the sale of 50% of our ownership interest in one of our Rental Property Joint Ventures located in Jersey City, New Jersey, in the fiscal 2017 period. The increase in SG&A costs in the fiscal 2018 period, as compared to the fiscal 2017 period, was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity.
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
We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our codes of ethics, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The content of our websites is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
The table below sets forth, at April 30, 2018, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2018	$60,478	3.00%	$—	—%
2019	386,677	3.99%	103,700	3.80%
2020	257,034	6.69%	150	1.91%
2021	4,174	4.60%	500,150	3.30%
2022	422,673	5.87%	150	1.91%
Thereafter	1,875,986	4.77%	13,060	1.88%
Bond discounts, premiums and deferred issuance costs, net	(9,586)		(1,507)
Total	$2,997,436	4.95%	$615,703	3.35%
Fair value at April 30, 2018	$3,016,235		$617,210

(a)
Based upon the amount of variable-rate debt outstanding at April 30, 2018, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.2 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. See Note 6, “Accrued Expenses” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these warranty charges. In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after 2005 and requested that we voluntarily produce documents and information. The Company will produce documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of these matters.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2018, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2018 to February 28, 2018	1,419	$46.08	1,419	17,251
March 1, 2018 to March 31, 2018	374	$43.03	374	16,877
April 1, 2018 to April 30, 2018	1	$42.78	1	16,876
Total	1,794	$45.44	1,794

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2018, we withheld 350 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $15,197 of income tax withholdings and we issued the remaining 923 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2018, the net exercise method was not employed to exercise options.

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

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended April 30, 2018.
Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the six months ended April 30, 2018, we paid a quarterly cash dividend of $0.11 per share on April 27, 2018 to shareholders of record on the close of business on April 13, 2018 and we paid a quarterly cash dividend of $0.08 per share on January 26, 2018 to shareholders of record on the close of business on January 12, 2018. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2018, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $1.99 billion of cash dividends.

ITEM 6. EXHIBITS

4.1*
Twentieth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*
Twenty-First Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.3*
Eighteenth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.4*
Nineteenth Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 4, 2018	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 4, 2018	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)