Form 10-Q
period 2018-07-31
TOLL BROTHERS INC
filed 2018-09-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At September 4, 2018, there were approximately 147,364,000 shares of Common Stock, $0.01 par value, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general, and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, government investigations, and claims.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2018	October 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$522,181	$712,829
Restricted cash	686	2,482
Inventory	7,957,616	7,281,453
Property, construction, and office equipment, net	195,728	189,547
Receivables, prepaid expenses, and other assets	622,402	542,217
Mortgage loans held for sale	94,291	132,922
Customer deposits held in escrow	136,322	102,017
Investments in unconsolidated entities	419,994	481,758
	$9,949,220	$9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable	$694,409	$637,416
Senior notes	2,860,771	2,462,463
Mortgage company loan facility	82,274	120,145
Customer deposits	470,231	396,026
Accounts payable	327,872	275,223
Accrued expenses	936,084	959,353
Income taxes payable	40,199	57,509
Total liabilities	5,411,840	4,908,135
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at July 31, 2018 and October 31, 2017	1,779	1,779
Additional paid-in capital	722,461	720,115
Retained earnings	4,866,980	4,474,064
Treasury stock, at cost — 29,707 and 20,732 shares at July 31, 2018 and October 31, 2017, respectively	(1,060,746)	(662,854)
Accumulated other comprehensive loss	(1,810)	(1,910)
Total stockholders’ equity	4,528,664	4,531,194
Noncontrolling interest	8,716	5,896
Total equity	4,537,380	4,537,090
	$9,949,220	$9,445,225
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017

Revenues	$4,688,020	$3,787,151	$1,913,353	$1,502,909

Cost of revenues	3,742,256	2,986,471	1,509,619	1,176,028
Selling, general and administrative	497,990	438,497	174,071	154,650
	4,240,246	3,424,968	1,683,690	1,330,678
Income from operations	447,774	362,183	229,663	172,231
Other:
Income from unconsolidated entities	53,913	112,274	12,469	19,925
Other income – net	35,756	38,107	10,965	11,418
Income before income taxes	537,443	512,564	253,097	203,574
Income tax provision	100,268	168,947	59,839	55,011
Net income	$437,175	$343,617	$193,258	$148,563

Other comprehensive income, net of tax	512	504	170	167
Total comprehensive income	$437,687	$344,121	$193,428	$148,730

Per share:
Basic earnings	$2.85	$2.11	$1.28	$0.91
Diluted earnings	$2.81	$2.01	$1.26	$0.87
Cash dividends declared	$0.30	$0.16	$0.11	$0.08

Weighted-average number of shares:
Basic	153,290	163,186	151,257	163,478
Diluted	155,733	171,127	153,173	171,562
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2018	2017
Cash flow (used in) provided by operating activities:
Net income	$437,175	$343,617
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,724	18,423
Stock-based compensation	21,879	22,088
Income from unconsolidated entities	(53,913)	(112,274)
Distributions of earnings from unconsolidated entities	53,166	125,138
Income from foreclosed real estate and distressed loans	(1,269)	(4,287)
Deferred tax (benefit) provision	(19,747)	59,266
Change in deferred tax valuation allowances		(32,154)
Inventory impairments and write-offs	28,746	11,314
Other	208	2,299
Changes in operating assets and liabilities
Increase in inventory	(541,889)	(228,887)
Origination of mortgage loans	(941,336)	(821,265)
Sale of mortgage loans	979,715	979,625
Decrease in restricted cash	1,796	12,461
(Increase) decrease in receivables, prepaid expenses, and other assets	(123,521)	46,941
Increase in customer deposits	39,900	64,252
Increase (decrease) in accounts payable and accrued expenses	24,428	(133,845)
Increase in income taxes payable	3,698	55,273
Net cash (used in) provided by operating activities	(72,240)	407,985
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(21,701)	(22,401)
Sale and redemption of marketable securities and restricted investments — net		18,049
Investments in unconsolidated entities	(15,189)	(119,714)
Return of investments in unconsolidated entities	93,669	139,346
Investment in foreclosed real estate and distressed loans	(519)	(688)
Return of investments in foreclosed real estate and distressed loans	3,934	12,429
Acquisition of a business		(85,183)
Net cash provided by (used in) investing activities	60,194	(58,162)
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes	400,000	455,483
Debt issuance costs for senior notes	(3,531)	(4,446)
Proceeds from loans payable	1,908,085	1,083,472
Principal payments of loans payable	(2,020,495)	(1,513,078)
Proceeds from stock-based benefit plans	9,731	57,958
Purchase of treasury stock	(426,895)	(90,716)
Dividends paid	(45,519)	(26,016)
Receipts related to noncontrolling interest, net	22
Net cash used in financing activities	(178,602)	(37,343)
Net (decrease) increase in cash and cash equivalents	(190,648)	312,480
Cash and cash equivalents, beginning of period	712,829	633,715
Cash and cash equivalents, end of period	$522,181	$946,195
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2017 balance sheet amounts and disclosures included herein have been derived from our October 31, 2017 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, we suggest that they be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (“2017 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2018; the results of our operations for the nine-month and three-month periods ended July 31, 2018 and 2017; and our cash flows for the nine-month periods ended July 31, 2018 and 2017. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. We adopted ASU 2016-09 on November 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, the impact of recognizing excess tax benefits and deficiencies in our Condensed Consolidated Statements of Operations and Comprehensive Income resulted in a $4.0 million reduction in our income tax expense in the nine-month period ended July 31, 2018. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for our fiscal year beginning November 1, 2018, and, at that time, we expect to adopt the new standard under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our home building revenues. However, we currently expect that the adoption of ASU 2014-09 will result in the following changes:

•
Retained customer deposits are currently classified in “Other income-net” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we expect these retained customer deposits will be reclassified to “Revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits will not be reclassified and are not material to our condensed consolidated financial statements.

•
We currently capitalize certain costs related to our marketing efforts, including sales offices and model home upgrades and furnishings within “Inventory” on our Condensed Consolidated Balance Sheets and amortize such costs through “Selling, general, and administrative” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we expect to reclassify approximately $105.0 million to “Property, construction, and office equipment, net” on our Condensed Consolidated Balance Sheets, primarily related to sales offices and model home improvement costs, that we plan to continue depreciating through “Selling, general, and administrative” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Additionally, we expect to record a cumulative effect adjustment to retained earnings of approximately $25.0 million for certain other marketing costs that will no longer qualify for capitalization under the new guidance, and such costs will be expensed as incurred in the future.

We additionally expect our accounting for incomplete deliverables at the time a home closes may be impacted upon adoption of the new guidance, and we expect a change to the timing of recognition of revenues and profits on land sale transactions and certain management fees that we earn from our unconsolidated entities. We are currently quantifying the impact of these changes. We continue to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2016-02 also provides an entity with a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, is effective for our fiscal year beginning November 1, 2019, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02, as amended by ASU 2018-11, may have on our consolidated financial statements and disclosures.
Reclassification
The Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2017 was restated to reflect a reclassification of approximately $18.0 million of cash flow from “Net cash (used in) provided by operating activities” to “Net cash provided by (used in) investing activities” related to restricted investment activity. In addition, certain other prior period amounts have been reclassified to conform to the fiscal 2018 presentation.

2. Inventory
Inventory at July 31, 2018 and October 31, 2017 consisted of the following (amounts in thousands):

	July 31, 2018	October 31, 2017
Land controlled for future communities	$126,288	$87,158
Land owned for future communities	1,224,504	1,142,870
Operating communities	6,606,824	6,051,425
	$7,957,616	$7,281,453
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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	July 31, 2018	October 31, 2017
Land owned for future communities:
Number of communities	16	14
Carrying value (in thousands)	$125,766	$110,732
Operating communities:
Number of communities	1	6
Carrying value (in thousands)	$2,733	$26,749
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Land controlled for future communities	$1,073	$1,479	$696	$697
Land owned for future communities	1,547	1,540	1,300	340
Operating communities	26,126	8,295	9,065	1,360
	$28,746	$11,314	$11,061	$2,397
See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At July 31, 2018, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2018, we determined that 113 land purchase contracts, with an aggregate purchase price of $1.83 billion, on which we had made aggregate deposits totaling $109.6 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2017, we determined that 104 land purchase contracts, with an aggregate purchase price of $1.43 billion, on which we had made aggregate deposits totaling $65.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Interest capitalized, beginning of period	$352,049	$369,419	$349,918	$376,213
Interest incurred	123,028	130,887	41,760	45,577
Interest expensed to cost of revenues	(128,915)	(114,365)	(50,003)	(45,879)
Interest expensed in other income	(2,259)	(2,097)	(1,259)	(102)
Interest capitalized on investments in unconsolidated entities	(5,423)	(6,485)	(1,821)	(2,271)
Previously capitalized interest transferred to investments in unconsolidated entities		(4,030)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	1,687	979	1,572	770
Interest capitalized, end of period	$340,167	$374,308	$340,167	$374,308

3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures, (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
The table below provides information as of July 31, 2018, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	13	5	29
Investment in unconsolidated entities	$198,001	$79,111	$132,938	$9,944	$419,994
Number of unconsolidated entities with funding commitments by the Company	4	1	1	1	7
Company’s remaining funding commitment to unconsolidated entities	$21,153	$8,300	$1,150	$9,621	$40,224
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2018, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	3	12	19
Aggregate loan commitments	$181,081	$381,902	$1,022,085	$1,585,068
Amounts borrowed under loan commitments	$166,156	$255,842	$793,135	$1,215,133
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the nine months ended July 31, 2018, our Land Development Joint Ventures sold approximately 675 lots and recognized revenues of $176.4 million. We acquired 125 of these lots for $50.0 million. Our share of the joint venture income from the lots we acquired of $1.4 million was deferred by reducing our basis in those lots. During the nine months ended July 31, 2017, our Land Development Joint Ventures sold approximately 871 lots and recognized revenues of $215.9 million. We acquired 288 of these lots for $122.5 million. Our share of the income from the lots we acquired of $12.9 million was deferred by reducing our basis in those lots. We recognized other than temporary impairment charges in connection with one Land Development Joint

Venture of $4.0 million and $2.0 million in the nine months ended July 31, 2018 and 2017, respectively, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
During the three months ended July 31, 2018, our Land Development Joint Ventures sold approximately 226 lots and recognized revenues of $73.7 million. We acquired 70 of these lots for $42.7 million. Our share of the joint venture income of $0.5 million from the lots we acquired was deferred by reducing our basis in those lots. During the three months ended July 31, 2017, our Land Development Joint Ventures sold approximately 362 lots and recognized revenues of $115.0 million. We acquired 126 of these lots for $76.3 million. Our share of the income of $5.9 million from the lots we acquired was deferred by reducing our basis in those lots. We recognized other than temporary impairment charges in connection with one Land Development Joint Venture of $4.0 million in the three months ended July 31, 2018, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statement of Operations and Comprehensive Income. There were no other than temporary impairment charges recognized in the three months ended July 31, 2017.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York, New York, and Jupiter, Florida. During the nine months ended July 31, 2018 and 2017, our Home Building Joint Ventures delivered 73 homes with a sales value of $104.0 million, and 176 homes with a sales value of $451.6 million, respectively. During the three months ended July 31, 2018 and 2017, our Home Building Joint Ventures delivered 19 homes with a sales value of $36.0 million and 33 homes with a sales value of $81.0 million, respectively.
Rental Property Joint Ventures
As of July 31, 2018, our Rental Property Joint Ventures owned 14 for-rent apartment projects and a hotel, which are located in the metro Boston, Massachusetts to metro Washington, D.C. corridor. At July 31, 2018, our joint ventures had approximately 2,500 units that were occupied or ready for occupancy, 750 units in the lease-up stage, and 1,850 units under development. In addition, we either own, have under contract, or under a letter of intent approximately 9,800 units, of which 750 units are under active development. We intend to develop these units in joint ventures with unrelated parties in the future.
In the third quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 289-unit luxury for-rent residential apartment project in a suburb of Boston, Massachusetts. We contributed cash of $15.9 million for our initial 85% ownership interest in this joint venture. Due to our controlling financial interest, given our power to direct the activities that most significantly impact the joint venture’s performance and our obligation to absorb expected losses or receive benefits from the joint venture, we have consolidated this joint venture at July 31, 2018. The carrying value of the joint venture’s assets totaling $18.7 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of July 31, 2018. Our partner’s 15% interest of $2.8 million in the joint venture is reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of July 31, 2018. The joint venture expects to admit an additional investor and secure third-party financing at a later date. At such time, it is intended that the entity will no longer be consolidated.
In the third quarter of fiscal 2018, one of our Rental Property Joint Ventures sold its assets to an unrelated party for $65.5 million. The joint venture had owned, developed, and operated a multifamily rental property located in Westborough, Massachusetts. In connection with the sale, the joint venture’s outstanding loan balance of $30.1 million was repaid. We received cash of $12.1 million and recognized a gain of $8.7 million in the nine months and three months ended July 31, 2018, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the second quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 308-unit luxury for-rent residential apartment building in the Capitol Riverfront of Washington, D.C. Prior to the formation of this joint venture, we acquired the property and incurred approximately $27.4 million of land and land development costs. Our partner acquired a 50% interest in this entity for $17.8 million, including subsequent reimbursement by our partner for development and construction costs incurred by us prior to the sale. As a result of the sale of 50% of our interest to our partner, we recognized a gain of $1.0 million in the second quarter of fiscal 2018. In addition, due to our continued involvement in the joint venture primarily through guarantees provided on the joint venture’s debt, we deferred $3.8 million of gain from the sale. Concurrent with its formation, the joint venture entered into a $72.7 million construction loan agreement to finance the development of this project. At July 31, 2018, we had an investment of $11.7 million in this joint venture. At July 31, 2018, there were $5.8 million of outstanding borrowings under the construction loan facility.
In the first quarter of fiscal 2018, one of our Rental Property Joint Ventures sold its assets to an unrelated party for $219.0 million. The joint venture had owned, developed, and operated a student housing community in College Park, Maryland. In connection with the sale, the joint venture’s existing $110.0 million loan was repaid. We received cash of $39.3 million and recognized a gain of $30.8 million in the nine months ended July 31, 2018, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the first quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 112-unit luxury for-rent residential apartment project in Belmont, Massachusetts. Prior to the formation of this joint venture, we acquired the property and incurred approximately $22.1 million of land and land development costs. Our partner acquired a 50% interest in this entity for $11.0 million and we subsequently received cash of $10.8 million from our partner. At January 31, 2018, our partner had the right, if certain events did not occur, to exit the venture and require us to repurchase their interest. Given this contingency, as of January 31, 2018, our investment, net of our partner’s contribution, was recorded in “Receivables, prepaid expenses, and other assets” on our Condensed Consolidated Balance Sheet. This right of our partner expired in the second quarter of fiscal 2018 and, accordingly, during the second quarter of fiscal 2018, our net investment in this property of $11.3 million was reclassified to “Investments in unconsolidated entities” on our Condensed Consolidated Balance Sheet. In March 2018, the joint venture entered into a $42.4 million construction loan agreement to provide financing for the development of this property. At July 31, 2018, this joint venture had $7.2 million of outstanding borrowings under the construction loan facility. At July 31, 2018, we had an investment of $17.1 million in this joint venture.
In the second quarter of fiscal 2017, we sold 50% of our interest in a Rental Property Joint Venture to an unrelated third party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $112.2 million construction loan with a $133.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $42.9 million and recognized a gain of $20.5 million in the nine months ended July 31, 2017 which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At July 31, 2018, we had a 25% interest and a $5.9 million investment in this joint venture.
In the first quarter of fiscal 2017, we sold 50% of our interest in a Rental Property Joint Venture to an unrelated party. In connection with the sale, we, along with our partner, recapitalized the joint venture and refinanced the existing $54.1 million construction loan with a $56.0 million, 10-year fixed rate loan. As a result of these transactions, we received cash of $12.0 million and recognized a gain of $6.2 million in the nine months ended July 31, 2017, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. At July 31, 2018, we had a 25% interest and a $2.5 million investment in this joint venture.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of July 31, 2018, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $1.7 million and $1.4 million in the nine-month periods ended July 31, 2018 and 2017, respectively. We recognized fees of $0.6 million in both the three-month periods ended July 31, 2018 and 2017.
Subsequent Events
In August 2018, the Trust sold one of its assets to an unrelated party for $193.0 million. The joint venture had owned, developed, and operated a multifamily rental property located in suburban Washington, D.C. In connection with the sale, the joint venture’s outstanding loan balance of $99.5 million was repaid. From our investment in the Trust, we received cash of $27.7 million and expect to recognize a gain from the sale of approximately $27.7 million in the fourth quarter of fiscal 2018.
In August 2018, we entered into a joint venture with an unrelated party to develop a 1,244-unit luxury for-rent residential apartment project in Washington, D.C. Prior to the formation of this joint venture, we had acquired the property and incurred approximately $65.4 million of land and land development costs. Our partner acquired a 50% interest in this entity for $32.9 million. We have an initial investment in the joint venture of $32.9 million. The joint venture expects to secure third-party financing in the near future.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), are a member in several ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. As of July 31, 2018, we had an aggregate investment of $9.9 million in these ventures.

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
We believe that, as of July 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2018, certain unconsolidated entities have loan commitments aggregating $1.14 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $293.0 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2018, the unconsolidated entities had borrowed an aggregate of $767.1 million, of which we estimate $242.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 11 months to 44 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of July 31, 2018, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.3 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At July 31, 2018 and October 31, 2017, we determined that nine and eight, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” For eight of these VIEs as of July 31, 2018 and October 31, 2017, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As discussed under “Rental Property Joint Ventures” above, we consolidated one joint venture as of July 31, 2018. The joint venture was determined to be a VIE due to its current inability to finance its activities without additional subordinated financial support as well as our partner’s inability to participate in the significant decisions of the joint venture in addition to their lack of substantive kick-out rights. We further concluded that we were the primary beneficiary of this VIE due to our controlling financial interest in such venture as we have the power to direct the activities that most significantly impact the joint venture’s performance and the obligation to absorb expected losses or receive benefits from the joint venture. The assets of this VIE can only be used to settle the obligations of the VIE. In addition, in the event additional contributions are required to be funded to the joint venture prior to the admission of an additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which will be funded through an interest-bearing loan.
At July 31, 2018 and October 31, 2017, our investments in the unconsolidated entities deemed to be VIEs totaled $26.6 million and $35.9 million, respectively. At July 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.8 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $68.3 million was borrowed at July 31, 2018. At October 31, 2017, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.5 million of additional commitments to the VIEs. At October 31, 2017, $70.0 million of our potential exposure for these loan guarantees was related to repayment and carry cost guarantees, of which $61.3 million was borrowed at October 31, 2017.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	July 31, 2018	October 31, 2017
Cash and cash equivalents	$113,526	$153,828
Inventory	1,042,117	1,148,209
Loans receivable, net	9,758	22,495
Rental properties	788,206	970,497
Rental properties under development	394,620	190,541
Real estate owned	26,546	53,902
Other assets	165,600	156,618
Total assets	$2,540,373	$2,696,090
Debt, net of deferred financing costs	$1,201,543	$1,199,583
Other liabilities	173,826	135,292
Members’ equity	1,141,773	1,332,285
Noncontrolling interest	23,231	28,930
Total liabilities and equity	$2,540,373	$2,696,090
Company’s net investment in unconsolidated entities (1)	$419,994	$481,758

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

Condensed Statements of Operations:

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Revenues	$393,522	$690,441	$117,239	$189,714
Cost of revenues	303,209	389,996	93,799	99,102
Other expenses	64,462	62,193	19,880	22,472
Total expenses	367,671	452,189	113,679	121,574
Gain on disposition of loans and real estate owned	52,444	39,530	25,964	7,891
Income from operations	78,295	277,782	29,524	76,031
Other income	106,141	11,175	25,275	1,678
Income before income taxes	184,436	288,957	54,799	77,709
Income tax provision	587	7,453	238	1,138
Net income including earnings from noncontrolling interests	183,849	281,504	54,561	76,571
Less: income attributable to noncontrolling interest	(28,017)	(16,417)	(16,079)	(3,328)
Net income attributable to controlling interest	$155,832	$265,087	$38,482	$73,243
Company’s equity in earnings of unconsolidated entities (2)	$53,913	$112,274	$12,469	$19,925

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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2018 and October 31, 2017, consisted of the following (amounts in thousands):

	July 31, 2018	October 31, 2017
Expected recoveries from insurance carriers and others	$139,413	$153,774
Improvement cost receivable	100,690	99,311
Escrow cash held by our captive title company	33,037	45,923
Properties held for rental apartment and commercial development	255,616	146,288
Prepaid expenses	21,787	23,223
Other	71,859	73,698
	$622,402	$542,217
See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2018 and October 31, 2017, loans payable consisted of the following (amounts in thousands):

	July 31, 2018	October 31, 2017
Senior unsecured term loan	$500,000	$500,000
Loans payable – other	195,820	139,116
Deferred issuance costs	(1,411)	(1,700)
	$694,409	$637,416
Senior Unsecured Term Loan
We have a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Facility, as amended, matures in August 2021. At July 31, 2018, the interest rate on borrowings was 3.48% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as our Credit Facility, as described below.
Credit Facility
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at July 31, 2018, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.41 billion. Under the terms of the Credit Facility, at July 31, 2018, our leverage ratio was approximately 0.71 to 1.00, and our tangible net worth was approximately $4.48 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.39 billion as of July 31, 2018.
At July 31, 2018, we had no outstanding borrowings under the Credit Facility and had approximately $174.0 million of outstanding letters of credit that were issued under the Credit Facility. At July 31, 2018, the interest rate on borrowings under the Credit Facility would have been 3.58% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2018, the weighted-average interest rate on “Loans payable – other” was 4.74% per annum.

Senior Notes
At July 31, 2018, we had eight issues of senior notes outstanding with an aggregate principal amount of $2.87 billion. In January 2018, we issued $400.0 million principal amount of 4.350% Senior Notes due 2028. We received $396.4 million of net proceeds from the issuance of these senior notes. In March 2017, we issued $300.0 million principal amount of 4.875% Senior Notes due 2027 (“4.875% Senior Notes”). We received $297.2 million of net proceeds from the issuance of these senior notes. In June 2017, we issued an additional $150.0 million principal amount of the previously established 4.875% Senior Notes at a premium to par value plus accrued interest. We received $156.4 million of net proceeds from the issuance of these additional notes.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2017, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. Prior to this amendment, the Warehousing Agreement provided for loan purchases up to $100.0 million. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 6, 2018, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At July 31, 2018, the interest rate on the Warehousing Agreement, as amended, was 3.98% per annum.
6. Accrued Expenses
Accrued expenses at July 31, 2018 and October 31, 2017 consisted of the following (amounts in thousands):

	July 31, 2018	October 31, 2017
Land, land development, and construction	$166,034	$146,168
Compensation and employee benefits	150,679	149,145
Escrow liability	33,105	45,209
Self-insurance	163,330	149,303
Warranty	277,753	329,278
Deferred income	38,102	42,798
Interest	45,809	36,035
Commitments to unconsolidated entities	8,945	8,870
Other	52,327	52,547
	$936,084	$959,353
As previously disclosed in Note 7, “Accrued Expenses” in our 2017 Form 10-K, in response to a significant number of water intrusion claims received in fiscal 2014 and thereafter from owners of stucco and non-stucco homes in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region), we reviewed homes built in these communities from 2002 through 2013 to determine whether repairs related to these homes would likely be needed.
Our quarterly review process includes an analysis of many factors in these communities to determine whether a claim is likely to be received and the estimated costs to resolve any such claim, including: the closing dates of the homes; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims; the expected recovery from our insurance carriers and suppliers; and the previously recorded amounts related to these claims. We also monitor legal developments relating to these types of claims and review the volume and relative merits of claims in litigation or arbitration.
Based on our review performed as of July 31, 2018, we determined that no adjustments to our previously recorded estimated costs were necessary. Our estimates are predicated on several assumptions for which there is uncertainty including assumptions about, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair methodology, the cost of those repairs, outcomes of pending litigations, arbitrations, and investigations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required and the potential for variability in the underlying assumptions, it is reasonably possible that our actual costs and recoveries could differ from those recorded, such differences could be material, and therefore, we are unable to estimate the range of any such differences. As of July 31, 2018 and 2017, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which remains unchanged from the amounts recorded as of October 31, 2017 and 2016. As of July 31, 2018, we recorded an aggregate of $152.6 million of estimated recoveries from our insurance carriers and suppliers for these claims, which also remains unchanged from the amounts recorded as of October 31, 2017 and 2016. We believe our collection of our recorded insurance receivables is probable based on the legal merits that support our coverage positions and the high credit ratings of our carriers; however, due to the complexity of the underlying claims and the variability of the other factors as described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded.
Our recorded remaining estimated repair costs related to water intrusion were approximately $199.0 million as of July 31, 2018 and $251.8 million as of October 31, 2017. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $95.0 million as of July 31, 2018 and $119.7 million as of October 31, 2017.
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Balance, beginning of period	$329,278	$370,992	$297,343	$355,934
Additions – homes closed during the period	24,588	21,220	9,901	8,519
Addition – liabilities acquired in a business acquisition		1,111
Increase in accruals for homes closed in prior years	4,770	5,539	1,615	2,351
Reclassification from other accruals		1,082
Charges incurred	(80,883)	(55,579)	(31,106)	(22,439)
Balance, end of period	$277,753	$344,365	$277,753	$344,365
7. Income Taxes
We recorded income tax provisions of $100.3 million and $168.9 million for the nine months ended July 31, 2018 and 2017, respectively. The effective tax rate was 18.7% for the nine months ended July 31, 2018, compared to 33.0% for the nine months ended July 31, 2017. For the three months ended July 31, 2018 and 2017, we recorded income tax provisions of $59.8 million and $55.0 million, respectively. The effective tax rate for the three months ended July 31, 2018 was 23.6%, compared to 27.0% for the three months ended July 31, 2017. The income tax provision for the nine months and three months ended July 31, 2018 reflects the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. The income tax provision for the nine months ended July 31, 2018 also reflects excess tax benefits related to stock-based compensation resulting from the adoption of ASU 2016-09; excess tax benefits are now reflected as a component of income taxes. The income tax provisions for all periods included a provision for state income taxes; interest accrued on anticipated tax assessments; tax benefits related to the utilization of domestic production activities deductions; and other permanent differences.
The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for our fiscal year ending October 31, 2018 will be 23.3%. Thereafter, the applicable statutory rate will be 21%. ASC 740, “Income Taxes” (“ASC 740”), requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate applied to earnings for the nine months and three months ended July 31, 2018 from 35% to 23.3%. In addition, we remeasured our net deferred tax liability for the tax law change, which resulted in income tax benefits of $36.2 million and $5.0 million in the nine months and three months ended July 31, 2018, respectively. Since the Tax Act includes many broad and complex changes to the U.S. tax code, we continue to analyze the impact of the provisions of the Tax Act on our financial statements and disclosures.
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
In connection with our initial analysis of the impact of the Tax Act on the three months ended January 31, 2018, and in accordance with SAB 118, we recorded a provisional net tax benefit of $31.2 million related to the re-measurement of our net deferred tax liability based on the rates at which our deferred tax balances are expected to reverse in the future. As of July 31, 2018, we increased the provisional net tax benefit by $5.0 million due primarily to the results included in the filing of our fiscal

2017 tax return in the third quarter of fiscal 2018. In addition, we are still analyzing certain aspects of the Tax Act including the impact of the Tax Act on our deferred tax assets and liabilities, including the estimate of the reversal of existing deferred tax assets and deferred tax liabilities at varying statutory rates and an estimate of the impact of the grandfathering provisions related to performance based executive compensation. The final impact of the Tax Act may differ significantly from this provisional amount, due to, among other things, changes in interpretations and assumptions made by us as a result of additional information and additional guidance that may be issued by the U.S. Department of the Treasury or any other relevant governing body. Any change to the provisional amount would be reflected as a discrete benefit or expense in the quarter that the adjustment is identified.
We currently operate in 21 states and are subject to various state tax jurisdictions. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. We estimate our rate for the full fiscal year 2018 for state income taxes will be approximately 7.2%. Our state income tax rate for the full fiscal year 2017 was 6.5%.
At July 31, 2018, we had $17.6 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Total stock-based compensation expense recognized	$21,879	$22,088	$6,532	$6,503
Income tax benefit recognized	$6,236	$8,718	$1,877	$2,624
At July 31, 2018 and October 31, 2017, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $27.6 million and $24.2 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Number of shares purchased (in thousands)	9,874	2,492	3,653	1,929
Average price per share	$43.30	$36.40	$37.24	$39.02
Remaining authorization at July 31 (in thousands)	13,223	13,347	13,223	13,347
Approximately 3.1 million shares purchased in the nine months ended July 31, 2018 were acquired under the previous share repurchase program.
Subsequent to July 31, 2018, we repurchased approximately 978,000 shares of our common stock at an average price of $36.32 per share.
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the nine months ended July 31, 2018 and 2017, we declared and paid dividends of $0.30 and $0.16 per share, respectively. During the three months ended July 31, 2018 and 2017, we declared and paid dividends of $0.11 and $0.08 per share, respectively.

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Numerator:
Net income as reported	$437,175	$343,617	$193,258	$148,563
Plus interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit (a)		1,147		378
Numerator for diluted earnings per share	$437,175	$344,764	$193,258	$148,941

Denominator:
Basic weighted-average shares	153,290	163,186	151,257	163,478
Common stock equivalents (b)	2,443	2,077	1,916	2,210
Shares attributable to 0.5% Exchangeable Senior Notes (a)		5,864		5,874
Diluted weighted-average shares	155,733	171,127	153,173	171,562

Other information:
Weighted-average number of antidilutive options and restricted stock units (c)	486	2,556	635	600
Shares issued under stock incentive and employee stock purchase plans	899	2,762	19	788

(a)	On September 15, 2017, we redeemed these notes for cash.

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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2018	October 31, 2017
Mortgage Loans Held for Sale	Level 2	$94,291	$132,922
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$324	$861
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1,232)	$(1,293)
Forward Loan Commitments — IRLCs	Level 2	$1,232	$1,293
At July 31, 2018 and October 31, 2017, the carrying value of cash and cash equivalents, restricted cash, and customer deposits approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2018	$93,481	$94,291	$810
At October 31, 2017	$131,861	$132,922	$1,061
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%
July 31 (1)	–	–	–

Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%
April 30	827 - 856	6 - 11	16.3%
July 31	465 - 754	3 - 10	16.5% - 19.5%
October 31	467 - 540	12 - 30	16.4%

(1)
The impairment charges recognized were related to our decisions to sell lots in a bulk sale in certain communities rather than sell and construct homes as previously intended. The sale price per lot used in the fair value determination for these bulk sales ranged from $10,000 to $155,000.

The table below provides, for the periods indicated, the fair value of operating communities whose carrying value was adjusted and the amount of impairment charges recognized ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30 (2)	65	4	$21,811	13,325
July 31 (3)	55	5	$43,063	9,065
				$26,126
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795

(2)	Includes $12.0 million of impairments from one community located in our North segment.

(3)	Includes $7.3 million of impairments from two communities located in our Mid-Atlantic segment.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2018		October 31, 2017
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$695,820	$697,187	$639,116	$639,088
Senior notes (b)	Level 1	2,869,876	2,833,514	2,469,876	2,626,131
Mortgage company loan facility (c)	Level 2	82,274	82,274	120,145	120,145
		$3,647,970	$3,612,975	$3,229,137	$3,385,364

(a)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(b)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(c)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Interest income	$5,259	$3,834	$1,967	$1,904
Income from ancillary businesses	10,209	13,205	2,753	3,489
Management fee income from home building unconsolidated entities, net	9,600	10,448	2,175	2,477
Retained customer deposits	4,951	4,461	796	1,407
Income from land and other sales	4,175	7,503	888	2,417
Other	1,562	(1,344)	2,386	(276)
Total other income – net	$35,756	$38,107	$10,965	$11,418
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the nine-month periods ended July 31, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $5.8 million and $4.2 million, respectively. In the three-month periods ended July 31, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $1.9 million and $1.4 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Revenues	$103,049	$96,536	$37,815	$35,242
Expenses	$92,840	$83,331	$35,062	$31,753
The table below provides, for the periods indicated, revenues and expenses recognized from land and other sales (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Revenues	$56,136	$151,470	$10,949	$4,633
Expenses	(48,127)	(148,625)	(10,061)	(2,420)
Deferred gain on land sale to joint venture	(3,834)
Deferred gain recognized		4,658		204
Income from land and other sales	$4,175	$7,503	$888	$2,417

Land sale revenues for the nine months ended July 31, 2018 include $28.8 million related to in substance real estate sale transactions which resulted in two Rental Property Joint Ventures in which we have a 50% interest in each. On one of these transactions, we recognized a gain of $1.0 million in the second quarter of fiscal 2018. In addition, due to our continued involvement in the joint venture primarily through guarantees provided on the joint venture’s debt, we deferred $3.8 million of gain from the sale in the nine-month period ended July 31, 2018. We expect to recognize this deferred gain as the related guarantees expire.
Land sale revenues for the nine months ended July 31, 2017 include $143.3 million related to an in substance real estate sale transaction which resulted in a new Home Building Joint Venture in which we have a 20% interest. No gain or loss was realized on the sale. The deferred gains recognized in the fiscal 2017 periods relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers which is included in deferred gains recognized above. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. See Note 6, “Accrued Expenses” for additional information regarding these warranty charges. In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company will produce documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of these matters.
Land Purchase Commitments
Generally, our purchase agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate a purchase agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2018	October 31, 2017
Aggregate purchase commitments:
Unrelated parties	$2,361,064	$1,986,276
Unconsolidated entities that the Company has investments in	178,065	248,801
Total	$2,539,129	$2,235,077

Deposits against aggregate purchase commitments	$157,488	$97,706
Credits to be received from unconsolidated entities	101,857	134,630
Additional cash required to acquire land	2,279,784	2,002,741
Total	$2,539,129	$2,235,077
Amount of additional cash required to acquire land included in accrued expenses	$683	$4,329
In addition, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2018, we also had purchase commitments to acquire land for apartment developments of approximately $190.0 million, of which we had outstanding deposits in the amount of $10.1 million. We intend to develop these projects in joint ventures with unrelated parties in the future.

We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2018, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2018, we had outstanding surety bonds amounting to $731.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $345.1 million of work remains on these improvements. We have an additional $181.6 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2018, we had outstanding letters of credit of $174.0 million under our Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2018, we had agreements of sale outstanding to deliver 7,100 homes with an aggregate sales value of $6.48 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2018	October 31, 2017
Aggregate mortgage loan commitments:
IRLCs	$673,305	$350,740
Non-IRLCs	1,515,409	1,146,872
Total	$2,188,714	$1,497,612
Investor commitments to purchase:
IRLCs	$673,305	$350,740
Mortgage loans held for sale	85,907	125,710
Total	$759,212	$476,450
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, Utah, and Washington
California:    California
In the first quarter of fiscal 2018, we acquired our first parcel of land in Salt Lake City, Utah. We commenced operations in Utah in the third quarter of fiscal 2018.

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Revenues:
Traditional Home Building:
North	$626,719	$560,812	$266,226	$225,829
Mid-Atlantic	765,925	692,457	304,060	281,915
South	711,466	591,211	299,259	253,904
West	989,877	821,241	382,455	307,406
California	1,336,183	928,303	610,737	335,224
Traditional Home Building	4,430,170	3,594,024	1,862,737	1,404,278
City Living	257,850	193,127	50,616	98,631
Total	$4,688,020	$3,787,151	$1,913,353	$1,502,909

Income (loss) before income taxes:
Traditional Home Building:
North	$23,276	$37,042	$21,240	$16,436
Mid-Atlantic	54,958	69,171	20,614	35,628
South	74,006	67,496	34,729	33,566
West	138,773	111,002	60,120	43,180
California	286,797	199,232	140,278	72,703
Traditional Home Building	577,810	483,943	276,981	201,513
City Living	60,266	131,782	13,617	46,750
Corporate and other	(100,633)	(103,161)	(37,501)	(44,689)
Total	$537,443	$512,564	$253,097	$203,574
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2018	October 31, 2017
Traditional Home Building:
North	$1,062,941	$1,074,969
Mid-Atlantic	1,216,005	1,121,013
South	1,291,591	1,184,956
West	1,561,175	1,275,298
California	2,908,607	2,630,041
Traditional Home Building	8,040,319	7,286,277
City Living	540,532	647,174
Corporate and other	1,368,369	1,511,774
Total	$9,949,220	$9,445,225
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2018	2017
Cash flow information:
Interest paid, net of amount capitalized	$7,191	$3,142
Income tax payments	$116,638	$88,281
Income tax refunds	$322	$1,719
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$142,003	$25,880
Financed portion of land sale		$625
(Increase) decrease in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities	$(253)	$12,235
Rental property acquired by capital land lease		$7,167
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital		$5,119
Transfer of other assets to inventory	$20,763
Transfer of inventory to investment in unconsolidated entities		$36,256
Transfer of other assets to investment in unconsolidated entities	$21,546
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities	$5,995
Increase in other assets for noncontrolling interest in VIE	$2,801
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(311)	$1,977
Acquisition of a Business:
Fair value of assets purchased		$90,560
Liabilities assumed		$5,377
Cash paid		$85,183

16. Supplemental Guarantor Information
At July 31, 2018, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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
As of October 31, 2017, one of our 100%-owned subsidiaries was released from its guarantee obligation on these Senior Notes. The Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and of Cash Flows for the nine months and three months ended July 31, 2017 presented below has been retroactively restated to reflect this subsidiary as a Nonguarantor Subsidiary.
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

Condensed Consolidating Balance Sheet at July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	333,839	188,342	—	522,181
Restricted cash				686		686
Inventory			7,810,796	146,820		7,957,616
Property, construction and office equipment, net			171,560	24,168		195,728
Receivables, prepaid expenses and other assets			302,064	420,319	(99,981)	622,402
Mortgage loans held for sale				94,291		94,291
Customer deposits held in escrow			129,855	6,467		136,322
Investments in unconsolidated entities			44,991	375,003		419,994
Investments in and advances to consolidated entities	4,569,837	2,921,962	155,315	128,331	(7,775,445)	—
	4,569,837	2,921,962	8,948,420	1,384,427	(7,875,426)	9,949,220
LIABILITIES AND EQUITY
Liabilities
Loans payable			694,409			694,409
Senior notes		2,860,771				2,860,771
Mortgage company loan facility				82,274		82,274
Customer deposits			457,712	12,519		470,231
Accounts payable			326,518	1,354		327,872
Accrued expenses	974	43,350	581,208	418,578	(108,026)	936,084
Advances from consolidated entities			1,592,201	592,763	(2,184,964)	—
Income taxes payable	40,199					40,199
Total liabilities	41,173	2,904,121	3,652,048	1,107,488	(2,292,990)	5,411,840
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	722,461	49,400		93,734	(143,134)	722,461
Retained earnings (deficit)	4,866,980	(31,559)	5,296,324	171,483	(5,436,248)	4,866,980
Treasury stock, at cost	(1,060,746)					(1,060,746)
Accumulated other comprehensive loss	(1,810)					(1,810)
Total stockholders’ equity	4,528,664	17,841	5,296,372	268,223	(5,582,436)	4,528,664
Noncontrolling interest				8,716		8,716
Total equity	4,528,664	17,841	5,296,372	276,939	(5,582,436)	4,537,380
	4,569,837	2,921,962	8,948,420	1,384,427	(7,875,426)	9,949,220

Condensed Consolidating Balance Sheet at October 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	533,204	179,625	—	712,829
Restricted cash			1,500	982		2,482
Inventory			7,017,331	264,122		7,281,453
Property, construction and office equipment, net			165,464	24,083		189,547
Receivables, prepaid expenses and other assets			319,592	296,699	(74,074)	542,217
Mortgage loans held for sale				132,922		132,922
Customer deposits held in escrow			96,956	5,061		102,017
Investments in unconsolidated entities			66,897	414,861		481,758
Investments in and advances to consolidated entities	4,589,228	2,514,649	91,740	126,799	(7,322,416)	—
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable			637,416			637,416
Senior notes		2,462,463				2,462,463
Mortgage company loan facility				120,145		120,145
Customer deposits			377,083	18,943		396,026
Accounts payable			271,617	3,606		275,223
Accrued expenses	141	34,345	563,577	440,631	(79,341)	959,353
Advances from consolidated entities			1,584,957	659,904	(2,244,861)	—
Income taxes payable	57,893			(384)		57,509
Total liabilities	58,034	2,496,808	3,434,650	1,242,845	(2,324,202)	4,908,135
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	720,115	49,400		93,734	(143,134)	720,115
Retained earnings (deficit)	4,474,064	(31,559)	4,857,986	99,673	(4,926,100)	4,474,064
Treasury stock, at cost	(662,854)					(662,854)
Accumulated other comprehensive loss	(1,910)					(1,910)
Total stockholders’ equity	4,531,194	17,841	4,858,034	196,413	(5,072,288)	4,531,194
Noncontrolling interest				5,896		5,896
Total equity	4,531,194	17,841	4,858,034	202,309	(5,072,288)	4,537,090
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,492,956	329,633	(134,569)	4,688,020
Cost of revenues			3,561,287	223,990	(43,021)	3,742,256
Selling, general and administrative	57	2,397	514,921	61,543	(80,928)	497,990
	57	2,397	4,076,208	285,533	(123,949)	4,240,246
Income (loss) from operations	(57)	(2,397)	416,748	44,100	(10,620)	447,774
Other:
Income from unconsolidated entities			16,743	37,170		53,913
Other income – net			19,288	5,252	11,216	35,756
Intercompany interest income		105,598	1,052	3,235	(109,885)	—
Interest expense		(103,201)	(3,235)	(1,477)	107,913	—
Income from subsidiaries	537,500		88,280		(625,780)	—
Income before income taxes	537,443	—	538,876	88,280	(627,156)	537,443
Income tax provision	100,268		100,538	16,470	(117,008)	100,268
Net income	437,175	—	438,338	71,810	(510,148)	437,175
Other comprehensive income	512					512
Total comprehensive income	437,687	—	438,338	71,810	(510,148)	437,687

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			3,699,032	224,120	(136,001)	3,787,151
Cost of revenues			2,896,053	145,229	(54,811)	2,986,471
Selling, general and administrative	45	3,010	459,606	55,385	(79,549)	438,497
	45	3,010	3,355,659	200,614	(134,360)	3,424,968
Income (loss) from operations	(45)	(3,010)	343,373	23,506	(1,641)	362,183
Other:
Income from unconsolidated entities			11,224	101,050		112,274
Other income – net	7,049		19,969	9,482	1,607	38,107
Intercompany interest income		116,164	48	3,370	(119,582)	—
Interest expense		(120,178)	(3,370)	(1,328)	124,876	—
Income from subsidiaries	505,560		129,056		(634,616)	—
Income (loss) before income taxes	512,564	(7,024)	500,300	136,080	(629,356)	512,564
Income tax provision (benefit)	168,947	(2,556)	182,055	49,518	(229,017)	168,947
Net income (loss)	343,617	(4,468)	318,245	86,562	(400,339)	343,617
Other comprehensive income	504					504
Total comprehensive income (loss)	344,121	(4,468)	318,245	86,562	(400,339)	344,121

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,865,613	91,975	(44,235)	1,913,353
Cost of revenues			1,468,135	52,247	(10,763)	1,509,619
Selling, general and administrative	25	770	181,793	21,209	(29,726)	174,071
	25	770	1,649,928	73,456	(40,489)	1,683,690
Income (loss) from operations	(25)	(770)	215,685	18,519	(3,746)	229,663
Other:
Income from unconsolidated entities			10,010	2,459		12,469
Other income – net			6,605	1,186	3,174	10,965
Intercompany interest income		36,395	663	1,154	(38,212)	—
Interest expense		(35,625)	(1,154)	(691)	37,470	—
Income from subsidiaries	253,122		22,627		(275,749)	—
Income before income taxes	253,097	—	254,436	22,627	(277,063)	253,097
Income tax provision	59,839		60,096	7,135	(67,231)	59,839
Net income	193,258	—	194,340	15,492	(209,832)	193,258
Other comprehensive income	170					170
Total comprehensive income	193,428	—	194,340	15,492	(209,832)	193,428

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,459,115	94,422	(50,628)	1,502,909
Cost of revenues			1,128,705	65,595	(18,272)	1,176,028
Selling, general and administrative	21	1,045	162,388	20,207	(29,011)	154,650
	21	1,045	1,291,093	85,802	(47,283)	1,330,678
Income (loss) from operations	(21)	(1,045)	168,022	8,620	(3,345)	172,231
Other:
Income from unconsolidated entities			2,746	17,179		19,925
Other income – net	2,367		8,827	673	(449)	11,418
Intercompany interest income		41,111	48	1,224	(42,383)	—
Interest expense		(42,433)	(3,370)	(374)	46,177	—
Income from subsidiaries	201,228		24,954		(226,182)	—
Income (loss) before income taxes	203,574	(2,367)	201,227	27,322	(226,182)	203,574
Income tax provision (benefit)	55,011	(839)	71,787	9,419	(80,367)	55,011
Net income (loss)	148,563	(1,528)	129,440	17,903	(145,815)	148,563
Other comprehensive income	167					167
Total comprehensive income (loss)	148,730	(1,528)	129,440	17,903	(145,815)	148,730

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	4,283	10,844	(145,009)	59,749	(2,107)	(72,240)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(21,434)	(267)		(21,701)
Investments in unconsolidated entities			(2,210)	(12,979)		(15,189)
Return of investments in unconsolidated entities			28,351	65,318		93,669
Investment in foreclosed real estate and distressed loans				(519)		(519)
Return of investments in foreclosed real estate and distressed loans				3,934		3,934
Intercompany advances	458,400	(407,313)			(51,087)	—
Net cash provided by (used in) investing activities	458,400	(407,313)	4,707	55,487	(51,087)	60,194
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Debt issuance costs for senior notes		(3,531)				(3,531)
Proceeds from loans payable			590,000	1,318,085		1,908,085
Principal payments of loans payable			(664,542)	(1,355,953)		(2,020,495)
Proceeds from stock-based benefit plans	9,731					9,731
Purchase of treasury stock	(426,895)					(426,895)
Dividends paid	(45,519)					(45,519)
Receipts related to noncontrolling interest, net				22		22
Intercompany advances			15,479	(68,673)	53,194	—
Net cash (used in) provided by financing activities	(462,683)	396,469	(59,063)	(106,519)	53,194	(178,602)
Net (decrease) increase in cash and cash equivalents	—	—	(199,365)	8,717	—	(190,648)
Cash and cash equivalents, beginning of period	—	—	533,204	179,625	—	712,829
Cash and cash equivalents, end of period	—	—	333,839	188,342	—	522,181

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2017:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	131,024	19,726	(60,773)	326,912	(8,904)	407,985
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(22,797)	396		(22,401)
Sale and redemption of marketable securities and restricted investments — net	10,631			7,418		18,049
Investments in unconsolidated entities			(3,471)	(116,243)		(119,714)
Return of investments in unconsolidated entities			57,068	82,278		139,346
Investment in foreclosed real estate and distressed loans				(688)		(688)
Return of investments in foreclosed real estate and distressed loans				12,429		12,429
Acquisition of a business			(85,183)			(85,183)
Investment paid - intercompany			(45,000)		45,000	—
Intercompany advances	(82,881)	(470,763)			553,644	—
Net cash used in investing activities	(72,250)	(470,763)	(99,383)	(14,410)	598,644	(58,162)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		455,483				455,483
Debt issuance costs for senior notes		(4,446)				(4,446)
Proceeds from loans payable			125,068	958,404		1,083,472
Principal payments of loans payable			(402,596)	(1,110,482)		(1,513,078)
Proceeds from stock-based benefit plans	57,958					57,958
Purchase of treasury stock	(90,716)					(90,716)
Dividends paid	(26,016)					(26,016)
Investment received - intercompany				45,000	(45,000)	—
Intercompany advances			638,771	(94,031)	(544,740)	—
Net cash (used in) provided by financing activities	(58,774)	451,037	361,243	(201,109)	(589,740)	(37,343)
Net increase in cash and cash equivalents	—	—	201,087	111,393	—	312,480
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	784,527	161,668	—	946,195

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
We operate in two segments: Traditional Home Building and City Living. We conduct our Traditional Home Building operations in five geographic areas around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Idaho, Nevada, Utah, and Washington, and (5) California.
OVERVIEW
Financial and Operational Highlights
In the nine-month period ended July 31, 2018, we recognized $4.69 billion of revenues and net income of $437.2 million, as compared to $3.79 billion of revenues and net income of $343.6 million in the nine-month period ended July 31, 2017. In the three-month period ended July 31, 2018, we recognized $1.91 billion of revenues and net income of $193.3 million, as compared to $1.50 billion of revenues and net income of $148.6 million in the three-month period ended July 31, 2017.
In the nine-month periods ended July 31, 2018 and 2017, the value of net contracts signed was $6.11 billion (6,804 homes) and $5.07 billion (6,196 homes), respectively. In the three-month periods ended July 31, 2018 and July 31, 2017, the value of net contracts signed was $2.03 billion (2,316 homes) and $1.81 billion (2,163 homes).
The value of our backlog at July 31, 2018 was $6.48 billion (7,100 homes), as compared to our backlog at July 31, 2017 of $5.31 billion (6,282 homes). Our backlog at October 31, 2017 was $5.06 billion (5,851 homes), as compared to backlog of $3.98 billion (4,685 homes) at October 31, 2016.
At July 31, 2018, we had $522.2 million of cash and cash equivalents on hand and approximately $1.12 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At July 31, 2018, we had no outstanding borrowings under the Credit Facility. We had approximately $174.0 million of outstanding letters of credit under the Credit Facility.
At July 31, 2018, we owned or controlled through options approximately 53,600 home sites, as compared to approximately 48,300 at October 31, 2017; and approximately 48,800 at October 31, 2016. Of the approximately 53,600 total home sites that we owned or controlled through options at July 31, 2018, we owned approximately 33,900 and controlled approximately 19,700 through options. Of the 33,900 home sites owned, approximately 17,000 were substantially improved. In addition, at July 31, 2018, we expected to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At July 31, 2018, we were selling from 301 communities, compared to 305 at October 31, 2017; and 310 at October 31, 2016.
At July 31, 2018, our total stockholders’ equity and our debt to total capitalization ratio were $4.53 billion and 0.45 to 1.00, respectively.
Our Business Environment and Current Outlook
We believe that solid demand for homes, the limited supply of resale and new homes, and the financial strength of our affluent buyers, coupled with our significant land positions and the capital to expand, are driving our growth. Our buyers are further benefiting from a good employment picture, strong consumer confidence, a robust stock market, and increasing equity in their existing homes. We believe that gradually rising interest rates tied to a strengthening economy will not upset demand. In the nine months ended July 31, 2018, the value and number of net signed contracts increased 20.3% and 9.8%, respectively, as compared to the nine months ended July 31, 2017; and increased 45.9% and 36.3%, respectively, as compared to the nine months ended July 31, 2016.
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
The supply of new and existing homes continues to trail the growth in population and households. We believe that in certain markets, the new home market has room for growth. We further believe that, as the national economy continues to improve and as the millennial generation comes of age, an increase in demand will drive production of new homes to address the existing deficit in housing supply compared to projected household growth.
Other
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. These changes include: (i) reducing the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017; (ii) eliminating the corporate alternative minimum tax; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (iv) repeal of the domestic production activities deduction for tax years beginning after December 31, 2017; and (v) establishing new limits on the federal tax deductions individual taxpayers may take as a result of mortgage loan interest payments, and state and local tax payments, including real estate taxes.
As required under accounting rules, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $36.2 million and $5.0 million in the nine months and three months ended July 31, 2018, respectively. Since the Tax Act includes many broad and complex changes to the U.S. tax code, we continue to analyze the impact the provisions of the Tax Act may have on our financial statements. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
Defective I-Joists
In early July 2017, one of our lumber suppliers publicly announced a floor joist recall. We believe that these floor joists were present in approximately 350 of our homes that had been built or were under construction in our North and West geographic segments. Of the approximately 350 affected homes, eight of them had already been delivered to home buyers at the time the joist recall was announced. After the joist recall was announced, 39 home buyers canceled their contracts and 20 home buyers transferred their contracts to another home site. The remediation of the defective floor joists has been completed for all affected homes. At July 31, 2018, there were approximately 18 affected homes in backlog and another 24 were not yet sold. We began delivering these homes in the first quarter of fiscal 2018 and expect to deliver substantially all of the remaining homes in backlog by the end of fiscal 2018. The supplier has reimbursed us for all costs associated with the remediation of the defective floor joists.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the nine months and three months ended July 31, 2018 and 2017 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	% Change	2018	2017	% Change
Revenues	$4,688.0	$3,787.2	24%	$1,913.4	$1,502.9	27%
Cost of revenues	3,742.3	2,986.5	25%	1,509.6	1,176.0	28%
Selling, general and administrative	498.0	438.5	14%	174.1	154.7	13%
	4,240.2	3,425.0	24%	1,683.7	1,330.7	27%
Income from operations	447.8	362.2	24%	229.7	172.2	33%
Other
Income from unconsolidated entities	53.9	112.3	(52)%	12.5	19.9	(37)%
Other income – net	35.8	38.1	(6)%	11.0	11.4	(4)%
Income before income taxes	537.4	512.6	5%	253.1	203.6	24%
Income tax provision	100.3	168.9	(41)%	59.8	55.0	9%
Net income	$437.2	$343.6	27%	$193.3	$148.6	30%

Supplemental information:
Cost of revenues as a percentage of revenues	79.8%	78.9%		78.9%	78.3%
SG&A as a percentage of revenues	10.6%	11.6%		9.1%	10.3%
Effective tax rate	18.7%	33.0%		23.6%	27.0%

Deliveries – units	5,555	4,727	18%	2,246	1,899	18%
Deliveries – average delivered price *	$843.9	$801.2	5%	$851.9	$791.4	8%

Net contracts signed – value	$6,105.6	$5,073.3	20%	$2,032.0	$1,811.0	12%
Net contracts signed – units	6,804	6,196	10%	2,316	2,163	7%
Net contracts signed – average selling price *	$897.4	$818.8	10%	$877.4	$837.3	5%

	July 31, 2018	July 31, 2017	% Change	October 31, 2017	October 31, 2016	% Change
Backlog – value	$6,479.1	$5,309.0	22%	$5,061.5	$3,984.1	27%
Backlog – units	7,100	6,282	13%	5,851	4,685	25%
Backlog – average selling price *	$912.5	$845.1	8%	$865.1	$850.4	2%
* $ amounts in thousands.
Note: Due to rounding, amounts may not add.
Revenues and Cost of Revenues
The increase in revenues for the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was attributable to an 18% increase in the number of homes delivered primarily due to higher backlog at October 31, 2017, as compared to October 31, 2016, and a 5% increase in the average price of the homes delivered. The increase in the average delivered home price was mainly due to an increase in the number of homes delivered in California and City Living, where home prices were higher, and a shift in the number of homes delivered to more expensive areas and/or products in California and City Living in the fiscal 2018 period, as compared to the fiscal 2017 period. These increases were partially offset by an increase in deliveries of lower priced attached and active-adult products primarily in our North segment and an increase in deliveries in Idaho, where average delivered home prices were lower than the Company average. The increase in cost of revenues, as a percentage of revenues, in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was principally due to higher inventory impairment charges; higher material and labor costs; a higher number of closings in attached home communities (including active-adult), primarily in our North segment where margins were lower than our Company average; a $6.0 million benefit in the fiscal 2017 period from the reversal of an accrual for offsite improvements at a completed community that was no longer required; and state reimbursements of $4.7 million in the fiscal 2017 period of previously expensed environmental clean-up costs. These increases were offset, in part, by an increase in revenues generated in California and City Living, where cost of revenues, as a percentage of revenues, were lower than the Company average; recovery of approximately $9.7 million from litigation settlements; and lower interest expense in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017. In the nine months ended July 31, 2018 and 2017, interest expense as a percentage of revenues was 2.7% and 3.0%, respectively, and we recognized inventory impairments and write-offs of $28.7 million and $11.3 million, respectively.
The increase in revenues for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was attributable to an 18% increase in the number of homes delivered primarily due to higher backlog at October 31, 2017, as compared to October 31, 2016, and an 8% increase in the average price of the homes delivered. The increase in the average delivered home price was primarily due to an increase in the number of homes delivered in California, where home prices were higher, and a shift in the number of homes delivered to more expensive areas and/or products in California and City Living in the fiscal 2018 period, as compared to the fiscal 2017 period. These increases were partially offset by an increase in deliveries of lower priced attached home communities (including active-adult) primarily in our North segment and an increase in deliveries in Idaho where average delivered home prices were lower than the Company average, in the fiscal 2018 period, as compared to the fiscal 2017 period. The increase in cost of revenues, as a percentage of revenues, in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was principally due to higher inventory impairment charges; higher material and labor costs; a higher number of closings in attached home communities (including active-adult), primarily in our North segment where margins were lower than our Company average; a $6.0 million benefit in the fiscal 2017 period from the reversal of an accrual for offsite improvements at a completed community that was no longer required; and state reimbursements of $4.7 million in the fiscal 2017 period of previously expensed environmental clean-up costs. These increases were offset, in part, by an increase in revenues generated in California, where cost of revenues, as a percentage of revenues, were lower than the Company average; recovery of approximately $9.7 million from litigation settlements; and lower interest expense in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. In the three months ended July 31, 2018 and 2017, interest expense as a percentage of revenues was 2.6% and 3.1%, and we recognized inventory impairments and write-offs of $11.1 million and $2.4 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $59.5 million in the nine-month period ended July 31, 2018, as compared to the nine-month period ended July 31, 2017. As a percentage of revenues, SG&A was 10.6% and 11.6% in the fiscal 2018 period and the fiscal 2017 period, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased insurance costs due to increased revenues. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the overall increase in our business in the fiscal 2018 period, as compared to the fiscal 2017 period. The decrease in SG&A as a percentage of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was due to SG&A spending increasing 14% while revenues increased 24% from the fiscal 2017 period.
SG&A spending increased by $19.4 million in the three-month period ended July 31, 2018, as compared to the three-month period ended July 31, 2017. As a percentage of revenues, SG&A decreased to 9.1% in the fiscal 2018 period, from 10.3% in the fiscal 2017 period. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased insurance costs due to increased revenues. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the overall increase in our business in the fiscal 2018 period, as compared to the fiscal 2017 period. The decrease in SG&A as a percentage of revenues in the fiscal 2018 period, as compared to the fiscal 2017 period, was due to a 13% increase in SG&A spending while revenues increased 27% from the fiscal 2017 period.
Income from Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures, (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
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
The decrease in income from unconsolidated entities in the nine-month period ended July 31, 2018, as compared to the nine-month period ended July 31, 2017, was due mainly to lower income from two of our Home Building Joint Ventures located in New York, New York, where the fiscal 2017 period benefited from the commencement of deliveries in the fourth quarter of fiscal 2016; $26.7 million of gains recognized related to the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey, and the suburbs of Philadelphia, Pennsylvania, in the fiscal 2017 period; and a $4.0 million impairment charge we recognized on one of our Land Development Joint Ventures in the fiscal 2018 period, as compared to a $2.0 million impairment charge recognized on the same joint venture in the fiscal 2017 period. These decreases were partially offset by $39.5 million of gains recognized in the fiscal 2018 period from asset sales by two of our Rental Property Joint Ventures located in College Park, Maryland and Westborough, Massachusetts.
The decrease in income from unconsolidated entities for the three-month period ended July 31, 2018, as compared to the three-month period ended July 31, 2017, was due principally to lower income from one of our Home Building Joint Ventures located in New York, New York, where the fiscal 2017 period benefited from the ongoing deliveries which had commenced in the fourth quarter of fiscal 2016 and a $4.0 million impairment charge we recognized on one of our Land Development Joint Ventures in the fiscal 2018 period. These decreases were partially offset by an $8.7 million gain recognized in the fiscal 2018 period from the sale by one of our Rental Property Joint Ventures of its multifamily rental property located in Westborough, Massachusetts.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2018	2017	2018	2017
Income from ancillary businesses	$10,209	$13,205	$2,753	$3,489
Management fee income from home building unconsolidated entities, net	9,600	10,448	2,175	2,477
Income from land and other sales	4,175	7,503	888	2,417
Other	11,772	6,951	5,149	3,035
Total other income – net	$35,756	$38,107	$10,965	$11,418
The decrease in income from ancillary businesses in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was mainly due to a decrease in earnings from Gibraltar Capital and Asset Management, LLC (“Gibraltar”) due to the continued liquidation of its distressed loans and foreclosed real estate assets. Gibraltar’s current business strategy is, through joint ventures, to finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in the nine-month periods ended July 31, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $5.8 million and $4.2 million, respectively. In the three-month periods ended July 31, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $1.9 million and $1.4 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in income from land and other sales in the nine-month period ended July 31, 2018, as compared to the nine-month period ended July 31, 2017, was primarily due to $4.7 million of previously deferred gains recognized in the fiscal 2017 period related to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.

The increases in other in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were due to $2.6 million received related to resolution of the defective floor joists issue. The nine-month period ended July 31, 2018 also benefited from higher interest income, as compared the nine-month period ended July 31, 2017.
Income Before Income Taxes
For the nine-month period ended July 31, 2018, we reported income before income taxes of $537.4 million, as compared to $512.6 million in the nine-month period ended July 31, 2017. For the three-month period ended July 31, 2018, we reported income before income taxes of $253.1 million, as compared to $203.6 million in the three-month period ended July 31, 2017.
Income Tax Provision
We recognized income tax provisions of $100.3 million and $59.8 million in the nine-month and three-month periods ended July 31, 2018, respectively. Based upon the blended federal statutory rate of 23.3% for the fiscal 2018 periods, our federal tax provisions would have been $125.2 million and $59.0 million in the nine-month and three-month periods ended July 31, 2018, respectively. The difference between the tax provision recognized and the tax provision based on the federal statutory rate in the nine-month and three-month periods ended July 31, 2018 was mainly due to the impact of the Tax Act, tax benefits related to the utilization of domestic production activities deductions, and other permanent differences offset, in part, by the provision for state income taxes. The nine-month period ended July 31, 2018 also benefited from excess tax benefits related to stock-based compensation. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
In the nine-month and three-month periods ended July 31, 2017, we recognized income tax provisions of $168.9 million and $55.0 million, respectively. Based upon the federal statutory rate of 35%, our federal tax provisions would have been $179.4 million and $71.3 million in the nine-month and three-month periods ended July 31, 2017, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate were due mainly to the reversal of state deferred tax asset valuation allowances and tax benefits related to the utilization of domestic production activities deductions partially offset by the provision for state income taxes and other permanent differences.
Contracts
The aggregate value of net contracts signed increased $1.03 billion, or 20%, in the nine-month period ended July 31, 2018, as compared to the prior year period. In the nine-month periods ended July 31, 2018 and 2017, the value of net contracts signed was $6.11 billion (6,804 homes) and $5.07 billion (6,196 homes), respectively.
The aggregate value of net contracts signed increased $221.0 million, or 12%, in the three-month period ended July 31, 2018, as compared to the prior year period. In the three-month periods ended July 31, 2018 and 2017, the value of net contracts signed was $2.03 billion (2,316 homes) and $1.81 billion (2,163 homes), respectively.
The increases in the aggregate value of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly the result of increases of 10% and 7% in the number of net contracts signed in the nine-month and three-month periods, respectively, and increases of 10% and 5% in the average value of each contract signed in the nine-month and three-month periods, respectively. The increases in the number of net contracts signed were the result of increased demand, offset, in part, by a decrease in the average number of selling communities in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increases in average price of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to a shift in the number of contracts signed to more expensive areas and/or products and price increases in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
Backlog
The value of our backlog at July 31, 2018 increased 22% to $6.48 billion (7,100 homes), as compared to the value of our backlog at July 31, 2017 of $5.31 billion (6,282 homes). Our backlog at October 31, 2017 and 2016 was $5.06 billion (5,851 homes) and $3.98 billion (4,685 homes), respectively.
The increase in the value of our backlog at July 31, 2018, as compared to the backlog at July 31, 2017, was primarily attributable to net contracts signed of approximately $7.89 billion in the twelve-month period ended July 31, 2018, offset, in part, by deliveries of approximately $6.72 billion in the twelve-month period ended July 31, 2018.
For more information regarding results of operations by segment, see “Segments” in this MD&A.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets. At July 31, 2018 and October 31, 2017, we had $522.2 million and $712.8 million of cash and cash equivalents, respectively. Cash used in operating activities during the nine-month period ended July 31, 2018 was $72.2 million. Cash used in operating activities during the fiscal 2018 period was primarily related to the purchase of inventory and an increase in receivables, prepaid expenses, and other assets; offset, in part, by net income adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes; an increase in mortgage loans sold, net of mortgage loans originated; and increases in customer deposits, accounts payable, and accrued expenses.
In the nine-month period ended July 31, 2018, cash provided by investing activities was $60.2 million, which was primarily related to $97.6 million of cash received as returns of our investments in unconsolidated entities, foreclosed real estate, and distressed loans. This was offset, in part, by $21.7 million for the purchase of property and equipment and $15.2 million used to fund our investments in unconsolidated entities.
We used $178.6 million of cash in financing activities in the nine-month period ended July 31, 2018 primarily for the repurchase of $426.9 million of our common stock; the repayment of $112.4 million of loans payable, net of borrowings; and the payment of dividends on our common stock of $45.5 million; offset, in part, by the net proceeds of $396.5 million from the issuance of $400.0 million aggregate principal amount of 4.350% Senior Notes due 2028 and the proceeds of $9.7 million from our stock-based benefit plans.
At July 31, 2017, we had $946.2 million of cash and cash equivalents. At October 31, 2016, we had $633.7 million of cash and cash equivalents. Cash provided by operating activities during the nine-month period ended July 31, 2017 was $408.0 million. Cash provided by operating activities during the fiscal 2017 period was primarily related to net income before stock-based compensation, inventory impairments, and depreciation and amortization; a decrease in mortgage loans held for sale; a decrease in restricted cash; a decrease in receivables, prepaid expenses, and other assets; and increases in customer deposits and income taxes payable; offset, in part, by an increase in inventory and a decrease in accounts payable and accrued expenses.
In the nine-month period ended July 31, 2017, cash used in investing activities was $58.2 million. Cash used in investing activities was primarily related to $119.7 million used to fund our investments in unconsolidated entities, $85.2 million used to acquire Coleman Real Estate Holding, LLC, and $22.4 million for the purchase of property and equipment. This was offset, in part, by $151.8 million of cash received as returns of our investments in unconsolidated entities, foreclosed real estate, and distressed loans and $18.0 million received from the sale and redemption of marketable securities and restricted investments – net.
We used $37.3 million of cash from financing activities in the nine-month period ended July 31, 2017 primarily for the repayment of $429.6 million of loans payable, net of borrowings, the repurchase of $90.7 million of our common stock, and the payment of dividends on our common stock of $26.0 million, offset, in part, by the net proceeds of $451.0 million from the issuance of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2027, and the proceeds of $58.0 million from our stock-based benefit plans.
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, as we did during the period from April 2006 through January 2010, which would further reduce our inventory levels and cash needs. At July 31, 2018, we owned or controlled through options approximately 53,600 home sites, of which we owned approximately 33,900. Of our owned home sites at July 31, 2018, significant improvements were completed on approximately 17,000 of them.
At July 31, 2018, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.54 billion (including $178.1 million of land to be acquired from joint ventures in which we have invested). Of the $2.54 billion of land purchase commitments, we paid or deposited $157.5 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.28 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. In addition, at July 31, 2018, we had purchase commitments to acquire land for apartment developments of approximately $190.0 million, of which we had outstanding deposits in the amount of $10.1 million.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.41 billion. Under the terms of the Credit Facility, at July 31, 2018, our leverage ratio was approximately 0.71 to 1.00, and our tangible net worth was approximately $4.48 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.39 billion as of July 31, 2018. At July 31, 2018, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit thereunder of approximately $174.0 million.
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
At July 31, 2018, we had investments in these entities of $420.0 million and were committed to invest or advance up to an additional $40.2 million to these entities if they require additional funding. At July 31, 2018, we had agreed to terms for the acquisition of 276 home sites from three joint ventures for an estimated aggregate purchase price of $178.1 million. In addition, we expect to purchase approximately 2,300 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of July 31, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2018, certain unconsolidated entities have loan commitments aggregating $1.14 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $293.0 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2018, the unconsolidated entities had borrowed an aggregate of $767.1 million, of which we estimate $242.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 11 months to 44 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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
Units Delivered and Revenues:

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$626.7	$560.8	12%	950	812	17%	$659.7	$690.6	(4)%
Mid-Atlantic	765.9	692.5	11%	1,217	1,133	7%	$629.3	$611.2	3%
South	711.5	591.2	20%	942	808	17%	$755.3	$731.7	3%
West	989.9	821.3	21%	1,502	1,240	21%	$659.1	$662.2	—%
California	1,336.2	928.3	44%	822	621	32%	$1,625.5	$1,494.8	9%
Traditional Home Building	4,430.2	3,594.1	23%	5,433	4,614	18%	$815.4	$778.9	5%
City Living	257.8	193.1	34%	122	113	8%	$2,113.1	$1,708.8	24%
Total	$4,688.0	$3,787.2	24%	5,555	4,727	18%	$843.9	$801.2	5%

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$266.2	$225.8	18%	403	326	24%	$660.6	$692.7	(5)%
Mid-Atlantic	304.1	281.9	8%	487	469	4%	$624.4	$601.1	4%
South	299.3	253.9	18%	402	344	17%	$744.4	$738.1	1%
West	382.5	307.4	24%	558	464	20%	$685.4	$662.1	4%
California	610.7	335.2	82%	367	218	68%	$1,664.1	$1,537.7	8%
Traditional Home Building	1,862.8	1,404.2	33%	2,217	1,821	22%	$840.2	$771.2	9%
City Living	50.6	98.7	(49)%	29	78	(63)%	$1,745.4	$1,264.5	38%
Total	$1,913.4	$1,502.9	27%	2,246	1,899	18%	$851.9	$791.4	8%

Net Contracts Signed:

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$689.7	$675.8	2%	987	1,052	(6)%	$698.8	$642.4	9%
Mid-Atlantic	903.0	884.3	2%	1,416	1,416	—%	$637.7	$624.5	2%
South	889.8	750.0	19%	1,183	1,002	18%	$752.2	$748.5	—%
West	1,197.0	1,019.7	17%	1,715	1,592	8%	$698.0	$640.5	9%
California	2,186.5	1,572.0	39%	1,342	1,022	31%	$1,629.3	$1,538.2	6%
Traditional Home Building	5,866.0	4,901.8	20%	6,643	6,084	9%	$883.0	$805.7	10%
City Living	239.6	171.5	40%	161	112	44%	$1,488.2	$1,531.3	(3)%
Total	$6,105.6	$5,073.3	20%	6,804	6,196	10%	$897.4	$818.8	10%

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$239.7	$239.9	—%	353	368	(4)%	$679.1	$651.8	4%
Mid-Atlantic	343.0	300.8	14%	544	473	15%	$630.6	$636.0	(1)%
South	311.3	251.9	24%	414	330	25%	$751.9	$763.4	(2)%
West	417.9	335.3	25%	566	537	5%	$738.4	$624.4	18%
California	639.4	642.7	(1)%	390	408	(4)%	$1,639.4	$1,575.3	4%
Traditional Home Building	1,951.3	1,770.6	10%	2,267	2,116	7%	$860.8	$836.8	3%
City Living	80.7	40.4	100%	49	47	4%	$1,646.3	$858.5	92%
Total	$2,032.0	$1,811.0	12%	2,316	2,163	7%	$877.4	$837.3	5%
Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$879.1	$807.7	9%	1,254	1,217	3%	$701.0	$663.7	6%
Mid-Atlantic	878.6	801.9	10%	1,342	1,269	6%	$654.7	$631.9	4%
South	994.3	895.2	11%	1,296	1,154	12%	$767.2	$775.7	(1)%
West	1,179.0	1,003.8	17%	1,610	1,500	7%	$732.3	$669.2	9%
California	2,345.5	1,511.4	55%	1,407	934	51%	$1,667.0	$1,618.2	3%
Traditional Home Building	6,276.5	5,020.0	25%	6,909	6,074	14%	$908.5	$826.5	10%
City Living	202.6	289.0	(30)%	191	208	(8)%	$1,060.7	$1,389.4	(24)%
Total	$6,479.1	$5,309.0	22%	7,100	6,282	13%	$912.6	$845.1	8%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$816.1	$692.8	18%	1,217	977	25%	$670.6	$709.1	(5)%
Mid-Atlantic	741.6	610.0	22%	1,143	986	16%	$648.8	$618.7	5%
South	815.9	736.4	11%	1,055	960	10%	$773.4	$767.1	1%
West	972.0	766.5	27%	1,397	1,020	37%	$695.7	$751.5	(7)%
California	1,495.1	867.7	72%	887	533	66%	$1,685.6	$1,627.9	4%
Traditional Home Building	4,840.7	3,673.4	32%	5,699	4,476	27%	$849.4	$820.7	3%
City Living	220.8	310.7	(29)%	152	209	(27)%	$1,452.7	$1,486.5	(2)%
Total	$5,061.5	$3,984.1	27%	5,851	4,685	25%	$865.1	$850.4	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$23.3	$37.0	(37)%	$21.3	$16.4	30%
Mid-Atlantic	54.9	69.2	(21)%	20.6	35.6	(42)%
South	74.0	67.5	10%	34.7	33.6	3%
West	138.8	111.0	25%	60.1	43.2	39%
California	286.8	199.2	44%	140.3	72.7	93%
Traditional Home Building	577.8	483.9	19%	277.0	201.5	37%
City Living	60.2	131.8	(54)%	13.6	46.8	(71)%
Corporate and other	(100.6)	(103.1)	(2)%	(37.5)	(44.7)	(16)%
Total	$537.4	$512.6	5%	$253.1	$203.6	24%
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

Traditional Home Building
North

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$626.7	$560.8	12%	$266.2	$225.8	18%
Units delivered	950	812	17%	403	326	24%
Average delivered price ($ in thousands)	$659.7	$690.6	(4)%	$660.6	$692.7	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$689.7	$675.8	2%	$239.7	$239.9	—%
Net contracted units	987	1,052	(6)%	353	368	(4)%
Average contracted price ($ in thousands)	$698.8	$642.4	9%	$679.1	$651.8	4%

Cost of revenues as a percentage of revenues	88.0%	84.5%		85.1%	84.7%

Income before income taxes ($ in millions)	$23.3	$37.0	(37)%	$21.3	$16.4	30%

Number of selling communities at July 31,	54	52	4%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to increases in the number of homes closed in Michigan, New York, and New Jersey, which were attributable to the increased number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The decreases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods, particularly in Massachusetts and Michigan, where we had a significant increase in the number of homes closed in attached home communities (including active-adult).
The decreases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to a decrease in the average number of selling communities in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods, particularly in Massachusetts, Michigan and New Jersey.
The decrease in income before income taxes in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was principally attributable to higher cost of revenues, as a percentage of revenues, offset, in part, by higher earnings from increased revenues. The increase in cost of revenues, as a percentage of revenues, in the fiscal 2018 period, as compared to the fiscal 2017 period, was primarily due to higher inventory impairment charges, a shift in product mix/areas to lower-margin areas, and higher material and labor costs in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increase in income before income taxes in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was mainly due to higher earnings from increased revenues.
Inventory impairment charges were $17.6 million in the nine months ended July 31, 2018, as compared to $4.9 million in the nine months ended July 31, 2017. During our review of operating communities for impairment in the second quarter of fiscal 2018, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $12.0 million in the three months ended April 30, 2018 and in the nine months ended July 31, 2018. In addition, in the first quarter of fiscal 2018, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Illinois rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $2.2 million in the three months ended January 31, 2018 and in the nine months ended July 31, 2018.

Mid-Atlantic

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$765.9	$692.5	11%	$304.1	$281.9	8%
Units delivered	1,217	1,133	7%	487	469	4%
Average delivered price ($ in thousands)	$629.3	$611.2	3%	$624.4	$601.1	4%

Net Contracts Signed:
Net contract value ($ in millions)	$903.0	$884.3	2%	$343.0	$300.8	14%
Net contracted units	1,416	1,416	—%	544	473	15%
Average contracted price ($ in thousands)	$637.7	$624.5	2%	$630.6	$636.0	(1)%

Cost of revenues as a percentage of revenues	84.4%	81.8%		85.1%	80.6%

Income before income taxes ($ in millions)	$54.9	$69.2	(21)%	$20.6	$35.6	(42)%

Number of selling communities at July 31,	62	65	(5)%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to increases in the number of homes closed in Pennsylvania and Maryland in the nine months ended July 31, 2018, and in Maryland in the three months ended July 31, 2018, which were attributable to an increase in the number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to shifts in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increase in the number of net contracts signed in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was principally due to an increase in demand, offset, in part, by a decrease in the average number of selling communities in the fiscal 2018 period, as compared to the fiscal 2017 period.
The decreases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to increases in cost of revenues, as a percent of revenues, and higher impairment charges recognized on one of our Land Development Joint Ventures, in the fiscal 2018 periods, as compared to the fiscal 2017 periods. These decreases were partially offset by higher earnings from increased revenues. The increases in cost of revenues, as a percentage of revenues, were mainly due to increased material and labor costs and higher inventory impairment charges in the fiscal 2018 periods, as compared to the fiscal 2017 periods. In the nine months and three months ended July 31, 2018, inventory impairment charges were $7.3 million, as compared to $5.4 million and $0.4 million in the nine months and three months ended July 31, 2017, respectively. In the third quarter of fiscal 2018, during our review of operating communities for impairment, primarily due to increases in site costs and a lack of improvement in customer demand as a result of weaker than expected market conditions, we decided to sell a portion of the lots in a bulk sale in one community located in Maryland. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in the nine months and three months ended July 31, 2018 of $6.5 million. In the first quarter of fiscal 2017, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the fiscal 2017 period to its estimated fair value resulting in a charge to income before taxes of $3.9 million.
Income before income taxes in the nine months and three months ended July 31, 2018, included an impairment charge of $4.0 million, as compared to a $2.0 million charge recognized in the nine months ended July 31, 2017, related to one Land Development Joint Venture located in Maryland. In the second quarter of fiscal 2017, we determined that the development costs assumptions used in prior impairment reviews of this joint venture needed to be increased. As a result of these cost increases, we determined that our investment in this joint venture was impaired and we concluded that the impairment was other than temporary. Accordingly, the carrying value of our investment in this joint venture was written down to its estimated fair value resulting in a charge to income before taxes of $2.0 million in the three months ended April 30, 2017. Further, in the third quarter of fiscal 2018, we and our partner decided to sell the land in this joint venture rather than continue development and sell finished lots as previously intended, primarily due to continued cost increases and reduced demand in that market. We determined that our investment in this joint venture was further impaired and we concluded that the impairment was other than temporary. Accordingly, the carrying value of our investment in this joint venture was written down to its estimated fair value resulting in a charge to income before taxes of $4.0 million in the nine months and three months ended July 31, 2018.
South

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$711.5	$591.2	20%	$299.3	$253.9	18%
Units delivered	942	808	17%	402	344	17%
Average delivered price ($ in thousands)	$755.3	$731.7	3%	$744.4	$738.1	1%

Net Contracts Signed:
Net contract value ($ in millions)	$889.8	$750.0	19%	$311.3	$251.9	24%
Net contracted units	1,183	1,002	18%	414	330	25%
Average contracted price ($ in thousands)	$752.2	$748.5	—%	$751.9	$763.4	(2)%

Cost of revenues as a percentage of revenues	83.1%	81.2%		82.7%	81.3%

Income before income taxes ($ in millions)	$74.0	$67.5	10%	$34.7	$33.6	3%

Number of selling communities at July 31,	66	76	(13)%
The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to the increased number of homes in backlog as of October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to an increase in demand partially offset by a decrease in the average number of selling communities in Florida and Texas.
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
West

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$989.9	$821.3	21%	$382.5	$307.4	24%
Units delivered	1,502	1,240	21%	558	464	20%
Average delivered price ($ in thousands)	$659.1	$662.2	—%	$685.4	$662.1	4%

Net Contracts Signed:
Net contract value ($ in millions)	$1,197.0	$1,019.7	17%	$417.9	$335.3	25%
Net contracted units	1,715	1,592	8%	566	537	5%
Average contracted price ($ in thousands)	$698.0	$640.5	9%	$738.4	$624.4	18%

Cost of revenues as a percentage of revenues	78.5%	79.1%		77.4%	79.6%

Income before income taxes ($ in millions)	$138.8	$111.0	25%	$60.1	$43.2	39%

Number of selling communities at July 31,	75	78	(4)%

The increases in the number of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to the increased number of homes in backlog at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average price of homes delivered in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and price increases in the fiscal 2018 period, as compared to the fiscal 2017 period, offset, in part, by an increase in deliveries in Idaho, where average delivered home prices are lower than our Company average, in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increases in the number of net contracts signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were principally due to an increase in demand partially offset by a decrease in the average number of selling communities. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and price increases in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increase in the average value of each contract signed in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was further impacted by a decrease in the number of net contracts signed in Idaho, where the average value of each contract signed is lower than our Company average, which was primarily due to a decrease in the number of selling communities in the fiscal 2018 period, as compared to the fiscal 2017 period.
The increases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were due mainly to higher earnings from the increased revenues and lower cost of revenues, as a percentage of revenues in the fiscal 2018 periods, as compared to the fiscal 2017 periods, partially offset by a $2.9 million recovery of previously incurred charges related to a Land Development Joint Venture received in the three month period ended July 31, 2017. The decreases in cost of revenues, as a percentage of revenues, were primarily due to a shift in the number of homes delivered to higher-margin products and/or locations and higher sales prices, offset, in part, by higher material and labor costs in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
California

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,336.2	$928.3	44%	$610.7	$335.2	82%
Units delivered	822	621	32%	367	218	68%
Average delivered price ($ in thousands)	$1,625.5	$1,494.8	9%	$1,664.1	$1,537.7	8%

Net Contracts Signed:
Net contract value ($ in millions)	$2,186.5	$1,572.0	39%	$639.4	$642.7	(1)%
Net contracted units	1,342	1,022	31%	390	408	(4)%
Average contracted price ($ in thousands)	$1,629.3	$1,538.2	6%	$1,639.4	$1,575.3	4%

Cost of revenues as a percentage of revenues	73.1%	73.2%		72.4%	72.4%

Income before income taxes ($ in millions)	$286.8	$199.2	44%	$140.3	$72.7	93%

Number of selling communities at July 31,	39	36	8%
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
The increase in the number of net contracts signed in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was due mainly to an increase in demand and an increase in the number of selling communities in the fiscal 2018 period, as compared to the fiscal 2017 period. The decrease in the number of net contracts signed in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was principally due to a decrease in demand, reduced availability of lots, and a decrease in the number of selling communities in Southern California, offset, in part, by higher demand and an increase in the number of selling communities in Northern California, in the fiscal 2018 period, as compared to the fiscal 2017 period. The increases in the average value of each contract signed in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increased selling prices in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
The increases in income before income taxes in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to higher earnings from the increased revenues in the fiscal 2018 periods, as compared to the fiscal 2017 periods.
City Living

	Nine months ended July 31,			Three months ended July 31,
	2018	2017	Change	2018	2017	Change
Units Delivered and Revenues:
Revenues ($ in millions)	$257.8	$193.1	34%	$50.6	$98.7	(49)%
Units delivered	122	113	8%	29	78	(63)%
Average delivered price ($ in thousands)	$2,113.1	$1,708.8	24%	$1,745.4	$1,264.5	38%

Net Contracts Signed:
Net contract value ($ in millions)	$239.6	$171.5	40%	$80.7	$40.4	100%
Net contracted units	161	112	44%	49	47	4%
Average contracted price ($ in thousands)	$1,488.2	$1,531.3	(3)%	$1,646.3	$858.5	92%

Cost of revenues as a percentage of revenues	75.9%	69.2%		73.3%	63.0%

Income before income taxes ($ in millions)	$60.2	$131.8	(54)%	$13.6	$46.8	(71)%

Number of selling communities at July 31,	5	5	—%
The increase in the number of homes delivered in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was mainly attributable to homes delivered at two buildings located in New York, New York, which commenced deliveries in the fiscal 2018 period. The decrease in the number of homes delivered in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was principally due to homes delivered at one building located in Hoboken, New Jersey, which commenced deliveries in the third quarter of fiscal 2017 and had limited units available for delivery in fiscal 2018. The increases in the average price of homes delivered in the fiscal 2018 periods, as compared to the fiscal 2017 periods, were primarily due to a shift in the number of homes delivered to more expensive buildings. In the nine months ended July 31, 2018, 46% of the units delivered were located in New York, New York, where home prices were higher, as compared to 29% in the nine months ended July 31, 2017. In the three months ended July 31, 2018, 55% of the units delivered were located in New York, New York, as compared to 17% in the three months ended July 31, 2017.
The increase in the number of net contracts signed in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was primarily due to continued strong sales at one building located in Jersey City, New Jersey, which opened in the third quarter of fiscal 2017. The increase in the average sales price of net contracts signed in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was principally due to a shift to more expensive buildings in the fiscal 2018 period, as compared to the fiscal 2017 period, and the cancellation in the fiscal 2017 period of two homes at one building located in New York, New York where the average sales price per contract canceled was $6.3 million.
The decrease in income before income taxes in the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017, was mainly due to a decrease in earnings from our investments in unconsolidated entities; a shift in the number of homes delivered to buildings with lower margins in the fiscal 2018 period, as compared to the fiscal 2017 period; $4.7 million recognized of a previously deferred gain in the fiscal 2017 period; and a state reimbursement of $4.7 million of previously expensed environmental clean-up costs also received in the fiscal 2017 period. This decrease was partially offset by higher earnings from increased revenues, in the fiscal 2018 period, as compared to the fiscal 2017 period. The deferred gains recognized in the fiscal 2017 period relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. Through September 2017, we recognized the gain as units were delivered to the ultimate home buyers. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
The decrease in income before income taxes in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, was due primarily to lower earnings from decreased revenues; a decrease in earnings from our investments in unconsolidated entities; a shift in the number of homes delivered to buildings with lower margins, in the fiscal 2018 period, as compared to the fiscal 2017 period; and a state reimbursement of $4.7 million of previously expensed environmental clean-up costs received in the fiscal 2017 period.
In the nine months and three months ended July 31, 2018, earnings from our investments in unconsolidated entities were $4.6 million and $2.4 million, respectively, as compared to $72.4 million and $12.8 million in the nine months and three months ended July 31, 2017, respectively. The fiscal 2017 periods benefited from the commencement of deliveries from two City Living Home Building Joint Ventures in the fourth quarter of fiscal 2016. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2018 Units	2017 Units	2018 $	2017 $	2018 Units	2017 Units	2018 $	2017 $
Deliveries	9	120	$42.1	$401.3	4	14	$20.6	$63.9
Net contracts signed	89	46	$204.7	$79.6	15	23	$56.3	$42.5

	At July 31,				At October 31,
	2018 Units	2017 Units	2018 $	2017 $	2017 Units	2016 Units	2017 $	2016 $
Backlog	126	40	$261.7	$86.8	46	114	$99.1	$408.5
Corporate and Other
In the nine months ended July 31, 2018 and 2017, loss before income taxes was $100.6 million and $103.1 million, respectively. The decrease in the loss before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was principally attributable to a $14.2 million increase in earnings from our investments in unconsolidated entities, offset, in part, by higher SG&A costs. The increase in earnings from our investments in unconsolidated entities in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to $39.5 million of gains recognized in the fiscal 2018 period from the asset sales by two of our Rental Property Joint Ventures located in College Park, Maryland and Westborough, Massachusetts, partially offset by $26.7 million of gains recognized related to the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey, and the suburbs of Philadelphia, Pennsylvania, in the fiscal 2017 period. The increase in SG&A costs in the fiscal 2018 period, as compared to the fiscal 2017 period, was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity.
In the three months ended July 31, 2018 and 2017, loss before income taxes was $37.5 million and $44.7 million, respectively. The decrease in the loss before income taxes in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an $11.1 million increase in earnings from our investments in unconsolidated entities partially offset by higher SG&A costs. The higher earnings from our investments in unconsolidated entities in the fiscal 2018 period, as compared to the fiscal 2017 period, was mainly due to an $8.7 million gain recognized in the fiscal 2018 period from the sale by one of our Rental Property Joint Ventures of its multifamily rental property located in Westborough, Massachusetts. The increase in SG&A costs in the fiscal 2018 period, as compared to the fiscal 2017 period, was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity.
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
The table below sets forth, at July 31, 2018, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2018	$20,525	3.72%	$—
2019	414,613	3.65%	82,424	3.98%
2020	257,758	6.68%	150	1.11%
2021	10,157	5.11%	500,150	3.48%
2022	428,652	5.86%	150	1.11%
Thereafter	1,920,331	4.78%	13,060	1.98%
Bond discounts, premiums and deferred issuance costs, net	(9,105)		(1,411)
Total	$3,042,931	4.93%	$594,523	3.51%
Fair value at July 31, 2018	$3,017,041		$595,934

(a)
Based upon the amount of variable-rate debt outstanding at July 31, 2018, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.0 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company has produced detailed information and documents in response to this request. See Note 6, “Accrued Expenses” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding these warranty charges. In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company will produce documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of these matters.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2018, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2018 to May 31, 2018	—		—	16,876
June 1, 2018 to June 30, 2018	2,522	$38.25	2,522	14,354
July 1, 2018 to July 31, 2018	1,131	$34.99	1,131	13,223
Total	3,653	$37.24	3,653

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2018, we withheld 277 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $10,600 of income tax withholdings and we issued the remaining 774 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2018, the net exercise method was not employed to exercise options.

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

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2018. Subsequent to July 31, 2018, we repurchased approximately 978,000 shares of our common stock at an average price of $36.32 per share.
Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the nine months ended July 31, 2018, we paid a quarterly cash dividend of $0.11 per share on July 27, 2018 to shareholders of record on the close of business on July 13, 2018; $0.11 per share on April 27, 2018 to shareholders of record on the close of business on April 13, 2018; and $0.08 per share on January 26, 2018 to shareholders of record on the close of business on January 12, 2018. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2018, under the most restrictive provisions of our bank credit agreement, we could have paid up to approximately $2.07 billion of cash dividends.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 5, 2018	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 5, 2018	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)