Form 10-K
period 2018-10-31
TOLL BROTHERS INC
filed 2018-12-20
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2018, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,917,899,000.
As of December 17, 2018, there were approximately 145,500,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2019 Annual Meeting of Stockholders, scheduled to be held on March 12, 2019, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Page
PART I
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	12
ITEM 1B. UNRESOLVED STAFF COMMENTS	18
ITEM 2. PROPERTIES	19
ITEM 3. LEGAL PROCEEDINGS	19
ITEM 4. MINE SAFETY DISCLOSURES	19
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6. SELECTED FINANCIAL DATA	22
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	54
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM 9A. CONTROLS AND PROCEDURES	54
ITEM 9B. OTHER INFORMATION	54
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	55
ITEM 11. EXECUTIVE COMPENSATION	55
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	55
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE	55
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	56
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	56
SIGNATURES	65

The following exhibits have been filed electronically with this Form 10-K:
EXHIBIT 4.28
EXHIBIT 4.62
EXHIBIT 10.8
EXHIBIT 10.34
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
General
We design, build, market, sell, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, and second-home buyers in the United States (“Traditional Home Building Product”). We also design, build, market, and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”). At October 31, 2018, we were operating in 19 states, as well as in the District of Columbia.
In the five years ended October 31, 2018, we delivered 32,436 homes from 683 communities, including 8,265 homes from 415 communities in fiscal 2018. At October 31, 2018, we had 638 communities containing approximately 53,400 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $5.52 billion (6,105 homes) at October 31, 2018; we expect to deliver approximately 96% of these homes in fiscal 2019.
We operate our own architectural, engineering, mortgage, title, land development and land sale, golf course development and management, and landscaping subsidiaries. We also operate our own security company, TBI Smart Home Solutions, which provides homeowners with home automation and technology options. In addition, we operate our own lumber distribution, house component assembly, and manufacturing operations.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments primarily through joint ventures. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Los Angeles, San Francisco, San Diego and Fremont, California; Atlanta, Georgia; Dallas, Texas; and Phoenix, Arizona are being operated or developed, (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.® At October 31, 2018, we or joint ventures in which we have an interest controlled 44 land parcels as for-rent apartment projects containing approximately 15,400 units.
Primarily through several joint ventures, our wholly-owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), provides builders and developers with land banking and venture capital, owns certain foreclosed real estate, and is a participant in an entity that owns and controls a portfolio of loans and real estate.
See “Investments in Unconsolidated Entities” below for more information relating to our joint ventures.
Business Trends and Outlook
In fiscal 2018, we signed 8,519 contracts for the sale of Traditional Home Building Product and City Living units with an aggregate value of $7.60 billion, compared to 8,175 contracts with an aggregate value of $6.83 billion in fiscal 2017, and 6,719 contracts with an aggregate value of $5.65 billion in fiscal 2016. Although we experienced strong order growth in the first nine months of fiscal 2018, in our fourth quarter, we experienced a moderation in demand as compared to the prior year. In the three months ended October 31, 2018, the value and number of contracts signed declined 15% and 13%, respectively, as compared to the three months ended October 31, 2017. In November through mid-December 2018, we experienced further softening in demand. We believe this decline in demand is due to the cumulative impact of rising interest rates, increased prices, and a shift in buyer sentiment.
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
At October 31, 2018, we had 638 communities containing approximately 53,400 home sites that we owned or controlled through options; we owned approximately 32,500 of these home sites and controlled approximately 20,900 home sites through options. Of the 53,400 home sites, approximately 16,900 were substantially improved. Of the 638 communities, 372 were residential communities under development (“operating communities”) containing approximately 24,900 home sites and 266 were future communities containing approximately 28,500 home sites. In addition, at October 31, 2018, our Land Development Joint Ventures and Home Building Joint Ventures owned approximately 10,700 and approximately 300 home sites, respectively.
At October 31, 2018, we were offering homes for sale in 309 communities at base prices (for our Traditional Home Building Product) ranging from approximately $222,900 to $3,090,000. For our City Living Product, we were offering homes for sale in six communities at base prices generally ranging from $220,000 to $6,250,000. In a few of our City Living communities being developed, we are offering homes at prices substantially higher. During fiscal 2018, we delivered 8,265 homes at an average base price of approximately $864,300. On average, our home buyers added approximately 22.8%, or $165,000 per home, in customized options and lot premiums to the base price of the homes we delivered in fiscal 2018, as compared to 22.0% or $152,000 per home in fiscal 2017 and 21.5% or $155,000 per home in fiscal 2016.
In fiscal 2018, of the 8,265 homes delivered, 23% had a delivered price of less than $500,000; 34% had a delivered price of between $500,000 and $750,000; 18% had a delivered price of between $750,000 and $1,000,000; 20% had a delivered price of between $1,000,000 and $2,000,000;and 5% had a delivered price of over $2,000,000. Of the homes delivered in fiscal 2018, approximately 24% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 68% of the value of the home.
We had a backlog of $5.52 billion (6,105 homes) at October 31, 2018; $5.06 billion (5,851 homes) at October 31, 2017; and$3.98 billion (4,685 homes) at October 31, 2016. Of the 6,105 homes in backlog at October 31, 2018, approximately 96% are expected to be delivered by October 31, 2019.
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage the capital we use to acquire land, we utilize option agreements (also referred to herein as “land purchase contracts,” “purchase agreements,” or “options”) that generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Option agreements enable us to obtain necessary governmental approvals before we acquire title to the land. We also utilize joint venture and similar structures to manage risks associated with land acquisitions and holdings and more efficiently manage our capital.
At October 31, 2018, approximately 39% of the home sites we had under control were optioned. We also reduce certain risks by generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer and by using subcontractors to perform home construction and land development work on a fixed-price basis.
Acquisition - Coleman Real Estate Holdings, LLC
In November 2016, we acquired substantially all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”) for approximately $83.1 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. As a result of this acquisition, our selling community count increased by 15 communities at the acquisition date.
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
At October 31, 2018, we were operating in the following major suburban and urban residential markets:

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
In addition, in fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. We expect to open communities in these markets in fiscal 2019.
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

We market to the 50+ year-old “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2018, we were selling from 53 active-adult communities, some of which at least one member must be 55+ years of age. We expect to open additional active-adult communities during the next few years. Of the value and number of net contracts signed in fiscal 2018, approximately 12% and 17%, respectively, were in active-adult communities; in fiscal 2017, approximately 14% and 20%, respectively, were in such communities; and in fiscal 2016, approximately 14% and 20%, respectively were in active-adult communities.
With the millennial generation now entering their thirties and forming families, we are starting to benefit from their desire for home ownership. We are currently focusing on this group with our core suburban homes, urban condominiums and luxury rental apartment products.
We have developed and are developing, on our own or through joint ventures with third parties, a number of high-density, high-, mid- and low-rise urban luxury communities to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities. These communities are currently marketed under our City Living brand. These communities, which we are currently developing or planning to develop on our own or through joint ventures, are located in Los Angeles, California; Bethesda, Maryland; Hoboken and Jersey City, New Jersey; the boroughs of Manhattan and Brooklyn, New York; Philadelphia, Pennsylvania; and Seattle, Washington.
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
We believe that the demographics of the move-up, empty-nester, active-adult, and second-home upscale markets will provide us with an opportunity for growth in the future. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future.
According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2017 dollars) at September 2018 stood at 37.3 million, or approximately 29.2% of all U.S. households. This group has grown at 2.5 times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2018 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of approximately 1.2 million new households per year from 2017 to 2027.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth or the aging of existing homes. According to the Census Bureau’s October 2018 New Residential Sales Report, new home inventory stands at a supply of just 7.4 months, based on current sales paces. If demand and sales pace increase significantly, the supply of 7.4 months will quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2017, total housing starts averaged approximately 0.89 million per year according to the Census Bureau. Additionally, the median age of housing stock in the United States has increased from 25 years to 40 years over the last three decades, which we believe has expanded the market for replacement homes.
At October 31, 2018, we were selling homes from 315 communities, compared to 305 communities at October 31, 2017, and 310 communities at October 31, 2016.

The following table summarizes certain information with respect to our operating communities at October 31, 2018:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	69	57	10,282	5,539	1,098	3,645
Mid-Atlantic	75	62	11,725	7,165	1,142	3,418
South	82	69	9,288	4,695	1,166	3,427
West	95	83	10,914	4,193	1,400	5,321
California	44	38	5,421	1,658	1,133	2,630
Traditional Home Building	365	309	47,630	23,250	5,939	18,441
City Living	7	6	925	423	166	336
Total	372	315	48,555	23,673	6,105	18,777
At October 31, 2018, significant site improvements had not yet commenced on approximately 8,000 of the 18,777 available home sites. Of the 18,777 available home sites, approximately 2,100 were not yet owned by us but were controlled through options.
Of our 372 operating communities at October 31, 2018, a total of 315 communities were offering homes for sale; 50 communities were sold out but not all homes had been completed and delivered; and seven communities had been temporarily shut down and are expected to reopen in fiscal 2019. Of the 315 communities in which homes were being offered for sale at October 31, 2018, a total of 244 were detached home communities and 71 were attached home communities.
At October 31, 2018, we had 995 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 602 were in detached home communities and 393 were in attached home communities. At October 31, 2018, we had 173 homes (exclusive of model homes) under construction or completed but not under contract in six City Living communities that were wholly owned.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2018 was as follows:

Traditional Home Building Product
Detached homes
Move-up	$222,900	to	$779,000
Executive	334,000	to	1,363,000
Estate	385,000	to	3,090,000
Active-adult	275,000	to	867,000
Attached homes
Flats	$267,000	to	$1,685,000
Townhomes/Carriage homes	229,000	to	1,690,000
Active-adult	290,000	to	855,000
City Living Product	$220,000	to	$6,250,000
A few City Living communities that we are developing are offering homes at prices substantially in excess of those listed above.
In fiscal 2018, of the 8,265 homes delivered, 23% had a delivered price of less than $500,000; 34% had a delivered price of between $500,000 and $750,000; 18% had a delivered price of between $750,000 and $1,000,000; 20% had a delivered price of between $1,000,000 and $2,000,000;and 5% had a delivered price of over $2,000,000. Of the homes delivered in fiscal 2018, approximately 24% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 68% of the value of the home.

The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2018, 2017, and 2016:

	2018		2017		2016
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Overall	$165	22.8%	$152	22.0%	$155	21.5%
Traditional Home Building Product
Detached	$189	24.8%	$178	24.9%	$181	23.9%
Attached	$94	19.6%	$77	16.7%	$74	15.9%
City Living Product	$25	1.3%	$32	2.2%	$50	1.8%
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
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analysis that assist us in evaluating the acquisition. In addition to purchasing land parcels outright, as discussed above, we often attempt to enter into option agreements to purchase land for future communities. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to outside parties.
In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage our capital, where possible, we enter into option agreements to purchase land, on a non-recourse basis, thereby limiting our financial exposure to the amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of our deposit. The use of these agreements may increase our overall cost basis in the land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2018 and 2017, we acquired control of approximately 13,400 and 6,600 home sites, respectively, net of options terminated and lots sold. At October 31, 2018, we controlled approximately 53,400 home sites, as compared to approximately 48,300 home sites at October 31, 2017, and approximately 48,800 home sites at October 31, 2016.
We are developing several parcels of land for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. At October 31, 2018, our Land Development Joint Ventures owned approximately 10,700 home sites. At October 31, 2018, we had agreed to acquire 169 home sites and expect to purchase approximately 2,700 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability to continue development activities over the long term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2018, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	33	3,278
Mid-Atlantic	60	4,632
South	42	4,854
West	90	10,279
California	33	4,545
Traditional Home Building	258	27,588
City Living	8	952
Total	266	28,540
Of the 28,540 planned home sites at October 31, 2018, we owned 9,727 and controlled 18,813 through options and purchase agreements.
At October 31, 2018, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $2.53 billion (including $128.2 million of land to be acquired from joint ventures in which we have invested). Of the $2.53 billion of land purchase commitments, we paid or deposited $168.4 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.29 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Product, which emphasizes our more expensive “Estate” and “Executive” lines of homes, has enhanced our reputation as a builder and developer of high quality upscale homes. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features even in our less expensive homes, based on our belief that these enhancements improve our marketing and sales effort.
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
We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected. This deposit also locks in the base price of the home. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, we determine whether the base selling prices in that community should be increased. If demand for the homes in a particular community is weak, we determine whether or not sales incentives and/or discounts on home prices should be adjusted.
The second step in the sales process occurs when we sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment that is generally nonrefundable. Cash down payments currently average approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2018, 2017, and 2016, our customers signed net contracts for $7.60 billion (8,519 homes), $6.83 billion (8,175 homes), and $5.65 billion (6,719 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.
Customer Mortgage Financing
We maintain relationships with a widely-diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with affluent customers such as our home buyers, and these banks continue to provide these customers with financing. We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
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

Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2018	8,265	2,918	35.3%	$1,411.6
2017	7,151	2,407	33.7%	$1,168.4
2016	6,098	2,523	41.4%	$1,240.9
2015	5,525	2,103	38.1%	$1,001.2
2014	5,397	1,866	34.6%	$801.5

*
Amounts under “TBI Mortgage Company financed settlements” exclude brokered and referred loans, which amounted to approximately 5.0%, 3.6%, 4.2%, 6.2%, and 4.4% of our home closings in fiscal 2018, 2017, 2016, 2015, and 2014, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2018, our mortgage subsidiary was committed to fund $1.94 billion of mortgage loans. Of these commitments, $614.3 million, as well as $163.2 million of mortgage loans receivable, have “locked-in” interest rates as of October 31, 2018. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $777.5 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $1.33 billion of mortgage loan commitments as of October 31, 2018.
Competition
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes also provide competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. We believe our financial stability, relative to many others in our industry, is a favorable competitive factor.
Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities include Land Development Joint Ventures, Home Building Joint Ventures, Rental Property Joint Ventures, and Gibraltar Joint Ventures. At October 31, 2018, we had investments of $431.8 million in these unconsolidated entities and were committed to invest or advance up to an additional $39.5 million to these entities if they require additional funding.
In fiscal 2018, 2017, and 2016, we recognized income from the unconsolidated entities in which we had an investment of $85.2 million, $116.1 million, and $40.7 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $19.2 million in fiscal 2018, $19.1 million in fiscal 2017, and $16.4 million in fiscal 2016.
Land Development Joint Ventures
At October 31, 2018, we have investments in seven Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2018, we had approximately $176.6 million invested in our Land Development Joint Ventures and funding commitments of $20.0 million to four of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2018, four of these joint ventures had aggregate loan commitments of $138.8 million and outstanding borrowings against these commitments of $126.8 million. At October 31, 2018, our Land Development Joint Ventures owned approximately 10,700 home sites.
At October 31, 2018, we had agreed to acquire 169 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of approximately $128.2 million. In addition, we expect to purchase approximately 2,700 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date.

Home Building Joint Ventures
At October 31, 2018, we had an aggregate of $65.9 million of investments in four Home Building Joint Ventures to develop approximately 300 luxury for-sale homes. At October 31, 2018, we had $8.3 million of funding commitments to one of these joint ventures. In fiscal 2018, the value of net contracts signed by our Home Building Joint Ventures was $301.9 million (156 homes), and they delivered $148.0 million (100 homes) of revenue. At October 31, 2018, our Home Building Joint Ventures had a backlog of undelivered homes of $321.3 million (172 homes).
Rental Property Joint Ventures
Over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including several student housing sites. At October 31, 2018, we had an aggregate of $171.2 million of investments in 15 Rental Property Joint Ventures. At October 31, 2018, we or joint ventures in which we have an interest controlled 44 land parcels as for-rent apartment projects containing approximately 15,400 units. At October 31, 2018, joint ventures in which we had an interest had aggregate loan commitments of $972.9 million and outstanding borrowings against these commitments of $740.2 million.These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Los Angeles, San Francisco, San Diego and Fremont, California; Atlanta, Georgia; Dallas, Texas; and Phoenix, Arizona are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2018, three of our Rental Property Joint Ventures sold their assets to unrelated parties for $477.5 million. These joint ventures had owned, developed, and operated multifamily rental properties located in suburban Washington, D.C. and Westborough, Massachusetts, and a student housing community in College Park, Maryland. From our investment in these joint ventures, we received cash of $79.1 million and recognized gains from these sales of $67.2 million in fiscal 2018, which is included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2018, we had approximately 1,750 units in for-rent apartment projects that were occupied or ready for occupancy, 1,400 units in the lease-up stage, 4,150 units under active development, and 8,100 units in the planning stage. Of the 15,400 units at October 31, 2018, 5,950 were owned by joint ventures in which we have an interest; approximately 3,000 were owned by us, as we look for joint venture partners; and 6,450 were under contract to be purchased by us.
Gibraltar Joint Ventures
Over the past two years, we, through Gibraltar, entered into several ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have approximately a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2018, we had an investment of $12.6 million in these ventures.
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
Before consummating an acquisition, we generally engage independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes, or substances, and we believe that because of this, we have not been significantly affected to date by the presence of such materials on our land.
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
Employees
At October 31, 2018, we employed approximately 4,900 persons full-time. At October 31, 2018, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We believe our employee relations are good.
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
FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; demand for our homes; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; the ability to acquire land and pursue real estate opportunities; the ability to gain approvals and open new communities; the ability to sell homes and properties; the ability to deliver homes from backlog; the ability to secure materials and subcontractors; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; and legal proceedings, investigations, and claims.

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
Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions existing at that time will continue. Although we experienced strong order growth in the first nine months of fiscal 2018, during the fourth quarter, we experienced a decline in demand that continued into the first quarter of fiscal 2019. We believe this decline in demand was due to the cumulative impact of rising interest rates, increased prices, and a shift in buyer sentiment. We are unable to predict if such decline will continue or whether it will deepen. Further, if the duration of the decline becomes a long-term trend, we cannot assure you that any efforts to mitigate its adverse effects will be successful.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could adversely affect our business, results of operations, and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates, perceptions regarding the strength of the housing market, and population growth, or an oversupply of homes for sale may reduce demand or depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could adversely affect our results of operations and financial condition.
Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.
We can provide no assurance (i) that our strategies, and any related initiatives or actions, will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) that in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) that we will perform in any period as well as other homebuilders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.

A significant portion of our revenues and income from operations are generated from California in our Traditional Home Building segment.
A significant portion of our revenues and income from operations are concentrated in California. Factors beyond our control could have a material adverse effect on our revenues and/or income from operations generated in California. These factors include, but are not limited to: changes in the regulatory and fiscal environment; prolonged economic downturns; high levels of foreclosures; lack of affordability; a decline in foreign buyer demand; severe weather including drought and the risk of local governments imposing building moratoriums; natural disasters such as earthquakes and wild fires; environmental incidents; and declining population and/or growth rates and the related reduction in housing demand in these regions. If home sale activity or selling prices decline in California, our costs may not decline at all or at the same rate and, as a result, our consolidated financial results may be adversely affected.
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
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2018, we had 6,105 homes with a sales value of $5.52 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
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
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Our revolving credit facility matures in May 2021; our $800.0 million term loan, as amended on November 1, 2018, matures in November 2023; in November 2018, we redeemed our $350.0 million principal amount of 4.00% Senior Notes; and $2.52 billion of our senior notes become due and payable at various times from November 2019 through February 2028. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2018, we had approximately 53,400 home sites that we owned or controlled through options. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
Failure by our employees or representatives to comply with laws and regulations may harm us.
We are required to comply with laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, title and escrow operations, sales and warranty.

It is possible that our employees or individuals engaged by us, such as subcontractors, could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers could be damaged.
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
Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, and/or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any further changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change further limiting the deductibility of real estate taxes or interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. The Tax Act, among other changes, (i) limits the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law) and (ii) introduced a $10,000 cap on the federal deduction for state and local taxes. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our markets in California, New Jersey and New York.
We are subject to extensive environmental regulations, which may cause us to incur additional operating expenses, subject us to longer construction cycle times, or result in material fines or harm to our reputation.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we own or develop. The environmental regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments may result in claims against us for personal injury, property damage or other losses.
From time to time, the United States Environmental Protection Agency and other federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
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
Our future success depends, to a significant degree, on the efforts of our senior management and our ability to attract qualified personnel. Our operations could be adversely affected if key members of our senior management leave our employ or we cannot attract qualified personnel to manage our business.
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
We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records, including information provided by our customers. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption, failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could impair our operations, damage our reputation and cause us to lose customers, sales and revenue.
In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, home buyers, mortgage loan borrowers and business partners, requiring us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our reputation, business, financial condition and results of operations. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time. In addition, the costs of maintaining adequate protection against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material.
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
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made and that the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company produced detailed information and documents in response to this request and, in the fourth quarter of fiscal 2018, the SEC notified the Company that it had concluded its investigation without action. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company is producing documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. At December 17, 2018, there were approximately 567 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2018, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1 to August 31, 2018	980	$36.32	980	12,243
September 1 to September 30, 2018	278	$35.98	278	11,965
October 1 to October 31, 2018	976	$30.76	976	10,989
Total	2,234	$33.85	2,234

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2018, we withheld 916 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $30,000 of income tax withholdings and we issued the remaining 2,376 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2018, no participant employed the net exercise method to exercise options.

(b)
On December 13, 2017, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors terminated, effective December 12, 2018, our December 2017 share repurchase program and authorized a new repurchase program described below.

Effective December 12, 2018, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
Subsequent to October 31, 2018, we repurchased approximately 783,000 shares of our common stock at an average price of $32.02 per share, of which approximately 210,000 shares were purchased under the repurchase program authorized by our Board of Directors on December 12, 2018.
Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During fiscal 2018, we paid aggregate cash dividends of $0.41 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2018, under the most restrictive provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $2.22 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2013, and that dividends were reinvested) from October 31, 2013 to October 31, 2018, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

October 31:	2013	2014	2015	2016	2017	2018
Toll Brothers, Inc.	100.00	97.17	109.40	83.46	140.88	104.09
S&P 500®	100.00	117.27	123.37	128.93	159.40	171.11
S&P Homebuilding	100.00	117.41	135.92	128.23	192.02	154.30

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2018. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2018	2017	2016	2015	2014
Revenues	$7,143,258	$5,815,058	$5,169,508	$4,171,248	$3,911,602
Income before income taxes	$933,916	$814,311	$589,027	$535,562	$504,582
Net income	$748,151	$535,495	$382,095	$363,167	$340,032
Earnings per share:
Basic	$4.92	$3.30	$2.27	$2.06	$1.91
Diluted	$4.85	$3.17	$2.18	$1.97	$1.84
Weighted average number of shares outstanding:
Basic	151,984	162,222	168,261	176,425	177,578
Diluted	154,201	169,487	175,973	184,703	185,875
Cash dividends declared per share	$0.41	$0.24	$—	$—	$—

At October 31:	2018	2017	2016	2015	2014
Cash, cash equivalents, and marketable securities	$1,182,195	$712,829	$633,715	$928,994	$598,341
Inventory	$7,598,219	$7,281,453	$7,353,967	$6,997,516	$6,490,321
Total assets	$10,244,590	$9,445,225	$9,736,789	$9,206,515	$8,398,457
Debt:
Loans payable	$686,801	$637,416	$871,079	$1,000,439	$652,619
Senior debt	2,861,375	2,462,463	2,694,372	2,689,801	2,638,241
Mortgage company loan facility	150,000	120,145	210,000	100,000	90,281
Total debt	$3,698,176	$3,220,024	$3,775,451	$3,790,240	$3,381,141
Equity	$4,768,912	$4,537,090	$4,235,202	$4,228,079	$3,860,697
Housing Data

Year ended October 31:	2018	2017	2016	2015	2014
Closings:
Number of homes	8,265	7,151	6,098	5,525	5,397
Value (in thousands)	$7,143,258	$5,815,058	$5,169,508	$4,171,248	$3,911,602
Net contracts signed:
Number of homes	8,519	8,175	6,719	5,910	5,271
Value (in thousands)	$7,604,265	$6,828,277	$5,649,570	$4,955,579	$3,896,490

At October 31:	2018	2017	2016	2015	2014
Backlog:
Number of homes	6,105	5,851	4,685	4,064	3,679
Value (in thousands)	$5,522,523	$5,061,517	$3,984,065	$3,504,004	$2,719,673
Number of selling communities	315	305	310	288	263
Home sites:
Owned	32,503	31,341	34,137	35,872	36,243
Controlled	20,919	16,970	14,700	8,381	10,924
Total	53,422	48,311	48,837	44,253	47,167

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for detached and attached homes in luxury residential communities. We cater to move-up, empty-nester, active-adult, and second-home buyers in the United States (“Traditional Home Building Product”). We also build and sell homes in urban infill markets through Toll Brothers City Living (“City Living”). At October 31, 2018, we were operating in 19 states, as well as in the District of Columbia.
In the five years ended October 31, 2018, we delivered 32,436 homes from 683 communities, including 8,265 homes from 415 communities in fiscal 2018. At October 31, 2018, we had 638 communities containing approximately 53,400 home sites that we owned or controlled through options.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. See the section entitled “Toll Brothers Apartment Living/Toll Brothers Campus Living” below.
We operate our own architectural, engineering, mortgage, title, land development and land sale, golf course development and management, and landscaping subsidiaries. We also operate our own security company, TBI Smart Home Solutions, which provides homeowners with home automation and technology options. In addition, we operate our own lumber distribution, house component assembly, and manufacturing operations.
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
Financial Highlights
In fiscal 2018, we recognized $7.14 billion of revenues and net income of $748.2 million, as compared to $5.82 billion of revenues and net income of $535.5 million in fiscal 2017.
In fiscal 2018 and 2017, the value of net contracts signed was $7.60 billion (8,519 homes) and $6.83 billion (8,175 homes), respectively. The value of our backlog at October 31, 2018 was $5.52 billion (6,105 homes), as compared to our backlog at October 31, 2017 of $5.06 billion (5,851 homes).
At October 31, 2018, we had $1.18 billion of cash and cash equivalents and approximately $1.13 billion available for borrowing under our $1.295 billion revolving credit facility (the “Revolving Credit Facility”) that matures in May 2021. At October 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $165.4 million.
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During fiscal 2018 and 2017, we paid aggregate cash dividends of $0.41 and $0.24 per share, respectively, to our shareholders. In December 2018, we declared a quarterly cash dividend of $0.11 which will be paid on January 25, 2019 to shareholders of record on the close of business on January 11, 2019.

At October 31, 2018, our total equity and our debt to total capitalization ratio were $4.77 billion and 0.44 to 1:00, respectively.
Acquisition
In November 2016, we acquired substantially all of the assets and operations of Coleman for approximately $83.1 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. Our selling community count increased by 15 communities at the acquisition date.
Our Business Environment and Current Outlook
In fiscal 2018, we signed 8,519 contracts for the sale of Traditional Home Building Product and City Living units with an aggregate value of $7.60 billion, compared to 8,175 contracts with an aggregate value of $6.83 billion in fiscal 2017, and 6,719 contracts with an aggregate value of $5.65 billion in fiscal 2016. Although we experienced strong order growth in the first nine months of fiscal 2018, in our fourth quarter, we experienced a moderation in demand as compared to the prior year. In the three months ended October 31, 2018, the value and number of contracts signed declined 15% and 13%, respectively, as compared to the three months ended October 31, 2017. In November through mid-December 2018, we experienced further softening in demand. We believe this decline in demand is due to the cumulative impact of rising interest rates, increased prices, and a shift in buyer sentiment.
According to the U.S. Census Bureau (“Census Bureau”), the number of households earning $100,000 or more (in constant 2017 dollars) at September 2018 stood at 37.3 million, or approximately 29.2% of all U.S. households. This group has grown at 2.5 times the rate of increase of all U.S. households since 1980. According to Harvard University’s 2018 report, “The State of the Nation’s Housing,” demographic forces are likely to drive the addition of approximately 1.2 million new households per year from 2017 to 2027.
Housing starts, which encompass the units needed for household formations, second homes, and the replacement of obsolete or demolished units, have not kept pace with this projected household growth or the aging of existing homes. According to the Census Bureau’s October 2018 New Residential Sales Report, new home inventory stands at a supply of just 7.4 months, based on current sales paces. If demand increases significantly, the supply of 7.4 months will quickly be drawn down. During the period 1970 through 2007, total housing starts in the United States averaged approximately 1.6 million per year, while during the period 2008 through 2017, total housing starts averaged approximately 0.89 million per year according to the Census Bureau. Additionally, the median age of housing stock in the United States has increased from 25 years to 40 years over the last three decades, thus expanding the market for replacement homes.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future.
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
As required under accounting rules, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $35.5 million in fiscal 2018. See Note 8, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the Tax Act.
Defective Floor Joists
In July 2017, one of our lumber suppliers publicly announced a floor joist recall. We believe that these floor joists were present in approximately 350 of our homes that had been built or were under construction in our North and West geographic segments. Of the approximately 350 affected homes, eight of them had already been delivered to home buyers at the time the joist recall was announced. After the joist recall was announced, 39 home buyers canceled their contracts and 20 home buyers transferred their contracts to another home site. The remediation of the defective floor joists has been completed for all affected homes. We began delivering these homes in the first quarter of fiscal 2018 and delivered substantially all of these homes in fiscal 2018. The supplier has reimbursed us for all costs associated with the remediation of the defective floor joists.
Competitive Landscape
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that has acquired a home through a foreclosure, also provide competition. We compete primarily based on price, location, design, quality, service, and reputation. We believe our financial stability, relative to many others in our industry, provides us with a competitive advantage.
Land Acquisition and Development
Our business is subject to many risks, because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale. In certain cases, we attempt to reduce some of these risks by utilizing one or more of the following methods: controlling land for future development through options, which enable us to obtain necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
During fiscal 2018 and 2017, we acquired control of approximately 13,400 and 6,600 home sites, respectively, net of options terminated and home sites sold. At October 31, 2018, we controlled approximately 53,400 home sites, as compared to approximately 48,300 home sites at October 31, 2017, and approximately 48,800 home sites at October 31, 2016. In addition, at October 31, 2018, we expect to purchase approximately 2,700 additional home sites from several land development joint ventures in which we have an interest, at prices not yet determined.
Of the approximately 53,400 total home sites that we owned or controlled through options at October 31, 2018, we owned approximately 32,500 and controlled approximately 20,900 through options. Of the 53,400 home sites, approximately 16,900 were substantially improved.
In addition, at October 31, 2018, our Land Development Joint Ventures owned approximately 10,700 home sites (including 169 home sites included in the 20,900 controlled through options), and our Home Building Joint Ventures owned approximately 300 home sites.
At October 31, 2018, we were selling from 315 communities, compared to 305 communities at October 31, 2017, and 310 communities at October 31, 2016.
Customer Mortgage Financing
We maintain relationships with a widely-diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with high-quality, affluent customers such as our home buyers, and these banks continue to provide these customers with financing.
We believe that our home buyers generally are, and should continue to be, well-positioned to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. At October 31, 2018, we or joint ventures in which we have an interest controlled 44 land parcels as for-rent apartment projects containing approximately 15,400 units. These projects, which are located in the metro Boston to metro Washington, D.C. corridor; Los Angeles, San Francisco, San Diego and Fremont, California; Atlanta, Georgia; Dallas, Texas; and Phoenix, Arizona are being operated, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2018, three of our Rental Property Joint Ventures sold their assets to unrelated parties for $477.5 million. These joint ventures had owned, developed, and operated multifamily rental properties located in suburban Washington, D.C. and Westborough, Massachusetts, and a student housing community in College Park, Maryland. From our investment in these joint ventures, we received cash of $79.1 million and recognized gains from these sales of $67.2 million in fiscal 2018, which is included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.

At October 31, 2018, we had approximately 1,750 units in for-rent apartment projects that were occupied or ready for occupancy, 1,400 units in the lease-up stage, 4,150 units under active development, and 8,100 units in the planning stage. Of the 15,400 units at October 31, 2018, 5,950 were owned by joint ventures in which we have an interest; approximately 3,000 were owned by us; and 6,450 were under contract to be purchased by us.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 11.4% in fiscal 2018, as compared to fiscal 2017, and 20.9% in fiscal 2017, as compared to fiscal 2016. The value of net sales contracts signed was $7.60 billion (8,519 homes) in fiscal 2018, $6.83 billion (8,175 homes) in fiscal 2017, and $5.65 billion (6,719 homes) in fiscal 2016. The increase in the aggregate value of net contracts signed in fiscal 2018, as compared to fiscal 2017, was due to increases in the number of net contracts signed and average value of each contract signed of 4% and 7%, respectively. The increase in the aggregate value of net contracts signed in fiscal 2017, as compared to fiscal 2016 was due mainly to an increase in the number of net contracts signed. The increases in the number of net contracts signed in each period was primarily due to increased demand. The increase in average price of net contracts signed in fiscal 2018, as compared to fiscal 2017, was principally due to a shift in the number of contracts signed to more expensive areas and/or products and price increases in fiscal 2018, as compared to fiscal 2017.
The value of our backlog at October 31, 2018, 2017, and 2016 was $5.52 billion (6,105 homes), $5.06 billion (5,851 homes), and $3.98 billion (4,685 homes), respectively. Approximately 96% of the homes in backlog at October 31, 2018 are expected to be delivered by October 31, 2019. The 9.1% increase in the value of homes in backlog at October 31, 2018, as compared to October 31, 2017, was due to our signing net contracts with a value of $7.60 billion in fiscal 2018, offset, in part, by home deliveries with an aggregate value of $7.14 billion in fiscal 2018.
The 27.0% increase in the value of homes in backlog at October 31, 2017, as compared to October 31, 2016, was primarily due to our signing net contracts with a value of $6.83 billion in fiscal 2017, offset, in part, by home deliveries with an aggregate value of $5.82 billion in fiscal 2017.
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

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2018, 2017, and 2016, as shown in the table below (amounts in thousands):

	2018	2017	2016
Land controlled for future communities	$2,820	$1,949	$3,142
Land owned for future communities	2,185	3,050	2,300
Operating communities	30,151	9,795	8,365
	$35,156	$14,794	$13,807
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30	65	4	$21,811	13,325
July 31	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365
Income Taxes — Valuation Allowance
We assess the need for valuation allowances for deferred tax assets in each period based on whether it is more-likely-than-not that some portion of the deferred tax asset would not be realized. If, based on the available evidence, it is more-likely-than-not that such asset will not be realized, a valuation allowance is established against a deferred tax asset. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. This assessment considers, among other matters, the nature, consistency, and magnitude of current and cumulative income and losses; forecasts of future profitability; the duration of statutory carryback or carryforward periods; our experience with operating loss and tax credit carryforwards being used before expiration; tax planning alternatives; and outlooks for the U.S. housing industry and broader economy. Changes in existing tax laws or rates could also affect our actual tax results. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, actual results could differ from the estimates used in our assessment that could have a material impact on our consolidated results of operations or financial position.

As a result of the enactment of the Tax Act into law, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $35.5 million in fiscal 2018. See Note 8, “Income Taxes” in Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the Tax Act.
Our deferred tax assets consist principally of timing of deductibility of accrued expenses, inventory impairments, inventory valuation differences, state tax net operating loss carryforwards, and stock-based compensation expense. In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for five years to 20 years.
For state tax purposes, we establish valuation allowances for deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. Due to past and projected losses in certain jurisdictions where we did not have carryback potential and/or could not sufficiently forecast future taxable income, we had recorded a net cumulative valuation allowance against our state deferred tax assets at October 31, 2016. During fiscal 2016, we recognized new valuation allowances of $1.0 million. We did not recognize any new valuation allowances in fiscal 2018 and 2017. During fiscal 2017, due to improved operating results, we reversed $32.2 million of state deferred tax asset valuation allowances. No state deferred tax asset valuation allowances were reversed in fiscal 2018 and 2016.
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
On November 1, 2018, we adopted Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance. See Note 1, “Significant Accounting Policies” in Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the adoption of ASU 2014-09.
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
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability and the estimated costs of potential claims and claim adjustment expenses that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported (“IBNR”).
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
OFF-BALANCE SHEET ARRANGEMENTS
We also operate through a number of joint ventures. We earn construction and management fee income from many of these joint ventures. Our investments in these entities are generally accounted for using the equity method of accounting. We are a party to several joint ventures with unrelated parties to develop and sell land that is owned by the joint ventures. We recognize our proportionate share of the earnings from the sale of home sites to other builders, including our joint venture partners. We do not recognize earnings from the home sites we purchase from these ventures at the time of our purchase; instead, our cost basis in the home sites is reduced by our share of the earnings realized by the joint venture from those home sites.
At October 31, 2018, we had investments in these entities of $431.8 million, and were committed to invest or advance up to an additional $39.5 million to these entities if they require additional funding. At October 31, 2018, we had agreed to terms for the acquisition of 169 home sites from two Land Development Joint Ventures for an estimated aggregate purchase price of $128.2 million. In addition, we expect to purchase approximately 2,700 additional home sites over a number of years from several of these joint ventures; the purchase price of these home sites will be determined at a future date.
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
We believe that as of October 31, 2018, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2018, we had guaranteed the debt of certain unconsolidated entities with loan commitments aggregating $1.34 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $294.7 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2018, the unconsolidated entities had borrowed an aggregate of $1.06 billion, of which we estimate $254.7 million to be our maximum exposure related to repayment and carry cost guarantees. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K.
The trends, uncertainties or other factors that negatively impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for our unconsolidated entities that own, develop, and manage for-rent residential apartments, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we recognized charges in connection with two Land Development Joint Ventures of $6.0 million in fiscal 2018 and $2.0 million in fiscal 2017 at one Land Development Joint Venture. We determined that no impairments of our investments occurred in fiscal 2016.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2018, 2017, and 2016 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2018	2017	% Change 2018 vs. 2017	2016	% Change 2017 vs. 2016
Revenues	7,143.3	5,815.1	23%	5,169.5	12%
Cost of revenues	5,673.0	4,562.3	24%	4,144.1	10%
Selling, general and administrative	684.0	605.6	13%	533.1	14%
	6,357.0	5,167.9	23%	4,677.2	10%
Income from operations	786.2	647.2	21%	492.3	31%
Other:
Income from unconsolidated entities	85.2	116.1	(27)%	40.7	185%
Other income - net	62.5	51.1	22%	56.0	(9)%
Income before income taxes	933.9	814.3	15%	589.0	38%
Income tax provision	185.8	278.8	(33)%	206.9	35%
Net income	748.2	535.5	40%	382.1	40%

Supplemental information:
Cost of revenues as a percentage of revenues	79.4%	78.5%		80.2%
SG&A as a percentage of revenues	9.6%	10.4%		10.3%
Effective tax rate	19.9%	34.2%		35.1%

Deliveries – units	8,265	7,151	16%	6,098	17%
Deliveries – average selling price*	$864.3	$813.2	6%	$847.7	(4)%

Net contracts signed – value	$7,604.3	$6,828.3	11%	$5,649.6	21%
Net contracts signed – units	8,519	8,175	4%	6,719	22%
Net contracts signed – average selling price*	$892.6	$835.3	7%	$840.8	(1)%

	At October 31,
	2018	2017	% Change 2018 vs. 2017	2016	% Change 2017 vs. 2016
Backlog – value	$5,522.5	$5,061.5	9%	$3,984.1	27%
Backlog – units	6,105	5,851	4%	4,685	25%
Backlog – average selling price*	$904.6	$865.1	5%	$850.4	2%
* $ amounts in thousands.
Note: Amounts may not add due to rounding.
FISCAL 2018 COMPARED TO FISCAL 2017
REVENUES AND COST OF REVENUES
The increase in revenues in fiscal 2018, as compared to fiscal 2017, was mainly attributable to a 16% increase in the number of homes delivered primarily due to a higher backlog at October 31, 2017, as compared to October 31, 2016, and a 6% increase in the average price of the homes delivered. The increase in the average delivered home price was mainly due to an increase in the number of homes delivered in California, where home prices were higher; a shift in the number of homes delivered to more expensive areas and/or products in California and City Living; and price increases in the fiscal 2018 period, as compared to the fiscal 2017 period. These increases were partially offset by an increase in deliveries of lower priced products primarily in Massachusetts and Michigan and an increase in deliveries in Idaho, where average delivered home prices were lower than the Company average.

Cost of revenues, as a percentage of revenues, in fiscal 2018 was 79.4%, as compared to 78.5% in fiscal 2017. The increase in fiscal 2018, as compared to fiscal 2017, was primarily due to higher material and labor costs; a higher number of closings in attached home communities (including active-adult), where cost of revenues are higher than our Company average; higher inventory impairment charges; a $6.0 million benefit in fiscal 2017 from the reversal of an accrual for offsite improvements at a completed community that was no longer required; and state reimbursements of $4.7 million in fiscal 2017 for previously expensed environmental clean-up costs. These increases were, offset, in part, by an increase in revenues generated in California, where cost of revenues, as a percentage of revenues, were lower than the Company average; price increases; recovery of approximately $9.7 million from litigation settlements in fiscal 2018; a $7.0 million benefit in fiscal 2018 from the reversal of an accrual related to an indemnification obligation related to the Shapell acquisition that has expired; and lower interest expense in fiscal 2018, as compared to fiscal 2017.
Interest cost in fiscal 2018 was $190.7 million or 2.7% of revenues, as compared to $172.8 million or 3.0% of revenues in fiscal 2017. We recognized inventory impairments and write-offs of $35.2 million or 0.5% of revenues and $14.8 million or 0.3% of revenues in fiscal 2018 and fiscal 2017, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending increased by $78.5 million in fiscal 2018, as compared to fiscal 2017. As a percentage of revenues, SG&A was 9.6% and 10.4% in fiscal 2018 and 2017, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased consulting fees related to implementation of process improvements. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the overall increase in our business in fiscal 2018, as compared to fiscal 2017. The decrease in SG&A as a percentage of revenues in the fiscal 2018 period was due to SG&A spending increasing by 13% while revenues increased 23% from the fiscal 2017 period.
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
The decrease in income from unconsolidated entities from $116.1 million in fiscal 2017 to $85.2 million in fiscal 2018, was due mainly to lower income from two of our Home Building Joint Ventures located in New York, New York, where the fiscal 2017 period benefited from the commencement of deliveries in the fourth quarter of fiscal 2016; $26.7 million of gains recognized in fiscal 2017 on the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey and the suburbs of Philadelphia, Pennsylvania; and $6.0 million of charges we recognized on two of our Land Development Joint Ventures in fiscal 2018, as compared to a $2.0 million impairment charge recognized on one of these joint ventures in fiscal 2017. These decreases were partially offset by $67.2 million of gains recognized in fiscal 2018 from asset sales by three of our Rental Property Joint Ventures located in College Park, Maryland, Herndon, Virginia, and Westborough, Massachusetts.
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Income from ancillary businesses	$25,692	$18,934
Management fee income from home building unconsolidated entities, net	11,740	12,902
Income from land and other sales	6,331	8,621
Other	18,697	10,605
Total other income – net	$62,460	$51,062

The increase in income from ancillary businesses in fiscal 2018, as compared to fiscal 2017, was mainly due a $10.7 million gain from a bulk sale of security monitoring accounts by our home control solutions business. This increase was partially offset by a $3.5 million write-down of a commercial property operated by Toll Brothers Apartment Living.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and home building operations. In addition, in fiscal 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $7.5 million and $6.2 million, respectively; fees earned by our apartment living operations are included in income from ancillary businesses.
The increase in other in fiscal 2018, as compared to fiscal 2017, was principally due to higher interest income and retained customer deposits in fiscal 2018, as compared to fiscal 2017.
INCOME BEFORE INCOME TAXES
In fiscal 2018, we reported income before income taxes of $933.9 million or 13.1% of revenues, as compared to $814.3 million, or 14.0% of revenues in fiscal 2017.
INCOME TAX PROVISION
We recognized a $185.8 million income tax provision in fiscal 2018. Based upon the blended federal statutory rate of 23.3% for fiscal 2018, our federal tax provision would have been $217.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to tax law changes of $38.7 million; a benefit of $18.2 million related to the utilization of domestic production activities deductions; the reversal of $4.7 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; a benefit of $4.2 million from excess tax benefits related to stock-based compensation; and $15.2 million of permanent and other differences, offset, in part, by the provision for state income taxes of $47.1 million. See Note 8, “Income Taxes” in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the Tax Act.
We recognized a $278.8 million income tax provision in fiscal 2017. Based upon the federal statutory rate of 35%, our federal tax provision would have been $285.0 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was due mainly to a $32.2 million benefit from the reversal of state deferred tax asset valuation allowances; a $12.8 million tax benefit from the utilization of the domestic production activities deduction; the reversal of $4.0 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; and $1.5 million of other permanent differences. These benefits were, offset, in part, by the recognition of a $34.7 million provision for state income taxes; $1.0 million of accrued interest and penalties for previously accrued taxes on uncertain tax positions; and $8.6 million of other differences.
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
Cost of revenues, as a percentage of revenues, in fiscal 2017 was 78.5%, as compared to 80.2% in fiscal 2016. The decrease in fiscal 2017, as compared to fiscal 2016, was primarily due to the recognition in fiscal 2016 of $125.6 million (2.4% of revenues) of warranty charges primarily related to homes built in Pennsylvania and Delaware; a $6.0 million benefit in fiscal 2017 from the reversal of an accrual for offsite improvements at a completed community that was no longer required; state reimbursements of $4.7 million in fiscal 2017 for previously expensed environmental clean-up costs; and lower interest expense in the fiscal 2017 period, as compared to the fiscal 2016 period. These decreases were, offset, in part, by a shift in the number of homes delivered to lower-margin buildings in our City Living segment; the impact of purchase accounting for the homes sold from communities acquired in our purchase of Coleman; higher material and labor costs; and a higher number of closings from lower-margin communities in our Traditional Home Building segment. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Interest cost in fiscal 2017 was $172.8 million or 3.0% of revenues, as compared to $160.3 million or 3.1% of revenues in fiscal 2016. We recognized inventory impairments and write-offs of $14.8 million or 0.3% of revenues and $13.8 million or 0.3% of revenues in fiscal 2017 and fiscal 2016, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending increased by $72.5 million in fiscal 2017, as compared to fiscal 2016. As a percentage of revenues, SG&A increased to 10.4% in fiscal 2017 from 10.3% in fiscal 2016. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees; increased sales and marketing costs; and increased spending on our upgrading of computer software. The higher sales and marketing costs were the result of the increased spending on advertising, higher model operating costs due to the increase in the average number of selling communities, and the increased number of homes delivered. The increased number of employees was due primarily to the overall increase in our business in fiscal 2017, as compared to fiscal 2016. The increase in SG&A as a percentage of revenues in the fiscal 2017 period was due to SG&A spending increasing by 13.6% while revenues increased 12.5% from the fiscal 2016 period.
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
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Income from ancillary businesses	$16,276	$17,473
Gibraltar	2,658	6,646
Management fee income from home building unconsolidated entities, net	12,902	10,270
Income from land sales	8,621	13,327
Other	10,605	8,238
Total other income – net	$51,062	$55,954
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
Fiscal 2018
At October 31, 2018, we had $1.18 billion of cash and cash equivalents and approximately $1.13 billion available for borrowing under our Revolving Credit Facility.
Cash provided by operating activities during fiscal 2018 was $602.4 million. It was generated primarily from $748.2 million of net income plus $28.3 million of stock-based compensation, $25.3 million of depreciation and amortization, $35.2 million of inventory impairments and write-offs; and an increase of $57.9 million in accounts payable and accrued expenses; offset, in part, by a $143.6 million increase in inventory; an increase of $85.4 million in receivables, prepaid assets, and other assets; an increase of $38.9 million in mortgage loans held for sale; and a net deferred tax benefit of $21.9 million.
Cash provided by investing activities during fiscal 2018 was $81.3 million. The cash generated by investing activities was primarily related to $138.0 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans, offset, in part, by $28.2 million for the purchase of property and equipment and $27.5 million used to fund investments in unconsolidated entities.
We used $214.3 million of cash from financing activities in fiscal 2018, primarily for repurchase of $503.2 million of our common stock; the repayment of $92.7 million of other loans payable, net of new borrowings; and payment of $61.7 million of dividends on our common stock, offset, in part, by the net proceeds of $396.5 million from the issuance of $400.0 million aggregate principal amount of 4.35% Senior Notes due 2028, the borrowings of $29.9 million on our mortgage company loan facility, net of new borrowings; and the proceeds of $13.4 million from our stock-based benefit plans.
Fiscal 2017
At October 31, 2017, we had $712.8 million of cash and cash equivalents on hand and approximately $1.15 billion available for borrowing under our Revolving Credit Facility.
Cash provided by operating activities during fiscal 2017 was $965.0 million. It was generated primarily from $535.5 million of net income plus $28.5 million of stock-based compensation, $25.4 million of depreciation and amortization, $14.8 million of inventory impairments and write-offs; a net deferred tax provision of $185.7 million; a $129.7 million decrease in inventory; a decrease of $114.9 million in mortgage loans held for sale; and a $38.0 million increase in customer deposits; offset, in part, by a decrease of $140.5 million in accounts payable and accrued expenses.
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
We used $878.2 million of cash from financing activities in fiscal 2017, primarily for the repayment of $687.5 million of senior notes; the repurchase of $290.9 million of our common stock; the repayment of $250.0 million on our Revolving Credit Facility, net of new borrowings under it; the repayment of $89.9 million on our mortgage company loan facility, net of new borrowings; the repayment of $42.9 million of other loans payable, net of new borrowings; and payment of $38.6 million of dividends on our common stock, offset, in part, by the net proceeds of $455.5 million from the issuance of $450.0 million aggregate principal amount of 4.875% Senior Notes due 2027, and the proceeds of $66.0 million from our stock-based benefit plans.
Fiscal 2016
At October 31, 2016, we had $633.7 million of cash and cash equivalents on hand and approximately $961.8 million available for borrowing under our Revolving Credit Facility.
Cash provided by operating activities during fiscal 2016 was $150.9 million. It was generated primarily from $382.1 million of net income plus $26.7 million of stock-based compensation, $23.1 million of depreciation and amortization, $13.8 million of inventory impairments and write-offs, and $19.3 million of deferred taxes; an increase of $524.6 million in accounts payable and accrued expenses; a $27.8 million increase in customer deposits; and a $6.0 million increase in income taxes payable; offset, in part, by the net purchase of $391.2 million of inventory; a $307.4 million increase in receivables, prepaid expenses, and other assets; and an increase of $124.9 million in mortgage loans originated, net of the sale of mortgage loans to outside investors.
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
We used $444.4 million of cash from financing activities in fiscal 2016, primarily for the repurchase of $392.8 million of our common stock; the repayment of $100.0 million from our credit facilities, net of new borrowing under them; and the repayment of $69.0 million of other loans payable, net of new borrowings, offset, in part, by $110.0 million of new borrowings under our mortgage company loan facility, net of repayments.
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business remain at its current level or decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At October 31, 2018, we owned or controlled through options approximately 53,400 home sites, as compared to approximately 48,300 at October 31, 2017; and approximately 48,800 at October 31, 2016. Of the approximately 53,400 home sites owned or controlled through options at October 31, 2018, we owned approximately 32,500. Of our owned home sites at October 31, 2018, significant improvements were completed on approximately 16,900 of them.
At October 31, 2018, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.53 billion (including $128.2 million of land to be acquired from joint ventures in which we have invested). Of the $2.53 billion of land purchase commitments, we had paid or deposited $168.4 million and, if we acquire all of these land parcels, we will be required to pay an additional $2.29 billion. The purchases of these land parcels are scheduled over the next several years. In addition, we expect to purchase approximately 2,700 additional home sites over a number of years from several of these joint ventures. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Net cash provided by (used in) investing activities,” At October 31, 2018, we had investments in these entities of $431.8 million, and were committed to invest or advance up to an additional $39.5 million to these entities if they require additional funding. At October 31, 2018, we had purchase commitments to acquire land for apartment developments of approximately $272.6 million, of which we had outstanding deposits in the amount of $13.2 million. We intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.295 billion Revolving Credit Facility that is scheduled to expire in May 2021. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.50 billion. Under the terms of the Revolving Credit Facility, at October 31, 2018, our leverage ratio was approximately 0.54 to 1.00 and our tangible net worth was approximately $4.72 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $2.41 billion as of October 31, 2018. At October 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $165.4 million.
On October 31, 2018, we had a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks which was scheduled to mature in August 2021. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings, and (v) modify certain provisions relating to existing financial maintenance and negative covenants.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2018 (amounts in millions):

	2019	2020 – 2021	2022 – 2023	Thereafter	Total
Senior notes (a)	$481.8	$475.3	$993.5	$1,635.8	$3,586.4
Loans payable (a)(b)	97.5	557.2	29.2	100.4	784.3
Mortgage company loan facility (a)(c)	153.2				153.2
Operating lease obligations (d)	12.7	13.6	5.7	1.7	33.7
Purchase obligations (e)	1,823.3	723.9	290.9	144.8	2,982.9
Retirement plans (f)	9.7	14.3	13.8	55.4	93.2
	$2,578.2	$1,784.3	$1,333.1	$1,938.1	$7,633.7

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.9 billion of the senior notes, $686.8 million of loans payable, $150.0 million of the mortgage company loan facility, and $40.3 million of accrued interest were recorded on our October 31, 2018 Consolidated Balance Sheet.

(b)
The 2020 – 2021 column above includes $500.0 million for the maturity of the Term Loan Facility. On November 1, 2018, we amended the Term Loan Facility to, among other things, increase the size of the outstanding term loan from $500.0 million to $800.0 million and extend the maturity date to November 1, 2023.

(c)	In December 2018, we amended the mortgage company warehousing agreement to, among other things, extend the maturity date to December 6, 2019.

(d)
In December 2018, we signed a 16-year lease agreement to lease approximately 163,000 square feet of office space for our new corporate headquarters. The terms of the lease require annual minimum lease payments starting at $2.8 million which escalate throughout the lease term. Payments under this lease are not included in the table above.

(e)
Amounts represent our expected acquisition of land under purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Of the total amount indicated, $40.1 million was recorded on our October 31, 2018 Consolidated Balance Sheet.

(f)
Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $68.6 million was recorded on our October 31, 2018 Consolidated Balance Sheet.

SEGMENTS
We operate in two segments: Traditional Home Building and City Living, our urban development division. Within Traditional Home Building, we operate in five geographic segments around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Idaho, Nevada, and Washington, and (5) California.
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. We expect to open communities in these markets in fiscal 2019. In fiscal 2018, we discontinued the sale of homes in Minnesota. Our operations in Minnesota were immaterial to the North geographic segment.

The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2018, 2017, and 2016. Information related to backlog and assets by segment at October 31, 2018 and 2017, has also been provided.
Units Delivered and Revenues:

	Fiscal 2018 Compared to Fiscal 2017
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$975.7	$775.5	26%	1,453	1,139	28%	$671.5	$680.9	(1)%
Mid-Atlantic	1,141.1	1,030.3	11%	1,800	1,681	7%	633.9	612.9	3%
South	1,045.4	924.0	13%	1,391	1,247	12%	751.5	741.0	1%
West	1,451.4	1,151.7	26%	2,130	1,783	19%	681.4	645.9	5%
California	2,208.7	1,550.5	42%	1,322	1,041	27%	1,670.7	1,489.4	12%
Traditional Home Building	6,822.3	5,432.0	26%	8,096	6,891	17%	842.7	788.3	7%
City Living	321	383.1	(16)%	169	260	(35)%	1,899.4	1,473.5	29%
Total	$7,143.3	$5,815.1	23%	8,265	7,151	16%	$864.3	$813.2	6%

	Fiscal 2017 Compared to Fiscal 2016
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$775.5	$814.5	(5)%	1,139	1,172	(3)%	$680.9	$695.0	(2)%
Mid-Atlantic	1,030.3	895.7	15%	1,681	1,432	17%	612.9	625.5	(2)%
South	924.0	849.6	9%	1,247	1,093	14%	741.0	777.3	(5)%
West	1,151.7	903.7	27%	1,783	1,304	37%	645.9	693.0	(7)%
California	1,550.5	1,448.5	7%	1,041	1,006	3%	1,489.4	1,439.9	3%
Traditional Home Building	5,432.0	4,912.0	11%	6,891	6,007	15%	788.3	817.7	(4)%
City Living	383.1	257.5	49%	260	91	186%	1,473.5	2,829.7	(48)%
Total	$5,815.1	$5,169.5	12%	7,151	6,098	17%	$813.2	$847.7	(4)%
Net Contracts Signed:

	Fiscal 2018 Compared to Fiscal 2017
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$928.1	$898.9	3%	1,334	1,379	(3)%	$695.7	$651.8	7%
Mid-Atlantic	1,158.3	1,161.9	—%	1,799	1,838	(2)%	643.9	632.2	2%
South	1,132.7	1,003.5	13%	1,502	1,342	12%	754.1	747.8	1%
West	1,510.5	1,318.3	15%	2,133	2,032	5%	708.2	648.8	9%
California	2,596.9	2,177.9	19%	1,568	1,395	12%	1,656.2	1,561.2	6%
Traditional Home Building	7,326.5	6,560.5	12%	8,336	7,986	4%	878.9	821.5	7%
City Living	277.8	267.8	4%	183	189	(3)%	1,518.0	1,416.9	7%
Total	$7,604.3	$6,828.3	11%	8,519	8,175	4%	$892.6	$835.3	7%

	Fiscal 2017 Compared to Fiscal 2016
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$898.9	$888.0	1%	1,379	1,259	10%	$651.8	$705.3	(8)%
Mid-Atlantic	1,161.9	986.8	18%	1,838	1,607	14%	632.2	614.1	3%
South	1,003.5	916.8	9%	1,342	1,229	9%	747.8	746.0	—%
West	1,318.3	1,096.7	20%	2,032	1,508	35%	648.8	727.3	(11)%
California	2,177.9	1,418.5	54%	1,395	930	50%	1,561.2	1,525.3	2%
Traditional Home Building	6,560.5	5,306.8	24%	7,986	6,533	22%	821.5	812.3	1%
City Living	267.8	342.8	(22)%	189	186	2%	1,416.9	1,843.0	(23)%
Total	$6,828.3	$5,649.6	21%	8,175	6,719	22%	$835.3	$840.8	(1)%
Backlog at October 31:

	October 31, 2018 Compared to October 31, 2017
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$768.5	$816.1	(6)%	1,098	1,217	(10)%	$699.9	$670.6	4%
Mid-Atlantic	758.8	741.6	2%	1,142	1,143	—%	664.4	648.8	2%
South	903.2	815.9	11%	1,166	1,055	11%	774.6	773.4	—%
West	1,031.1	972.0	6%	1,400	1,397	—%	736.5	695.7	6%
California	1,883.3	1,495.1	26%	1,133	887	28%	1,662.2	1,685.6	(1)%
Traditional Home Building	5,344.9	4,840.7	10%	5,939	5,699	4%	900.0	849.4	6%
City Living	177.6	220.8	(20)%	166	152	9%	1,069.7	1,452.7	(26)%
Total	$5,522.5	$5,061.5	9%	6,105	5,851	4%	$904.6	$865.1	5%

	October 31, 2017 Compared to October 31, 2016
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Traditional Home Building:
North	$816.1	$692.8	18%	1,217	977	25%	$670.6	$709.1	(5)%
Mid-Atlantic	741.6	610.0	22%	1,143	986	16%	648.8	618.7	5%
South	815.9	736.4	11%	1,055	960	10%	773.4	767.1	1%
West	972.0	766.5	27%	1,397	1,020	37%	695.7	751.5	(7)%
California	1,495.1	867.7	72%	887	533	66%	1,685.6	1,627.9	4%
Traditional Home Building	4,840.7	3,673.4	32%	5,699	4,476	27%	849.4	820.7	3%
City Living	220.8	310.7	(29)%	152	209	(27)%	1,452.7	1,486.5	(2)%
Total	$5,061.5	$3,984.1	27%	5,851	4,685	25%	$865.1	$850.4	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2018	2017	% Change 2018 vs. 2017	2016	% Change 2017 vs. 2016
Traditional Home Building:
North	$56.5	$50.4	12%	$77.0	(35)%
Mid-Atlantic	90.6	105.7	(14)%	(29.4)	460%
South	110.3	112.8	(2)%	128.6	(12)%
West	213.3	153.2	39%	127.3	20%
California	494.3	345.1	43%	335.2	3%
Traditional Home Building	965.0	767.2	26%	638.7	20%
City Living	78.1	193.9	(60)%	91.1	113%
Corporate and other	(109.2)	(146.8)	26%	(140.8)	(4)%
Total	$933.9	$814.3	15%	$589.0	38%
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
Total Assets ($ amounts in millions):

	At October 31,
	2018	2017
Traditional Home Building:
North	$970.9	$1,075.0
Mid-Atlantic	1,130.4	1,121.0
South	1,237.7	1,184.9
West	1,580.2	1,275.3
California	2,734.0	2,630.0
Traditional Home Building	7,653.2	7,286.2
City Living	516.2	647.2
Corporate and other	2,075.2	1,511.8
Total	$10,244.6	$9,445.2
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

FISCAL 2018 COMPARED TO FISCAL 2017
Traditional Home Building
North

	Year ended October 31,
	2018	2017	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$975.7	$775.5	26%
Units delivered	1,453	1,139	28%
Average delivered price ($ in thousands)	$671.5	$680.9	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$928.1	$898.9	3%
Net contracted units	1,334	1,379	(3)%
Average contracted price ($ in thousands)	$695.7	$651.8	7%

Cost of revenues as a percentage of revenues	86.7%	84.8%

Income before income taxes ($ in millions)	$56.5	$50.4	12%

Number of selling communities at October 31,	57	51	12%
The increase in the number of homes delivered in fiscal 2018, as compared to fiscal 2017, was mainly due to increases in the number of homes closed in Michigan, New Jersey, and New York, which were attributable to the increased number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. In addition, revenue in fiscal 2017 was impacted by the defective floor joists issue that is further discussed in “Overview – Defective Floor Joists” in this MD&A. The decrease in the average price of homes delivered in fiscal 2018, as compared to fiscal 2017, was mainly due to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2018, as compared to fiscal 2017, particularly in Massachusetts and Michigan.
The decrease in the number of net contracts signed in fiscal 2018, as compared to fiscal 2017, was mainly due to a decrease in the average number of selling communities in the fiscal 2018 periods, as compared to the fiscal 2017 periods. The increase in the average sales price of net contracts signed in fiscal 2018, as compared to fiscal 2017, was principally attributable to shifts in the number of contracts signed to more expensive areas and/or products in fiscal 2018, as compared to fiscal 2017, particularly in Michigan and New Jersey.
The increase in income before income taxes in fiscal 2018, as compared to fiscal 2017, was principally attributable to higher earnings from increased revenues, offset, in part, by higher cost of revenues, as a percentage of revenues in fiscal 2018, as compared to fiscal 2017. The increase in the cost of revenues, as a percentage of revenues, was primarily due to higher inventory impairment charges, a shift in product mix/areas to lower-margin areas, and higher material and labor costs in fiscal 2018, as compared to fiscal 2017.
Inventory impairment charges were $19.7 million in fiscal 2018, as compared to $6.5 million in fiscal 2017. During fiscal 2018, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut needed to be reduced, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $12.0 million in fiscal 2018. In addition, during fiscal 2018, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in bulk sales in two communities, located in Illinois and Minnesota, rather than sell and construct homes as previously intended. The carrying values of these communities were written down to their estimated fair values resulting in a charge to income before income taxes of $4.4 million in fiscal 2018.

Mid-Atlantic

	Year ended October 31,
	2018	2017	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,141.1	$1,030.3	11%
Units delivered	1,800	1,681	7%
Average delivered price ($ in thousands)	$633.9	$612.9	3%

Net Contracts Signed:
Net contract value ($ in millions)	$1,158.3	$1,161.9	—%
Net contracted units	1,799	1,838	(2)%
Average contracted price ($ in thousands)	$643.9	$632.2	2%

Cost of revenues as a percentage of revenues	84.4%	82.1%

Income (loss) before income taxes ($ in millions)	$90.6	$105.7	(14)%

Number of selling communities at October 31,	62	64	(3)%
The increase in the number of homes delivered in fiscal 2018, as compared to fiscal 2017, was mainly due to an increase in the number of homes closed in Pennsylvania and Maryland, which was attributable to an increase in the number of homes in backlog in those markets at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average price of homes delivered in fiscal 2018, as compared to fiscal 2017, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2018, as compared to fiscal 2017.
The decrease in the number of net contracts signed in fiscal 2018, as compared to fiscal 2017, was principally due to a decrease in the average number of selling communities partially offset by an increase in demand in fiscal 2018, as compared to fiscal 2017.
The decrease in income before income taxes in fiscal 2018, as compared to fiscal 2017, was mainly due to increases in cost of revenues, as a percent of revenues, and a higher impairment charge recognized on one of our Land Development Joint Ventures in fiscal 2018, as compared to fiscal 2017. These decreases were partially offset by higher earnings from increased revenues. The increase in cost of revenues, as a percentage of revenues, was mainly due to increased material and labor costs; a $6.0 million benefit in fiscal 2017 from the reversal of an accrual for offsite improvements at a completed community that was no longer required; and higher inventory impairment charges in fiscal 2018, as compared to fiscal 2017. In fiscal 2018, inventory impairment charges were $9.8 million, as compared to $6.9 million in fiscal 2017. In fiscal 2018, we decided to sell a portion of the lots in a bulk sale in one community located in Maryland, primarily due to increases in site costs and a lack of improvement in customer demand as a result of weaker than expected market conditions. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in fiscal 2018 of $6.7 million. During fiscal 2017, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Maryland needed to be reduced primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in fiscal 2017 to its estimated fair value resulting in a charge to income before taxes of $3.9 million.
In fiscal 2018 and 2017, we recognized impairment charges of $4.0 million and $2.0 million, respectively, related to one Land Development Joint Venture located in Maryland. In fiscal 2017, we determined that we should increase the development costs assumptions used in prior impairment reviews of this joint venture. As a result of these cost increases, we determined that our investment in this joint venture was impaired and we concluded that the impairment was other than temporary. Accordingly, the carrying value of our investment in this joint venture was written down to its estimated fair value resulting in a charge to income before taxes of $2.0 million in fiscal 2017. Further, in the third quarter of fiscal 2018, we and our partner decided to sell the land in this joint venture rather than continue development and sell finished lots as previously intended, primarily due to continued cost increases and reduced demand in that market. We determined that our investment in this joint venture was further impaired and we concluded that the impairment was other than temporary. Accordingly, the carrying value of our investment in this joint venture was written down to its estimated fair value resulting in a charge to income before taxes of $4.0 million in fiscal 2018.

South

	Year ended October 31,
	2018	2017	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,045.4	$924.0	13%
Units delivered	1,391	1,247	12%
Average delivered price ($ in thousands)	$751.5	$741.0	1%

Net Contracts Signed:
Net contract value ($ in millions)	$1,132.7	$1,003.5	13%
Net contracted units	1,502	1,342	12%
Average contracted price ($ in thousands)	$754.1	$747.8	1%

Cost of revenues as a percentage of revenues	83.3%	81.5%

Income before income taxes ($ in millions)	$110.3	$112.8	(2)%

Number of selling communities at October 31,	69	73	(5)%
The increase in the number of homes delivered in fiscal 2018, as compared to fiscal 2017, was mainly due to the increased number of homes in backlog as of October 31, 2017, as compared to the number of homes in backlog at October 31, 2016.
The increase in the number of net contracts signed in fiscal 2018, as compared to fiscal 2017, was mainly due to an increase in demand, offset, in part, by a decrease in the average number of selling communities in fiscal 2018, as compared to fiscal 2017.
The decrease in income before income taxes in fiscal 2018, as compared to fiscal 2017, was principally due to a higher cost of revenues, as a percentage of revenues, offset, in part, by higher earnings from increased revenues. The increase in cost of revenues, as a percentage of revenues, in fiscal 2018, as compared to fiscal 2017, was primarily due to higher material and labor costs in fiscal 2018, as compared to fiscal 2017.
West

	Year ended October 31,
	2018	2017	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,451.4	$1,151.7	26%
Units delivered	2,130	1,783	19%
Average delivered price ($ in thousands)	$681.4	$645.9	5%

Net Contracts Signed:
Net contract value ($ in millions)	$1,510.5	$1,318.3	15%
Net contracted units	2,133	2,032	5%
Average contracted price ($ in thousands)	$708.2	$648.8	9%

Cost of revenues as a percentage of revenues	78.2%	79.3%

Income before income taxes ($ in millions)	$213.3	$153.2	39%

Number of selling communities at October 31,	83	73	14%
The increase in the number of homes delivered in fiscal 2018, as compared to fiscal 2017, was mainly due to the increased number of homes in backlog at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average delivered price of homes delivered in fiscal 2018, as compared to fiscal 2017, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and price increases in fiscal 2018, as compared to fiscal 2017, offset, in part, by an increase in deliveries in Idaho, where average delivered home prices are lower than our Company average, in fiscal 2018, as compared to fiscal 2017.

The increase in the number of net contracts signed in fiscal 2018, as compared to fiscal 2017, was principally due to an increase in demand partially offset by a decrease in the average number of selling communities in fiscal 2018, as compared to fiscal 2017. The increase in the average value of each contract signed in fiscal 2018, as compared to fiscal 2017, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and price increases in fiscal 2018, as compared to fiscal 2017.
The increase in income before income taxes in fiscal 2018, as compared to fiscal 2017, was due mainly to higher earnings from increased revenues in fiscal 2018, as compared to fiscal 2017.
California

	Year ended October 31,
	2018	2017	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$2,208.7	$1,550.5	42%
Units delivered	1,322	1,041	27%
Average delivered price ($ in thousands)	$1,670.7	$1,489.4	12%

Net Contracts Signed:
Net contract value ($ in millions)	$2,596.9	$2,177.9	19%
Net contracted units	1,568	1,395	12%
Average contracted price ($ in thousands)	$1,656.2	$1,561.2	6%

Cost of revenues as a percentage of revenues	72.9%	72.8%

Income before income taxes ($ in millions)	494.3	345.1	43%

Number of selling communities at October 31,	38	38	—%
The increase in the number of homes delivered in fiscal 2018, as compared to fiscal 2017, was mainly due to to the increased number of homes in backlog at October 31, 2017, as compared to the number of homes in backlog at October 31, 2016. The increase in the average price of homes delivered in fiscal 2018, as compared to fiscal 2017, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2018, as compared to fiscal 2017.
The increase in the number of net contracts signed in fiscal 2018, as compared to fiscal 2017, was due mainly to an increase in the average number of selling communities in Northern California, offset, in part, by a decrease in demand in Southern California. The increase in the average value of each contract signed in fiscal 2018, as compared to fiscal 2017, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and increased selling prices in fiscal 2018, as compared to fiscal 2017.
The increase in income before income taxes in fiscal 2018, as compared to fiscal 2017, was primarily due to higher earnings from the increased revenues in fiscal 2018, as compared to fiscal 2017, and a $7.0 million benefit in fiscal 2018 from the reversal of an accrual related to an indemnification obligation related to the Shapell acquisition that has expired.

City Living

	Year ended October 31,
	2018	2017	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$321.0	$383.1	(16)%
Units delivered	169	260	(35)%
Average delivered price ($ in thousands)	$1,899.4	$1,473.5	29%

Net Contracts Signed:
Net contract value ($ in millions)	$277.8	$267.8	4%
Net contracted units	183	189	(3)%
Average contracted price ($ in thousands)	$1,518.0	$1,416.9	7%

Cost of revenues as a percentage of revenues	75.1%	67.6%

Income before income taxes ($ in millions)	$78.1	$193.9	(60)%

Number of selling communities at October 31,	6	6	—%
The decrease in the number of homes delivered in fiscal 2018, as compared to fiscal 2017, was principally due to the commencement of deliveries in fiscal 2017 at three buildings (located in Hoboken, New Jersey; New York City; and Bethesda, Maryland). These decreases were partially offset by closings at one building, located in Hoboken, New Jersey, where deliveries commenced in fiscal 2018. The increase in the average price of homes delivered in fiscal 2018, as compared to fiscal 2017, was primarily due to a shift in the number of homes delivered to more expensive buildings in fiscal 2018, as compared to fiscal 2017. In fiscal 2018, 37% of the units delivered were located in New York, New York, where home prices were higher, as compared to 21% in fiscal 2017.
The decrease in the number of net contracts signed in fiscal 2018, as compared to fiscal 2017, was primarily due to a reduction of available inventory and a decrease in demand in fiscal 2018, as compared to fiscal 2017. The increase in the average sales price of net contracts signed in fiscal 2018, as compared to fiscal 2017, was principally due to a shift to sales in more expensive buildings in fiscal 2018, as compared to fiscal 2017.
The decrease in income before income taxes in fiscal 2018, as compared to fiscal 2017, was mainly due to a decrease in earnings from our investments in unconsolidated entities; lower earnings from decreased revenues; a shift in the number of homes delivered to buildings with lower margins in fiscal 2018, as compared to fiscal 2017; $4.7 million recognized in connection with a previously deferred gain in fiscal 2017; and a state reimbursement of $4.7 million of previously expensed environmental clean-up costs received in fiscal 2017.
In fiscal 2018, earnings from our investments in unconsolidated entities were $6.9 million, as compared to $73.1 million in fiscal 2017. Fiscal 2017 benefited from the commencement of deliveries from two Home Building Joint Ventures in the fourth quarter of fiscal 2016. The tables below provide information related to deliveries and revenues and net contracts signed by our Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Year ended October 31,
	2018 Units	2017 Units	2018 $	2017 $
Deliveries and revenues	14	123	$65.7	$407.1
Net contracts signed	102	69	$245.6	$123.2

	At October 31,
	2018 Units	2017 Units	2018 $	2017 $
Backlog	134	46	$279.0	$99.1

Corporate and other
In fiscal 2018 and 2017, loss before income taxes was $109.2 million and $146.8 million, respectively. The decrease in the loss before income taxes in fiscal 2018, as compared to fiscal 2017, was principally attributable to a $42.1 million increase in earnings from our investments in unconsolidated entities and higher income earned by our ancillary businesses in fiscal 2018, as compared to fiscal 2017, offset, in part, by higher SG&A costs. The increase in earnings from our investments in unconsolidated entities in fiscal 2018, as compared to fiscal 2017, was mainly due to $67.2 million of gains recognized in fiscal 2018 from asset sales by three of our Rental Property Joint Ventures located in College Park, Maryland, Herndon, Virginia, and Westborough, Massachusetts, partially offset by $26.7 million of gains recognized in fiscal 2017 related to the sale of 50% of our ownership interests in two of our Rental Property Joint Ventures located in Jersey City, New Jersey, and the suburbs of Philadelphia, Pennsylvania. The increase in SG&A costs in fiscal 2018, as compared to fiscal 2017, was due primarily to increased compensation costs due to our increased number of employees primarily related to our increased business activity.
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
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was mainly due to improved market conditions in Connecticut, Michigan, New York, and New Jersey, offset, in part, by a decrease in the number of selling communities and a decrease in Massachusetts where demand has declined. The decrease in the average sales price of net contracts signed in fiscal 2017, as compared to fiscal 2016, was principally attributable to a shift in the number of contracts signed to less expensive areas and/or products in fiscal 2017, as compared to fiscal 2016, particularly in Michigan, where we had a significant increase in the number of contracts signed in multifamily and active-adult communities.
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

Mid-Atlantic

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,030.3	$895.7	15%
Units delivered	1,681	1,432	17%
Average delivered price ($ in thousands)	$612.9	625.5	(2)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,161.9	$986.8	18%
Net contracted units	1,838	1,607	14%
Average contracted price ($ in thousands)	$632.2	614.1	3%

Cost of revenues as a percentage of revenues	82.1%	95.8%

Income (loss) before income taxes ($ in millions)	$105.7	$(29.4)	460%

Number of selling communities at October 31,	64	76	(16)%
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

South

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$924.0	$849.6	9%
Units delivered	1,247	1,093	14%
Average delivered price ($ in thousands)	$741.0	777.3	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,003.5	$916.8	9%
Net contracted units	1,342	1,229	9%
Average contracted price ($ in thousands)	$747.8	746.0	—%

Cost of revenues as a percentage of revenues	81.5%	79.4%

Income before income taxes ($ in millions)	$112.8	$128.6	(12)%

Number of selling communities at October 31,	73	71	3%
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

West

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,151.7	$903.7	27%
Units delivered	1,783	1,304	37%
Average delivered price ($ in thousands)	$645.9	693.0	(7)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,318.3	$1,096.7	20%
Net contracted units	2,032	1,508	35%
Average contracted price ($ in thousands)	$648.8	727.3	(11)%

Cost of revenues as a percentage of revenues	79.3%	78.9%

Income before income taxes ($ in millions)	$153.2	$127.3	20%

Number of selling communities at October 31,	73	65	12%
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
The increase in the number of net contracts signed in fiscal 2017, as compared to fiscal 2016, was principally due to the 458 contracts we signed in the Boise market during fiscal 2017; increases in demand primarily in Nevada and Arizona; and an increase in the number of selling communities in Nevada. These increases were, offset, in part, by lower demand and a decrease in selling communities in Colorado and Washington. The net contracts signed in the Boise market also reduced our average contracted price for fiscal 2017, as compared to fiscal 2016. Excluding contracts signed in the Boise market, the average value of each contract signed in fiscal 2017, increased by 2%, as compared to fiscal 2016.
The increase in income before income taxes in fiscal 2017, as compared to fiscal 2016, was due mainly to higher earnings from the increased revenues in fiscal 2017, as compared to fiscal 2016.
California

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$1,550.5	$1,448.5	7%
Units delivered	1,041	1,006	3%
Average delivered price ($ in thousands)	$1,489.4	1,439.9	3%

Net Contracts Signed:
Net contract value ($ in millions)	$2,177.9	$1,418.5	54%
Net contracted units	1,395	930	50%
Average contracted price ($ in thousands)	$1,561.2	1,525.3	2%

Cost of revenues as a percentage of revenues	72.8%	72.6%

Income before income taxes ($ in millions)	345.1	335.2	3%

Number of selling communities at October 31,	38	37	3%

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
City Living

	Year ended October 31,
	2017	2016	% Change
Units Delivered and Revenues:
Revenues ($ in millions)	$383.1	$257.5	49%
Units delivered	260	91	186%
Average delivered price ($ in thousands)	$1,473.5	2,829.7	(48)%

Net Contracts Signed:
Net contract value ($ in millions)	$267.8	$342.8	(22)%
Net contracted units	189	186	2%
Average contracted price ($ in thousands)	$1,416.9	1,843.0	(23)%

Cost of revenues as a percentage of revenues	67.6%	66.3%

Income before income taxes ($ in millions)	$193.9	$91.1	113%

Number of selling communities at October 31,	6	5	20%
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
Corporate and other
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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2018 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2019	$422,338	3.65%	$150,150	4.20%
2020	259,305	6.66%	150	1.73%
2021	9,131	5.33%	500,150	3.70%
2022	430,241	5.86%	150	1.73%
2023	409,797	4.40%	150	1.73%
Thereafter	1,513,519	4.89%	12,910	2.23%
Bond discounts, premiums, and deferred issuance costs, net	(8,501)		(1,314)
Total	$3,035,830	4.94%	$662,346	3.78%
Fair value at October 31, 2018	$2,955,704		$663,660

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2018, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $6.6 million per year.

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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this
Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	58	Chairman of the Board and Chief Executive Officer
Richard T. Hartman	62	President and Chief Operating Officer
Martin P. Connor	54	Senior Vice President and Chief Financial Officer
Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010, when he was promoted to Chief Executive Officer. On November 1, 2018, he was appointed to his current position of Chairman of the Board and Chief Executive Officer. Mr. Yearley was elected a Director in June 2010.
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
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2019 Proxy Statement and is incorporated herein by reference.

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

4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registratant’s Form 10-K for the year ended October 31, 2017.

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

4.24
Eighteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.24 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.25
Nineteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.25 of the Registrant’s Form 10-K for the year ended October 31, 2017.

Exhibit Number	Description
4.26
Twentieth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 on the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.27
Twenty-First Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 on the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.28
Twenty-Second Supplemental Indenture dated as of October 31, 2018, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.29
Indenture, dated as of February 7, 2012, among Toll Brothers Finance Corp., the Registrant and the other guarantors named therein and The Bank of New York Mellon, as trustee, is hereby incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.30
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

4.31
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.32
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

4.33
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

4.34
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.35
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

4.37
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

4.39
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

Exhibit Number	Description
4.40
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2017

4.41
Authorizing Resolution, dated as of January 22, 2018, relating to the $400,000,000 aggregate principal amount of 4.350% Senior Notes due 2028 of Toll Brothers Finance Corp., guaranteed on a senior basis by Toll Brothers, Inc. and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

4.42
Form of Global Note for the Issuer’s 4.350% Senior Notes due 2028 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

4.43
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.44
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

Exhibit Number	Description
4.53
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.54
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.55
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.56
Fourteenth Supplemental Indenture dated as of April 28, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.57
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

4.58
Sixteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.59
Seventeenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.56 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.60
Eighteenth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.61
Nineteenth Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.62
Twentieth Supplemental Indenture dated as of October 31, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

10.1
Credit Agreement, dated May 19, 2016, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

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

Exhibit Number	Description
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

10.5
Amendment No. 3, dated November 1, 2018, to Credit Agreement dated as of February 3, 2014, as amended, by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the designated guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2018.

10.6*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

10.7*
Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended October 31, 2017.

10.8*	Amendment No. 2, dated as of June 19, 2018, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017).**

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

10.15*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.16*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.17*	Form of Restricted Stock Unit Agreement (Performance Based), is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.18*
Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), is hereby incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the year ended October 31, 2016.

Exhibit Number	Description
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

10.24*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.25*	Form of Restricted Stock Unit Agreement (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.26*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 30, 2015.

10.27*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended and restated effective as of
March 12, 2014, is hereby incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

10.28*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.29*
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

10.31*
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

10.33*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.34*	Advisory and Non-Competition Agreement between the Registrant and Robert I. Toll, dated as of October 17, 2018.**

21**	Subsidiaries of the Registrant.

23**	Consent of Ernst & Young LLP, Independent Registered Public Accountant.

Exhibit Number	Description
31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania, on December 20, 2018.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 20, 2018
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 20, 2018
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 20, 2018
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Edward G. Boehne	Director	December 20, 2018
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 20, 2018
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 20, 2018
Christine N. Garvey

/s/ Carl B. Marbach	Director	December 20, 2018
Carl B. Marbach

/s/ John A. McLean	Director	December 20, 2018
John A. McLean

/s/ Stephen A. Novick	Director	December 20, 2018
Stephen A. Novick

/s/ Wendell E. Pritchett	Director	December XX, 2018
Wendell E. Pritchett

/s/ Paul E. Shapiro	Director	December 20, 2018
Paul E. Shapiro

/s/ Robert I. Toll	Director	December 20, 2018
Robert I. Toll

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2018.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated December 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 20, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 20, 2018

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,182,195	$712,829
Inventory	7,598,219	7,281,453
Property, construction, and office equipment, net	193,281	189,547
Receivables, prepaid expenses, and other assets	550,778	544,699
Mortgage loans held for sale	170,731	132,922
Customer deposits held in escrow	117,573	102,017
Investments in unconsolidated entities	431,813	481,758
	$10,244,590	$9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable	$686,801	$637,416
Senior notes	2,861,375	2,462,463
Mortgage company loan facility	150,000	120,145
Customer deposits	410,864	396,026
Accounts payable	362,098	275,223
Accrued expenses	973,581	959,353
Income taxes payable	30,959	57,509
Total liabilities	5,475,678	4,908,135
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at October 31, 2018 and 2017	1,779	1,779
Additional paid-in capital	727,053	720,115
Retained earnings	5,161,551	4,474,064
Treasury stock, at cost — 31,774 and 20,732 shares at October 31, 2018 and 2017, respectively	(1,130,878)	(662,854)
Accumulated other comprehensive income (loss)	694	(1,910)
Total stockholders’ equity	4,760,199	4,531,194
Noncontrolling interest	8,713	5,896
Total equity	4,768,912	4,537,090
	$10,244,590	$9,445,225
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2018	2017	2016
Revenues	$7,143,258	$5,815,058	$5,169,508
Cost of revenues	5,673,007	4,562,303	4,144,065
Selling, general and administrative	684,035	605,572	533,118
	6,357,042	5,167,875	4,677,183
Income from operations	786,216	647,183	492,325
Other:
Income from unconsolidated entities	85,240	116,066	40,748
Other income – net	62,460	51,062	55,954
Income before income taxes	933,916	814,311	589,027
Income tax provision	185,765	278,816	206,932
Net income	$748,151	$535,495	$382,095

Other comprehensive income (loss), net of tax	2,926	1,426	(827)
Total comprehensive income	$751,077	$536,921	$381,268

Per share:
Basic earnings	$4.92	$3.30	$2.27
Diluted earnings	$4.85	$3.17	$2.18

Weighted-average number of shares:
Basic	151,984	162,222	168,261
Diluted	154,201	169,487	175,973
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, November 1, 2015	177,931	1,779	728,125	3,595,202	(100,040)	(2,509)	4,222,557	5,522	4,228,079
Net income				382,095			382,095		382,095
Purchase of treasury stock					(392,772)		(392,772)		(392,772)
Exercise of stock options and stock based compensation issuances	6		(26,294)		16,770		(9,524)		(9,524)
Employee stock purchase plan issuances			(46)		1,130		1,084		1,084
Stock-based compensation			26,679				26,679		26,679
Other comprehensive loss						(827)	(827)		(827)
Loss attributable to non-controlling interest							—	(16)	(16)
Capital contribution							—	404	404
Balance, October 31, 2016	177,937	1,779	728,464	3,977,297	(474,912)	(3,336)	4,229,292	5,910	4,235,202
Net income				535,495			535,495		535,495
Purchase of treasury stock					(290,881)		(290,881)		(290,881)
Exercise of stock options and stock based compensation issuances			(36,896)		101,799		64,903		64,903
Employee stock purchase plan issuances			81		1,140		1,221		1,221
Stock-based compensation			28,466				28,466		28,466
Dividends declared				(38,728)			(38,728)		(38,728)
Other comprehensive income						1,426	1,426		1,426
Loss attributable to non-controlling interest							—	(14)	(14)
Balance, October 31, 2017	177,937	1,779	720,115	4,474,064	(662,854)	(1,910)	4,531,194	5,896	4,537,090
Cumulative effect adjustment upon adoption of ASU 2016-09 and ASU 2018-02			372	1,413		(322)	1,463		1,463
Net income				748,151			748,151		748,151
Purchase of treasury stock					(503,159)		(503,159)		(503,159)
Exercise of stock options and stock based compensation issuances			(21,789)		33,969		12,180		12,180
Employee stock purchase plan issuances			43		1,166		1,209		1,209
Stock-based compensation			28,312				28,312		28,312
Dividends declared				(62,077)			(62,077)		(62,077)
Other comprehensive income						2,926	2,926		2,926
Loss attributable to non-controlling interest							—	(15)	(15)
Capital contribution							—	2,832	2,832
Balance, October 31, 2018	177,937	1,779	727,053	5,161,551	(1,130,878)	694	4,760,199	8,713	4,768,912
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2018	2017	2016
Cash flow provided by operating activities:
Net income	$748,151	$535,495	$382,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,259	25,361	23,121
Stock-based compensation	28,312	28,466	26,679
Income from unconsolidated entities	(85,240)	(116,066)	(40,748)
Distributions of earnings from unconsolidated entities	86,099	134,291	15,287
Income from foreclosed real estate and distressed loans	(1,551)	(4,937)	(8,390)
Deferred tax (benefit) provision	(21,930)	217,864	19,252
Change in deferred tax valuation allowances		(32,154)	1,018
Inventory impairments and write-offs	35,156	14,794	13,807
Other	3,111	1,395	(1,739)
Changes in operating assets and liabilities
(Increase) decrease in inventory	(143,598)	129,666	(391,178)
Origination of mortgage loans	(1,449,494)	(1,217,274)	(1,275,047)
Sale of mortgage loans	1,410,627	1,332,207	1,150,156
(Increase) decrease in receivables, prepaid expenses, and other assets	(85,414)	42,405	(321,847)
(Decrease) increase in customer deposits	(718)	37,967	27,838
Increase (decrease) in accounts payable and accrued expenses	57,927	(140,463)	524,553
(Decrease) increase in income taxes payable	(4,296)	(23,970)	6,028
Net cash provided by operating activities	602,401	965,047	150,885
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net	(28,232)	(28,872)	(28,426)
Sale and redemption of marketable securities and restricted investments — net		18,049	10,000
Investments in unconsolidated entities	(27,491)	(122,334)	(69,655)
Return of investments in unconsolidated entities	133,190	195,505	47,806
Investment in foreclosed real estate and distressed loans	(966)	(710)	(1,133)
Return of investments in foreclosed real estate and distressed loans	4,765	13,765	49,619
Acquisition of a business		(83,088)
Net cash provided by (used in) investing activities	81,266	(7,685)	8,211
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes	400,000	455,483
Proceeds from loans payable	2,630,835	1,621,043	2,443,496
Debt issuance costs	(3,531)	(4,449)	(4,903)
Principal payments of loans payable	(2,690,164)	(1,999,357)	(2,497,585)
Redemption of senior notes		(687,500)
Proceeds from stock-based benefit plans	13,392	66,000	6,986
Purchase of treasury stock	(503,159)	(290,881)	(392,772)
Dividends paid	(61,704)	(38,587)
Receipts related to noncontrolling interest, net	30		404
Net cash used in financing activities	(214,301)	(878,248)	(444,374)
Net increase (decrease) in cash and cash equivalents	469,366	79,114	(285,278)
Cash and cash equivalents, beginning of period	712,829	633,715	918,993
Cash and cash equivalents, end of period	$1,182,195	$712,829	$633,715
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
We have a significant number of land purchase contracts and investments in unconsolidated entities which we evaluate in accordance with ASC 810. We analyze our land purchase contracts and the unconsolidated entities in which we have an investment to determine whether the land sellers and unconsolidated entities are VIEs and, if so, whether we are the primary beneficiary. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other member(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other member(s), and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether we are the primary beneficiary may require significant judgment.
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $145.0 million and $126.1 million at October 31, 2018 and 2017, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2018, 2017, and 2016, we recognized $21.0 million, $18.7 million, and $15.5 million of depreciation expense, respectively.
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

Investments in Unconsolidated Entities
In accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” we review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions from the unconsolidated entity. In addition, for rental properties, we review rental trends, expected future expenses, and expected cash flows to determine estimated fair values of the properties.
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
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $28.5 million, $26.1 million, and $23.1 million for the years ended October 31, 2018, 2017, and 2016, respectively.
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. Over the past several years, we have had a significant number of warranty claims related primarily to homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” for additional information regarding these warranty charges.
Self-Insurance: We maintain, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our home building activities, subject to certain self-insured retentions, deductibles and other coverage limits (“self-insured liability”). We also provide general liability insurance for our subcontractors in Arizona, California, Colorado, Nevada, Washington, and certain areas of Texas, where eligible subcontractors are enrolled as insureds under our general liability insurance policies in each community in which they perform work. For those enrolled subcontractors, we absorb their general liability associated with the work performed on our homes within the applicable community as part of our overall general liability insurance and our self-insured liability.
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

Income Taxes — Valuation Allowance
We assess the need for valuation allowances for deferred tax assets in each period based on whether it is more-likely-than-not that some portion of the deferred tax asset would not be realized. If, based on the available evidence, it is more-likely-than-not that such asset will not be realized, a valuation allowance is established against a deferred tax asset. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. This assessment considers, among other matters, the nature, consistency, and magnitude of current and cumulative income and losses; forecasts of future profitability; the duration of statutory carryback or carryforward periods; our experience with operating loss and tax credit carryforwards being used before expiration; tax planning alternatives: and outlooks for the U.S. housing industry and broader economy. Changes in existing tax laws or rates could also affect our actual tax results. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, actual results could differ from the estimates used in our assessment that could have a material impact on our consolidated results of operations or financial position.
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
North:        Connecticut, Illinois, Massachusetts, Michigan, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:        Florida, North Carolina, and Texas
West:        Arizona, Colorado, Idaho, Nevada, and Washington
California:    California
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. We expect to open communities in these markets in fiscal 2019. In fiscal 2018, we discontinued the sale of homes in Minnesota. Our operations in Minnesota were immaterial to the North geographic segment.
Related Party Transactions
See Note 4, “Investments in Unconsolidated Entities - Rental Property Joint Ventures” for information regarding Toll Brothers Realty Trust.
Recent Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. We elected to adopt ASU 2018-02 in the first quarter of fiscal 2018, and the adoption did not have a material effect on our consolidated financial statements and disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires an employer to report the service cost component of pension and other post-retirement benefit costs in the same line item as other compensation costs arising from services rendered by the pertinent employees while the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations; such other costs are included in other income-net in our Consolidated Statements of Operations and Comprehensive Income. We adopted ASU 2017-07 on November 1, 2017, and the adoption did not have a material effect on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. We adopted ASU 2016-09 on November 1, 2017. Excess tax benefits or deficiencies for stock-based compensation are now reflected in our Consolidated Statements of Operations and Comprehensive Income as a component of income tax expense, whereas previously they were recognized in equity. We have also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting ASU 2016-09, the impact of recognizing excess tax benefits and deficiencies in our Consolidated Statements of Operations and Comprehensive Income resulted in a $4.2 million reduction in our income tax expense in our fiscal year ending October 31, 2018. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statements and disclosures.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, as defined below, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for our fiscal year beginning November 1, 2018 and we are required to adopt ASU 2017-05 concurrent with the adoption of ASU 2014-09. We do not expect the adoption of ASU 2017-05 to have a material effect on our consolidated financial statements and disclosures.

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for our fiscal year beginning November 1, 2019, and, at that time, we will adopt the new standard using a modified retrospective approach and expect to apply the basket of practical expedients. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.
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

•
We currently capitalize certain costs related to our marketing efforts, including sales offices and model home upgrades and furnishings within “Inventory” on our Consolidated Balance Sheets and amortize such costs through “Selling, general, and administrative” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we expect to reclassify approximately $105.0 million to “Property, construction, and office equipment, net” on our Consolidated Balance Sheets, primarily related to sales offices and model home improvement costs. We plan to continue depreciating these assets through “Selling, general, and administrative” on our Consolidated Statements of Operations and Comprehensive Income. Additionally, we expect to record a cumulative effect adjustment to retained earnings of approximately $18.0 million for certain other marketing costs that will no longer qualify for capitalization under the new guidance, and such costs will be expensed as incurred in the future.

•
We currently record our land sale activities, net of their related expenses, within “Other income - net” on our Consolidated Statements of Operations and Comprehensive Income. Beginning November 1, 2018, we expect to include this activity in income from operations and breakout the components of land sale revenues and land sale cost of sales on our Consolidated Statements of Operations and Comprehensive Income. In addition, due to the existence of certain repurchase options within our existing agreements to sell lots to third party builders in our master planned communities, both for wholly-owned projects as well as projects in which we are party to a joint venture, we expect to record a cumulative effect adjustment to retained earnings of approximately $11.0 million to account for previously settled lots for which the related repurchase option has not yet expired. The revenue and related expenses for such lots will be recognized in future periods when such repurchase options expire.

•
Retained customer deposits are currently classified in “Other income-net” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we expect these retained customer deposits will be included in “Revenue” on our Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits will not be reclassified and are not material to our consolidated financial statements.

We additionally expect our accounting for incomplete deliverables at the time a home closes will be impacted upon adoption of the new guidance and continue to refine our analysis which quantifies the impact of such change. However, we do not expect the impact of incomplete deliverables to have a material effect on our consolidated financial statements and disclosures.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2018 presentation. Such reclassifications primarily relate to the (i) reclassification of “Restricted cash” into “Receivables, prepaid expenses, and other assets” on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows; (ii) reclassification of certain pension costs from “Selling, general and administrative” to “Other income – net” on the Consolidated Statements of Operations and Comprehensive Income as a result of the adoption of ASU 2017-07; and (iii) removal of the activity related to excess tax benefits from stock-based compensation on the Consolidated Statements of Cash Flows as a result of the adoption of ASU 2016-09.
2. Acquisition
In November 2016, we acquired all of the assets and operations of Coleman Real Estate Holdings, LLC (“Coleman”) for approximately $83.1 million in cash. The assets acquired were primarily inventory, including approximately 1,750 home sites owned or controlled through land purchase agreements. As part of the acquisition, we assumed contracts to deliver 128 homes with an aggregate value of $38.8 million. The average price of the undelivered homes at the date of acquisition was approximately $303,000. As a result of this acquisition, our selling community count increased by 15 communities at the acquisition date.

3. Inventory
Inventory at October 31, 2018 and 2017 consisted of the following (amounts in thousands):

	2018	2017
Land controlled for future communities	$139,985	$87,158
Land owned for future communities	916,616	1,142,870
Operating communities	6,541,618	6,051,425
	$7,598,219	$7,281,453
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
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2018, 2017, and 2016, is provided in the table below ($ amounts in thousands):

	2018	2017	2016
Land owned for future communities:
Number of communities	17	14	18
Carrying value (in thousands)	$124,426	$110,732	$123,936
Operating communities:
Number of communities	1	6	3
Carrying value (in thousands)	$2,622	$26,749	$8,523
We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2018, 2017, and 2016, as shown in the table below (amounts in thousands):

Charge:	2018	2017	2016
Land controlled for future communities	$2,820	$1,949	$3,142
Land owned for future communities	2,185	3,050	2,300
Operating communities	30,151	9,795	8,365
	$35,156	$14,794	$13,807
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
At October 31, 2018, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2018, we determined that 110 land purchase contracts, with an aggregate purchase price of $1.88 billion, on which we had made aggregate deposits totaling $120.5 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2017, we determined that 104 land purchase contracts, with an aggregate purchase price of $1.43 billion, on which we had made aggregate deposits totaling $65.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts.

Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2018, 2017, and 2016, was as follows (amounts in thousands):

	2018	2017	2016
Interest capitalized, beginning of year	$352,049	$369,419	$373,128
Interest incurred	165,977	175,944	164,001
Interest expensed to cost of revenues	(190,734)	(172,832)	(160,337)
Interest expensed to other income	(3,760)	(4,823)	(1,143)
Interest reclassified to property, construction, and office equipment		(485)	(1,111)
Interest capitalized on investments in unconsolidated entities	(7,220)	(8,824)	(5,818)
Previously capitalized interest transferred to investments in unconsolidated entities		(8,708)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	3,052	2,358	699
Interest capitalized, end of year	$319,364	$352,049	$369,419
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
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2018, 2017 and 2016, we recognized income from the unconsolidated entities in which we had an investment of $85.2 million, $116.1 million, and $40.7 million, respectively.
The table below provides information as of October 31, 2018, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	15	7	33
Investment in unconsolidated entities	$176,593	$65,936	$171,216	$18,068	$431,813
Number of unconsolidated entities with funding commitments by the Company	4	1	2	1	8
Company’s remaining funding commitment to unconsolidated entities	$19,961	$8,300	$1,578	$9,621	$39,460
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2018, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	3	13	20
Aggregate loan commitments	$138,808	$381,411	$972,903	$1,493,122
Amounts borrowed under commitments	$126,790	$287,272	$740,203	$1,154,265
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.

Land Development Joint Ventures
In fiscal 2018, our Land Development Joint Ventures sold approximately 986 lots and recognized revenues of $351.4 million. We acquired 259 of these lots for $153.2 million. Our share of the joint venture income from the lots we acquired of $1.7 million was deferred by reducing our basis in those lots acquired. The Company recognized charges in connection with two Land Development Joint Ventures of $6.0 million in fiscal 2018.
In fiscal 2017, our Land Development Joint Ventures sold approximately 1,132 lots and recognized revenues of $288.4 million. We acquired 364 of these lots for $166.5 million. Our share of the income from the lots we acquired of $13.5 million was deferred by reducing our basis in those lots acquired. The Company recognized charges in connection with one Land Development Joint Venture of $2.0 million in fiscal 2017.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. In fiscal 2018 and 2017, our Home Building Joint Ventures delivered 100 homes with a sales value of $148.0 million, and 197 homes with a sales value of $475.3 million, respectively.
In fiscal 2017, we entered into two joint ventures with unrelated parties to complete the development of high-rise luxury condominium projects in New York City. Before the formation of these joint ventures, we acquired the properties and incurred approximately $319.8 million of land and land development costs. These joint ventures, in which we have interests ranging from 20% to 25%, purchased the properties from us at our cost, a portion of which was financed by $380.5 million in construction loans obtained by the joint ventures. From these sales and financings, we received proceeds of $263.9 million.
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
Rental Property Joint Ventures
As of October 31, 2018, our Rental Property Joint Ventures owned 15 for-rent apartment projects and a hotel, which are located in the metro Boston to metro Washington, D.C. corridor and in suburban Atlanta, Georgia. At October 31, 2018, these joint ventures had approximately 1,750 units that were occupied or ready for occupancy, 1,400 units in the lease-up stage, and 2,800 units under development. In addition, we either own or have under contract, approximately 9,450 units, of which 1,350 units are under active development; we intend to develop these units in joint ventures with unrelated parties in the future.
In fiscal 2018, we entered into four joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in suburban Atlanta, Georgia; Belmont, Massachusetts; and Washington, D.C. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $140.0 million of land and land development costs. Our partners acquired interests in these entities ranging from 50% to 75% for an aggregate amount of $80.3 million. In fiscal 2018, several of these joint ventures entered into construction loan agreements for an aggregate amount of $166.1 million to finance the development of these projects. At October 31, 2018, the joint ventures had $21.8 million of outstanding borrowings under the construction loan facilities.
In addition, in fiscal 2018 we entered into a joint venture with an unrelated party to develop a luxury for-rent residential apartment project in a suburb of Boston, Massachusetts. We contributed cash of $15.9 million for our initial 85% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and our obligation to absorb expected losses or receive benefits from the joint venture, we consolidated this joint venture at October 31, 2018. The carrying value of the joint venture’s assets totaling $19.7 million are reflected in “Receivables, prepaid expenses, and other assets” in our Consolidated Balance Sheet at October 31, 2018. Our partner’s 15% interest of $2.8 million in the joint venture is reflected as a component of “Noncontrolling interest” in our Consolidated Balance Sheet as of October 31, 2018. The joint venture expects to admit an additional investor and secure third-party financing at a later date.
In fiscal 2018, three of our Rental Property Joint Ventures sold their assets to unrelated parties for $477.5 million. These joint ventures had owned, developed, and operated multifamily rental properties located in suburban Washington, D.C. and

Westborough, Massachusetts, and a student housing community in College Park, Maryland. In connection with these sales, the joint ventures’ aggregate outstanding loan balance of $239.6 million was repaid. From our investment in these joint ventures, we received cash of $79.1 million and recognized gains from these sales of $67.2 million in fiscal 2018, which is included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income.
In the fourth quarter of fiscal 2017, we entered into a joint venture with an unrelated party to develop a 232-unit luxury for-rent residential apartment project in Princeton Junction, New Jersey. Prior to the formation of this joint venture, we acquired the property and incurred $13.6 million of land and land development costs. Our partner acquired a 75% interest for $10.2 million. The gain of $3.0 million that we realized on the sale was deferred due to our continuing involvement in the joint venture through our retained ownership interest and guarantees we provided on the joint venture’s debt. In the fourth quarter of fiscal 2017, the joint venture entered into a $41.7 million construction loan agreement with a bank to finance the development of this project. At October 31, 2018, there were $22.1 million of outstanding borrowings under the construction loan.
In the third quarter of fiscal 2017, one of our Rental Property Joint Ventures amended its existing $70.0 million construction loan agreement to finance construction of multifamily residential apartments in northern New Jersey. The terms of the amendment extended the maturity date and revised certain guarantees provided for under the loan, including the repayment guaranty for which our obligation increased from 25% to 100%. At October 31, 2018, this joint venture had $70.0 million of borrowings outstanding under the facility.
In fiscal 2017, we sold one-half of our 50% interest in two of our Rental Property Joint Ventures to an unrelated party. In connection with these sales, we, along with our partners, recapitalized the joint ventures and refinanced the existing $166.3 million in construction loans with 10-year fixed rate loans totaling $189.0 million. As a result of these transactions, we received cash of $54.9 million and recognized gains of $26.7 million in fiscal 2017, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. At October 31, 2018, we had a 25% interest in each of these joint ventures.
We have an investment in a joint venture in which we have a 50% interest that developed a luxury hotel in conjunction with a high-rise luxury condominium project in New York City being developed by a related Home Building Joint Venture. The hotel commenced operations in February 2017. At October 31, 2018, we had an investment of $35.0 million in this joint venture. In December 2016, this joint venture entered into an $80.0 million, three-year term loan agreement. The proceeds from the term loan, along with proceeds from the closing of condominium units at the Home Building Joint Venture, were used to repay an existing construction loan.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of October 31, 2018, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $2.0 million, $2.0 million, and $1.6 million in fiscal 2018, 2017 and 2016, respectively. In fiscal 2018 and 2016, we received distributions of $27.7 million and $2.0 million, respectively, from the Trust, of which the full amount was recognized as income and included in “Income from unconsolidated entities” in our fiscal 2018 and 2016 Consolidated Statements of Operations and Comprehensive Income. No distributions were received from the Trust in fiscal 2017.
Subsequent events
In December 2018, we entered into a joint venture with an unrelated party to develop a 293-unit student housing community in Miami, Florida. We contributed cash of $13.2 million for our initial 71% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and our obligation to absorb expected losses or receive benefits from the joint venture, we expect to consolidate this joint venture. The joint venture expects to admit an additional investor and secure third-party financing at a later date.
In November 2018, we entered into a joint venture with an unrelated party to develop a 421-unit for-rent residential apartment project in Harrison, New York. Prior to the formation of this joint venture, we acquired the property and incurred approximately $36.1 million of land and land development costs. Our partner acquired a 75% interest in this entity for approximately $35.0 million, of which $34.6 million was distributed to us. We have a 25% interest in this venture and our initial investment is $12.7 million. As a result of the sale of 75% of our interest to our partner, we expect to recognize a gain of approximately $8.5 million in our first quarter of fiscal 2019. Concurrent with its formation, the joint venture entered into a $101.9 million construction loan agreement to finance the development of this project. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. We estimate that the maximum exposure under these guarantees, if the full amount of the loan commitment was borrowed, would be $101.9 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.

In November 2018, we entered into a joint venture with an unrelated party to develop a 426-unit for-rent residential apartment project in Boston, Massachusetts. We contributed cash of $26.5 million for our initial 50% ownership interest in this joint venture. The joint venture expects to admit an additional investor and secure third-party financing at a later date.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into five ventures with an institutional investor to provide builders and developers with land banking and venture capital, two of which were formed in fiscal 2018. We have approximately a 25% interest in each of these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2018, we had an investment of $12.6 million in these ventures.
In addition, in the second quarter of fiscal 2016, we entered into a separate venture with the same institutional investor to purchase, from Gibraltar, certain foreclosed real estate owned and distressed loans for $24.1 million. We have a 24% interest in this venture. In fiscal 2016, we recognized a gain of $1.3 million from the sale of these assets to the venture. At October 31, 2018, we had a $3.7 million investment in this venture and are committed to invest an additional $9.6 million, if necessary.
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
We believe that, as of October 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2018, certain unconsolidated entities have loan commitments aggregating $1.34 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $294.7 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2018, the unconsolidated entities had borrowed an aggregate of $1.06 billion, of which we estimate $254.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 8 months to 48 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of October 31, 2018, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.6 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At October 31, 2018 and 2017, we determined that eleven and eight, respectively, of our joint ventures were VIEs under the guidance within ASC 810. For ten and eight of these VIEs as of October 31, 2018 and 2017, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As discussed under “Rental Property Joint Ventures” above, we consolidated one joint venture as of October 31, 2018. The joint venture was determined to be a VIE due to its current inability to finance its activities without additional subordinated financial support as well as our partner’s inability to participate in the significant decisions of the joint venture in addition to its lack of substantive kick-out rights. We further concluded that we were the primary beneficiary of this VIE due to our controlling financial interest in such venture as we have the power to direct the activities that most significantly impact the joint venture’s performance and the obligation to absorb expected losses or receive benefits from the joint venture. The assets of this VIE can only be used to settle the obligations of the VIE. In addition, in the event additional contributions are required to be funded to the joint venture prior to the admission of an additional investor at a future date, we expect that we would fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At October 31, 2018 and 2017, our investments in our unconsolidated entities deemed to be VIEs, which are included in “Investments in unconsolidated entities” in our Consolidated Balance Sheets, totaled $33.8 million and $35.9 million, respectively. At October 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.8 million of additional commitments to fund the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $70.0 million was borrowed at October 31, 2018. At October 31, 2017, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.5 million of additional commitments to fund the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $61.3 million was borrowed at October 31, 2017.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).
Condensed Balance Sheets:

	October 31, 2018
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$47,409	$22,834	$23,750	$8,469	$102,462
Inventory	403,670	557,157		13,163	973,990
Loan receivables, net				40,065	40,065
Rental properties			808,785		808,785
Rental properties under development			437,586		437,586
Real estate owned				14,838	14,838
Other assets	93,322	49,723	21,917	1,067	166,029
Total assets	$544,401	$629,714	$1,292,038	$77,602	$2,543,755
Debt, net of deferred financing costs	$125,557	$284,959	$735,482	$—	$1,145,998
Other liabilities	29,096	72,897	51,992	4,585	158,570
Members’ equity	389,748	271,858	504,564	69,804	1,235,974
Noncontrolling interest				3,213	3,213
Total liabilities and equity	$544,401	$629,714	$1,292,038	$77,602	$2,543,755
Company’s net investment in unconsolidated entities (1)	$176,593	$65,936	$171,216	$18,068	$431,813

	October 31, 2017
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$77,667	$38,600	$24,367	$13,194	$153,828
Inventory	629,159	503,131		15,919	1,148,209
Loan receivables, net				22,495	22,495
Rental properties			970,497		970,497
Rental properties under development			190,541		190,541
Real estate owned				53,902	53,902
Other assets	96,725	31,794	26,637	1,462	156,618
Total assets	$803,551	$573,525	$1,212,042	$106,972	$2,696,090
Debt	$223,035	$173,285	$803,263	$—	$1,199,583
Other liabilities	37,832	51,017	40,610	5,833	135,292
Members’ equity	542,684	349,223	368,169	72,209	1,332,285
Noncontrolling interest				28,930	28,930
Total liabilities and equity	$803,551	$573,525	$1,212,042	$106,972	$2,696,090
Company’s net investment in unconsolidated entities (1)	$236,062	$102,191	$127,439	$16,066	$481,758

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

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2018
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$351,397	$148,002	$121,276	$19,592	$640,267
Cost of revenues	317,363	112,469	74,946	17,817	522,595
Other expenses	9,125	8,630	61,502	3,201	82,458
Total expenses	326,488	121,099	136,448	21,018	605,053
Gain on disposition of loans and REO				53,192	53,192
Income (loss) from operations	24,909	26,903	(15,172)	51,766	88,406
Other income	5,939	2,134	222,744	1,937	232,754
Income before income taxes	30,848	29,037	207,572	53,703	321,160
Income tax provision	86	767			853
Net income including earnings from noncontrolling interests	30,762	28,270	207,572	53,703	320,307
Less: income attributable to noncontrolling interest				(28,297)	(28,297)
Net income attributable to controlling interest	$30,762	$28,270	$207,572	$25,406	$292,010
Company’s equity in earnings of unconsolidated entities (2)	$3,392	$14,069	$62,204	$5,575	$85,240

	For the year ended October 31, 2017
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$288,440	$475,260	$115,519	$10,090	$889,309
Cost of revenues	191,965	286,446	70,108	14,428	562,947
Other expenses	6,508	13,102	59,503	3,942	83,055
Total expenses	198,473	299,548	129,611	18,370	646,002
Gain on disposition of loans and REO				48,079	48,079
Income (loss) from operations	89,967	175,712	(14,092)	39,799	291,386
Other income	4,723	7,317	1,556	432	14,028
Income (loss) before income taxes	94,690	183,029	(12,536)	40,231	305,414
Income tax provision	94	7,473	95		7,662
Net income (loss) including earnings from noncontrolling interests	94,596	175,556	(12,631)	40,231	297,752
Less: income attributable to noncontrolling interest				(20,439)	(20,439)
Net income (loss) attributable to controlling interest	$94,596	$175,556	$(12,631)	$19,792	$277,313
Company’s equity in earnings of unconsolidated entities (2)	$13,007	$77,339	$21,458	$4,262	$116,066

	For the year ended October 31, 2016
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$142,015	$168,164	$58,707	$5,929	$374,815
Cost of revenues	63,429	118,621	29,791	24,684	236,525
Other expenses	3,904	8,124	30,779	2,043	44,850
Total expenses	67,333	126,745	60,570	26,727	281,375
Gain on disposition of loans and REO				49,579	49,579
Income (loss) from operations	74,682	41,419	(1,863)	28,781	143,019
Other income (expense)	3,464	(486)	1,144	1,172	5,294
Net income (loss)	78,146	40,933	(719)	29,953	148,313
Less: income attributable to noncontrolling interest				(18,218)	(18,218)
Net income (loss) attributable to controlling interest	78,146	40,933	(719)	11,735	130,095
Other comprehensive income			100		100
Total comprehensive income (loss)	$78,146	$40,933	$(619)	$11,735	$130,195
Company’s equity in earnings of unconsolidated entities (2)	$15,772	$16,945	$5,721	$2,310	$40,748

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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Expected recoveries from insurance carriers and others	$126,291	$153,774
Improvement cost receivable	96,937	99,311
Escrow cash held by our captive title company	33,471	45,923
Properties held for rental apartment and commercial development	193,015	146,288
Prepaid expenses	23,065	23,223
Other	77,999	76,180
	$550,778	$544,699
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2018 and 2017, loans payable consisted of the following (amounts in thousands):

	2018	2017
Senior unsecured term loan	$500,000	$500,000
Loans payable – other	188,115	139,116
Deferred issuance costs	(1,314)	(1,700)
	$686,801	$637,416
Senior Unsecured Term Loan
At October 31, 2018, we had a $500.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that was scheduled to mature in August 2021. Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2018, the interest rate on the Term Loan Facility was 3.70% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility, as described below.
Subsequent event
On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants.
Revolving Credit Facility
We have a $1.295 billion senior unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The commitments under the Revolving Credit Facility are scheduled to expire on May 19, 2021. Up to 50% of the commitment is available for letters of credit. The Revolving Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Revolving Credit Facility up to a maximum aggregate amount of $2.0 billion. We may select interest rates for the Revolving Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2018, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 3.80% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the

Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at October 31, 2018, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.50 billion. Under the terms of the Revolving Credit Facility, at October 31, 2018, our leverage ratio was approximately 0.54 to 1.00 and our tangible net worth was approximately $4.72 billion. Based upon the the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $2.41 billion as of October 31, 2018. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.22 billion as of October 31, 2018.
At October 31, 2018, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $165.4 million.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2018 and 2017, is included in the table below ($ amounts in thousands):

	2018	2017
Aggregate loans payable at October 31	$188,115	$139,116
Weighted-average interest rate	4.68%	4.11%
Interest rate range	1.15% - 7.87%	1.11% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$152,281	$139,116
Carrying value of assets securing loans	$467,164	$483,910
The contractual maturities of “Loans payable – other” as of October 31, 2018, ranged from two months to 28 years.
Senior Notes
At October 31, 2018 and 2017, senior notes consisted of the following (amounts in thousands):

	2018	2017
4.00% Senior Notes due December 31, 2018	$350,000	$350,000
6.75% Senior Notes due November 1, 2019	250,000	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	250,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	—
Bond discounts, premiums, and deferred issuance costs, net	(8,501)	(7,413)
	$2,861,375	$2,462,463
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., our 100%-owned subsidiary. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by us and substantially all of our 100%-owned home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the Revolving Credit Facility and the Term Loan Facility. The senior notes are structurally subordinated to the prior claims of creditors, including trade creditors, of our subsidiaries that are not guarantors of the senior notes. Each series of senior notes is redeemable in whole or in part at any time at our option, at prices that vary based upon the then-current rates of interest and the remaining original term of the senior notes to be redeemed.

In January 2018, we issued $400.0 million aggregate principal amount of 4.350% Senior Notes due 2028. The Company received $396.4 million of net proceeds from the issuance of these senior notes.
In October 2017, we repaid, at maturity, the $400.0 million of then-outstanding principal amount of 8.91% Senior Notes due October 15, 2017.
On September 15, 2017, we redeemed all $287.5 million aggregate principal amount of the 0.5% Exchangeable Senior Notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. The 0.5% Exchangeable Senior Notes were exchangeable into shares of our common stock at an exchange rate of 20.3749 shares per $1,000 principal amount of notes, corresponding to an initial exchange price of approximately $49.08 per share of common stock. If all of the 0.5% Exchangeable Senior Notes were exchanged, we would have issued approximately 5.9 million shares of our common stock. Shares issuable upon conversion of the 0.5% Exchangeable Senior Notes were included in the calculation of diluted earnings per share.
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
Subsequent event
On November 30, 2018, we redeemed, prior to maturity, the $350.0 million of then-outstanding principal amount of 4.00% Senior Notes due December 31, 2018, at par, plus accrued interest.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (“Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2017, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. Prior to this amendment, the Warehousing Agreement provided for loan purchases up to $100.0 million. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 6, 2018, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At October 31, 2018, the interest rate on the Warehousing Agreement was 4.21% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Borrowings under this facility are included in the fiscal 2019 maturities.
At October 31, 2018 and 2017, there were $150.0 million and $120.1 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2018 and 2017, amounts outstanding under the agreement were collateralized by $163.2 million and $125.7 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2018, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
Subsequent event
In December 2018, TBI Mortgage amended the Warehousing Agreement. As amended, the Warehousing Agreement provides for loan purchases up to $75.0 million, expires on December 6, 2019, and provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. Borrowings will bear interest at LIBOR plus 1.90% per annum.

General
As of October 31, 2018, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2019	$572,488
2020	$259,455
2021	$509,281
2022	$430,391
2023	$409,947
7. Accrued Expenses
Accrued expenses at October 31, 2018 and 2017, consisted of the following (amounts in thousands):

	2018	2017
Land, land development and construction	$213,641	$146,168
Compensation and employee benefits	159,374	149,145
Escrow liability	32,543	45,209
Self-insurance	168,012	149,303
Warranty	258,831	329,278
Deferred income	42,179	42,798
Interest	40,325	36,035
Commitments to unconsolidated entities	10,553	8,870
Other	48,123	52,547
	$973,581	$959,353
At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2018, 2017, and 2016 as follows (amounts in thousands):

	2018	2017	2016
Balance, beginning of year	$329,278	$370,992	$93,083
Additions - homes closed during the year	37,045	31,798	28,927
Addition - liabilities acquired		1,495
Increase in accruals for homes closed in prior years *	6,162	6,226	26,689
Reclassification from other accruals		1,082
Increase to water intrusion reserves **			267,258
Charges incurred	(113,654)	(82,315)	(44,965)
Balance, end of year	$258,831	$329,278	$370,992

*
The fiscal 2016 amount included (i) a charge of $9.3 million, which is included in “Cost of revenues” in our 2016 Consolidated Statement of Operations and Comprehensive Income and (ii) $17.3 million of non-water intrusion warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” on our 2016 Consolidated Balance Sheet.

**
The fiscal 2016 amount included (i) a charge of $125.6 million, which is included in “Cost of revenues” in our 2016 Consolidated Statement of Operations and Comprehensive Income and (ii) $141.7 million of water intrusion warranty charges expected to be recovered from our insurance carriers and suppliers, which we recorded as a receivable at October 31, 2016 and is included in “Receivables, prepaid expenses, and other assets” on our 2016 Consolidated Balance Sheet.

Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). During fiscal 2018, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
Our review process, conducted quarterly, includes an analysis of many factors applicable to these communities to determine whether a claim is likely to be received and the estimated costs to resolve any such claim, including: the closing dates of the homes; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims; the expected recovery from our insurance carriers and suppliers; and the previously recorded amounts related to these claims. We also monitor legal developments relating to these types of claims and review the volume, relative merits and adjudication of claims in litigation or arbitration.
As of October 31, 2018, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which was unchanged from October 31, 2016, and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million, which was also unchanged from October 31, 2016. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $177.6 million at October 31, 2018 and $251.8 million at October 31, 2017. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $109.3 million at October 31, 2018 and $127.6 million at October 31, 2017. As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty we are unable to estimate the range of any such differences. We believe collection of our recorded insurance receivables is probable based on the legal merits that support our pending insurance claims and the high credit ratings of our insurance carriers; however, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2018, 2017, and 2016 ($ amounts in thousands):

	2018		2017		2016
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	217,914	23.3	285,009	35.0	206,159	35.0
State tax provision, net of federal benefit	47,073	5.0	34,656	4.3	26,970	4.6
Domestic production activities deduction	(18,168)	(2.0)	(12,835)	(1.6)	(16,874)	(2.9)
Other permanent differences	(3,726)	(0.4)	(1,468)	(0.2)	(7,037)	(1.2)
Reversal of accrual for uncertain tax positions	(4,741)	(0.5)	(3,981)	(0.5)	(11,177)	(1.9)
Accrued interest on anticipated tax assessments	737	0.1	984	0.1	1,964	0.3
Increase in unrecognized tax benefits	1,122	0.1	—	—	2,052	0.3
Valuation allowance — recognized	—	—	—	—	1,018	0.2
Valuation allowance — reversed	—	—	(32,154)	(3.9)	—	—
Changes in tax law	(38,740)	(4.1)	—	—	—	—
Excess stock compensation benefit	(4,236)	(0.5)	—	—	—	—
Other	(11,470)	(1.2)	8,605	1.1	3,857	0.7
Income tax provision*	185,765	19.9	278,816	34.2	206,932	35.1

*	Due to rounding, amounts may not add.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% and repealed the domestic production activities deduction effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for our fiscal year ending October 31, 2018 was 23.3%. Thereafter, the applicable statutory rate will be 21%. ASC 740, “Income Taxes” (“ASC 740”), requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate applied to earnings from 35% in fiscal 2017 to 23.3% in fiscal 2018. In addition, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $35.5 million in fiscal 2018.
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
In connection with our analysis of the impact of the Tax Act through the nine months ended July 31, 2018, and in accordance with SAB 118, we recorded a provisional net tax benefit of $36.2 million related to the re-measurement of our net deferred tax liability based on the rates at which our deferred tax balances are expected to reverse in the future. As of October 31, 2018, we finalized our analysis of the impact and decreased the provisional net tax benefit by $0.7 million.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes will be 6.6% in fiscal 2018. Our state income tax rate was 6.5% and 7.1% in fiscal 2017 and 2016, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Federal	$157,836	$278,095	$189,170
State	27,929	721	17,762
	$185,765	$278,816	$206,932

Current	$207,695	$93,106	$186,662
Deferred	(21,930)	185,710	20,270
	$185,765	$278,816	$206,932
The components of income taxes payable at October 31, 2018 and 2017 are set forth below (amounts in thousands):

	2018	2017
Current	$28,804	$33,100
Deferred	2,155	24,409
	$30,959	$57,509
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Balance, beginning of year	$16,993	$30,272	$51,889
Increase in benefit as a result of tax positions taken in prior years	2,140	1,575	8,110
Increase in benefit as a result of tax positions taken in current year	949	431	694
Decrease in benefit as a result of settlements	(4,707)	(9,174)	(28,976)
Decrease in benefit as a result of lapse of statute of limitations	(3,153)	(6,111)	(1,445)
Balance, end of year	$12,222	$16,993	$30,272
The statute of limitations has expired on our federal tax returns for fiscal years through 2014.

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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2018, 2017, and 2016, and the amounts accrued for potential interest and penalties at October 31, 2018 and 2017 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2018	$1,152
2017	$1,513
2016	$3,426

Accrued at:
October 31, 2018	$2,115
October 31, 2017	$5,179
The components of net deferred tax assets and liabilities at October 31, 2018 and 2017 are set forth below (amounts in thousands):

	2018	2017
Deferred tax assets:
Accrued expenses	$54,531	$88,527
Impairment charges	51,124	84,534
Inventory valuation differences	42,765	80,224
Stock-based compensation expense	27,949	41,712
Amounts related to unrecognized tax benefits	1,197	3,800
State tax, net operating loss carryforwards	73,288	48,343
Other	125	1,303
Total assets	250,979	348,443
Deferred tax liabilities:
Capitalized interest	43,982	76,914
Deferred income	181,839	261,286
Expenses taken for tax purposes not for book	5,477	9,878
Depreciation	6,877	4,694
Deferred marketing	14,959	20,080
Total liabilities	253,134	372,852
Net deferred tax liabilities	(2,155)	(24,409)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2018 and 2017, we determined that it was more-likely-than-not that our deferred assets would be realized for federal purposes. Accordingly, at October 31, 2018 and 2017, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.

For state tax purposes, we establish valuation allowances for deferred tax assets in certain jurisdictions where it is more-likely-than-not that the deferred tax asset would not be realized. Due to past and projected losses in certain jurisdictions where we did not have carryback potential and/or could not sufficiently forecast future taxable income, we recognized a net cumulative valuation allowance against our state deferred tax assets at October 31, 2016. During fiscal 2016, we recognized new valuation allowances of $1.0 million. We did not recognize any new valuation allowances in fiscal 2018 and 2017. During fiscal 2017, due to improved operating results, we reversed $32.2 million of state deferred tax asset valuation allowances. No state deferred tax asset valuation allowances were reversed in fiscal 2018 and 2016.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2018, we had 146.2 million shares of common stock issued and outstanding, 7.3 million shares of common stock reserved for outstanding stock options and restricted stock units, 5.1 million shares of common stock reserved for future stock option and award issuances, and 0.4 million shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2018, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the fiscal years ended October 31, 2018 and October 31, 2017, we declared and paid aggregate cash dividends of $0.41 and $0.24 per share, respectively, to our shareholders. Subsequent to October 31, 2018, we declared a quarterly cash dividend of $0.11 which will be paid on January 25, 2019 to shareholders of record on the close of business on January 11, 2019.
Stock Repurchase Program
On May 23, 2016, our Board of Directors authorized, under a new repurchase program that replaced an existing program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. On December 13, 2017, our Board of Directors terminated our May 2016 share repurchase program and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors terminated, effective December 12, 2018, our December 2017 share repurchase program and authorized a new repurchase program described below.
The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2018, 2017, and 2016:

	2018	2017	2016
Number of shares purchased (in thousands)	12,108	7,694	13,652
Average price per share	$41.56	$37.81	$28.77
Remaining authorization at October 31 (in thousands)	10,989	8,144	15,838
On December 12, 2018, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
Subsequent to October 31, 2018, we repurchased approximately 783,000 shares of our common stock at an average price of $32.02 per share, of which approximately 210,000 shares were purchased under the repurchase program authorized by our Board of Directors on December 12, 2018.
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

10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our nonemployee directors under our stock incentive plans. We have two active stock incentive plans, one for employees (including officers) and one for nonemployee directors. Our active stock incentive plans provide for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Our active stock incentive plans also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2018, 2017, and 2016, we had 5.1 million; 5.8 million; and 6.8 million shares, respectively, available for grant under our stock incentive plans.
We have two additional stock incentive plans for employees, officers, and directors that are inactive except for outstanding stock option awards at October 31, 2018. No additional equity awards may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant and generally vested over a four-year period for employees and a two-year period for nonemployee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Total stock-based compensation expense recognized	$28,312	$28,466	$26,679
Income tax benefit recognized	$7,902	$11,125	$10,450
At October 31, 2018, 2017, and 2016, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $20.9 million, $24.2 million, and $27.0 million, respectively.
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
The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses ranges of assumptions noted in the following table. Expected volatilities were based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2018, 2017, and 2016:

	2018	2017	2016
Expected volatility	27.66% - 31.83%	29.93% - 41.05%	32.03% - 42.31%
Weighted-average volatility	30.33%	34.72%	34.69%
Risk-free interest rate	2.17% - 2.35%	1.96% - 2.52%	1.58% - 2.14%
Expected life (years)	5.00 - 8.50	4.60 - 9.24	4.56 - 9.17
Dividends	0.67%	none	none
Weighted-average fair value per share of options granted	$16.09	$12.16	$11.24
The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense related to stock options for fiscal 2018, 2017 and 2016 was as follows (amounts in thousands):

	2018	2017	2016
Stock compensation expense recognized - options	$7,497	$10,337	$10,986

At October 31, 2018, total compensation cost related to nonvested stock option awards not yet recognized was approximately $6.5 million, and the weighted-average period over which we expect to recognize such compensation costs was approximately 1.5 years.
The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2018, 2017, and 2016 (amounts in thousands, except per share amounts):

	2018		2017		2016
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	6,120	$27.60	8,514	$26.36	8,025	$25.75
Granted	210	47.84	595	31.61	965	32.85
Exercised	(797)	24.16	(2,863)	24.54	(255)	24.04
Canceled	(30)	33.08	(126)	32.10	(221)	35.23
Balance, ending	5,503	$28.84	6,120	$27.60	8,514	$26.36
Options exercisable, at October 31,	4,231	$27.03	4,266	$25.42	6,407	$24.14
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2018, was 4.8 and 4.0, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Intrinsic value of options outstanding	$30,477	$112,886	$31,852
Intrinsic value of options exercisable	$29,010	$87,978	$31,852
Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2018, 2017, and 2016, is provided below (amounts in thousands):

	2018	2017	2016
Intrinsic value of options exercised	$18,165	$32,951	$2,337
Fair market value of options vested	$10,007	$10,897	$9,690
Our stock option plans permit optionees to exercise stock options using a “net exercise” method at the discretion of the Executive Compensation Committee of the Board of Directors (“Executive Compensation Committee”). In a net exercise, we withhold from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable minimum income tax withholdings and remit the remaining shares to the optionee. In fiscal 2018, the net exercise method was not utilized to exercise options.
The following table provides information regarding the use of the net exercise method for fiscal 2017 and 2016:

	2017	2016
Options exercised	15,000	5,000
Shares withheld	14,472	3,547
Shares issued	528	1,453
Average fair market value per share withheld	$32.98	$32.85
Aggregate fair market value of shares withheld (in thousands)	$477	$117

Performance-Based Restricted Stock Units:
In fiscal 2018, 2017, and 2016, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs are based on the attainment of certain performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from 0% to 110% of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance generally vest pro-rata over a four-year period provided the recipients continue to be employed by us as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2018, 2017, and 2016:

	2018	2017	2016
Number of shares underlying Performance-Based RSUs to be issued	135,554	168,417	182,854
Aggregate number of Performance-Based RSUs outstanding at October 31	786,857	940,117	1,074,222
Closing price of our common stock on Valuation Date	$47.84	$31.61	$32.85
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$6,485	$5,324	$6,007
Performance-Based RSU expense recognized (in thousands)	$6,949	$7,031	$8,301
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$3,824	$4,599	$6,556
Shares earned with respect to Performance-Based RSUs issued in December 2011, 2012, and 2013 were delivered in fiscal 2016, 2017, and 2018, respectively. The recipients of these Performance-Based RSUs elected to use a portion of the shares underlying the Performance-Based RSUs to pay the required income withholding taxes on the payout. In fiscal 2018, the gross value of the payout was $13.7 million (288,814 shares), the minimum income tax withholding was $6.0 million (126,330 shares) and the net value of the shares delivered was $7.7 million (162,484 shares). In fiscal 2017, the gross value of the payout was $9.6 million (302,514 shares), the minimum income tax withholding was $4.2 million (133,098 shares) and the net value of the shares delivered was $5.4 million (169,416 shares). In fiscal 2016, the gross value of the payout was $12.2 million (370,171 shares), the minimum income tax withholding was $5.4 million (164,090 shares) and the net value of the shares delivered was $6.8 million (206,081 shares).
Total Shareholder Return Restricted Stock Units:
In fiscal 2018, 2017, and 2016, the Executive Compensation Committee approved awards of relative total shareholder return performance-based restricted stock units (“TSR RSUs”) relating to 39,411, 46,361 and 171,705 target shares, respectively, of our common stock to certain members of our senior management. Shares underlying the TSR RSUs granted are earned by comparing our total shareholder return during specified performance periods to the total shareholder returns of companies in a performance peer group as defined in the award document. The specified performance periods are as follows:

	Performance Period	Target Number of TSR RSUs issued
Fiscal 2018	November 1, 2017 to October 31, 2020	39,411

Fiscal 2017	November 1, 2016 to October 31, 2019	46,361

Fiscal 2016
Tranche 1 (one-year)	November 1, 2015 to October 31, 2016	61,796
Tranche 2 (two-year)	November 1, 2015 to October 31, 2017	57,230
Tranche 3 (three-year)	November 1, 2015 to October 31, 2018	52,679
The TSR RSUs generally vest at the end of a three-year period provided the recipients continue to be employed by us as specified in the award document. Based upon our ranking in the performance peer group, the recipient of the TSR RSUs may earn a total award ranging from 0% to 200% of the target number of TSR RSUs granted. In fiscal 2018, recipients of Tranche 3 TSR RSUs earned 76.81% of the target based upon our total shareholder return ranking in the performance peer group during the three-year period ended October 31, 2018. In fiscal 2017, recipients of Tranche 2 TSR RSUs earned 83.05% of the target based upon our total shareholder return ranking in the performance peer group during the two-year period ended October 31, 2017. In fiscal 2016, recipients of Tranche 1 TSR RSUs earned 0% of the target based upon our total shareholder return ranking in the performance peer group during the one-year period ended October 31, 2016.
We estimated the fair value of the TSR RSUs at the grant date using a Monte Carlo simulation. The following table summarizes the assumptions used in the Monte Carlo simulation and the fair value per share of the TSR RSUs granted in fiscal 2018, 2017, and 2016:

	2018	2017	2016
Weighted-average volatility	26.58%	26.91%	28.66%
Risk-free interest rate	1.92%	1.52%	1.23%
Dividends	none	none	none
Weighted-average fair value per share of TSR RSUs	$52.62	$39.21	$41.16
The length of each performance period was used as the expected term in the simulation for each respective tranche.
The following table provides information on expense recognized and the unamortized value of our TSR RSUs for fiscal 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
TSR RSUs expense recognized	$2,502	$3,400	$3,300
Unamortized value of TSR RSUs at October 31	$1,773	$2,200	$3,800
Time-Based Restricted Stock Units:
In fiscal 2018, 2017, and 2016, we issued time-based restricted stock units (“RSUs”) to various officers, employees, and nonemployee directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of our common stock underlying the RSUs multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2018, 2017, and 2016:

	2018	2017	2016
Time-Based RSUs issued:
Number of RSUs issued	296,790	377,564	139,684
Weighted average closing price per share of our common stock on date of issuance	$47.84	$31.61	$32.85
Aggregate fair value of RSUs issued (in thousands)	$14,198	$11,935	$4,589
Time-Based RSU expense recognized (in thousands):	$11,193	$7,572	$3,958

	2018	2017	2016
At October 31:
Aggregate number of Time-Based RSUs outstanding	850,853	673,224	396,716
Cumulative unamortized value of Time-Based RSUs (in thousands)	$8,818	$6,783	$2,956
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. The following table provides information regarding the number of shares withheld, the income tax withholding due, and the remaining shares issued to the recipients for fiscal 2018, 2017, and 2016:

	2018	2017	2016
Number of shares withheld	23,289	20,400	25,340
Income tax withholdings due	$1,145	$664,300	$827,800
Remaining shares issued to the recipients	58,552	52,757	70,627

Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2027, provides that 500,000 shares be reserved for purchase. At October 31, 2018, 448,000 shares were available for issuance.
The following table provides information regarding our employee stock purchase plan for fiscal 2018, 2017, and 2016:

	2018	2017	2016
Shares issued	35,471	33,314	36,778
Average price per share	$34.08	$32.25	$25.97
Compensation expense recognized (in thousands)	$171	$147	$129

11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2018, 2017, and 2016, is as follows (amounts in thousands):

	2018	2017	2016
Numerator:
Net income as reported	$748,151	$535,495	$382,095
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit (a)		1,434	1,538
Numerator for diluted earnings per share	$748,151	$536,929	$383,633

Denominator:
Basic weighted-average shares	151,984	162,222	168,261
Common stock equivalents (b)	2,217	2,147	1,854
Shares attributable to 0.5% Exchangeable Senior Notes (a)		5,118	5,858
Diluted weighted-average shares	154,201	169,487	175,973
Other information:
Weighted-average number of antidilutive options and restricted stock units (c)	813	1,966	3,932
Shares issued under stock incentive and employee stock purchase plans	1,066	3,116	587

(a)	On September 15, 2017, we redeemed these notes.

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

12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2018 and 2017, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2018	October 31, 2017
Residential Mortgage Loans Held for Sale	Level 2	$170,731	$132,922
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$1,750	$861
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(4,366)	$(1,293)
Forward Loan Commitments – IRLCs	Level 2	$4,366	$1,293
At October 31, 2018 and 2017, the carrying value of cash and cash equivalents approximated fair value.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2018	$170,728	$170,731	$3
2017	$131,861	$132,922	$1,061
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%
July 31 (1)	–	–	–
October 31	470 - 1071	4 - 23	13.5% - 16.3%

Fiscal 2017:
January 31	692 - 880	4 - 12	16.3%
April 30	827 - 856	6 - 11	16.3%
July 31	465 - 754	3 - 10	16.5% - 19.5%
October 31	467 - 540	12 - 30	16.4%

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

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30	65	4	$21,811	13,325
July 31	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795
Fiscal 2016:
January 31	43	2	$1,713	$600
April 30	41	2	$10,103	6,100
July 31	51	2	$11,714	1,250
October 31	59	2	$1,126	415
				$8,365

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2018 and 2017 (amounts in thousands):

		2018		2017
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$688,115	$687,974	$639,116	$639,088
Senior notes (b)	Level 1	2,869,876	2,779,270	2,469,876	2,626,131
Mortgage company loan facility (c)	Level 2	150,000	150,000	120,145	120,145
		$3,707,991	$3,617,244	$3,229,137	$3,385,364

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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $12.6 million, $12.3 million, and $10.3 million for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $27.0 million and $23.2 million at October 31, 2018 and 2017, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age (age 62). Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 4.06%, 3.19%, and 2.98% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2018, 2017, and 2016, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2018, 2017 and 2016.

Information related to our retirement plans for each of the fiscal years ended October 31, 2018, 2017, and 2016, is as follows (amounts in thousands):

	2018	2017	2016
Plan costs:
Service cost	$568	$619	$562
Interest cost	1,198	1,142	1,276
Amortization of prior service cost	936	969	947
Amortization of unrecognized losses	17	137	42
	$2,719	$2,867	$2,827
Projected benefit obligation:
Beginning of year	$38,222	$38,980	$35,815
Plan amendments adopted during year			757
Service cost	568	619	562
Interest cost	1,198	1,142	1,276
Benefit payments	(1,358)	(1,318)	(1,129)
Change in unrecognized gain/loss	(3,115)	(1,201)	1,699
Projected benefit obligation, end of year	$35,515	$38,222	$38,980
Unamortized prior service cost:
Beginning of year	$1,806	$2,775	$2,965
Plan amendments adopted during year			757
Amortization of prior service cost	(936)	(969)	(947)
Unamortized prior service cost, end of year	$870	$1,806	$2,775
Accumulated unrecognized gain (loss), October 31	$1,571	$(1,560)	$(2,898)
Accumulated benefit obligation, October 31	$35,515	$38,222	$38,980
Accrued benefit obligation, October 31	$35,515	$38,222	$38,980
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2028 in the aggregate (in thousands):

Year ending October 31,	Amount
2019	$1,363
2020	$2,386
2021	$2,702
2022	$2,893
2023	$2,993
November 1, 2023 – October 31, 2028	$15,981

14. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) was primarily related to employee retirement plans. The tables below provide, for the fiscal years ended October 31, 2018, 2017 and 2016, the components of accumulated other comprehensive income (loss) (amounts in thousands):

	2018	2017	2016
Balance, beginning of period	$(1,910)	$(3,336)	$(2,509)
Other comprehensive income (loss) before reclassifications	3,115	1,201	(2,406)
Gross amounts reclassified from accumulated other comprehensive income	953	1,105	989
Income tax (expense) benefit	(1,142)	(880)	590
Other comprehensive income (loss), net of tax	2,926	1,426	(827)
Adoption of ASU 2018-02	(322)
Balance, end of period	$694	$(1,910)	$(3,336)
During the first quarter of fiscal 2018, we elected to reclassify the stranded tax effects resulting from the Tax Act related to employee retirement plans from accumulated other comprehensive income to retained earnings. See Note 1, “Significant Accounting Polices,” for additional information regarding the adoption of ASU 2018-02.
Reclassifications for the amortization of the employee retirement plans are included in “Other income – net” in the Consolidated Statements of Operations and Comprehensive Income.
15. Commitments and Contingencies
Legal Proceedings
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made and that the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
In April 2017, the SEC informed the Company that it was conducting an investigation and requested that we voluntarily produce documents and information relating to our estimated repair costs for stucco and other water intrusion claims in fiscal 2016. The Company produced detailed information and documents in response to this request and, in the fourth quarter of fiscal 2018, the SEC notified the Company that it had concluded its investigation without action. See Note 7 – “Accrued Expenses” for additional information regarding these warranty charges.
In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company is producing documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
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

Information regarding our land purchase commitments at October 31, 2018 and 2017, is provided in the table below (amounts in thousands):

	2018	2017
Aggregate purchase commitments:
Unrelated parties	$2,404,660	$1,986,276
Unconsolidated entities that the Company has investments in	128,235	248,801
Total	$2,532,895	$2,235,077
Deposits against aggregate purchase commitments	$168,421	$97,706
Credits to be received from unconsolidated entities	79,168	134,630
Additional cash required to acquire land	2,285,306	2,002,741
Total	$2,532,895	$2,235,077
Amount of additional cash required to acquire land included in accrued expenses	$40,103	$4,329
In addition, we expect to purchase approximately 2,700 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2018, we also had purchase commitments to acquire land for apartment developments of approximately $272.6 million, of which we had outstanding deposits in the amount of $13.2 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2018, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2018, we had outstanding surety bonds amounting to $692.9 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $342.2 million of work remains on these improvements. We have an additional $160.2 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2018, we had outstanding letters of credit of $165.4 million under our Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2018, we had agreements of sale outstanding to deliver 6,105 homes with an aggregate sales value of $5.52 billion.
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

Information regarding our mortgage commitments at October 31, 2018 and 2017, is provided in the table below (amounts in thousands):

	2018	2017
Aggregate mortgage loan commitments:
IRLCs	$614,255	$350,740
Non-IRLCs	1,329,674	1,146,872
Total	$1,943,929	$1,497,612
Investor commitments to purchase:
IRLCs	$614,255	$350,740
Mortgage loans receivable	163,208	125,710
Total	$777,463	$476,450
Lease Commitments
We lease certain facilities and equipment under non-cancelable operating leases. Rental expenses incurred by us under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2018	$15,783
2017	$14,505
2016	$12,584
At October 31, 2018, future minimum rent payments under our operating leases were (amounts in thousands):

Year ending October 31,	Amount
2019	$12,712
2020	7,727
2021	5,843
2022	3,883
2023	1,824
Thereafter	1,682
$33,671
Subsequent event
In December 2018, we signed a 16-year lease agreement to lease approximately 163,000 square feet of office space in Fort Washington, Pennsylvania for our new corporate headquarters. The terms of the lease require annual minimum lease payments starting at $2.8 million which escalate throughout the lease term. The lease for our current headquarters expires in October 2019. The new headquarters is located approximately four miles from our current headquarters.

16. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Interest income	$8,570	$5,988	$2,443
Income from ancillary businesses	25,692	18,934	24,119
Management fee income from home building unconsolidated entities, net	11,740	12,902	10,270
Retained customer deposits	8,937	5,801	5,866
Income from land and other sales	6,331	8,621	13,327
Other	1,190	(1,184)	(71)
Total other income – net	$62,460	$51,062	$55,954
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in fiscal 2018, 2017 and 2016, our apartment living operations earned fees from unconsolidated entities of $7.5 million, $6.2 million, and $6.1 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses above.
In fiscal 2018, our security monitoring business recognized a $10.7 million gain from a bulk sale of security monitoring accounts by our home control solutions business, which is included in income from ancillary businesses above. In addition, in fiscal 2018, we recognized a $3.5 million write-down of a commercial property operated by Toll Brothers Apartment Living, which is included in income from ancillary businesses above. In fiscal 2016, our security monitoring business recognized a gain of $1.6 million from a bulk sale of security monitoring accounts in fiscal 2015, which is included in income from ancillary businesses above.
As discussed in Note 1, “Significant Accounting Policies,” as a result of our adoption of ASU 2017-07 on November 1, 2017, pension costs, other than service costs, are included in “Other” above. We reclassified costs totaling $2.2 million and $2.3 million in fiscal 2017 and 2016, respectively, due to this adoption.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, apartment living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Revenue	$158,051	$134,116	$126,741
Expense	$132,359	$115,182	$102,622
The table below provides revenues and expenses recognized from land sales for the years ended October 31, 2018, 2017, and 2016 (amounts in thousands):

	2018	2017	2016
Revenue	$134,327	$284,928	$85,268
Expense	(124,162)	(278,034)	(70,488)
Deferred gains on land sales to joint ventures	(3,834)	(2,996)	(2,999)
Deferred gains recognized		4,723	1,546
	$6,331	$8,621	$13,327
Land sale revenues for the year ended October 31, 2018 included $80.3 million related to sale transactions with four new Rental Property Joint Ventures in which we have interests ranging from 25% to 50%. On one of these transactions, we recognized a gain of $1.0 million in fiscal 2018. In addition, due to our continued involvement in the joint venture primarily through guarantees provided on the joint venture’s debt, we deferred $3.8 million of the gain realized on this sale. We will recognize the deferred gain into income as the guarantees provided expire.
Land sale revenues for the year ended October 31, 2017 included $257.8 million related to sale transactions with two new Home Building Joint Ventures and a Rental Property Joint Venture in which we have interests ranging from 20% to 25%. No gain or loss was realized on the sales related to the Home Building Joint Ventures. Due to our continued involvement in the new Rental Property Joint Venture through our retained ownership interest and guarantees provided on the joint venture’s debt, we deferred the $3.0 million gain realized on this sale. We will recognize the deferred gain into income as the guarantees provided expire and when we sell our ownership interest in the Rental Property Joint Venture.
Land sale revenues for the year ended October 31, 2016 included $38.1 million related to a sale transaction with a new Rental Property Joint Venture in which we have a 50% interest. Due to our continued involvement in the joint venture through our ownership interest, we deferred 50% of the gain realized on the sale of $3.0 million. We will recognize the deferred gain into income when we sell our ownership interest in the Rental Property Joint Venture.
The deferred gains recognized in the fiscal 2017 and 2016 periods relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers which is included in deferred gains recognized above. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
See Note 4, “Investments in Unconsolidated Entities,” for more information on these transactions.
Subsequent event
In December 2018, we sold one of our golf club properties to a third party for $18.5 million. We expect to recognize a gain of approximately $12.5 million in our first quarter of fiscal 2019 as a result of this sale.
17. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2018, 2017, and 2016 (amounts in thousands):

	Revenue			Income (loss) before income taxes
	2018	2017	2016	2018	2017	2016
Traditional Home Building:
North	$975,648	$775,540	$814,519	$56,530	$50,393	$77,017
Mid-Atlantic	1,141,130	1,030,269	895,736	90,573	105,740	(29,361)
South	1,045,395	923,953	849,548	110,304	112,809	128,613
West	1,451,353	1,151,697	903,691	213,269	153,188	127,265
California	2,208,733	1,550,494	1,448,546	494,247	345,138	335,173
Traditional Home Building	6,822,259	5,431,953	4,912,040	964,923	767,268	638,707
City Living	320,999	383,105	257,468	78,149	193,852	91,109
Corporate and other				(109,156)	(146,809)	(140,789)
	$7,143,258	$5,815,058	$5,169,508	$933,916	$814,311	$589,027
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

Total assets for each of our segments at October 31, 2018 and 2017, are shown in the table below (amounts in thousands):

	2018	2017
Traditional Home Building:
North	$970,854	$1,074,969
Mid-Atlantic	1,130,417	1,121,013
South	1,237,744	1,184,956
West	1,580,199	1,275,298
California	2,733,956	2,630,041
Traditional Home Building	7,653,170	7,286,277
City Living	516,238	647,174
Corporate and other	2,075,182	1,511,774
	$10,244,590	$9,445,225
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2018
Traditional Home Building:
North	$17,414	$99,383	$803,692	$920,489
Mid-Atlantic	48,553	123,218	906,990	1,078,761
South	12,305	95,309	957,321	1,064,935
West	22,905	109,671	1,419,989	1,552,565
California	32,441	391,221	2,146,370	2,570,032
Traditional Home Building	133,618	818,802	6,234,362	7,186,782
City Living	6,367	97,814	307,256	411,437
	$139,985	$916,616	$6,541,618	$7,598,219

Balances at October 31, 2017
Traditional Home Building:
North	$23,944	$130,964	$869,764	$1,024,672
Mid-Atlantic	32,674	87,642	950,982	1,071,298
South	8,892	51,391	951,887	1,012,170
West	12,087	89,184	1,154,004	1,255,275
California	5,550	640,306	1,769,274	2,415,130
Traditional Home Building	83,147	999,487	5,695,911	6,778,545
City Living	4,011	143,383	355,514	502,908
	$87,158	$1,142,870	$6,051,425	$7,281,453

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2018, 2017, and 2016, are shown in the table below (amounts in thousands):

	2018	2017	2016
Traditional Home Building:
North	$19,698	$6,528	$7,579
Mid-Atlantic	9,818	6,905	2,076
South	3,802	1,184	3,316
West	907	106	746
California	147	43
Traditional Home Building	34,372	14,766	13,717
City Living	15	28	90
Corporate and other	769
	$35,156	$14,794	$13,807
The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2018	2017	2018	2017	2016
Traditional Home Building:
Mid-Atlantic	$7,823	$11,093	$(4,000)	$(2,000)
South	84,610	85,757	12,263	$9,185	$11,013
West			(63)	2,529	2,921
California	84,160	148,499	2,404	7,509	5,896
Traditional Home Building	176,593	245,349	10,604	17,223	19,830
City Living	65,936	92,904	6,857	73,123	13,184
Corporate and other	189,284	143,505	67,779	25,720	7,734
	$431,813	$481,758	$85,240	$116,066	$40,748
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.

18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2018, 2017 and 2016 (amounts in thousands):

	2018	2017	2016
Cash flow information:
Interest paid, net of amount capitalized	$20,812	$21,578	$12,131
Income tax payments	$215,092	$119,852	$185,084
Income tax refunds	$3,101	$2,776	$4,451
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$185,633	$61,877	$5,807
Financed portion of land sale		$625
(Increase) decrease in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities	$(1,320)	$11,760	$9,012
Cost of inventory acquired through foreclosure	$4,609
Reclassification of deferred income from inventory to accrued liabilities		$3,520	$2,111
Non-controlling interest	$2,801
Reclassification of inventory to property, construction, and office equipment		$8,990	$17,064
(Increase) decrease in unrecognized gain in defined benefit plans	$(3,115)	$(1,201)	$1,699
Defined benefit plan amendment			$757
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital		$5,232	$11,363
Increase in accrued expenses related to stock-based compensation			$6,240
Income tax (expense) benefit recognized in total comprehensive income	$(1,141)	$(880)	$590
Transfer of other assets to inventory, net	$16,763
Transfer of inventory to investment in unconsolidated entities		$72,757
Transfer of investment in unconsolidated entities to inventory		$14,328
Transfer of other assets to investment in unconsolidated entities	$60,971	$1,308	24,967
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities	$5,995
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$623	$130	$29
Miscellaneous increases to investments in unconsolidated entities	$1,776	$5,117	$1,510
Business Acquisition:
Fair value of assets purchased		$88,465
Liabilities assumed		$5,377
Cash paid		$83,088

19. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at October 31, 2018
4.0% Senior Notes due December 31, 2018	$350,000
6.75% Senior Notes due November 1, 2019	$250,000
5.875% Senior Notes due February 15, 2022	$419,876
4.375% Senior Notes due April 15, 2023	$400,000
5.625% Senior Notes due January 15, 2024	$250,000
4.875% Senior Notes due November 15, 2025	$350,000
4.875% Senior Notes due March 15, 2027	$450,000
4.350% Senior Notes due February 15, 2028	$400,000
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee the debt. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of the Revolving Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee, so long as (1) no default or event of default exists or would result from release of such guarantee, (2) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of our consolidated net worth as of the end of our most recent fiscal quarter, (3) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter, (4) such release would not have a material adverse effect on our and our subsidiaries home building business, and (5) the Guarantor Subsidiary is released from its guarantee under the Revolving Credit Facility. If there are no guarantors under the Revolving Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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
Consolidating Balance Sheet at October 31, 2018

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,011,863	170,332	—	1,182,195
Inventory			7,493,205	105,014		7,598,219
Property, construction, and office equipment, net			169,265	24,016		193,281
Receivables, prepaid expenses, and other assets			291,299	392,559	(133,080)	550,778
Mortgage loans held for sale				170,731		170,731
Customer deposits held in escrow			116,332	1,241		117,573
Investments in unconsolidated entities			44,329	387,484		431,813
Investments in and advances to consolidated entities	4,791,629	2,916,557	91,740	126,872	(7,926,798)	—
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable			686,801			686,801
Senior notes		2,861,375				2,861,375
Mortgage company loan facility				150,000		150,000
Customer deposits			405,318	5,546		410,864
Accounts payable			361,655	443		362,098
Accrued expenses	471	37,341	600,907	462,128	(127,266)	973,581
Advances from consolidated entities			1,551,196	476,040	(2,027,236)	—
Income taxes payable	30,959					30,959
Total liabilities	31,430	2,898,716	3,605,877	1,094,157	(2,154,502)	5,475,678
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	727,053	49,400		93,734	(143,134)	727,053
Retained earnings (deficit)	5,161,551	(31,559)	5,612,108	178,639	(5,759,188)	5,161,551
Treasury stock, at cost	(1,130,878)					(1,130,878)
Accumulated other comprehensive loss	694					694
Total stockholders’ equity	4,760,199	17,841	5,612,156	275,379	(5,905,376)	4,760,199
Noncontrolling interest				8,713		8,713
Total equity	4,760,199	17,841	5,612,156	284,092	(5,905,376)	4,768,912
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590

Consolidating Balance Sheet at October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	533,204	179,625	—	712,829
Inventory			7,017,331	264,122		7,281,453
Property, construction, and office equipment, net			165,464	24,083		189,547
Receivables, prepaid expenses, and other assets			321,092	297,681	(74,074)	544,699
Mortgage loans held for sale				132,922		132,922
Customer deposits held in escrow			96,956	5,061		102,017
Investments in unconsolidated entities			66,897	414,861		481,758
Investments in and advances to consolidated entities	4,589,228	2,514,649	91,740	126,799	(7,322,416)	—
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225
LIABILITIES AND EQUITY
Liabilities
Loans payable			637,416			637,416
Senior notes		2,462,463				2,462,463
Mortgage company loan facility				120,145		120,145
Customer deposits			377,083	18,943		396,026
Accounts payable			271,617	3,606		275,223
Accrued expenses	141	34,345	563,577	440,631	(79,341)	959,353
Advances from consolidated entities			1,584,957	659,904	(2,244,861)	—
Income taxes payable	57,893			(384)		57,509
Total liabilities	58,034	2,496,808	3,434,650	1,242,845	(2,324,202)	4,908,135
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	720,115	49,400		93,734	(143,134)	720,115
Retained earnings (deficit)	4,474,064	(31,559)	4,857,986	99,673	(4,926,100)	4,474,064
Treasury stock, at cost	(662,854)					(662,854)
Accumulated other comprehensive loss	(1,910)					(1,910)
Total stockholders’ equity	4,531,194	17,841	4,858,034	196,413	(5,072,288)	4,531,194
Noncontrolling interest				5,896		5,896
Total equity	4,531,194	17,841	4,858,034	202,309	(5,072,288)	4,537,090
	4,589,228	2,514,649	8,292,684	1,445,154	(7,396,490)	9,445,225

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2018

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			6,899,891	453,073	(209,706)	7,143,258
Cost of revenues			5,427,753	303,962	(58,708)	5,673,007
Selling, general and administrative	77	3,162	709,265	83,003	(111,472)	684,035
	77	3,162	6,137,018	386,965	(170,180)	6,357,042
Income (loss) from operations	(77)	(3,162)	762,873	66,108	(39,526)	786,216
Other:
Income from unconsolidated entities			44,646	40,594		85,240
Other income - net			30,561	(2,950)	34,849	62,460
Intercompany interest income		142,084	1,649	4,422	(148,155)	—
Interest expense		(138,922)	(4,422)	(2,111)	145,455	—
Income from consolidated subsidiaries	933,993		106,063		(1,040,056)	—
Income (loss) before income taxes	933,916	—	941,370	106,063	(1,047,433)	933,916
Income tax provision (benefit)	185,765		187,248	21,097	(208,345)	185,765
Net income (loss)	748,151	—	754,122	84,966	(839,088)	748,151
Other comprehensive income	2,926					2,926
Total comprehensive income (loss)	751,077	—	754,122	84,966	(839,088)	751,077
Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			5,668,610	336,671	(190,223)	5,815,058
Cost of revenues			4,414,461	223,243	(75,401)	4,562,303
Selling, general and administrative	58	4,033	633,000	77,115	(108,634)	605,572
	58	4,033	5,047,461	300,358	(184,035)	5,167,875
Income (loss) from operations	(58)	(4,033)	621,149	36,313	(6,188)	647,183
Other:
Income from unconsolidated entities			12,271	103,795		116,066
Other income - net	10,574		26,653	10,674	3,161	51,062
Intercompany interest income		156,366	48	4,365	(160,779)	—
Interest expense		(162,882)	(4,365)	(1,819)	169,066	—
Income from consolidated subsidiaries	803,795		142,779		(946,574)	—
Income (loss) before income taxes	814,311	(10,549)	798,535	153,328	(941,314)	814,311
Income tax provision (benefit)	278,816	(3,612)	273,418	52,500	(322,306)	278,816
Net income (loss)	535,495	(6,937)	525,117	100,828	(619,008)	535,495
Other comprehensive income	1,426					1,426
Total comprehensive income (loss)	536,921	(6,937)	525,117	100,828	(619,008)	536,921

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,984,356	361,685	(176,533)	5,169,508
Cost of revenues			3,919,729	288,044	(63,708)	4,144,065
Selling, general and administrative	75	3,809	556,558	74,328	(101,652)	533,118
	75	3,809	4,476,287	362,372	(165,360)	4,677,183
Income (loss) from operations	(75)	(3,809)	508,069	(687)	(11,173)	492,325
Other:
Income from unconsolidated entities			16,913	23,835		40,748
Other income - net	9,501		25,609	17,456	3,388	55,954
Intercompany interest income		145,828			(145,828)	—
Interest expense		(151,410)		(2,203)	153,613	—
Income from consolidated subsidiaries	579,601		29,010		(608,611)	—
Income (loss) before income taxes	589,027	(9,391)	579,601	38,401	(608,611)	589,027
Income tax provision (benefit)	206,932	(3,299)	203,614	13,490	(213,805)	206,932
Net income (loss)	382,095	(6,092)	375,987	24,911	(394,806)	382,095
Other comprehensive income (loss)	(858)		31			(827)
Total comprehensive income (loss)	381,237	(6,092)	376,018	24,911	(394,806)	381,268

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2018

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	(4,270)	5,439	523,136	68,995	9,101	602,401
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(28,064)	(168)		(28,232)
Investment in unconsolidated entities			(1,676)	(25,815)		(27,491)
Return of investments in unconsolidated entities			29,242	103,948		133,190
Investment in distressed loans and foreclosed real estate				(966)		(966)
Return of investments in distressed loans and foreclosed real estate				4,765		4,765
Dividends received intercompany						—
Investment paid intercompany						—
Intercompany advances	555,741	(401,908)			(153,833)	—
Net cash provided by (used in) investing activities	555,741	(401,908)	(498)	81,764	(153,833)	81,266
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Proceeds from loans payable			590,000	2,040,835		2,630,835
Debt issuance costs		(3,531)				(3,531)
Principal payments of loans payable			(679,184)	(2,010,980)		(2,690,164)
Proceeds from stock-based benefit plans	13,392					13,392
Purchase of treasury stock	(503,159)					(503,159)
Dividends paid	(61,704)					(61,704)
Receipts related to noncontrolling interest				30		30
Dividends paid intercompany				(6,000)	6,000	—
Investment received intercompany						—
Intercompany advances			45,205	(183,937)	138,732	—
Net cash (used in) provided by financing activities	(551,471)	396,469	(43,979)	(160,052)	144,732	(214,301)
Net increase (decrease) in cash and cash equivalents	—	—	478,659	(9,293)	—	469,366
Cash and cash equivalents, beginning of period	—	—	533,204	179,625	—	712,829
Cash and cash equivalents, end of period	—	—	1,011,863	170,332	—	1,182,195

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	201,766	9,955	292,802	469,948	(9,424)	965,047
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(20,439)	(8,433)		(28,872)
Sale and redemption of marketable securities and restricted investments — net	10,631			7,418		18,049
Investment in unconsolidated entities			(3,744)	(118,590)		(122,334)
Return of investments in unconsolidated entities			58,610	136,895		195,505
Investment in distressed loans and foreclosed real estate				(710)		(710)
Return of investments in distressed loans and foreclosed real estate				13,765		13,765
Acquisition of a business			(83,088)			(83,088)
Investment paid intercompany			(45,000)		45,000	—
Intercompany advances	51,071	226,511			(277,582)	—
Net cash provided by (used in) investing activities	61,702	226,511	(93,661)	30,345	(232,582)	(7,685)
Cash flow (used in) provided by financing activities:
Net proceeds from issuance of senior notes		455,483				455,483
Proceeds from loans payable			250,068	1,370,975		1,621,043
Debt issuance costs		(4,449)				(4,449)
Principal payments of loans payable			(538,527)	(1,460,830)		(1,999,357)
Redemption of senior notes		(687,500)				(687,500)
Proceeds from stock-based benefit plans	66,000					66,000
Purchase of treasury stock	(290,881)					(290,881)
Dividends paid	(38,587)					(38,587)
Investment received intercompany				45,000	(45,000)	—
Intercompany advances			39,082	(326,088)	287,006	—
Net cash used in financing activities	(263,468)	(236,466)	(249,377)	(370,943)	242,006	(878,248)
Net decrease in cash and cash equivalents	—	—	(50,236)	129,350	—	79,114
Cash and cash equivalents, beginning of period	—	—	583,440	50,275	—	633,715
Cash and cash equivalents, end of period	—	—	533,204	179,625	—	712,829

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2016

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	62,579	14,768	116,116	(22,737)	(19,841)	150,885
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(27,835)	(591)		(28,426)
Sale and redemption of marketable securities				10,000		10,000
Investment in unconsolidated entities			(2,637)	(67,018)		(69,655)
Return of investments in unconsolidated entities			32,857	14,949		47,806
Investment in distressed loans and foreclosed real estate				(1,133)		(1,133)
Return of investments in distressed loans and foreclosed real estate				49,619		49,619
Dividend received - intercompany			5,000		(5,000)	—
Investment paid intercompany			(5,000)		5,000	—
Intercompany advances	323,207	(14,733)			(308,474)	—
Net cash (used in) provided by investing activities	323,207	(14,733)	2,385	5,826	(308,474)	8,211
Cash flow provided by (used in) financing activities:
Proceeds from loans payable			550,000	1,893,496		2,443,496
Debt issuance costs		(35)	(4,868)			(4,903)
Principal payments of loans payable			(714,089)	(1,783,496)		(2,497,585)
Proceeds from stock-based benefit plans	6,986					6,986
Purchase of treasury stock	(392,772)					(392,772)
Receipts related to noncontrolling interest				404		404
Dividend paid - intercompany				(5,000)	5,000	—
Investment received intercompany				5,000	(5,000)	—
Intercompany advances			(149,703)	(178,612)	328,315	—
Net cash provided by (used in) financing activities	(385,786)	(35)	(318,660)	(68,208)	328,315	(444,374)
Net increase in cash and cash equivalents	—	—	(200,159)	(85,119)	—	(285,278)
Cash and cash equivalents, beginning of period	—	—	783,599	135,394	—	918,993
Cash and cash equivalents, end of period	—	—	583,440	50,275	—	633,715
`

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2018 and 2017 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2018:
Revenue	$2,455,238	$1,913,353	$1,599,199	$1,175,468
Gross profit	$524,487	$403,734	$301,042	$240,988
Income before income taxes	$396,473	$253,097	$152,748	$131,598
Net income	$310,976	$193,258	$111,810	$132,107
Earnings per share (a)
Basic	$2.10	$1.28	$0.73	$0.85
Diluted	$2.08	$1.26	$0.72	$0.83
Weighted-average number of shares
Basic	148,066	151,257	152,731	155,882
Diluted	149,603	153,173	155,129	158,897

Fiscal 2017:
Revenue	$2,027,907	$1,502,909	$1,363,512	$920,730
Gross profit	$452,075	$326,881	$286,071	$187,728
Income before income taxes	$301,747	$203,574	$199,209	$109,781
Net income	$191,878	$148,563	$124,638	$70,416
Earnings per share (a)
Basic	$1.20	$0.91	$0.76	$0.43
Diluted	$1.17	$0.87	$0.73	$0.42
Weighted-average number of shares
Basic	159,232	163,478	163,492	162,588
Diluted	164,565	171,562	171,403	170,417

(a)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.