Form 10-Q
period 2019-01-31
TOLL BROTHERS INC
filed 2019-03-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At March 4, 2019, there were approximately 145,940,000 shares of Common Stock, $0.01 par value, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2019	October 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$801,734	$1,182,195
Inventory	7,714,643	7,598,219
Property, construction, and office equipment, net	294,658	193,281
Receivables, prepaid expenses, and other assets (1)	609,664	550,778
Mortgage loans held for sale	88,840	170,731
Customer deposits held in escrow	100,034	117,573
Investments in unconsolidated entities	409,374	431,813
Income taxes receivable	16,907	—
	$10,035,854	$10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,000,467	$686,801
Senior notes	2,511,932	2,861,375
Mortgage company loan facility	74,135	150,000
Customer deposits	406,355	410,864
Accounts payable	302,042	362,098
Accrued expenses	879,734	973,581
Income taxes payable	—	30,959
Total liabilities	5,174,665	5,475,678
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at January 31, 2019 and October 31, 2018	1,779	1,779
Additional paid-in capital	717,405	727,053
Retained earnings	5,239,251	5,161,551
Treasury stock, at cost — 32,049 and 31,774 shares at January 31, 2019 and October 31, 2018, respectively	(1,139,623)	(1,130,878)
Accumulated other comprehensive income	750	694
Total stockholders’ equity	4,819,562	4,760,199
Noncontrolling interest	41,627	8,713
Total equity	4,861,189	4,768,912
	$10,035,854	$10,244,590

(1)
As of January 31, 2019 and October 31, 2018, receivables, prepaid expenses, and other assets include $115.5 million and $19.7 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2019	2018
Revenues:
Home sales	$1,319,308	$1,175,468
Land sales	43,873	—
	1,363,181	1,175,468

Cost of revenues:
Home sales	1,042,245	934,480
Land sales	34,253	—
	1,076,498	934,480
Selling, general and administrative	162,238	157,267
Income from operations	124,445	83,721
Other:
Income from unconsolidated entities	6,140	38,880
Other income – net	20,861	8,997
Income before income taxes	151,446	131,598
Income tax provision (benefit)	39,396	(509)
Net income	$112,050	$132,107

Other comprehensive income, net of tax	56	171
Total comprehensive income	$112,106	$132,278

Per share:
Basic earnings	$0.76	$0.85
Diluted earnings	$0.76	$0.83

Weighted-average number of shares:
Basic	146,751	155,882
Diluted	148,032	158,897
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2018	1,779	727,053	5,161,551	(1,130,878)	694	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASU 2014-09, net of tax			(17,987)				(17,987)
Net income			112,050				112,050
Purchase of treasury stock				(25,143)			(25,143)
Exercise of stock options and stock based compensation issuances		(18,194)		16,044			(2,150)
Employee stock purchase plan issuances		(39)		354			315
Stock-based compensation		8,585					8,585
Dividends declared			(16,363)				(16,363)
Other comprehensive income					56		56
Capital contributions						32,914	32,914
Balance, January 31, 2019	1,779	717,405	5,239,251	(1,139,623)	750	41,627	4,861,189

Balance, October 31, 2017	1,779	720,115	4,474,064	(662,854)	(1,910)	5,896	4,537,090
Cumulative effect adjustment upon adoption of ASU 2016-09 and ASU 2018-02, net of tax		374	1,502		(411)		1,465
Net income			132,107				132,107
Purchase of treasury stock				(209,970)			(209,970)
Exercise of stock options and stock based compensation issuances		(19,637)		26,937			7,300
Employee stock purchase plan issuances		59		219			278
Stock-based compensation		8,889					8,889
Dividends declared			(12,440)				(12,440)
Other comprehensive income					171		171
Balance, January 31, 2018	1,779	709,800	4,595,233	(845,668)	(2,150)	5,896	4,464,890
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2019	2018
Cash flow used in operating activities:
Net income	$112,050	$132,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,669	6,171
Stock-based compensation	8,585	8,889
Income from unconsolidated entities	(6,140)	(38,880)
Distributions of earnings from unconsolidated entities	6,427	38,892
Income from foreclosed real estate and distressed loans	(170)	(448)
Deferred tax provision (benefit)	1,621	(30,575)
Inventory impairments and write-offs	7,562	3,853
Gain on sale of golf club property	(12,186)	—
Other	703	1,006
Changes in operating assets and liabilities
Increase in inventory	(158,258)	(416,764)
Origination of mortgage loans	(306,351)	(231,436)
Sale of mortgage loans	389,974	292,946
Increase in receivables, prepaid expenses, and other assets	(47,823)	(16,594)
Increase in income taxes receivable	(14,363)	—
Increase in customer deposits – net	13,030	8,138
Decrease in accounts payable and accrued expenses	(166,751)	(54,029)
Decrease in income taxes payable	(28,804)	(33,100)
Net cash used in operating activities	(185,225)	(329,824)
Cash flow provided by investing activities:
Purchase of property and equipment – net	(19,576)	(1,694)
Investments in unconsolidated entities	(17,205)	(4,422)
Return of investments in unconsolidated entities	42,677	36,253
Investment in foreclosed real estate and distressed loans	(130)	(92)
Return of investments in foreclosed real estate and distressed loans	482	1,505
Proceeds from sale of golf club property	18,220	—
Net cash provided by investing activities	24,468	31,550
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes	—	400,000
Debt issuance costs for senior notes	—	(3,410)
Proceeds from loans payable	809,506	589,819
Debt issuance costs for loans payable	(2,058)	—
Principal payments of loans payable	(633,593)	(687,740)
Redemption of senior notes	(350,000)	—
(Payments) proceeds from stock-based benefit plans, net	(1,831)	7,580
Purchase of treasury stock	(25,143)	(200,257)
Dividends paid	(16,369)	(12,293)
Net cash (used in) provided by financing activities	(219,488)	93,699
Net decrease in cash, cash equivalents, and restricted cash	(380,245)	(204,575)
Cash, cash equivalents, and restricted cash, beginning of period	1,182,939	715,311
Cash, cash equivalents, and restricted cash, end of period	$802,694	$510,736
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2018 balance sheet amounts and disclosures included herein have been derived from our October 31, 2018 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (“2018 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2019; the results of our operations and changes in equity for the three-month periods ended January 31, 2019 and 2018; and our cash flows for the three-month periods ended January 31, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
As discussed under “Recent Accounting Pronouncements” below, on November 1, 2018 we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). As a result of this adoption, we updated our revenue recognition policies effective November 1, 2018, as follows:
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states that we build, we are not able to complete certain outdoor features prior to the closing of the home. Effective November 1, 2018, to the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2019, we deferred home sales revenues and related costs of $3.1 million and $2.3 million, respectively, related to obligations not completed on closed homes. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $406.4 million and $410.9 million at January 31, 2019 and October 31, 2018, respectively. Of the outstanding deposits held as of October 31, 2018, we recognized $96.5 million in home sales revenues during the three months ended January 31, 2019.
Land sales revenues: Our revenues from land sales generally consist of the following: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. Effective November 1, 2018, in land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
Forfeited Customer Deposits: Effective November 1, 2018, forfeited customer deposits are recognized in “Home sales revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, from time to time we grant our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives that impact the value of the home or the sales price paid, such as special or additional options, are generally reflected as a reduction in home sales revenues. Incentives that we pay to an outside party, such as paying some or all of a home buyer’s closing costs, are recorded as an additional home sales cost of revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, became effective for our fiscal year beginning November 1, 2018, and we adopted the new standard under the modified retrospective transition method applied to contracts that were not completed as of November 1, 2018. We recognized the cumulative effect, net of tax, of applying ASU 2014-09 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the previous accounting standards. The adoption of ASU 2014-09 did not have a material impact on our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations or Comprehensive Income, and there have been no significant changes to our internal controls, processes, or systems as a result of implementing this new standard. However, the adoption of ASU 2014-09 resulted in the following changes:

•
Prior to adoption of ASU 2014-09, we capitalized certain costs related to our marketing efforts, including sales offices and model home upgrades and furnishings within “Inventory” on our Condensed Consolidated Balance Sheets and amortized such costs through “Selling, general, and administrative” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we reclassified $104.8 million to “Property, construction, and office equipment, net” on our Condensed Consolidated Balance Sheets, primarily related to sales offices and model home improvement costs. The amortization of such costs will remain unchanged and will continue to be included in “Selling, general, and administrative” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Additionally, we recorded a net cumulative effect adjustment to retained earnings of approximately $13.2 million for certain other marketing costs that no longer qualify for capitalization under the new guidance, and such costs will be expensed as incurred in the future.

•
Prior to adoption of ASU 2014-09, we recorded our land sale revenues, net of their related expenses, within “Other income – net” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we are presenting this activity in income from operations and breaking out the components of land sales revenues and land sales cost of revenues on our Condensed Consolidated Statements of Operations and Comprehensive Income. In addition, due to the existence of certain repurchase options in existing agreements to sell lots to third party builders in our master planned communities, both for wholly-owned projects as well as projects in which we are a joint venture partner, we recorded a net cumulative effect adjustment to retained earnings of approximately $4.6 million to account for previously settled lots for which the related repurchase option has not yet expired. The revenue and related expenses for such lots will be recognized in future periods when such repurchase options expire.

•
Prior to adoption of ASU 2014-09, retained customer deposits were classified in “Other income – net” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, retained customer deposits, which totaled $3.2 million during the three months ended January 31, 2019, are included in “Home sales revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits have not been reclassified and are not material to our condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 became effective for our fiscal year beginning November 1, 2018 and we adopted ASU 2017-05 concurrent with our adoption of ASU 2014-09. The adoption of ASU 2017-05 did not have a material effect on our condensed consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 became effective for our fiscal year beginning November 1, 2018 and resulted in a change in the presentation to our Condensed Consolidated Statement of Cash Flows but did not have a material effect on our condensed consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified and makes eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 became effective for our fiscal year beginning November 1, 2018 and did not have a material effect on our condensed consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2018-11 also provides an entity with a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, is effective for our fiscal year beginning November 1, 2019, at which time we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02, as amended by ASU 2018-11, may have on our consolidated financial statements and disclosures.
2. Inventory
Inventory at January 31, 2019 and October 31, 2018 consisted of the following (amounts in thousands):

	January 31, 2019	October 31, 2018
Land controlled for future communities	$156,731	$139,985
Land owned for future communities	1,088,128	916,616
Operating communities	6,469,784	6,541,618
	$7,714,643	$7,598,219

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
Communities that were previously offering homes for sale but are temporarily closed due to business conditions do not have any remaining backlog and are not expected to reopen within 12 months of the end of the fiscal period being reported on have been classified as land owned for future communities.
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	January 31, 2019	October 31, 2018
Land owned for future communities:
Number of communities	17	17
Carrying value (in thousands)	$124,315	$124,426
Operating communities:
Number of communities	1	1
Carrying value (in thousands)	$2,625	$2,622

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2019	2018
Land controlled for future communities	$1,777	$117
Operating communities	5,785	3,736
	$7,562	$3,853

See Note 11, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At January 31, 2019, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2019, we determined that 119 land purchase contracts, with an aggregate purchase price of $1.86 billion, on which we had made aggregate deposits totaling $124.2 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2018, we determined that 110 land purchase contracts, with an aggregate purchase price of $1.88 billion, on which we had made aggregate deposits totaling $120.5 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2019	2018
Interest capitalized, beginning of period	$319,364	$352,049
Interest incurred	44,422	38,687
Interest expensed to home sales cost of revenues	(34,441)	(33,885)
Interest expensed to land sales cost of revenues	(352)	—
Interest expensed in other income	—	(716)
Interest capitalized on investments in unconsolidated entities	(1,814)	(1,711)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	2,988	72
Interest capitalized, end of period	$330,167	$354,496

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

The table below provides information as of January 31, 2019, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	17	7	35
Investment in unconsolidated entities	$154,633	$63,075	$174,627	$17,039	$409,374
Number of unconsolidated entities with funding commitments by the Company	3	1	1	1	6
Company’s remaining funding commitment to unconsolidated entities	$15,869	$1,400	$1,150	$9,621	$28,040

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2019, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	3	16	23
Aggregate loan commitments	$97,132	$381,116	$1,144,944	$1,623,192
Amounts borrowed under loan commitments	$78,487	$309,556	$819,672	$1,207,715

More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the three months ended January 31, 2019, our Land Development Joint Ventures sold approximately 201 lots and recognized revenues of $89.8 million. We acquired 107 of these lots for $71.2 million. Our share of the joint venture income from the lots we acquired was insignificant. During the three months ended January 31, 2018, our Land Development Joint Ventures sold approximately 249 lots and recognized revenues of $40.2 million. We acquired 30 of these lots for $3.2 million. Our share of the income of $500,000 from the lots we acquired was deferred by reducing our basis in those lots.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York, New York, and Jupiter, Florida. During the three months ended January 31, 2019 and 2018, our Home Building Joint Ventures delivered 17 homes with a sales value of $27.3 million and 28 homes with a sales value of $32.6 million, respectively.
Rental Property Joint Ventures
As of January 31, 2019, our Rental Property Joint Ventures, including those that we consolidate, owned 20 for-rent apartment projects and a hotel, which are located in the metro Boston, Massachusetts to metro Washington, D.C. corridor; San Diego, California; Miami, Florida; Atlanta, Georgia; and Frisco, Texas. At January 31, 2019, these joint ventures had approximately 2,100 units that were occupied or ready for occupancy, 1,500 units in the lease-up stage, and 1,450 units under development. In addition, we either own, have under contract, or under a letter of intent approximately 13,050 units, of which 1,450 units are under active development; we intend to develop these units in joint ventures with unrelated parties in the future.
In the first quarter of fiscal 2019, we entered into two joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York and Frisco, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $41.9 million of land and land development costs. Our partners each acquired a 75% interest in these entities for an aggregate amount of $39.8 million and we recognized a gain on land sale of $8.4 million in our first quarter of fiscal 2019. At January 31, 2019, we had an aggregate investment of $12.7 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $134.4 million to finance the development of these projects. At January 31, 2019, the joint ventures had no outstanding borrowings under these construction loan facilities.
In addition, in the first quarter of fiscal 2019, we entered into three joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Boston, Massachusetts, San Diego, California, and a student housing community in Miami, Florida. We contributed an aggregate of $62.4 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at January 31, 2019. The carrying value of these joint ventures’ assets totaling $95.8 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of January 31, 2019. Our partners’ interests aggregating $32.9 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of January 31, 2019. These joint ventures intend to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In the third quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 289-unit luxury for-rent residential apartment project in a suburb of Boston, Massachusetts. We contributed cash of $15.9 million for our initial 85% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from the joint venture, we have consolidated this joint venture at January 31, 2019. The carrying value of the joint venture’s assets totaling $19.7 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of January 31, 2019. Our partner’s 15% interest of $2.8 million in the joint venture is reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of January 31, 2019. The joint venture intends to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that the entity would no longer be consolidated.
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
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of January 31, 2019, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.3 million and $0.6 million in the three-month periods ended January 31, 2019 and 2018, respectively.
Subsequent Event
In February 2019, we entered into a joint venture with an unrelated party to develop a 263-unit student housing community in Tempe, Arizona. We contributed cash of $17.0 million for our initial 87% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from the joint venture, we expect to consolidate this joint venture. The joint venture expects to admit an additional investor and secure third-party financing at a later date.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into five ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of January 31, 2019, we had an aggregate investment of $17.0 million in these ventures.
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
We believe that, as of January 31, 2019, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2019, certain unconsolidated entities have loan commitments aggregating $1.28 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $308.3 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2019, the unconsolidated entities had borrowed an aggregate of $861.2 million, of which we estimate $261.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 5 months to 45 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of January 31, 2019, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $6.2 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At January 31, 2019 and October 31, 2018, we determined that fourteen and eleven, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” For ten of these VIEs as of January 31, 2019 and October 31, 2018, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As discussed under “Rental Property Joint Ventures” above, we consolidated four joint ventures as of January 31, 2019. The carrying value of these joint ventures’ assets totaling $115.5 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of January 31, 2019. Our partners’ interests aggregating $35.7 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of January 31, 2019. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At January 31, 2019 and October 31, 2018, our investments in the unconsolidated entities deemed to be VIEs totaled $34.6 million and $33.8 million, respectively. At January 31, 2019 and October 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.8 million of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to loan repayment and carry cost guarantees, of which $70.0 million was borrowed at January 31, 2019 and October 31, 2018.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):

Condensed Balance Sheets:

	January 31, 2019	October 31, 2018
Cash and cash equivalents	$102,587	$102,462
Inventory	892,412	973,990
Loans receivable, net	36,778	40,065
Rental properties	879,352	808,785
Rental properties under development	485,442	437,586
Real estate owned	14,857	14,838
Other assets	166,650	166,029
Total assets	$2,578,078	$2,543,755
Debt, net of deferred financing costs	$1,201,125	$1,145,998
Other liabilities	184,267	158,570
Members’ equity	1,187,758	1,235,974
Noncontrolling interest	4,928	3,213
Total liabilities and equity	$2,578,078	$2,543,755
Company’s net investment in unconsolidated entities (1)	$409,374	$431,813

(1)
Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations:

	Three months ended January 31,
	2019	2018
Revenues	$153,230	$193,620
Cost of revenues	131,755	148,750
Other expenses	18,475	24,286
Total expenses	150,230	173,036
Gain on disposition of loans and real estate owned	3,694	14,671
Income from operations	6,694	35,255
Other income	647	79,363
Income before income taxes	7,341	114,618
Income tax provision	265	198
Net income including earnings from noncontrolling interests	7,076	114,420
Less: income attributable to noncontrolling interest	(2,109)	(6,082)
Net income attributable to controlling interest	$4,967	$108,338
Company’s equity in earnings of unconsolidated entities (1)	$6,140	$38,880

(1)
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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2019 and October 31, 2018, consisted of the following (amounts in thousands):

	January 31, 2019	October 31, 2018
Expected recoveries from insurance carriers and others	$122,183	$126,291
Improvement cost receivable	100,680	96,937
Escrow cash held by our captive title company	30,851	33,471
Properties held for rental apartment and commercial development	250,679	193,015
Prepaid expenses	22,828	23,065
Other	82,443	77,999
	$609,664	$550,778

See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2019 and October 31, 2018, loans payable consisted of the following (amounts in thousands):

	January 31, 2019	October 31, 2018
Senior unsecured term loan	$800,000	$500,000
Loans payable – other	203,623	188,115
Deferred issuance costs	(3,156)	(1,314)
	$1,000,467	$686,801

Senior Unsecured Term Loan
At January 31, 2019, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. At January 31, 2019, the interest rate on borrowings was 3.81% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility.
Under the terms of the Term Loan Facility, at January 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.71 billion. Under the terms of the Term Loan Facility, at January 31, 2019, our leverage ratio was approximately 0.60 to 1.00, and our tangible net worth was approximately $4.78 billion. Based upon the limitations related to our repurchase of common stock in the Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.28 billion as of January 31, 2019. In addition, our ability to pay cash dividends was limited to approximately $2.10 billion as of January 31, 2019.
Credit Facility
We have a $1.295 billion, five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at January 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.53 billion. Under the terms of the Credit Facility, at January 31, 2019, our leverage ratio was approximately 0.60 to 1.00, and our tangible net worth was approximately $4.78 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.94 billion as of January 31, 2019. In addition, under the provisions of the Credit Facility, our ability to pay cash dividends was limited to approximately $2.25 billion as of January 31, 2019.
At January 31, 2019, we had no outstanding borrowings under the Credit Facility and had approximately $174.4 million of outstanding letters of credit that were issued under the Credit Facility. At January 31, 2019, the interest rate on borrowings under the Credit Facility would have been 4.01% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2019, the weighted-average interest rate on “Loans payable – other” was 4.87% per annum.
Senior Notes
At January 31, 2019, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.52 billion. In January 2018, we issued $400.0 million principal amount of 4.350% Senior Notes due 2028. We received $396.4 million of net proceeds from the issuance of these senior notes. On November 30, 2018, we redeemed, prior to maturity, the $350.0 million of then-outstanding principal amount of 4.00% Senior Notes due December 31, 2018, at par, plus accrued interest.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended again to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 6, 2019, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At January 31, 2019, the interest rate on the Warehousing Agreement, as amended, was 4.41% per annum.
Prior to the December 2018 amendment, the Warehousing Agreement was operating pursuant to the December 2017 amendment which had substantially similar terms to the December 2018 amendment.
6. Accrued Expenses
Accrued expenses at January 31, 2019 and October 31, 2018 consisted of the following (amounts in thousands):

	January 31, 2019	October 31, 2018
Land, land development, and construction	$159,892	$213,641
Compensation and employee benefits	134,120	159,374
Escrow liability	30,205	32,543
Self-insurance	172,898	168,012
Warranty	237,326	258,831
Deferred income	45,465	42,179
Interest	45,120	40,325
Commitments to unconsolidated entities	9,716	10,553
Other	44,992	48,123
	$879,734	$973,581

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2019	2018
Balance, beginning of period	$258,831	$329,278
Additions – homes closed during the period	6,625	6,225
(Decrease) increase in accruals for homes closed in prior years	(691)	1,943
Charges incurred	(27,439)	(25,996)
Balance, end of period	$237,326	$311,450

Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). During fiscal 2019, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
As of January 31, 2019, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which was unchanged from October 31, 2016, and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million, which was also unchanged from October 31, 2016. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $161.0 million at January 31, 2019 and $177.6 million at October 31, 2018. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $104.1 million at January 31, 2019 and $109.3 million at October 31, 2018. As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. We believe collection of our recorded insurance receivables is probable based on the legal merits that support our pending insurance claims and the high credit ratings of our insurance carriers; however, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
7. Income Taxes
We recorded an income tax provision of $39.4 million for the three months ended January 31, 2019 as compared to an income tax benefit of $0.5 million for the three months ended January 31, 2018. The effective tax rate was 26.0% for the three months ended January 31, 2019, compared to (0.4)% for the three months ended January 31, 2018. The lower effective tax rate for the three months ended January 31, 2018 was primarily due to a $31.2 million income tax benefit from the remeasurement of the Company’s net deferred tax liability as a result of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. The income tax provisions for both periods included a provision for state income taxes; interest accrued on anticipated tax assessments; excess tax benefits related to stock-based compensation; and other permanent differences.
The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for the fiscal 2018 period was 23.3%. For the fiscal 2019 period and thereafter, the applicable statutory rate is 21%. The Tax Act also repealed the domestic production activities deduction effective for the fiscal 2019 period.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies.

Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2019 will be approximately 6.8%. Our state income tax rate for the full fiscal year 2018 was 6.6%.
At January 31, 2019, we had $9.7 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended January 31,
	2019	2018
Total stock-based compensation expense recognized	$8,585	$8,889
Income tax benefit recognized	$2,256	$2,516

At January 31, 2019 and October 31, 2018, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $35.7 million and $20.9 million, respectively.
9. Stock Repurchase Program and Cash Dividend
On December 12, 2018, our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2017, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2019	2018
Number of shares purchased (in thousands)	785	4,427
Average price per share	$32.02	$47.43
Remaining authorization at January 31 (in thousands)	19,787	18,670

On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the three months ended January 31, 2019 and 2018, we declared and paid aggregate cash dividends of $0.11 and $0.08 per share, respectively, to our shareholders.

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2019	2018
Numerator:
Net income as reported	$112,050	$132,107

Denominator:
Basic weighted-average shares	146,751	155,882
Common stock equivalents (1)	1,281	3,015
Diluted weighted-average shares	148,032	158,897

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	2,623	545
Shares issued under stock incentive and employee stock purchase plans	510	823

(1)
Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued upon the conversion of restricted stock units under our equity award programs.

(2)	Weighted-average number of antidilutive options and restricted stock units are based upon the average closing price of our common stock on the New York Stock Exchange for the period.
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets (liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2019	October 31, 2018
Mortgage Loans Held for Sale	Level 2	$88,840	$170,731
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$(685)	$1,750
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$1,086	$(4,366)
Forward Loan Commitments — IRLCs	Level 2	$(1,086)	$4,366

At January 31, 2019 and October 31, 2018, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2019	$87,105	$88,840	$1,735
At October 31, 2018	$170,728	$170,731	$3

Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of inventory was determined using Level 3 criteria. See Note 1, “Si gnificant Accounting Policies – Inventory,” in our 2018 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%

Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%
July 31 (1)	–	–	–
October 31	470 - 1071	4 - 23	13.5% - 16.3%

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

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2019:
January 31 (1)	49	5	$37,282	$5,785
				$5,785
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30 (2)	65	4	$21,811	13,325
July 31 (3)	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151

(1)	Includes $2.8 million (one community), $1.5 million (three communities), and $1.5 million (one community) located in our City Living, North, and South segments, respectively.

(2)	Includes $12.0 million of impairments from one community located in our North segment.

(3)	Includes $7.3 million of impairments from two communities located in our Mid-Atlantic segment.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2019		October 31, 2018
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,003,623	$1,002,014	$688,115	$687,974
Senior notes (2)	Level 1	2,519,876	2,491,487	2,869,876	2,779,270
Mortgage company loan facility (3)	Level 2	74,135	74,135	150,000	150,000
		$3,597,634	$3,567,636	$3,707,991	$3,617,244

(1)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(2)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(3)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2019	2018
Interest income	$5,872	$2,080
Income from ancillary businesses	13,844	2,583
Management fee income from home building unconsolidated entities, net	1,608	3,071
Retained customer deposits	—	1,084
Income from land sales	—	700
Other	(463)	(521)
Total other income – net	$20,861	$8,997

As a result of our adoption of ASU 2014-09, as further discussed in Note 1, as of November 1, 2018, revenues and cost of revenues from land sales are presented as separate components on our Condensed Consolidated Statement of Operations and Comprehensive Income. In addition, retained customer deposits are presented in home sales revenues on our Condensed Consolidated Statement of Operations and Comprehensive Income. Because we elected to apply the modified retrospective method of adoption, prior periods have not been restated to reflect these changes in presentation.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the three-month periods ended January 31, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $2.7 million and $2.3 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2019	2018
Revenues	$32,283	$31,323
Expenses	$30,625	$28,740
Other income	$12,186	$—

In December 2018, we sold one of our golf club properties to a third party for $18.2 million and we recognized a gain of $12.2 million in the first quarter of fiscal 2019.

The table below provides revenues and expenses recognized from land sales for the three months ended January 31, 2018 (amounts in thousands):

Revenues	$6,968
Expenses	(6,268)
Income from land sales	$700

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
In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company has produced documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2019	October 31, 2018
Aggregate purchase commitments:
Unrelated parties	$2,337,177	$2,404,660
Unconsolidated entities that the Company has investments in	62,864	128,235
Total	$2,400,041	$2,532,895

Deposits against aggregate purchase commitments	$163,554	$168,421
Credits to be received from unconsolidated entities	61,393	79,168
Additional cash required to acquire land	2,175,094	2,285,306
Total	$2,400,041	$2,532,895
Amount of additional cash required to acquire land included in accrued expenses	$7,496	$40,103
In addition, we expect to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2019, we also had purchase commitments to acquire land for apartment developments of approximately $274.2 million, of which we had outstanding deposits in the amount of $10.5 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2019, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2019, we had outstanding surety bonds amounting to $713.8 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $330.7 million of work remains on these improvements. We have an additional $160.9 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.

At January 31, 2019, we had outstanding letters of credit of $174.4 million under our Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2019, we had agreements of sale outstanding to deliver 5,954 homes with an aggregate sales value of $5.37 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2019	October 31, 2018
Aggregate mortgage loan commitments:
IRLCs	$730,899	$614,255
Non-IRLCs	1,205,283	1,329,674
Total	$1,936,182	$1,943,929
Investor commitments to purchase:
IRLCs	$730,899	$614,255
Mortgage loans held for sale	78,412	163,208
Total	$809,311	$777,463

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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, Oregon, Utah, and Washington
California:    California
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. We expect to open communities in these markets by the end of the third quarter of fiscal 2019.

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2019	2018
Revenues:
Traditional Home Building:
North	$169,501	$134,280
Mid-Atlantic	205,696	206,958
South	208,147	171,492
West	300,430	258,033
California	370,018	287,104
Traditional Home Building	1,253,792	1,057,867
City Living	68,594	117,601
Corporate and other	(3,078)	—
Total home sales revenue	1,319,308	1,175,468
Land sales revenue	43,873	—
Total revenue	$1,363,181	$1,175,468

Income (loss) before income taxes:
Traditional Home Building:
North	$10,736	$379
Mid-Atlantic	11,372	13,900
South	15,768	12,148
West	43,614	30,604
California	73,621	60,857
Traditional Home Building	155,111	117,888
City Living	14,642	29,964
Corporate and other	(18,307)	(16,254)
Total	$151,446	$131,598

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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2019	October 31, 2018
Traditional Home Building:
North	$978,905	$970,854
Mid-Atlantic	1,159,891	1,130,417
South	1,247,691	1,237,744
West	1,721,433	1,580,199
California	2,747,835	2,733,956
Traditional Home Building	7,855,755	7,653,170
City Living	505,045	516,238
Corporate and other	1,675,054	2,075,182
Total	$10,035,854	$10,244,590

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

	Three months ended January 31,
	2019	2018
Cash flow information:
Interest paid, net of amount capitalized	$495	$4,105
Income tax payments	$81,818	$64,922
Income tax refunds	$877	$309
Noncash activity:
Cost of inventory acquired through seller financing or municipal bonds, net	$72,731	$19,909
(Increase) decrease in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities	$(2,960)	$476
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASU 2014-09	$104,807	$—
Net decrease in inventory and retained earnings due to the adoption of ASU 2014-09	$8,989	$—
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASU 2014-09	$6,541	$—
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASU 2014-09	$2,457	$—
Accrued treasury share purchases	$—	$9,713
Non-controlling interest	$32,914	$—
Transfer of other assets to inventory	$7,100	$—
Transfer of other assets to investment in unconsolidated entities, net	$9,398	$—

	At January 31,
	2019	2018
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$801,734	$508,277
Restricted cash included in receivables, prepaid expenses, and other assets	960	2,459
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$802,694	$510,736

16. Supplemental Guarantor Information
At January 31, 2019, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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

Condensed Consolidating Balance Sheet at January 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	624,608	177,126	—	801,734
Inventory			7,620,115	94,528		7,714,643
Property, construction and office equipment, net			278,238	16,420		294,658
Receivables, prepaid expenses and other assets	7		280,959	427,713	(99,015)	609,664
Mortgage loans held for sale				88,840		88,840
Customer deposits held in escrow			98,842	1,192		100,034
Investments in unconsolidated entities			46,141	363,233		409,374
Investments in and advances to consolidated entities	4,821,141	2,570,824	111,740	147,518	(7,651,223)	—
Income taxes receivable	16,907					16,907
	4,838,055	2,570,824	9,060,643	1,316,570	(7,750,238)	10,035,854
LIABILITIES AND EQUITY
Liabilities
Loans payable			998,682	1,785		1,000,467
Senior notes		2,511,932				2,511,932
Mortgage company loan facility				74,135		74,135
Customer deposits			401,283	5,072		406,355
Accounts payable			301,450	592		302,042
Accrued expenses	507	41,051	513,617	427,268	(102,709)	879,734
Advances from consolidated entities			1,136,528	446,420	(1,582,948)	—
Total liabilities	507	2,552,983	3,351,560	955,272	(1,685,657)	5,174,665
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	717,405	49,400		113,734	(163,134)	717,405
Retained earnings (deficit)	5,257,237	(31,559)	5,709,035	202,931	(5,898,393)	5,239,251
Treasury stock, at cost	(1,139,623)					(1,139,623)
Accumulated other comprehensive income	750					750
Total stockholders’ equity	4,837,548	17,841	5,709,083	319,671	(6,064,581)	4,819,562
Noncontrolling interest				41,627		41,627
Total equity	4,837,548	17,841	5,709,083	361,298	(6,064,581)	4,861,189
	4,838,055	2,570,824	9,060,643	1,316,570	(7,750,238)	10,035,854

Condensed Consolidating Balance Sheet at October 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,011,863	170,332	—	1,182,195
Inventory			7,493,205	105,014		7,598,219
Property, construction and office equipment, net			169,265	24,016		193,281
Receivables, prepaid expenses and other assets			291,299	392,559	(133,080)	550,778
Mortgage loans held for sale				170,731		170,731
Customer deposits held in escrow			116,332	1,241		117,573
Investments in unconsolidated entities			44,329	387,484		431,813
Investments in and advances to consolidated entities	4,791,629	2,916,557	91,740	126,872	(7,926,798)	—
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable			686,801			686,801
Senior notes		2,861,375				2,861,375
Mortgage company loan facility				150,000		150,000
Customer deposits			405,318	5,546		410,864
Accounts payable			361,655	443		362,098
Accrued expenses	471	37,341	600,907	462,128	(127,266)	973,581
Advances from consolidated entities			1,551,196	476,040	(2,027,236)	—
Income taxes payable	30,959					30,959
Total liabilities	31,430	2,898,716	3,605,877	1,094,157	(2,154,502)	5,475,678
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	727,053	49,400		93,734	(143,134)	727,053
Retained earnings (deficit)	5,161,551	(31,559)	5,612,108	178,639	(5,759,188)	5,161,551
Treasury stock, at cost	(1,130,878)					(1,130,878)
Accumulated other comprehensive income	694					694
Total stockholders’ equity	4,760,199	17,841	5,612,156	275,379	(5,905,376)	4,760,199
Noncontrolling interest				8,713		8,713
Total equity	4,760,199	17,841	5,612,156	284,092	(5,905,376)	4,768,912
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,292,196	27,112		1,319,308
Land sales and other			15,333	73,315	(44,775)	43,873
	—	—	1,307,529	100,427	(44,775)	1,363,181

Cost of revenues:
Home sales			1,020,895	21,350		1,042,245
Land sales and other			4,138	45,891	(15,776)	34,253
	—	—	1,025,033	67,241	(15,776)	1,076,498
Selling, general and administrative	390	733	169,917	18,753	(27,555)	162,238
Income (loss) from operations	(390)	(733)	112,579	14,433	(1,444)	124,445
Other:
Income from unconsolidated entities			5,387	753		6,140
Other income – net			5,497	13,231	2,133	20,861
Intercompany interest income		34,121	527	1,505	(36,153)	—
Interest expense		(33,388)	(1,505)	(571)	35,464	—
Income from subsidiaries	151,836		29,352		(181,188)	—
Income before income taxes	151,446	—	151,837	29,351	(181,188)	151,446
Income tax provision	39,396		39,497	7,635	(47,132)	39,396
Net income	112,050	—	112,340	21,716	(134,056)	112,050
Other comprehensive income	56					56
Total comprehensive income	112,106	—	112,340	21,716	(134,056)	112,106

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,115,354	104,114	(44,000)	1,175,468
Cost of revenues			874,808	77,487	(17,815)	934,480
Selling, general and administrative	18	840	162,079	20,173	(25,843)	157,267
	18	840	1,036,887	97,660	(43,658)	1,091,747
Income (loss) from operations	(18)	(840)	78,467	6,454	(342)	83,721
Other:
Income from unconsolidated entities			5,132	33,748		38,880
Other income – net			5,885	1,044	2,068	8,997
Intercompany interest income		32,695		1,023	(33,718)	—
Interest expense		(31,855)	(1,023)	(368)	33,246	—
Income from subsidiaries	131,616		41,901		(173,517)	—
Income (loss) before income taxes	131,598	—	130,362	41,901	(172,263)	131,598
Income tax provision (benefit)	(509)		(12,529)	11,861	668	(509)
Net income (loss)	132,107	—	142,891	30,040	(172,931)	132,107
Other comprehensive income	171					171
Total comprehensive income (loss)	132,278	—	142,891	30,040	(172,931)	132,278

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(33,260)	4,268	(207,541)	60,699	(9,391)	(185,225)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(19,707)	131		(19,576)
Investments in unconsolidated entities			(2,235)	(14,970)		(17,205)
Return of investments in unconsolidated entities				42,677		42,677
Investment in foreclosed real estate and distressed loans				(130)		(130)
Return of investments in foreclosed real estate and distressed loans				482		482
Proceeds from sale of golf club property				18,220		18,220
Investment paid - intercompany			(20,000)		20,000	—
Intercompany advances	76,603	345,732			(422,335)	—
Net cash provided by (used in) investing activities	76,603	345,732	(41,942)	46,410	(402,335)	24,468
Cash flow provided by (used in) financing activities:
Proceeds from loans payable			300,000	509,506		809,506
Debt issuance costs for loans payable			(2,058)			(2,058)
Principal payments of loans payable			(48,222)	(585,371)		(633,593)
Redemption of senior notes		(350,000)				(350,000)
Proceeds from stock-based benefit plans, net	(1,831)					(1,831)
Purchase of treasury stock	(25,143)					(25,143)
Dividends paid	(16,369)					(16,369)
Investment received - intercompany				20,000	(20,000)	—
Intercompany advances			(387,492)	(44,234)	431,726	—
Net cash (used in) provided by financing activities	(43,343)	(350,000)	(137,772)	(100,099)	411,726	(219,488)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(387,255)	7,010	—	(380,245)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	171,072	—	1,182,939
Cash and cash equivalents, end of period	—	—	624,612	178,082	—	802,694

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(67,018)	1,894	(361,168)	99,347	(2,879)	(329,824)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(741)	(953)		(1,694)
Investments in unconsolidated entities			(1,158)	(3,264)		(4,422)
Return of investments in unconsolidated entities			14,550	21,703		36,253
Investment in foreclosed real estate and distressed loans				(92)		(92)
Return of investments in foreclosed real estate and distressed loans				1,505		1,505
Intercompany advances	271,988	(398,484)			126,496	—
Net cash provided by (used in) investing activities	271,988	(398,484)	12,651	18,899	126,496	31,550
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Debt issuance costs for senior notes		(3,410)				(3,410)
Proceeds from loans payable			350,000	239,819		589,819
Principal payments of loans payable			(366,120)	(321,620)		(687,740)
Proceeds from stock-based benefit plans, net	7,580					7,580
Purchase of treasury stock	(200,257)					(200,257)
Dividends paid	(12,293)					(12,293)
Intercompany advances			176,261	(52,644)	(123,617)	—
Net cash provided by (used in) financing activities	(204,970)	396,590	160,141	(134,445)	(123,617)	93,699
Net increase in cash, cash equivalents, and restricted cash	—	—	(188,376)	(16,199)	—	(204,575)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	534,704	180,607	—	715,311
Cash, cash equivalents, and restricted cash, end of period	—	—	346,328	164,408	—	510,736

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (“2018 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” in this report.
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period, which includes contracts that were signed during the relevant period and in prior periods. Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). Backlog conversion represents the percentage of homes delivered in the period from backlog at the beginning of the period (“backlog conversion”).
We operate in two segments: Traditional Home Building and City Living. We conduct our Traditional Home Building operations in five geographic areas around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Idaho, Nevada, Oregon, Utah, and Washington; and (5) California.
On November 1, 2018, we adopted Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). Upon adoption, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” Prior periods are not restated. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the adoption of ASU 2014-09.
OVERVIEW
Financial and Operational Highlights
In the three-month period ended January 31, 2019, we recognized $1.36 billion of revenues, consisting of $1.32 billion of home sales revenue and $43.9 million of land sales revenue, and net income of $112.1 million, as compared to $1.18 billion of revenues and net income of $132.1 million in the three-month period ended January 31, 2018.
In the three-month periods ended January 31, 2019 and 2018, the value of net contracts signed was $1.16 billion (1,379 homes) and $1.69 billion (1,822 homes), respectively.
The value of our backlog at January 31, 2019 was $5.37 billion (5,954 homes), as compared to our backlog at January 31, 2018 of $5.58 billion (6,250 homes). Our backlog at October 31, 2018 was $5.52 billion (6,105 homes), as compared to backlog of $5.06 billion (5,851 homes) at October 31, 2017.
At January 31, 2019, we had $801.7 million of cash and cash equivalents on hand and approximately $1.12 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At January 31, 2019, we had no outstanding borrowings and we had approximately $174.4 million of outstanding letters of credit under the Credit Facility.
At January 31, 2019, we owned or controlled through options approximately 54,000 home sites, as compared to approximately 53,400 at October 31, 2018; and approximately 48,300 at October 31, 2017. Of the approximately 54,000 total home sites that we owned or controlled through options at January 31, 2019, we owned approximately 33,500 and controlled approximately 20,500 through options. Of the 33,500 home sites owned, approximately 17,100 were substantially improved. In addition, at January 31, 2019, we expected to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At January 31, 2019, we were selling from 317 communities, compared to 315 at October 31, 2018; and 305 at October 31, 2017.
At January 31, 2019, our total stockholders’ equity and our debt to total capitalization ratio were $4.82 billion and 0.43 to 1.00, respectively.
Our Business Environment and Current Outlook
In the three months ended January 31, 2019, we signed 1,379 contracts for the sale of Traditional Home Building Product and City Living units with an aggregate value of $1.16 billion, compared to 1,822 contracts with an aggregate value of $1.69 billion in the three months ended January 31, 2018, and 1,522 contracts with an aggregate value of $1.24 billion in the three months ended January 31, 2017. In our fourth quarter of fiscal 2018, we began to experience a moderation in demand, in particular in California, which continued through the first quarter of fiscal 2019. We attribute this decline in demand to an industry-wide slowdown that began in the second half of fiscal 2018 arising from the cumulative impact of rising interest rates, increased prices, and a shift in buyer sentiment.
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

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2019 and 2018 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2019	2018	% Change
Revenues:(1)
Home sales	$1,319.3	$1,175.5	12%
Land sales	43.9	—
	1,363.2	1,175.5	16%
Cost of revenues:(1)
Home sales	1,042.2	934.5	12%
Land sales	34.3	—
	1,076.5	934.5	15%
Selling, general and administrative	162.2	157.3	3%
Income from operations	124.4	83.7	49%
Other
Income from unconsolidated entities	6.1	38.9	(84)%
Other income – net	20.9	9.0	132%
Income before income taxes	151.4	131.6	15%
Income tax provision (benefit)	39.4	(0.5)	(7,980)%
Net income	$112.1	$132.1	(15)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	79.0%	79.5%
Land sales cost of revenues as a percentage of land sales revenues (1)	78.1%
SG&A as a percentage of home sale revenues	12.3%	13.4%
Effective tax rate	26.0%	(0.4)%

Deliveries – units	1,530	1,423	8%
Deliveries – average delivered price (2)	$862.3	$826.0	4%

Net contracts signed – value	$1,163.4	$1,690.4	(31)%
Net contracts signed – units	1,379	1,822	(24)%
Net contracts signed – average selling price (2)	$843.7	$927.8	(9)%

	January 31, 2019	January 31, 2018	% Change
Backlog – value	$5,366.7	$5,576.5	(4)%
Backlog – units	5,954	6,250	(5)%
Backlog – average selling price (2)	$901.4	$892.2	1%

(1)
On November 1, 2018, we adopted ASU 2014-09. Upon adoption, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” During the three months ended January 31, 2018, we recognized land sales revenues and land sales cost of revenues of $7.0 million and $6.3 million, respectively. Further, retained customer deposits, which totaled $3.2 million during the three months ended January 31, 2019, are included in “Home sales revenue” where previously they were included in “Other income – net.” During the three months ended January 31, 2018 were $1.1 million. Prior period balances have not been restated.

(2)	$ amounts in thousands.
Note: Due to rounding, amounts may not add.

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, was attributable to an 8% increase in the number of homes delivered primarily due to higher backlog at October 31, 2018, as compared to October 31, 2017, and a 4% increase in the average price of the homes delivered. The increase in the average delivered home price was mainly due to an increase in the number of homes delivered in California, where home prices were higher; price increases in homes delivered in California and the West region; and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey and the West region in the fiscal 2019 period, as compared to the fiscal 2018 period. These increases were partially offset by a shift in the number of homes delivered to less expensive areas in City Living in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, was principally due to an increase in home sales revenues generated in California, where home sales cost of revenues, as a percentage of home sales revenues, were lower than the Company average; a shift to higher margin products/areas in New Jersey and the West region; and lower interest expense. These decreases were offset, in part, by higher material and labor costs and higher inventory impairment charges. In the three months ended January 31, 2019 and 2018, interest expense as a percentage of home sales revenues was 2.6% and 2.9%, respectively, and we recognized inventory impairments and write-offs of $7.6 million and $3.9 million, respectively.
Land Sales Revenues and Land Sales Cost of Revenues
Our revenues from land sales generally consist of the following: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In the three months ended January 31, 2019, we recognized a gain of $8.4 million from the sale of land to a newly formed Rental Property Joint Venture in which we have an interest of 25%.
Prior to the adoption of ASU 2014-09, land sales activity was reporting within “Other income – net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended January 31, 2018, we recognized land sales revenues and land sales cost of revenues in “Other income – net” of $7.0 million and $6.3 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $5.0 million in the three-month period ended January 31, 2019, as compared to the three-month period ended January 31, 2018. As a percentage of home sales revenues, SG&A was 12.3% and 13.4% in the fiscal 2019 period and the fiscal 2018 period, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and increased sales and marketing costs. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the greater number of home delivered in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in SG&A as a percentage of revenues in the fiscal 2019 period, as compared to the fiscal 2018 period, was due to a lower increase in SG&A spending, at 3%, relative to revenues, which increased 12% from the fiscal 2018 period.
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
We recognize our proportionate share of the earnings and losses from these various unconsolidated entities. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartments projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, generally resulting in an income producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.

Income from unconsolidated entities decreased by $32.8 million in the three-month period ended January 31, 2019, as compared to the three-month period ended January 31, 2018. The decrease was due mainly to a $30.8 million gain recognized in the fiscal 2018 period from an asset sale by one of our Rental Property Joint Ventures located in College Park, Maryland.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2019	2018
Income from ancillary businesses	$13,844	$2,583
Management fee income from home building unconsolidated entities, net	1,608	3,071
Income from land sales	—	700
Other	5,409	2,643
Total other income – net	$20,861	$8,997
As a result of our adoption of ASU 2014-09 on November 1, 2018, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” Prior periods are not restated. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the adoption of ASU 2014-09.
The increase in income from ancillary businesses in the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, was mainly due to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in the three-month periods ended January 31, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $2.7 million and $2.3 million, respectively.
The increase in “other” in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to higher interest income earned in the fiscal 2019 period, as compared to the fiscal 2018 period.
Income Before Income Taxes
For the three-month period ended January 31, 2019, we reported income before income taxes of $151.4 million, as compared to $131.6 million in the three-month period ended January 31, 2018.
Income Tax Provision (Benefit)
We recognized an income tax provision of $39.4 million in the three-month period ended January 31, 2019. Based upon the federal statutory rate of 21.0% for the fiscal 2019 period, our federal tax provision would have been $31.8 million in the three-month period ended January 31, 2019. The difference between the tax provision recognized and the tax provision based on the federal statutory rate in the three-month period ended January 31, 2019 was mainly due to the provision for state income taxes, offset, in part, by the reversal of a previously accrued tax provision on uncertain tax positions that was no longer necessary due to a settlement.
In the three-month period ended January 31, 2018, we recognized an income tax benefit of $0.5 million. Based upon the blended federal statutory rate of 23.3% for fiscal 2018, our federal tax provision would have been $30.7 million. The difference between the tax benefit recognized and the tax provision based on the federal statutory rate was mainly due to the impact of the Tax Act, excess tax benefits related to stock-based compensation, and tax benefits related to the utilization of domestic production activities deductions. These benefits were partially offset by a provision for state income taxes and interest accrued on anticipated tax assessments. See Note 7, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
Contracts
The aggregate value of net contracts signed decreased $527.0 million, or 31%, in the three-month period ended January 31, 2019, as compared to the prior year period. In the three-month periods ended January 31, 2019 and 2018, the value of net contracts signed was $1.16 billion (1,379 homes) and $1.69 billion (1,822 homes), respectively.
The decrease in the aggregate value of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly the result of a 24% decrease in the number of net contracts signed and a 9% decrease in the average value of each contract signed in the three-month period ended January 31, 2019, as compared to the three-month period ended January 31,

2018. The decrease in the number of net contracts signed was the result of decreased demand and a lack of inventory in certain locations in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in average price of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally due to a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
Backlog
The value of our backlog at January 31, 2019 decreased 4% to $5.37 billion (5,954 homes), as compared to the value of our backlog at January 31, 2018 of $5.58 billion (6,250 homes). Our backlog at October 31, 2018 and 2017 was $5.52 billion (6,105 homes) and $5.06 billion (5,851 homes), respectively.
The decrease in the value of our backlog at January 31, 2019, as compared to the backlog at January 31, 2018, was primarily attributable to a decrease in net contracts signed and an increase in deliveries in the three months ended January 31, 2019, as compared the three months ended January 31, 2018, partially offset by a higher backlog of homes at October 31, 2018, as compared to October 31, 2017.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2019
At January 31, 2019 and October 31, 2018, we had $801.7 million and $1,182.2 million of cash and cash equivalents, respectively. Cash used in operating activities during the three-month period ended January 31, 2019 was $185.2 million. Cash used in operating activities during the fiscal 2019 period was primarily related to the purchase of inventory; decreases in customer deposits held in escrow, net, accounts payable, accrued expenses, and income taxes payable; and an increase in receivables, prepaid expenses, and other assets; offset, in part, by net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes) and an increase in mortgage loans sold, net of mortgage loans originated.
In the three-month period ended January 31, 2019, cash provided by investing activities was $24.5 million, which was primarily related to $42.7 million of cash received as returns of our investments in unconsolidated entities and proceeds of $18.2 million of cash received from the sale of one of our golf club properties to an unrelated third party. This activity was offset, in part, by $19.6 million for the purchase of property and equipment and $17.2 million used to fund our investments in unconsolidated entities.
We used $219.5 million of cash in financing activities in the three-month period ended January 31, 2019, primarily for the repayment of $350.0 million of senior notes; the repurchase of $25.1 million of our common stock; and the payment of dividends on our common stock of $16.4 million; offset, in part, by borrowings of $173.9 million of loans payable, net of repayments.
Fiscal 2018
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

Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At January 31, 2019, we owned or controlled through options approximately 54,000 home sites, of which we owned approximately 33,500. Of our owned home sites at January 31, 2019, significant improvements were completed on approximately 17,100 of them.
At January 31, 2019, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.40 billion (including $62.9 million of land to be acquired from joint ventures in which we have invested). Of the $2.40 billion of land purchase commitments, we paid or deposited $163.6 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.18 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash provided by investing activities.” At January 31, 2019, we had purchase commitments to acquire land for apartment developments of approximately $274.2 million, of which we had outstanding deposits in the amount of $10.5 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.53 billion. Under the terms of the Credit Facility, at January 31, 2019, our leverage ratio was approximately 0.60 to 1.00, and our tangible net worth was approximately $4.78 billion. At January 31, 2019, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit thereunder of approximately $174.4 million.
At January 31, 2019, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. Under the terms of the Term Loan Facility, at January 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.71 billion. Under the terms of the Term Loan Facility, at January 31, 2019, our leverage ratio was approximately 0.60 to 1.00, and our tangible net worth was approximately $4.78 billion.
Under the most restrictive provisions of the Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $2.94 billion and our ability to pay cash dividends was limited to approximately $2.10 billion as of January 31, 2019.
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
At January 31, 2019, we had investments in these entities of $409.4 million and were committed to invest or advance up to an additional $28.0 million to these entities if they require additional funding. At January 31, 2019, we had agreed to terms for the acquisition of 130 home sites from two joint ventures for an estimated aggregate purchase price of $62.9 million. In addition, we expect to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of January 31, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2019, certain unconsolidated entities have loan commitments aggregating $1.28 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $308.3 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2019, the unconsolidated entities had borrowed an aggregate of $861.2 million, of which we estimate $261.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 5 months to 45 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2018 Form 10-K, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2018, there have been no material changes to those critical accounting policies, except that we updated our revenue recognition policies due to our adoption of ASU 2014-09, as follows:
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states that we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenue related to these obligations and subsequently recognize the revenue upon completion of such obligations.
Land sales revenues: Our revenues from land sales generally consist of the following: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In general, our performance obligation for each of these land sales are fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. In land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Home sales revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, from time to time we grant our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives that impact the value of the home or the sales price paid, such as special or additional options, are generally reflected as a reduction in home sales revenues. Incentives that we pay to an outside party, such as paying some or all of a home buyer’s closing costs, are recorded as an additional cost of home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the adoption of ASU 2014-09.
SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$169.5	$134.3	26%	237	209	13%	$715.2	$642.5	11%
Mid-Atlantic	205.7	207.0	(1)%	305	332	(8)%	$674.4	$623.4	8%
South	208.2	171.5	21%	281	221	27%	$740.7	$776.0	(5)%
West	300.4	258.0	16%	434	412	5%	$692.2	$626.3	11%
California	370.0	287.1	29%	209	185	13%	$1,770.4	$1,551.9	14%
Traditional Home Building	1,253.8	1,057.9	19%	1,466	1,359	8%	$855.2	$778.4	10%
City Living	68.6	117.6	(42)%	64	64	—%	$1,071.8	$1,837.5	(42)%
Other	(3.1)	—
Total home sales revenue	$1,319.3	$1,175.5	12%	1,530	1,423	8%	$862.3	$826.0	4%
Land sales revenue	$43.9
Total revenue	1,363.2	1,175.5

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$171.5	$197.5	(13)%	241	271	(11)%	$711.6	$728.7	(2)%
Mid-Atlantic	221.0	212.2	4%	347	324	7%	$637.0	$654.9	(3)%
South	195.5	239.0	(18)%	268	303	(12)%	$729.3	$788.9	(8)%
West	266.8	333.9	(20)%	351	489	(28)%	$760.2	$682.9	11%
California	268.9	646.0	(58)%	149	388	(62)%	$1,804.7	$1,664.8	8%
Traditional Home Building	1,123.7	1,628.6	(31)%	1,356	1,775	(24)%	$828.7	$917.5	(10)%
City Living	39.7	61.8	(36)%	23	47	(51)%	$1,724.4	$1,316.0	31%
Total	$1,163.4	$1,690.4	(31)%	1,379	1,822	(24)%	$843.6	$927.8	(9)%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$770.6	$879.3	(12)%	1,102	1,279	(14)%	$699.3	$687.5	2%
Mid-Atlantic	774.4	746.8	4%	1,184	1,135	4%	$654.0	$658.0	(1)%
South	891.5	883.5	1%	1,153	1,137	1%	$773.3	$777.0	—%
West	998.1	1,047.8	(5)%	1,317	1,474	(11)%	$757.9	$710.9	7%
California	1,783.4	1,854.0	(4)%	1,073	1,090	(2)%	$1,662.1	$1,700.9	(2)%
Traditional Home Building	5,218.0	5,411.4	(4)%	5,829	6,115	(5)%	$895.2	$884.9	1%
City Living	148.7	165.1	(10)%	125	135	(7)%	$1,189.4	$1,222.6	(3)%
Total	$5,366.7	$5,576.5	(4)%	5,954	6,250	(5)%	$901.4	$892.2	1%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$768.5	$816.1	(6)%	1,098	1,217	(10)%	$699.9	$670.6	4%
Mid-Atlantic	758.8	741.6	2%	1,142	1,143	—%	$664.4	$648.8	2%
South	903.2	815.9	11%	1,166	1,055	11%	$774.6	$773.4	—%
West	1,031.1	972.0	6%	1,400	1,397	—%	$736.5	$695.7	6%
California	1,883.3	1,495.1	26%	1,133	887	28%	$1,662.2	$1,685.6	(1)%
Traditional Home Building	5,344.9	4,840.7	10%	5,939	5,699	4%	$900.0	$849.4	6%
City Living	177.6	220.8	(20)%	166	152	9%	$1,069.7	$1,452.7	(26)%
Total	$5,522.5	$5,061.5	9%	6,105	5,851	4%	$904.6	$865.1	5%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2019	2018	% Change
Traditional Home Building:
North	$10.7	$0.4	2,575%
Mid-Atlantic	11.4	13.9	(18)%
South	15.8	12.1	31%
West	43.6	30.6	42%
California	73.6	60.9	21%
Traditional Home Building	155.1	117.9	32%
City Living	14.6	30.0	(51)%
Corporate and other	(18.3)	(16.3)	(12)%
Total	$151.4	$131.6	15%
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
Traditional Home Building
North

	Three months ended January 31,
	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$169.5	$134.3	26%
Units delivered	237	209	13%
Average delivered price ($ in thousands)	$715.2	$642.5	11%

Net Contracts Signed:
Net contract value ($ in millions)	$171.5	$197.5	(13)%
Net contracted units	241	271	(11)%
Average contracted price ($ in thousands)	$711.6	$728.7	(2)%

Home sales cost of revenues as a percentage of home sale revenues	82.5%	87.3%

Income before income taxes ($ in millions)	$10.7	$0.4	2,575%

Number of selling communities at January 31,	55	49	12%
The increase in the number of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to a higher backlog conversion in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in the average price of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period, particularly in New Jersey.
The decrease in the number of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally due to a decrease in demand, offset, in part, by an increase in the average number of selling communities in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in the average value of each contract signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to shifts in the number of contracts signed to less expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increase in income before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally attributable to higher earnings from increased home sale revenues and lower home sales cost of revenues, as a percentage of home sale revenues. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a shift in product mix/areas to higher-margin areas and lower inventory impairment charges in the fiscal 2019 period, as compared to the fiscal 2018 period.
Inventory impairment charges were $1.7 million in the three months ended January 31, 2019, as compared to $3.1 million in the three months ended January 31, 2018. During our review of operating communities for impairment in the fiscal 2018 period, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Illinois rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $2.2 million in the fiscal 2018 period.
Mid-Atlantic

	Three months ended January 31,
	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$205.7	$207.0	(1)%
Units delivered	305	332	(8)%
Average delivered price ($ in thousands)	$674.4	$623.4	8%

Net Contracts Signed:
Net contract value ($ in millions)	$221.0	$212.2	4%
Net contracted units	347	324	7%
Average contracted price ($ in thousands)	$637.0	$654.9	(3)%

Home sales cost of revenues as a percentage of home sale revenues	84.3%	84.0%

Income before income taxes ($ in millions)	$11.4	$13.9	(18)%

Number of selling communities at January 31,	60	60	—%
The decrease in the number of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to a decrease in the number of homes closed in Virginia, which was mainly attributable to a decrease in the number of homes in backlog in Virginia at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increase in the average price of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increase in the number of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally due to an increase in demand in Virginia. The decrease in the average value of each contract signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to shifts in the number of contracts signed to less expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in income before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to increases in SG&A in the fiscal 2019 period, as compared to the fiscal 2018 period.

South

	Three months ended January 31,
	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$208.2	$171.5	21%
Units delivered	281	221	27%
Average delivered price ($ in thousands)	$740.7	$776.0	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$195.5	$239.0	(18)%
Net contracted units	268	303	(12)%
Average contracted price ($ in thousands)	$729.3	$788.9	(8)%

Home sales cost of revenues as a percentage of home sale revenues	84.6%	84.5%

Income before income taxes ($ in millions)	$15.8	$12.1	31%

Number of selling communities at January 31,	69	72	(4)%
The increase in the number of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to an increase in the number of homes closed in Texas, which was mainly attributable to an increase in the number of homes in backlog in Texas at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The decrease in the average price of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in the number of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to decreases in demand and in the average number of selling communities in Florida and Texas, partially offset by an increase in demand in North Carolina, in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increase in income before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally due to higher earnings from increased revenues, offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to higher inventory impairment charges, offset, in part, by a shift in product mix/areas to higher-margin areas in the fiscal 2019 period, as compared to the fiscal 2018 period.
Inventory impairment charges in the three months ended January 31, 2019 and 2018 were $3.0 million and $0.5 million, respectively. During our review of operating communities for impairment in the fiscal 2019 period, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Texas rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $1.5 million in the fiscal 2019 period. In addition, during fiscal 2019, we terminated a purchase agreement to acquire a land parcel in Texas and forfeited the deposit balance outstanding. We wrote off the deposit resulting in a charge to income before income taxes of $1.3 million in the fiscal 2019 period.

West

	Three months ended January 31,
	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$300.4	$258.0	16%
Units delivered	434	412	5%
Average delivered price ($ in thousands)	$692.2	$626.3	11%

Net Contracts Signed:
Net contract value ($ in millions)	$266.8	$333.9	(20)%
Net contracted units	351	489	(28)%
Average contracted price ($ in thousands)	$760.2	$682.9	11%

Home sales cost of revenues as a percentage of home sale revenues	76.6%	79.3%

Income before income taxes ($ in millions)	$43.6	$30.6	42%

Number of selling communities at January 31,	86	67	28%
The increase in the number of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to an increase in the number of homes closed in Idaho, which was mainly attributable to an increase in the number of homes in backlog in Idaho at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. In addition, the number of contracts that were signed and settled in the fiscal 2019 period was higher than in the fiscal 2018 period. The increase in the average price of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and price increases in the fiscal 2019 period, as compared to the fiscal 2018 period. These increases were offset, in part, by an increase in deliveries in Idaho, where average delivered home prices are lower than our Company average, in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in the number of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally due to an decrease in demand partially offset by an increase in the average number of selling communities. The increase in the average value of each contract signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increase in income before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was due mainly to higher earnings from the increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in the number of homes delivered to higher-margin products and/or locations and higher sales prices, offset, in part, by higher material and labor costs in the fiscal 2019 period, as compared to the fiscal 2018 period.

California

	Three months ended January 31,
	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$370.0	$287.1	29%
Units delivered	209	185	13%
Average delivered price ($ in thousands)	$1,770.4	$1,551.9	14%

Net Contracts Signed:
Net contract value ($ in millions)	$268.9	$646.0	(58)%
Net contracted units	149	388	(62)%
Average contracted price ($ in thousands)	$1,804.7	$1,664.8	8%

Home sales cost of revenues as a percentage of home sale revenues	73.8%	72.3%

Income before income taxes ($ in millions)	$73.6	$60.9	21%

Number of selling communities at January 31,	42	41	2%
The increase in the number of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to the increased number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increase in the average price of homes delivered in fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in the number of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally due to a decrease in demand and reduced availability of lots in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in the average value of each contract signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increase in income before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to higher earnings from the increased revenues, offset, in part, by a decrease in earnings from unconsolidated entities in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in earnings from unconsolidated entities was mainly due to one Land Development Joint Venture which completed the sale of its lots in the fiscal 2018 period.
City Living

	Three months ended January 31,
	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$68.6	$117.6	(42)%
Units delivered	64	64	—%
Average delivered price ($ in thousands)	$1,071.8	$1,837.5	(42)%

Net Contracts Signed:
Net contract value ($ in millions)	$39.7	$61.8	(36)%
Net contracted units	23	47	(51)%
Average contracted price ($ in thousands)	$1,724.4	$1,316.0	31%

Home sales cost of revenues as a percentage of home sale revenues	76.0%	73.1%

Income before income taxes ($ in millions)	$14.6	$30.0	(51)%

Number of selling communities at January 31,	5	6	(17)%
The decrease in the average price of homes delivered in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a shift in the number of homes delivered to less expensive buildings. In the three months ended January 31,

2019, 6% of the units delivered were located in New York City, where average home prices were higher, as compared to 31% in the three months ended January 31, 2018.
The decrease in the number of net contracts signed in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to a decrease in demand. The increase in the average sales price of net contracts signed in the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, was principally due to a shift to more expensive buildings in the fiscal 2019 period, as compared to the fiscal 2018 period. In the three months ended January 31, 2019, 61% of the net contracts signed were in buildings located in New York, New York, where average home prices were higher, as compared to 28% in the three months ended January 31, 2018.
The decrease in income before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was mainly due to lower earnings from decreased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period, and a $2.8 million impairment charge recorded in the fiscal 2019 period to write down the carrying value of units in one building located in New York, New York, to their estimated fair value. These decreases were partially offset by lower interest expense in the fiscal 2019 period, as compared to the fiscal 2018 period.
In the three months ended January 31, 2019 and 2018, earnings from our investments in unconsolidated entities were $1.9 million. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Three months ended January 31,
	2019 Units	2018 Units	2019 $	2018 $
Deliveries	4	3	$17.2	$10.6
Net contracts signed	2	56	$9.6	$102.6

	At January 31,				At October 31,
	2019 Units	2018 Units	2019 $	2018 $	2018 Units	2017 Units	2018 $	2017 $
Backlog	132	99	$271.4	$191.1	134	46	$279.0	$99.1
Corporate and Other
In the three months ended January 31, 2019 and 2018, loss before income taxes was $18.3 million and $16.3 million, respectively. The increase in the loss before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally attributable to a $30.8 million gain recognized in the fiscal 2018 period from an asset sale by one of our Rental Property Joint Ventures located in College Park, Maryland, partially offset by a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period; an $8.4 million gain recognized from the sale of land to a newly formed Rental Property Joint Venture in which we have an interest of 25% in the fiscal 2019 period; a change in allocation of certain SG&A from corporate and other to home building segments; and higher interest income in the fiscal 2019 period, as compared to the fiscal 2018 period.
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
The table below sets forth, at January 31, 2019, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2019	$24,957	3.73%	$74,135	4.41%
2020	263,763	6.63%	150	1.54%
2021	19,166	5.23%	150	1.54%
2022	432,858	5.85%	150	1.54%
2023	415,246	4.41%	150	1.54%
Thereafter	1,553,999	4.89%	812,910	3.79%
Bond discounts, premiums and deferred issuance costs, net	(7,944)		(3,156)
Total	$2,702,045	5.13%	$884,489
Fair value at January 31, 2019	$2,679,991		$887,645

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2019, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.9 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company has produced documents and information in response to this request. Management cannot at this time predict the eventual scope or outcome of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2018 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2019, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2018 to November 30, 2018	1	$32.54	1	10,987
December 1, 2018 to December 31, 2018	783	$32.02	783	19,788
January 1, 2019 to January 31, 2019	1	$34.99	1	19,787
Total	785		785

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2019, we withheld 179,926 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $5.9 million of income tax withholdings and we issued the remaining 307,147 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2019, the net exercise method was employed to exercise options to acquire 33,250 shares of our common stock; we withheld 21,842 of the shares subject to the options to cover approximately $0.7 million of option exercise costs and income tax withholdings and issued the remaining 11,408 shares to the participants. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.

(b)
On December 12, 2018, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program. At the time it authorized the new program, the Board of Directors terminated the existing 20 million share repurchase program authorized in December 2017.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2019.

Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the three months ended January 31, 2019, we paid a quarterly cash dividend of $0.11 per share on January 25, 2019 to shareholders of record on the close of business on January 11, 2019. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At January 31, 2019, under the most restrictive provisions of our bank credit agreements, we could have paid up to approximately $2.10 billion of cash dividends.
ITEM 6. EXHIBITS

4.1*
Twenty-Third Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of April 20, 2009 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

4.2*
Twenty-First Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, filed on March 8, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	March 8, 2019	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 8, 2019	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)