Form 10-Q
period 2019-04-30
Toll Brothers, Inc.
filed 2019-06-06
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-09186
Toll Brothers, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2416878 (I.R.S. Employer Identification No.)

250 Gibraltar Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)
(215) 938-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TOL	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.625% Senior Notes due 2024	TOL/24	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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
At June 4, 2019, there were approximately 143,870,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2019	October 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$924,448	$1,182,195
Inventory	7,790,840	7,598,219
Property, construction, and office equipment, net	289,186	193,281
Receivables, prepaid expenses, and other assets (1)	659,768	550,778
Mortgage loans held for sale	124,940	170,731
Customer deposits held in escrow	97,462	117,573
Investments in unconsolidated entities	390,085	431,813
	$10,276,729	$10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,027,408	$686,801
Senior notes	2,512,404	2,861,375
Mortgage company loan facility	110,012	150,000
Customer deposits	419,479	410,864
Accounts payable	318,346	362,098
Accrued expenses	890,668	973,581
Income taxes payable	12,172	30,959
Total liabilities	5,290,489	5,475,678
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at April 30, 2019 and October 31, 2018	1,779	1,779
Additional paid-in capital	721,311	727,053
Retained earnings	5,352,424	5,161,551
Treasury stock, at cost — 31,907 and 31,774 shares at April 30, 2019 and October 31, 2018, respectively	(1,135,166)	(1,130,878)
Accumulated other comprehensive income	806	694
Total stockholders’ equity	4,941,154	4,760,199
Noncontrolling interest	45,086	8,713
Total equity	4,986,240	4,768,912
	$10,276,729	$10,244,590

(1)
As of April 30, 2019 and October 31, 2018, receivables, prepaid expenses, and other assets include $138.5 million and $19.7 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Revenues:
Home sales	$3,031,365	$2,774,667	$1,712,057	$1,599,199
Land sales	47,910	—	4,037	—
	3,079,275	2,774,667	1,716,094	1,599,199

Cost of revenues:
Home sales	2,416,592	2,232,637	1,374,347	1,298,157
Land sales	37,174	—	2,921	—
	2,453,766	2,232,637	1,377,268	1,298,157
Selling, general and administrative	340,609	323,919	178,371	166,652
Income from operations	284,900	218,111	160,455	134,390
Other:
Income from unconsolidated entities	10,559	41,444	4,419	2,564
Other income – net	32,146	24,791	11,285	15,794
Income before income taxes	327,605	284,346	176,159	152,748
Income tax provision	86,231	40,429	46,835	40,938
Net income	$241,374	$243,917	$129,324	$111,810

Other comprehensive income, net of tax	112	341	56	170
Total comprehensive income	$241,486	$244,258	$129,380	$111,980

Per share:
Basic earnings	$1.65	$1.58	$0.88	$0.73
Diluted earnings	$1.63	$1.55	$0.87	$0.72

Weighted-average number of shares:
Basic	146,687	154,306	146,622	152,731
Diluted	148,081	157,013	148,129	155,129
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the six months ended April 30, 2019 and 2018:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2018	1,779	727,053	5,161,551	(1,130,878)	694	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax			(17,987)				(17,987)
Net income			241,374				241,374
Purchase of treasury stock				(25,244)			(25,244)
Exercise of stock options and stock based compensation issuances		(19,667)		20,245			578
Employee stock purchase plan issuances		9		711			720
Stock-based compensation		13,916					13,916
Dividends declared			(32,514)				(32,514)
Other comprehensive income					112		112
Loss attributable to non-controlling interest						(4)	(4)
Capital contributions						36,377	36,377
Balance, April 30, 2019	1,779	721,311	5,352,424	(1,135,166)	806	45,086	4,986,240

Balance, October 31, 2017	1,779	720,115	4,474,064	(662,854)	(1,910)	5,896	4,537,090
Cumulative effect adjustment upon adoption of ASU 2016-09 and ASU 2018-02, net of tax		374	1,502		(411)		1,465
Net income			243,917				243,917
Purchase of treasury stock				(291,478)			(291,478)
Exercise of stock options and stock based compensation issuances		(19,984)		28,520			8,536
Employee stock purchase plan issuances		98		495			593
Stock-based compensation		15,346					15,346
Dividends declared			(29,211)				(29,211)
Other comprehensive income					341		341
Loss attributable to non-controlling interest						(3)	(3)
Balance, April 30, 2018	1,779	715,949	4,690,272	(925,317)	(1,980)	5,893	4,486,596

For the three months ended April 30, 2019 and 2018:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, January 31, 2019	1,779	717,405	5,239,251	(1,139,623)	750	41,627	4,861,189
Net income			129,324				129,324
Purchase of treasury stock				(101)			(101)
Exercise of stock options and stock based compensation issuances		(1,473)		4,201			2,728
Employee stock purchase plan issuances		48		357			405
Stock-based compensation		5,331					5,331
Dividends declared			(16,151)				(16,151)
Other comprehensive income					56		56
Loss attributable to non-controlling interest						(4)	(4)
Capital contributions						3,463	3,463
Balance, April 30, 2019	1,779	721,311	5,352,424	(1,135,166)	806	45,086	4,986,240

Balance, January 31, 2018	1,779	709,800	4,595,233	(845,668)	(2,150)	5,896	4,464,890
Net income			111,810				111,810
Purchase of treasury stock				(81,508)			(81,508)
Exercise of stock options and stock based compensation issuances		(347)		1,583			1,236
Employee stock purchase plan issuances		39		276			315
Stock-based compensation		6,457					6,457
Dividends declared			(16,771)				(16,771)
Other comprehensive income					170		170
Loss attributable to non-controlling interest						(3)	(3)
Balance, April 30, 2018	1,779	715,949	4,690,272	(925,317)	(1,980)	5,893	4,486,596

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2019	2018
Cash flow used in operating activities:
Net income	$241,374	$243,917
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,314	12,520
Stock-based compensation	13,916	15,347
Income from unconsolidated entities	(10,559)	(41,444)
Distributions of earnings from unconsolidated entities	13,835	39,508
Income from foreclosed real estate and distressed loans	(351)	(1,026)
Deferred tax provision (benefit)	2,557	(29,886)
Inventory impairments and write-offs	26,956	17,685
Gain on sales of golf club property and an office building	(13,331)
Other	254	754
Changes in operating assets and liabilities
Increase in inventory	(215,141)	(540,898)
Origination of mortgage loans	(673,032)	(575,285)
Sale of mortgage loans	720,231	594,933
Increase in receivables, prepaid expenses, and other assets	(94,837)	(97,388)
Increase in customer deposits – net	28,726	40,505
(Decrease) increase in accounts payable and accrued expenses	(142,959)	14,204
Decrease in income taxes payable	(16,631)	(19,714)
Net cash used in operating activities	(85,678)	(326,268)
Cash flow provided by investing activities:
Purchase of property, construction, and office equipment – net	(44,941)	(6,501)
Investments in unconsolidated entities	(31,560)	(10,800)
Return of investments in unconsolidated entities	70,465	54,315
Investment in foreclosed real estate and distressed loans	(522)	(195)
Return of investments in foreclosed real estate and distressed loans	1,214	3,122
Proceeds from sales of golf club property and an office building	33,539
Net cash provided by investing activities	28,195	39,941
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		400,000
Debt issuance costs for senior notes		(3,410)
Proceeds from loans payable	1,339,641	1,238,283
Debt issuance costs for loans payable	(1,948)
Principal payments of loans payable	(1,131,795)	(1,276,148)
Redemption of senior notes	(350,000)
Proceeds from stock-based benefit plans, net	1,302	9,133
Purchase of treasury stock	(25,244)	(291,478)
Dividends paid	(32,434)	(29,090)
Receipts related to noncontrolling interest, net	13
Net cash (used in) provided by financing activities	(200,465)	47,290
Net decrease in cash, cash equivalents, and restricted cash	(257,948)	(239,037)
Cash, cash equivalents, and restricted cash, beginning of period	1,182,939	715,311
Cash, cash equivalents, and restricted cash, end of period	$924,991	$476,274
See accompanying notes.

TOLL BROTHERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Toll Brothers, Inc. (the “Company,” “we,” “us,” or “our”), a Delaware corporation, and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2018 balance sheet amounts and disclosures included herein have been derived from our October 31, 2018 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (“2018 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2019; the results of our operations and changes in equity for the six-month and three-month periods ended April 30, 2019 and 2018; and our cash flows for the six-month periods ended April 30, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
As discussed under “Recent Accounting Pronouncements” below, on November 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). As a result of this adoption, we updated our revenue recognition policies effective November 1, 2018, as follows:
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states that we build, we are not able to complete certain outdoor features prior to the closing of the home. Effective November 1, 2018, to the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2019, we deferred home sales revenues and related costs of $2.5 million and $1.9 million, respectively, related to obligations not completed on closed homes. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $419.5 million, $406.4 million, and $410.9 million at April 30, 2019, January 31, 2019, and October 31, 2018, respectively. Of the outstanding customer deposits held as of October 31, 2018, we recognized $204.4 million in home sales revenues during the six months ended April 30, 2019. Of the outstanding customer deposits held as of January 31, 2019, we recognized $124.5 million in home sales revenues during the three months ended April 30, 2019.
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
Sales Incentives: In order to promote sales of our homes, we may grant our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.

Recent Accounting Pronouncements
In May 2014, the FASB created ASC 606 with the issuance ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASC 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASC 606 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delayed the effective date of ASC 606 by one year. ASC 606, as amended by ASU 2015-14, became effective for our fiscal year beginning November 1, 2018, and we adopted the new standard under the modified retrospective transition method applied to contracts that were not completed as of November 1, 2018. We recognized the cumulative effect, net of tax, of applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the previous accounting standards. The adoption of ASC 606 did not have a material impact on our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations or Comprehensive Income, and there have been no significant changes to our internal controls, processes, or systems as a result of implementing this new standard. However, the adoption of ASC 606 resulted in the following changes:

•
Prior to adoption of ASC 606, we capitalized certain costs related to our marketing efforts, including sales offices and model home upgrades and furnishings within “Inventory” on our Condensed Consolidated Balance Sheets and amortized such costs through “Selling, general, and administrative” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we reclassified $104.8 million to “Property, construction, and office equipment, net” on our Condensed Consolidated Balance Sheets, primarily related to sales offices and model home improvement costs. The amortization of such costs will remain unchanged and will continue to be included in “Selling, general, and administrative” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Additionally, we recorded a net cumulative effect adjustment to retained earnings of approximately $13.2 million for certain other marketing costs that no longer qualify for capitalization under the new guidance, and such costs will be expensed as incurred in the future.

•
Prior to adoption of ASC 606, we recorded our land sale revenues, net of their related expenses, within “Other income – net” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we are presenting this activity in income from operations and breaking out the components of land sales revenues and land sales cost of revenues on our Condensed Consolidated Statements of Operations and Comprehensive Income. In addition, due to the existence of certain repurchase options in existing agreements to sell lots to third party builders in our master planned communities, both for wholly owned projects as well as projects in which we are a joint venture partner, we recorded a net cumulative effect adjustment to retained earnings of approximately $4.6 million to account for previously settled lots for which the related repurchase option has not yet expired. Because the amount of the deferred earning is not material to our condensed consolidated financial statements, we have elected to recognize the revenue and related expenses for such lots in future periods when such repurchase options expire rather than account for them as leases under ASC 840, “Leases.”

•
Prior to adoption of ASC 606, retained customer deposits were classified in “Other income – net” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, retained customer deposits, which totaled $6.4 million and $3.2 million during the six months and three months ended April 30, 2019, respectively, are included in “Home sales revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits have not been reclassified and are not material to our condensed consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASC 606, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 became effective for our fiscal year beginning November 1, 2018 and we adopted ASU

2017-05 concurrent with our adoption of ASC 606. The adoption of ASU 2017-05 did not have a material effect on our condensed consolidated financial statements and disclosures.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 became effective for our fiscal year beginning November 1, 2018 and resulted in a change in the presentation to our Condensed Consolidated Statement of Cash Flows but did not have a material effect on our other condensed consolidated financial statements or disclosures.
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
2. Acquisition – Subsequent Event
In May 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”), a builder in metropolitan Atlanta, Georgia, for approximately $93.2 million in cash. The assets acquired were primarily inventory, including approximately 950 home sites owned or controlled through land purchase agreements. In connection with this acquisition, we assumed contracts to deliver 125 homes with an aggregate value of $66.1 million. The average price of undelivered homes at the date of acquisition was approximately $528,900. As a result of this acquisition, our selling community count increased by 10 communities at the acquisition date.
3. Inventory
Inventory at April 30, 2019 and October 31, 2018 consisted of the following (amounts in thousands):

	April 30, 2019	October 31, 2018
Land controlled for future communities	$174,116	$139,985
Land owned for future communities	934,774	916,616
Operating communities	6,681,950	6,541,618
	$7,790,840	$7,598,219

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

Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	April 30, 2019	October 31, 2018
Land owned for future communities:
Number of communities	15	17
Carrying value (in thousands)	$105,281	$124,426
Operating communities:
Number of communities	3	1
Carrying value (in thousands)	$21,931	$2,622

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Land controlled for future communities	$3,676	$377	$1,899	$260
Land owned for future communities		247		247
Operating communities	23,280	17,061	17,495	13,325
	$26,956	$17,685	$19,394	$13,832

See Note 12, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At April 30, 2019, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2019, we determined that 130 land purchase contracts, with an aggregate purchase price of $2.00 billion, on which we had made aggregate deposits totaling $130.1 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2018, we determined that 110 land purchase contracts, with an aggregate purchase price of $1.88 billion, on which we had made aggregate deposits totaling $120.5 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Interest capitalized, beginning of period	$319,364	$352,049	$330,167	$354,496
Interest incurred	87,862	81,269	43,440	42,582
Interest expensed to home sales cost of revenues	(79,227)	(78,912)	(44,786)	(45,027)
Interest expensed to land sales cost of revenues	(635)		(283)
Interest expensed in other income		(1,001)		(285)
Interest capitalized on investments in unconsolidated entities	(3,084)	(3,602)	(1,270)	(1,891)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	4,303	115	1,315	43
Interest capitalized, end of period	$328,583	$349,918	$328,583	$349,918

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
The table below provides information as of April 30, 2019, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	18	8	37
Investment in unconsolidated entities	$139,883	$64,081	$168,574	$17,547	$390,085
Number of unconsolidated entities with funding commitments by the Company	2	1	2	1	6
Company’s remaining funding commitment to unconsolidated entities	$17,551	$1,400	$2,300	$9,621	$30,872

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2019, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	3	16	22
Aggregate loan commitments	$100,877	$280,118	$1,191,229	$1,572,224
Amounts borrowed under loan commitments	$76,894	$247,328	$924,613	$1,248,835

More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the six months ended April 30, 2019, our Land Development Joint Ventures sold approximately 498 lots and recognized revenues of $138.8 million. We acquired 195 of these lots for $96.5 million. Our share of the joint venture income from the lots we acquired was insignificant. During the six months ended April 30, 2018, our Land Development Joint Ventures sold approximately 449 lots and recognized revenues of $102.8 million. We acquired 55 of these lots for $7.3 million. Our share of the income of $0.9 million from the lots we acquired was deferred by reducing our basis in those lots.
During the three months ended April 30, 2019, our Land Development Joint Ventures sold approximately 297 lots and recognized revenues of $49.0 million. We acquired 88 of these lots for $25.3 million. Our share of the joint venture income from the lots we acquired was insignificant. During the three months ended April 30, 2018, our Land Development Joint Ventures sold approximately 200 lots and recognized revenues of $62.6 million. We acquired 25 of these lots for $4.2 million. Our share of the income of $0.4 million from the lots we acquired was deferred by reducing our basis in those lots.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York, New York, and Jupiter, Florida. During the six months ended April 30, 2019 and 2018, our Home Building Joint Ventures delivered 72 homes with a sales value of $121.8 million and 54 homes with a sales value of $67.9 million, respectively. During the three months ended April 30, 2019 and 2018, our Home Building Joint Ventures delivered 55 homes with a sales value of $94.6 million and 26 homes with a sales value of $35.4 million, respectively.
Rental Property Joint Ventures
As of April 30, 2019, our Rental Property Joint Ventures, including those that we consolidate, owned 21 for-rent apartment projects and a hotel, which are located in the metropolitan Boston, Massachusetts to metropolitan Washington, D.C. corridor; Tempe, Arizona; San Diego, California; Miami, Florida; Atlanta, Georgia; and Frisco, Texas. At April 30, 2019, these joint ventures had approximately 2,100 units that were occupied or ready for occupancy, 1,500 units in the lease-up stage, and 1,700 units under development. In addition, we either own, have under contract, or under a letter of intent approximately 13,200 units, including 1,700 units under active development; we intend to develop these units in joint ventures with unrelated parties in the future.

In the second quarter of fiscal 2019, we entered into a joint venture with unrelated parties to develop, build, and operate single-family rental communities. As of April 30, 2019, we have invested $0.9 million in this joint venture and have committed to invest up to $60.0 million.
In the first quarter of fiscal 2019, we entered into two separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York and Frisco, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $41.9 million of land and land development costs. Our partners each acquired a 75% interest in these entities for an aggregate amount of $39.8 million and we recognized a gain on land sale of $8.4 million in our first quarter of fiscal 2019. At April 30, 2019, we had an aggregate investment of $13.6 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $134.4 million to finance the development of these projects. At April 30, 2019, the joint ventures had $5.6 million outstanding borrowings under these construction loan facilities.
In addition, during the six months ended April 30, 2019, we entered into four separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects and student housing communities located in Boston, Massachusetts, San Diego, California, Tempe, Arizona and Miami, Florida. We contributed an aggregate of $79.4 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact each joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at April 30, 2019. The carrying value of these joint ventures’ assets totaling $118.6 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of April 30, 2019. Our partners’ interests aggregating $36.2 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of April 30, 2019. These joint ventures intend to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In the third quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 289-unit luxury for-rent residential apartment project in a suburb of Boston, Massachusetts. We contributed cash of $15.9 million for our initial 85% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from the joint venture, we have consolidated this joint venture at April 30, 2019. The carrying value of the joint venture’s assets totaling $19.9 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of April 30, 2019. Our partner’s 15% interest of $3.0 million in the joint venture is reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of April 30, 2019. The joint venture intends to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that the entity would no longer be consolidated.
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
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of April 30, 2019, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.5 million and $1.2 million in the six-month periods ended April 30, 2019 and 2018, respectively.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into six ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of April 30, 2019, we had an aggregate investment of $17.5 million in these ventures.

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
We believe that, as of April 30, 2019, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2019, certain unconsolidated entities have loan commitments aggregating $1.23 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $310.6 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2019, the unconsolidated entities had borrowed an aggregate of $903.5 million, of which we estimate $271.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 2 months to 42 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of April 30, 2019, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.4 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At April 30, 2019 and October 31, 2018, we determined that 17 and 11, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” For 12 and 10 of these VIEs as of April 30, 2019 and October 31, 2018, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As of April 30, 2019, we have consolidated five Rental Property Joint Ventures. The carrying value of these joint ventures’ assets totaling $138.5 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of April 30, 2019. Our partners’ interests aggregating $39.2 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of April 30, 2019. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At April 30, 2019 and October 31, 2018, our investments in the unconsolidated entities deemed to be VIEs totaled $36.3 million and $33.8 million, respectively. At April 30, 2019 and October 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.4 million and $10.8 million, respectively, of additional commitments to the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to loan repayment and carry cost guarantees, of which $70.0 million was borrowed at April 30, 2019 and October 31, 2018.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	April 30, 2019	October 31, 2018
Cash and cash equivalents	$90,183	$102,462
Inventory	803,161	973,990
Loans receivable, net	38,887	40,065
Rental properties	1,070,823	808,785
Rental properties under development	348,886	437,586
Real estate owned	14,860	14,838
Other assets	168,261	166,029
Total assets	$2,535,061	$2,543,755
Debt, net of deferred financing costs	$1,240,577	$1,145,998
Other liabilities	181,247	158,570
Members’ equity	1,110,319	1,235,974
Noncontrolling interest	2,918	3,213
Total liabilities and equity	$2,535,061	$2,543,755
Company’s net investment in unconsolidated entities (1)	$390,085	$431,813

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

Condensed Statements of Operations:

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Revenues	$331,617	$276,284	$178,388	$82,663
Cost of revenues	288,951	209,410	157,196	60,660
Other expenses	41,354	44,584	22,879	20,297
Total expenses	330,305	253,994	180,075	80,957
Gain on disposition of loans and real estate owned	3,694	26,480	—	11,809
Income (loss) from operations	5,006	48,770	(1,687)	13,515
Other income	1,737	80,866	1,090	1,502
Income (loss) before income taxes	6,743	129,636	(597)	15,017
Income tax provision (benefit)	225	349	(40)	151
Net income (loss) including earnings from noncontrolling interests	6,518	129,287	(557)	14,866
Less: income attributable to noncontrolling interest	(2,078)	(11,937)	31	(5,855)
Net income (loss) attributable to controlling interest	$4,440	$117,350	$(526)	$9,011
Company’s equity in earnings of unconsolidated entities (1)	$10,559	$41,444	$4,419	$2,564

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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2019 and October 31, 2018, consisted of the following (amounts in thousands):

	April 30, 2019	October 31, 2018
Expected recoveries from insurance carriers and others	$121,354	$126,291
Improvement cost receivable	103,377	96,937
Escrow cash held by our captive title company	32,787	33,471
Properties held for rental apartment and commercial development	302,706	193,015
Prepaid expenses	19,418	23,065
Other	80,126	77,999
	$659,768	$550,778

See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2019 and October 31, 2018, loans payable consisted of the following (amounts in thousands):

	April 30, 2019	October 31, 2018
Senior unsecured term loan	$800,000	$500,000
Loans payable – other	230,305	188,115
Deferred issuance costs	(2,897)	(1,314)
	$1,027,408	$686,801

Senior Unsecured Term Loan
At April 30, 2019, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. At April 30, 2019, the interest rate on borrowings was 3.78% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility.
Under the terms of the Term Loan Facility, at April 30, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.76 billion. Under the terms of the Term Loan Facility, at April 30, 2019, our leverage ratio was approximately 0.56 to 1.00, and our tangible net worth was approximately $4.90 billion. Based upon the limitations related to our repurchase of common stock in the Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.35 billion as of April 30, 2019. In addition, our ability to pay cash dividends was limited to approximately $2.14 billion as of April 30, 2019.
Credit Facility
We have a $1.295 billion, five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at April 30, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.59 billion. Under the terms of the Credit Facility, at April 30, 2019, our leverage ratio was approximately 0.56 to 1.00, and our tangible net worth was approximately $4.90 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $3.00 billion as of April 30, 2019. In addition, under the provisions of the Credit Facility, our ability to pay cash dividends was limited to approximately $2.31 billion as of April 30, 2019.
At April 30, 2019, we had no outstanding borrowings under the Credit Facility and had approximately $179.3 million of outstanding letters of credit that were issued under the Credit Facility. At April 30, 2019, the interest rate on borrowings under the Credit Facility would have been 3.98% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2019, the weighted-average interest rate on “Loans payable – other” was 4.81% per annum.
Senior Notes
At April 30, 2019, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.52 billion. In January 2018, we issued $400.0 million principal amount of 4.350% Senior Notes due 2028. We received $396.4 million of net proceeds from the issuance of these senior notes. On November 30, 2018, we redeemed, prior to maturity, the $350.0 million of then-outstanding principal amount of 4.00% Senior Notes due December 31, 2018, at par, plus accrued interest.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended again to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 6, 2019, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At April 30, 2019, the interest rate on the Warehousing Agreement, as amended, was 4.38% per annum.
Prior to the December 2018 amendment, the Warehousing Agreement was operating pursuant to the December 2017 amendment which had substantially similar terms to the December 2018 amendment.
7. Accrued Expenses
Accrued expenses at April 30, 2019 and October 31, 2018 consisted of the following (amounts in thousands):

	April 30, 2019	October 31, 2018
Land, land development, and construction	$178,474	$213,641
Compensation and employee benefits	136,715	159,374
Escrow liability	31,809	32,543
Self-insurance	182,275	168,012
Warranty	223,655	258,831
Deferred income	43,993	42,179
Interest	37,882	40,325
Commitments to unconsolidated entities	8,653	10,553
Other	47,212	48,123
	$890,668	$973,581

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Balance, beginning of period	$258,831	$329,278	$237,326	$311,450
Additions – homes closed during the period	14,954	14,687	8,329	8,462
Increase in accruals for homes closed in prior years	272	3,154	963	1,211
Charges incurred	(50,402)	(49,776)	(22,963)	(23,780)
Balance, end of period	$223,655	$297,343	$223,655	$297,343

Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). During the first two quarters of fiscal 2019, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
As of April 30, 2019, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which was unchanged from October 31, 2016, and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million, which was also unchanged from October 31, 2016. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $148.1 million at April 30, 2019 and $177.6 million at October 31, 2018. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $104.1 million at April 30, 2019 and $109.3 million at October 31, 2018. As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. We believe collection of our recorded insurance receivables is probable based on the legal merits that support our pending insurance claims and the high credit ratings of our insurance carriers; however, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
8. Income Taxes
We recorded income tax provisions of $86.2 million and $40.4 million for the six months ended April 30, 2019 and 2018, respectively. The effective tax rate was 26.3% for the six months ended April 30, 2019, compared to 14.2% for the six months ended April 30, 2018. For the three months ended April 30, 2019 and 2018, we recorded income tax provisions of $46.8 million and $40.9 million, respectively. The effective tax rate was 26.6% for the three months ended April 30, 2019, compared to 26.8% for the three months ended April 30, 2018. The lower effective tax rate for the six months ended April 30, 2018 was primarily due to a $31.2 million income tax benefit from the remeasurement of the Company’s net deferred tax liability as a result of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. The income tax provisions for both periods included a provision for state income taxes; interest accrued on anticipated tax assessments; excess tax benefits related to stock-based compensation; and other permanent differences. The income tax provisions for the fiscal 2018 periods also benefited from the domestic activities deduction. The Tax Act repealed the domestic production activities deduction effective for the fiscal 2019 period.
The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law required the application of a blended tax rate for the year of the change. Our blended tax rate for the fiscal 2018 periods was 23.3%. For the fiscal 2019 periods and thereafter, the applicable statutory rate is 21%.

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
At April 30, 2019, we had $9.9 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Total stock-based compensation expense recognized	$13,916	$15,347	$5,331	$6,458
Income tax benefit recognized	$3,652	$4,359	$1,396	$1,843

At April 30, 2019 and October 31, 2018, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $30.1 million and $20.9 million, respectively.
10. Stock Repurchase Program and Cash Dividends
Stock Repurchase Program
On December 12, 2018, our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2017, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Number of shares purchased (in thousands)	788	6,221	3	1,794
Average price per share	$32.04	$46.86	$36.95	$45.44
Remaining authorization at April 30 (in thousands)	19,784	16,876	19,784	16,876

Subsequent to April 30, 2019 and through June 5, 2019, we repurchased approximately 2.5 million shares of our common stock at an average price of $35.70 per share.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the six months ended April 30, 2019 and 2018, we declared and paid aggregate cash dividends of $0.22 and $0.19 per share, respectively, to our shareholders. During the three months ended April 30, 2019 and 2018, we declared and paid cash dividends $0.11 and $0.08 per share, respectively, to our shareholders.

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Numerator:
Net income as reported	$241,374	$243,917	$129,324	$111,810

Denominator:
Basic weighted-average shares	146,687	154,306	146,622	152,731
Common stock equivalents (1)	1,394	2,707	1,507	2,398
Diluted weighted-average shares	148,081	157,013	148,129	155,129

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	1,690	823	756	278
Shares issued under stock incentive and employee stock purchase plans	654	880	144	57

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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2019	October 31, 2018
Mortgage Loans Held for Sale	Level 2	$124,940	$170,731
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$87	$1,750
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$2,330	$(4,366)
Forward Loan Commitments — IRLCs	Level 2	$(2,330)	$4,366

At April 30, 2019 and October 31, 2018, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2019	$123,529	$124,940	$1,411
At October 31, 2018	$170,728	$170,731	$3

Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2018 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%

Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%
July 31 (1)	–	–	–
October 31	470 - 1071	4 - 23	13.5% - 16.3%

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

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2019:
January 31 (1)	49	5	$37,282	$5,785
April 30 (2)	64	6	$36,159	17,495
				$23,280
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30 (2)	65	4	$21,811	13,325
July 31 (3)	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151

(1)	Includes $2.8 million (one community), $1.5 million (three communities), and $1.5 million (one community) located in our City Living, North, and South segments, respectively.

(2)
Includes $2.0 million (one community), $7.0 million (two communities), $8.0 million (two communities), and $0.5 million (one community) located in our City Living, North, Mid-Atlantic, and South segments, respectively, in our fiscal 2019 period. Includes $12.0 million of impairments from one community located in our North segment in our fiscal 2018 period.

(3)	Includes $7.3 million of impairments from two communities located in our Mid-Atlantic segment.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2019		October 31, 2018
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,030,305	$1,028,938	$688,115	$687,974
Senior notes (2)	Level 1	2,519,876	2,573,568	2,869,876	2,779,270
Mortgage company loan facility (3)	Level 2	110,012	110,012	150,000	150,000
		$3,660,193	$3,712,518	$3,707,991	$3,617,244

(1)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(2)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(3)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Interest income	$10,210	$3,292	$4,338	$1,212
Income from ancillary businesses	18,086	7,456	4,242	4,873
Management fee income from home building unconsolidated entities, net	4,727	7,425	3,119	4,354
Retained customer deposits		4,155		3,071
Income from land sales		3,287		2,587
Other	(877)	(824)	(414)	(303)
Total other income – net	$32,146	$24,791	$11,285	$15,794

As a result of our adoption of ASC 606 as of November 1, 2018, revenues and cost of revenues from land sales are presented as separate components on our Condensed Consolidated Statement of Operations and Comprehensive Income. In addition, retained customer deposits are presented in home sales revenues on our Condensed Consolidated Statement of Operations and Comprehensive Income. Because we elected to apply the modified retrospective method of adoption, prior periods have not been restated to reflect these changes in presentation. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the impact of the adoption of ASC 606.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the six-month periods ended April 30, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $4.7 million and $4.0 million, respectively. In the three-month periods ended April 30, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $2.1 million and $1.7 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Revenues	$65,129	$65,234	$32,846	$33,911
Expenses	$60,374	$57,778	$29,749	$29,038
Other income	$13,331		$1,145

In December 2018, we sold one of our golf club properties to a third party for $18.2 million and we recognized a gain of $12.2 million in the first quarter of fiscal 2019.

The table below provides revenues and expenses recognized from land sales for the periods indicated (amounts in thousands):

	Six months ended April 30, 2018	Three months ended April 30, 2018
Revenues	$41,352	$34,384
Expenses	(38,065)	(31,797)
Income from land sales	$3,287	$2,587

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
In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company has produced documents and information in response to this request and, in addition, has produced requested information and documents in response to a subpoena issued in the second quarter of fiscal 2019. Management cannot at this time predict the eventual scope or outcome of this matter.
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2019	October 31, 2018
Aggregate purchase commitments:
Unrelated parties	$2,407,312	$2,404,660
Unconsolidated entities that the Company has investments in	43,953	128,235
Total	$2,451,265	$2,532,895

Deposits against aggregate purchase commitments	$180,724	$168,421
Credits to be received from unconsolidated entities	46,233	79,168
Additional cash required to acquire land	2,224,308	2,285,306
Total	$2,451,265	$2,532,895
Amount of additional cash required to acquire land included in accrued expenses	$12,553	$40,103
In addition, we expect to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2019, we also had purchase commitments to acquire land for apartment developments of approximately $326.9 million, of which we had outstanding deposits in the amount of $14.3 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2019, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.

Surety Bonds and Letters of Credit
At April 30, 2019, we had outstanding surety bonds amounting to $734.2 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $334.5 million of work remains on these improvements. We have an additional $175.4 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2019, we had outstanding letters of credit of $179.3 million under our Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2019, we had agreements of sale outstanding to deliver 6,467 homes with an aggregate sales value of $5.66 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2019	October 31, 2018
Aggregate mortgage loan commitments:
IRLCs	$813,497	$614,255
Non-IRLCs	1,113,759	1,329,674
Total	$1,927,256	$1,943,929
Investor commitments to purchase:
IRLCs	$813,497	$614,255
Mortgage loans held for sale	115,107	163,208
Total	$928,604	$777,463

15. Information on Segments
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
North:    Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:    Florida, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, Oregon, Utah, and Washington
California:    California
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. In the second quarter of fiscal 2019, we opened several communities in these markets.

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Revenues:
Traditional Home Building:
North	$391,397	$360,494	$221,896	$226,214
Mid-Atlantic	461,388	461,865	255,692	254,907
South	492,499	412,206	284,352	240,714
West	665,314	607,421	364,884	349,388
California	870,559	725,446	500,541	438,342
Traditional Home Building	2,881,157	2,567,432	1,627,365	1,509,565
City Living	152,668	207,235	84,074	89,634
Corporate and other	(2,460)	—	618	—
Total home sales revenue	3,031,365	2,774,667	1,712,057	1,599,199
Land sales revenue	47,910	—	4,037	—
Total revenue	$3,079,275	$2,774,667	$1,716,094	$1,599,199

Income (loss) before income taxes:
Traditional Home Building:
North	$17,962	$2,036	$7,226	$1,657
Mid-Atlantic	18,952	34,344	7,580	20,444
South	47,363	39,278	31,595	27,130
West	87,422	78,653	43,808	48,049
California	180,173	146,518	106,552	85,661
Traditional Home Building	351,872	300,829	196,761	182,941
City Living	40,476	46,649	25,834	16,685
Corporate and other	(64,743)	(63,132)	(46,436)	(46,878)
Total	$327,605	$284,346	$176,159	$152,748

“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2019	October 31, 2018
Traditional Home Building:
North	$968,396	$970,854
Mid-Atlantic	1,202,321	1,130,417
South	1,289,163	1,237,744
West	1,782,581	1,580,199
California	2,697,809	2,733,956
Traditional Home Building	7,940,270	7,653,170
City Living	502,406	516,238
Corporate and other	1,834,053	2,075,182
Total	$10,276,729	$10,244,590

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

	Six months ended April 30,
	2019	2018
Cash flow information:
Interest paid, net of amount capitalized	$13,999	$5,878
Income tax payments	$101,232	$90,352
Income tax refunds	$927	$322
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$110,269	$46,575
(Increase) decrease in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net	$(4,276)	$861
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606	$104,807
Net decrease in inventory and retained earnings due to the adoption of ASC 606	$8,989
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606	$6,541
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606	$2,457
Non-controlling interest	$36,362
Transfer of other assets to inventory	$7,100	$21,189
Transfer of other assets to investment in unconsolidated entities, net	$11,656	$21,546
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities		$5,995

	At April 30,
	2019	2018
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$924,448	$475,113
Restricted cash included in receivables, prepaid expenses, and other assets	543	1,161
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$924,991	$476,274

17. Supplemental Guarantor Information
At April 30, 2019, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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

Condensed Consolidating Balance Sheet at April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	701,016	223,432	—	924,448
Inventory			7,713,940	76,900		7,790,840
Property, construction and office equipment, net			273,870	15,316		289,186
Receivables, prepaid expenses and other assets	1,585		269,886	470,437	(82,140)	659,768
Mortgage loans held for sale				124,940		124,940
Customer deposits held in escrow			96,419	1,043		97,462
Investments in unconsolidated entities			46,092	343,993		390,085
Investments in and advances to consolidated entities	4,970,319	2,562,921	149,657	148,993	(7,831,890)	—
	4,971,904	2,562,921	9,250,880	1,405,054	(7,914,030)	10,276,729
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,025,599	1,809		1,027,408
Senior notes		2,512,404				2,512,404
Mortgage company loan facility				110,012		110,012
Customer deposits			415,831	3,648		419,479
Accounts payable			317,922	424		318,346
Accrued expenses	592	32,676	532,744	411,498	(86,842)	890,668
Advances from consolidated entities			1,120,299	472,324	(1,592,623)	—
Income taxes payable	12,172					12,172
Total liabilities	12,764	2,545,080	3,412,395	999,715	(1,679,465)	5,290,489
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	721,311	49,400		151,651	(201,051)	721,311
Retained earnings (deficit)	5,370,410	(31,559)	5,838,437	205,596	(6,030,460)	5,352,424
Treasury stock, at cost	(1,135,166)					(1,135,166)
Accumulated other comprehensive income	806					806
Total stockholders’ equity	4,959,140	17,841	5,838,485	360,253	(6,234,565)	4,941,154
Noncontrolling interest				45,086		45,086
Total equity	4,959,140	17,841	5,838,485	405,339	(6,234,565)	4,986,240
	4,971,904	2,562,921	9,250,880	1,405,054	(7,914,030)	10,276,729

Condensed Consolidating Balance Sheet at October 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,011,863	170,332	—	1,182,195
Inventory			7,493,205	105,014		7,598,219
Property, construction and office equipment, net			169,265	24,016		193,281
Receivables, prepaid expenses and other assets			291,299	392,559	(133,080)	550,778
Mortgage loans held for sale				170,731		170,731
Customer deposits held in escrow			116,332	1,241		117,573
Investments in unconsolidated entities			44,329	387,484		431,813
Investments in and advances to consolidated entities	4,791,629	2,916,557	91,740	126,872	(7,926,798)	—
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable			686,801			686,801
Senior notes		2,861,375				2,861,375
Mortgage company loan facility				150,000		150,000
Customer deposits			405,318	5,546		410,864
Accounts payable			361,655	443		362,098
Accrued expenses	471	37,341	600,907	462,128	(127,266)	973,581
Advances from consolidated entities			1,551,196	476,040	(2,027,236)	—
Income taxes payable	30,959					30,959
Total liabilities	31,430	2,898,716	3,605,877	1,094,157	(2,154,502)	5,475,678
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	727,053	49,400		93,734	(143,134)	727,053
Retained earnings (deficit)	5,161,551	(31,559)	5,612,108	178,639	(5,759,188)	5,161,551
Treasury stock, at cost	(1,130,878)					(1,130,878)
Accumulated other comprehensive income	694					694
Total stockholders’ equity	4,760,199	17,841	5,612,156	275,379	(5,905,376)	4,760,199
Noncontrolling interest				8,713		8,713
Total equity	4,760,199	17,841	5,612,156	284,092	(5,905,376)	4,768,912
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590

Condensed Consolidating Statement of Operations and Comprehensive Income for the six months ended April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			2,967,351	64,014		3,031,365
Land sales and other			30,793	107,644	(90,527)	47,910
	—	—	2,998,144	171,658	(90,527)	3,079,275

Cost of revenues:
Home sales			2,365,786	50,965	(159)	2,416,592
Land sales and other			7,979	62,801	(33,606)	37,174
	—	—	2,373,765	113,766	(33,765)	2,453,766
Selling, general and administrative	491	1,395	355,050	36,095	(52,422)	340,609
Income (loss) from operations	(491)	(1,395)	269,329	21,797	(4,340)	284,900
Other:
Income from unconsolidated entities			8,541	2,018		10,559
Other income – net			12,255	14,250	5,641	32,146
Intercompany interest income		67,004	870	2,980	(70,854)	—
Interest expense		(65,609)	(2,980)	(964)	69,553	—
Income from subsidiaries	328,096		40,081		(368,177)	—
Income before income taxes	327,605	—	328,096	40,081	(368,177)	327,605
Income tax provision	86,231		86,355	10,549	(96,904)	86,231
Net income	241,374	—	241,741	29,532	(271,273)	241,374
Other comprehensive income	112					112
Total comprehensive income	241,486	—	241,741	29,532	(271,273)	241,486

Condensed Consolidating Statement of Operations and Comprehensive Income for the six months ended April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			2,627,343	237,658	(90,334)	2,774,667
Cost of revenues			2,093,152	171,743	(32,258)	2,232,637
Selling, general and administrative	32	1,627	333,128	40,334	(51,202)	323,919
	32	1,627	2,426,280	212,077	(83,460)	2,556,556
Income (loss) from operations	(32)	(1,627)	201,063	25,581	(6,874)	218,111
Other:
Income from unconsolidated entities			6,733	34,711		41,444
Other income – net			12,683	4,066	8,042	24,791
Intercompany interest income		69,203	389	2,081	(71,673)	—
Interest expense		(67,576)	(2,081)	(786)	70,443	—
Income from subsidiaries	284,378		65,653		(350,031)	—
Income before income taxes	284,346	—	284,440	65,653	(350,093)	284,346
Income tax provision	40,429		40,442	9,335	(49,777)	40,429
Net income	243,917	—	243,998	56,318	(300,316)	243,917
Other comprehensive income	341					341
Total comprehensive income	244,258	—	243,998	56,318	(300,316)	244,258

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,675,155	36,902		1,712,057
Land sales and other			15,460	34,329	(45,752)	4,037
	—	—	1,690,615	71,231	(45,752)	1,716,094

Cost of revenues:
Home sales			1,344,891	29,616	(160)	1,374,347
Land sales and other			3,841	16,909	(17,829)	2,921
	—	—	1,348,732	46,525	(17,989)	1,377,268
Selling, general and administrative	101	662	185,133	17,342	(24,867)	178,371
Income (loss) from operations	(101)	(662)	156,750	7,364	(2,896)	160,455
Other:
Income from unconsolidated entities			3,154	1,265		4,419
Other income – net			6,758	1,019	3,508	11,285
Intercompany interest income		32,883	343	1,475	(34,701)	—
Interest expense		(32,221)	(1,475)	(393)	34,089	—
Income from subsidiaries	176,260		10,730		(186,990)	—
Income before income taxes	176,159	—	176,260	10,730	(186,990)	176,159
Income tax provision	46,835		46,859	2,914	(49,773)	46,835
Net income	129,324	—	129,401	7,816	(137,217)	129,324
Other comprehensive income	56					56
Total comprehensive income	129,380	—	129,401	7,816	(137,217)	129,380

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,511,989	133,544	(46,334)	1,599,199
Cost of revenues			1,218,344	94,256	(14,443)	1,298,157
Selling, general and administrative	14	787	171,049	20,161	(25,359)	166,652
	14	787	1,389,393	114,417	(39,802)	1,464,809
Income (loss) from operations	(14)	(787)	122,596	19,127	(6,532)	134,390
Other:
Income from unconsolidated entities			1,601	963		2,564
Other income – net			6,798	3,022	5,974	15,794
Intercompany interest income		36,508	389	1,058	(37,955)	—
Interest expense		(35,721)	(1,058)	(418)	37,197	—
Income from subsidiaries	152,762		23,752		(176,514)	—
Income before income taxes	152,748	—	154,078	23,752	(177,830)	152,748
Income tax provision (benefit)	40,938		52,971	(2,527)	(50,444)	40,938
Net income	111,810	—	101,107	26,279	(127,386)	111,810
Other comprehensive income	170					170
Total comprehensive income	111,980	—	101,107	26,279	(127,386)	111,980

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	(525)	(3,635)	(69,339)	(1,854)	(10,325)	(85,678)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment - net			(45,805)	864		(44,941)
Investments in unconsolidated entities			(3,091)	(28,469)		(31,560)
Return of investments in unconsolidated entities				70,465		70,465
Investment in foreclosed real estate and distressed loans				(522)		(522)
Return of investments in foreclosed real estate and distressed loans				1,214		1,214
Proceeds from sales of golf club property and an office building			15,319	18,220		33,539
Investment paid - intercompany			(57,917)		57,917	—
Intercompany advances	56,901	353,635			(410,536)	—
Net cash provided by (used in) investing activities	56,901	353,635	(91,494)	61,772	(352,619)	28,195
Cash flow provided by (used in) financing activities:
Proceeds from loans payable			300,000	1,039,641		1,339,641
Debt issuance costs for loans payable			(1,948)			(1,948)
Principal payments of loans payable			(52,165)	(1,079,630)		(1,131,795)
Redemption of senior notes		(350,000)				(350,000)
Proceeds from stock-based benefit plans, net	1,302					1,302
Purchase of treasury stock	(25,244)					(25,244)
Dividends paid	(32,434)					(32,434)
Receipts related to noncontrolling interest, net				13		13
Investment received - intercompany				57,917	(57,917)	—
Intercompany advances			(395,905)	(24,956)	420,861	—
Net cash (used in) provided by financing activities	(56,376)	(350,000)	(150,018)	(7,015)	362,944	(200,465)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(310,851)	52,903	—	(257,948)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	171,072	—	1,182,939
Cash and cash equivalents, end of period	—	—	701,016	223,975	—	924,991

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(34,719)	5,576	(357,136)	61,072	(1,061)	(326,268)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(6,660)	159		(6,501)
Investments in unconsolidated entities			(1,393)	(9,407)		(10,800)
Return of investments in unconsolidated entities			23,421	30,894		54,315
Investment in foreclosed real estate and distressed loans				(195)		(195)
Return of investments in foreclosed real estate and distressed loans				3,122		3,122
Intercompany advances	346,154	(402,166)			56,012	—
Net cash provided by (used in) investing activities	346,154	(402,166)	15,368	24,573	56,012	39,941
Cash flow provided by (used in) financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Debt issuance costs for senior notes		(3,410)				(3,410)
Proceeds from loans payable			450,000	788,283		1,238,283
Principal payments of loans payable			(471,270)	(804,878)		(1,276,148)
Proceeds from stock-based benefit plans, net	9,133					9,133
Purchase of treasury stock	(291,478)					(291,478)
Dividends paid	(29,090)					(29,090)
Intercompany advances			112,935	(57,984)	(54,951)	—
Net cash provided by (used in) financing activities	(311,435)	396,590	91,665	(74,579)	(54,951)	47,290
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(250,103)	11,066	—	(239,037)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	534,704	180,607	—	715,311
Cash, cash equivalents, and restricted cash, end of period	—	—	284,601	191,673	—	476,274

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
On November 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). Upon adoption, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” Prior periods are not restated. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the adoption of ASC 606.
OVERVIEW
Financial and Operational Highlights
In the six-month period ended April 30, 2019, we recognized $3.08 billion of revenues, consisting of $3.03 billion of home sales revenue and $47.9 million of land sales revenue, and net income of $241.4 million, as compared to $2.77 billion of revenues and net income of $243.9 million in the six-month period ended April 30, 2018. In the three-month period ended April 30, 2019, we recognized $1.72 billion of revenues, consisting of $1.71 billion of home sales revenue and $4.0 million of land sales revenue, and net income of $129.3 million, as compared to $1.60 billion of revenues and net income of $111.8 million in the three-month period ended April 30, 2018.
In the six-month periods ended April 30, 2019 and 2018, the value of net contracts signed was $3.17 billion (3,803 homes) and $4.07 billion (4,488 homes), respectively. In the three-month periods ended April 30, 2019 and 2018, the value of net contracts signed was $2.00 billion (2,424 homes) and $2.38 billion (2,666 homes), respectively.
The value of our backlog at April 30, 2019 was $5.66 billion (6,467 homes), as compared to our backlog at April 30, 2018 of $6.36 billion (7,030 homes). Our backlog at October 31, 2018 was $5.52 billion (6,105 homes), as compared to backlog of $5.06 billion (5,851 homes) at October 31, 2017.
At April 30, 2019, we had $924.4 million of cash and cash equivalents on hand and approximately $1.12 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At April 30, 2019, we had no outstanding borrowings and we had approximately $179.3 million of outstanding letters of credit under the Credit Facility.
At April 30, 2019, we owned or controlled through options approximately 54,600 home sites, as compared to approximately 53,400 at October 31, 2018; and approximately 48,300 at October 31, 2017. Of the approximately 54,600 total home sites that we owned or controlled through options at April 30, 2019, we owned approximately 33,500 and controlled approximately 21,100 through options. Of the 33,500 home sites owned, approximately 16,000 were substantially improved. In addition, at April 30, 2019, we expected to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At April 30, 2019, we were selling from 311 communities, compared to 315 at October 31, 2018; and 305 at October 31, 2017.
At April 30, 2019, our total stockholders’ equity and our debt to total capitalization ratio were $4.94 billion and 0.42 to 1.00, respectively.

Our Business Environment and Current Outlook
In the three months ended April 30, 2019, we signed 2,424 contracts for the sale of Traditional Home Building Product and City Living units with an aggregate value of $2.00 billion, compared to 2,666 contracts with an aggregate value of $2.38 billion in the three months ended April 30, 2018, and 2,511 contracts with an aggregate value of $2.02 billion in the three months ended April 30, 2017. In our fourth quarter of fiscal 2018 and first quarter of fiscal 2019, we experienced a moderation in demand, in particular in California, which continued into the second quarter of fiscal 2019, although we experienced an improvement in demand late in our second fiscal quarter. We attribute this decline in demand to an industry-wide slowdown that began in the second half of fiscal 2018 arising from the cumulative impact of rising interest rates, increased prices, and a shift in buyer sentiment.
We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future.
Acquisition – Subsequent Event
In May 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”), a builder in metropolitan Atlanta, Georgia, for approximately $93.2 million in cash. The assets acquired were primarily inventory, including approximately 950 home sites owned or controlled through land purchase agreements. In connection with this acquisition, we assumed contracts to deliver 125 homes with an aggregate value of $66.1 million. The average price of undelivered homes at the date of acquisition was approximately $528,900. As a result of this acquisition, our selling community count increased by 10 communities at the acquisition date.
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. As required under accounting rules, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $31.2 million in the six months ended April 30, 2018. See Note 8, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the six months and three months ended April 30, 2019 and 2018 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Six months ended April 30,			Three months ended April 30,
	2019	2018	% Change	2019	2018	% Change
Revenues:(1)
Home sales	$3,031.4	$2,774.7	9%	$1,712.1	$1,599.2	7%
Land sales	47.9	—		4.0	—
	3,079.3	2,774.7	11%	1,716.1	1,599.2
Cost of revenues:(1)
Home sales	2,416.6	2,232.6	8%	1,374.3	1,298.2	6%
Land sales	37.2	—		2.9	—
	2,453.8	2,232.6	10%	1,377.3	1,298.2
Selling, general and administrative	340.6	323.9	5%	178.4	166.7	7%
Income from operations	284.9	218.1	31%	160.5	134.4	19%
Other
Income from unconsolidated entities	10.6	41.4	(75)%	4.4	2.6	72%
Other income – net	32.1	24.8	30%	11.3	15.8	(28)%
Income before income taxes	327.6	284.3	15%	176.2	152.7	15%
Income tax provision	86.2	40.4	113%	46.8	40.9	14%
Net income	$241.4	$243.9	(1)%	$129.3	$111.8	16%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	79.7%	80.5%		80.3%	81.2%
Land sales cost of revenues as a percentage of land sales revenues (1)	77.6%			72.4%
SG&A as a percentage of home sale revenues	11.2%	11.7%		10.4%	10.4%
Effective tax rate	26.3%	14.2%		26.6%	26.8%

Deliveries – units	3,441	3,309	4%	1,911	1,886	1%
Deliveries – average delivered price (2)	$881.0	$838.5	5%	$895.9	$847.9	6%

Net contracts signed – value	$3,166.6	$4,073.6	(22)%	$2,003.3	$2,383.2	(16)%
Net contracts signed – units	3,803	4,488	(15)%	2,424	2,666	(9)%
Net contracts signed – average selling price (2)	$832.7	$907.7	(8)%	$826.4	$893.9	(8)%

	April 30, 2019	April 30, 2018	% Change	October 31, 2018	October 31, 2017	% Change
Backlog – value	$5,661.7	$6,360.4	(11)%	$5,522.5	$5,061.5	9%
Backlog – units	6,467	7,030	(8)%	6,105	5,851	4%
Backlog – average selling price (2)	$875.5	$904.8	(3)%	$904.6	$865.1	5%

(1)
On November 1, 2018, we adopted ASC 606. Upon adoption, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” During the six months ended April 30, 2018, we recognized land sales revenues and land sales cost of revenues of $41.4 million and $38.1 million, respectively. During the three months ended April 30, 2018, we recognized land sales revenues and land sales cost of revenues of $34.4 million and $31.8 million, respectively. Further, retained customer deposits, which totaled $6.4 million and $3.2 million during the six months and three months ended April 30, 2019, respectively, are included in “Home sales revenue” where previously they were included in “Other income – net.” During the six months and three months ended April 30, 2018, retained customer deposits were $4.2 million and $3.1 million, respectively. Prior period balances have not been restated.

(2)	$ amounts in thousands.
Note: Due to rounding, amounts may not add.

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was attributable to a 4% increase in the number of homes delivered and a 5% increase in the average price of the homes delivered. The increase in the number of homes delivered was primarily due to an increase in the number of homes that signed and settled in the fiscal 2019 period, as compared to the fiscal 2018 period, and an increase in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017, offset, in part, by a decrease in backlog conversion in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in the average delivered home price was mainly due to an increase in the number of homes delivered in California, where home prices were higher; price increases in homes delivered in California and the West region; and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey, Virginia, and the West region in the fiscal 2019 period, as compared to the fiscal 2018 period. These increases were partially offset by a shift in the number of homes delivered to less expensive areas in City Living in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was principally due to an increase in home sales revenues generated in California, where home sales cost of revenues, as a percentage of home sales revenues, was lower than the Company average; a shift to higher margin products/areas in City Living and the West region; a state reimbursement of $6.5 million of previously expensed environmental clean-up costs received in the fiscal 2019 period; and lower interest expense. These decreases were offset, in part, by higher material and labor costs and higher inventory impairment charges. In the six months ended April 30, 2019 and 2018, interest expense as a percentage of home sales revenues was 2.6% and 2.8%, respectively, and we recognized inventory impairments and write-offs of $27.0 million and $17.7 million, respectively.
The increase in home sale revenues for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was attributable to a 6% increase in the average price of the homes delivered and a 1% increase in the number of homes delivered. The increase in the average delivered home price was mainly due to price increases in homes delivered in California and the West region and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey, Virginia, and the West region in the fiscal 2019 period, as compared to the fiscal 2018 period. These increases were partially offset by a shift in the number of homes delivered to less expensive areas in City Living in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in the number of homes delivered was primarily due to an increase in the number of homes that signed and settled in the fiscal 2019 period, as compared to the fiscal 2018 period, partially offset by a decrease in backlog conversion in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was principally due to an increase in home sales revenues generated in California, where home sales cost of revenues, as a percentage of home sales revenues, was lower than the Company average; a shift to higher margin products/areas in City Living and the West region; a state reimbursement of $6.5 million of previously expensed environmental clean-up costs received in the fiscal 2019 period; and lower interest expense. These decreases were offset, in part, by higher material and labor costs and higher inventory impairment charges. In the three months ended April 30, 2019 and 2018, interest expense as a percentage of home sales revenues was 2.6% and 2.8%, respectively, and we recognized inventory impairments and write-offs of $19.4 million and $13.8 million, respectively.
Land Sales Revenues and Land Sales Cost of Revenues
Our revenues from land sales generally consist of the following: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In the six months ended April 30, 2019, we recognized a gain of $8.4 million from the sale of land to a newly formed Rental Property Joint Venture in which we have an interest of 25%.
Prior to the adoption of ASC 606, land sales activity was reported within “Other income – net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. During the six months ended April 30, 2018, we recognized land sales revenues and land sales cost of revenues in “Other income – net” of $41.4 million and $38.1 million, respectively. During the three months ended April 30, 2018, we recognized land sales revenues and land sales cost of revenues in “Other income – net” of $34.4 million and $31.8 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $16.7 million and $11.7 million in the six-month and three month periods ended April 30, 2019, respectively, as compared to the six-month and three months periods ended April 30, 2018. As a percentage of home sales revenues, SG&A was 11.2% and 11.7% in the six months ended April 30, 2019 and 2018, respectively. As a percentage of home sales revenues, SG&A was 10.4% in each of the three-month periods ended April 30, 2019 and 2018. The dollar increases in SG&A was due primarily to increased compensation costs due to a higher number of employees, increased sales and marketing costs, and costs related to the implementation of new enterprise information technology systems. The higher sales and marketing costs were the result of the increased number of homes delivered, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the greater number of home delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, and the implementation of the new enterprise information technology systems. The decrease in SG&A as a percentage of revenues in the six-month period ended April 30, 2019, as compared to the six-month period ended April 30, 2018, was due to a lower increase in SG&A spending, at 5%, relative to revenues, which increased 9% from the fiscal 2018 period.
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
Income from unconsolidated entities decreased by $30.8 million and increased by $1.8 million in the six-month and three-month periods ended April 30, 2019, respectively, as compared to the six-month and three-month periods ended April 30, 2018. The decrease in the six-month period ended April 30, 2019, as compared to the six-month period ended April 30, 2018, was due mainly to a $30.8 million gain recognized in the fiscal 2018 period from an asset sale by one of our Rental Property Joint Ventures located in College Park, Maryland.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2019	2018	2019	2018
Income from ancillary businesses	$18,086	$7,456	$4,242	$4,873
Management fee income from home building unconsolidated entities, net	4,727	7,425	3,119	4,354
Income from land sales		3,287		2,587
Retained customer deposits		4,155		3,071
Other	9,333	2,468	3,924	909
Total other income – net	$32,146	$24,791	$11,285	$15,794
As a result of our adoption of ASC 606 on November 1, 2018, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” In addition, retained customer deposits are included in “Home sales revenue” where previously they were included in “Other income – net.” Prior periods are not restated. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the adoption of ASC 606.
The increase in income from ancillary businesses in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was mainly due to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. In addition, in the six-month periods ended April 30, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $4.7 million and $4.0 million, respectively. In the three-month periods ended April 30, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $2.1 million and $1.7 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.

The increases in “other” in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to higher interest income earned in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Income Before Income Taxes
For the six-month period ended April 30, 2019, we reported income before income taxes of $327.6 million, as compared to $284.3 million in the six-month period ended April 30, 2018. For the three-month period ended April 30, 2019, we reported income before income taxes of $176.2 million, as compared to $152.7 million in the three-month period ended April 30, 2018.
Income Tax Provision
We recognized income tax provisions of $86.2 million and $46.8 million in the six-month and three-month periods ended April 30, 2019, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2019 periods, our federal tax provision would have been $68.8 million and $37.0 million in the six-month and three-month periods ended April 30, 2019, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate in the six-month and three-month periods ended April 30, 2019 were mainly due to the provision for state income taxes.
In the six-month and three-month periods ended April 30, 2018, we recognized income tax provisions of $40.4 million and $40.9 million, respectively. Based upon the blended federal statutory rate of 23.3% for the fiscal 2018 periods, our federal tax provisions would have been $66.3 million and $35.6 million in the six-month and three-month periods ended April 30, 2018, respectively. The difference between the tax provisions recognized and the tax provisions based on the federal statutory rate in the six-month period ended April 30, 2018 was mainly due to the impact of the Tax Act, excess tax benefits related to stock-based compensation, and tax benefits related to the utilization of domestic production activities deductions, offset, in part, by the provision for state income taxes. See Note 8, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act. The difference between the tax provision recognized and the tax provision based on the federal statutory rate in the three-month period ended April 30, 2018 was primarily due to the provision for state income taxes partially offset by tax benefits related to the utilization of domestic production activities deductions.
Contracts
The aggregate value of net contracts signed decreased $907.0 million, or 22%, in the six-month period ended April 30, 2019, as compared to the prior year period. In the six-month periods ended April 30, 2019 and 2018, the value of net contracts signed was $3.17 billion (3,803 homes) and $4.07 billion (4,488 homes), respectively.
The aggregate value of net contracts signed decreased $379.9 million, or 16%, in the three-month period ended April 30, 2019, as compared to the prior year period. In the three-month periods ended April 30, 2019 and 2018, the value of net contracts signed was $2.00 billion (2,424 homes) and $2.38 billion (2,666 homes), respectively.
The decreases in the aggregate value of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were the result of decreases of 15% and 9%, respectively, in the number of net contracts signed and a decrease of 8% in the average value of each contract signed in each of the six-month and three month periods ended April 30, 2019, as compared to the six-month and three-month periods ended April 30, 2018. The decreases in the number of net contracts signed were the result of decreased demand and a lack of inventory in certain locations in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The decreases in average price of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to a shift in the number of contracts signed to less expensive areas and/or products and a decrease in home prices in certain markets in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Backlog
The value of our backlog at April 30, 2019 decreased 11% to $5.66 billion (6,467 homes), as compared to the value of our backlog at April 30, 2018 of $6.36 billion (7,030 homes). Our backlog at October 31, 2018 and 2017 was $5.52 billion (6,105 homes) and $5.06 billion (5,851 homes), respectively.
The decrease in the value of our backlog at April 30, 2019, as compared to the backlog at April 30, 2018, was primarily attributable to a decrease in net contracts signed and an increase in deliveries in the six months ended April 30, 2019, as compared the three months ended April 30, 2018, partially offset by a higher backlog of homes at October 31, 2018, as compared to October 31, 2017.
For more information regarding results of operations by segment, see “Segments” in this MD&A.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2019
At April 30, 2019 and October 31, 2018, we had $924.4 million and $1,182.2 million, respectively, of cash and cash equivalents. Cash used in operating activities during the six-month period ended April 30, 2019 was $85.7 million. Cash used in operating activities during the fiscal 2019 period was primarily related to the purchase of inventory; decreases in accounts payable, accrued expenses, and income taxes payable; and an increase in receivables, prepaid expenses, and other assets; offset, in part, by net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes); an increase in mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits – net.
In the six-month period ended April 30, 2019, cash provided by investing activities was $28.2 million, which was primarily related to $70.5 million of cash received as returns of our investments in unconsolidated entities and proceeds of $33.5 million of cash received from the sale of one of our golf club properties and an office building in two separate transactions with unrelated third parties. This activity was offset, in part, by $44.9 million for the purchase of property and equipment and $31.6 million used to fund our investments in unconsolidated entities.
We used $200.5 million of cash in financing activities in the six-month period ended April 30, 2019, primarily for the repayment of $350.0 million of senior notes; the repurchase of $25.2 million of our common stock; and the payment of dividends on our common stock of $32.4 million; offset, in part, by borrowings of $207.8 million of loans payable, net of repayments.
Fiscal 2018
At April 30, 2018 and October 31, 2017, we had $475.1 million and $712.8 million, respectively, of cash and cash equivalents. Cash used in operating activities during the six-month period ended April 30, 2018 was $326.3 million. Cash used in operating activities during the fiscal 2018 period was primarily related to the purchase of inventory; an increase in receivables, prepaid expenses, and other assets; and a decrease in income taxes payable; offset, in part, by net income adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes; an increase in mortgage loans sold, net of mortgage loans originated; and increases in customer deposits, accounts payable, and accrued expenses.
In the six-month period ended April 30, 2018, cash provided by investing activities was $39.9 million, which was primarily related to $57.4 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans. This was offset, in part, by $10.8 million used to fund our investments in unconsolidated entities and by $6.5 million for the purchase of property and equipment.
We generated $47.3 million of cash from financing activities in the six-month period ended April 30, 2018, primarily from the net proceeds of $396.6 million from the issuance of $400.0 million aggregate principal amount of 4.350% Senior Notes due 2028 and the proceeds of $9.1 million from our stock-based benefit plans; offset, in part, by the repurchase of $291.5 million of our common stock; the repayment of $37.9 million of loans payable, net of borrowings; and the payment of dividends on our common stock of $29.1 million.
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At April 30, 2019, we owned or controlled through options approximately 54,600 home sites, of which we owned approximately 33,500. Of our owned home sites at April 30, 2019, significant improvements were completed on approximately 16,000 of them.
At April 30, 2019, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.45 billion (including $44.0 million of land to be acquired from joint ventures in which we have invested). Of the $2.45 billion of land purchase commitments, we paid or deposited $180.7 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.22 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash provided by investing activities.” At April 30, 2019, we had purchase commitments to acquire land for apartment developments of approximately $326.9 million, of which we had outstanding deposits in the amount of $14.3 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.59 billion. Under the terms of the Credit Facility, at April 30, 2019, our leverage ratio was approximately 0.56 to 1.00, and our tangible net worth was approximately $4.90 billion. At April 30, 2019, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit thereunder of approximately $179.3 million.
At April 30, 2019, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. Under the terms of the Term Loan Facility, at April 30, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.76 billion. Under the terms of the Term Loan Facility, at April 30, 2019, our leverage ratio was approximately 0.56 to 1.00, and our tangible net worth was approximately $4.90 billion.
Under the most restrictive provisions of the Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.00 billion and our ability to pay cash dividends was limited to approximately $2.14 billion as of April 30, 2019.
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
At April 30, 2019, we had investments in these entities of $390.1 million and were committed to invest or advance up to an additional $30.9 million to these entities if they require additional funding. At April 30, 2019, we had agreed to terms for the acquisition of 124 home sites from two joint ventures for an estimated aggregate purchase price of $44.0 million. In addition, we expect to purchase approximately 2,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.

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
We believe that, as of April 30, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2019, certain unconsolidated entities have loan commitments aggregating $1.23 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $310.6 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2019, the unconsolidated entities had borrowed an aggregate of $903.5 million, of which we estimate $271.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from two months to 42 months. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2018 Form 10-K, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2018, there have been no material changes to those critical accounting policies, except that we updated our revenue recognition policies due to our adoption of ASC 606, as follows:
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
Sales Incentives: In order to promote sales of our homes, from time to time we grant our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the adoption of ASC 606.

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$391.4	$360.5	9%	553	547	1%	$707.8	$659.0	7%
Mid-Atlantic	461.4	461.9	—%	692	730	(5)%	$666.8	$632.7	5%
South	492.5	412.2	19%	661	540	22%	$745.1	$763.3	(2)%
West	665.3	607.4	10%	922	944	(2)%	$721.6	$643.4	12%
California	870.6	725.5	20%	477	455	5%	$1,825.2	$1,594.5	14%
Traditional Home Building	2,881.2	2,567.5	12%	3,305	3,216	3%	$871.8	$798.4	9%
City Living	152.7	207.2	(26)%	136	93	46%	$1,122.8	$2,228.0	(50)%
Other	(2.5)
Total home sales revenue	3,031.4	2,774.7	9%	3,441	3,309	4%	$881.0	$838.5	5%
Land sales revenue	47.9
Total revenue	$3,079.3	$2,774.7

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$221.9	$226.2	(2)%	316	338	(7)%	$702.2	$669.3	5%
Mid-Atlantic	255.7	254.9	—%	387	398	(3)%	$660.7	$640.5	3%
South	284.4	240.7	18%	380	319	19%	$748.3	$754.6	(1)%
West	364.9	349.4	4%	488	532	(8)%	$747.7	$656.7	14%
California	500.5	438.4	14%	268	270	(1)%	$1,867.7	$1,623.5	15%
Traditional Home Building	1,627.4	1,509.6	8%	1,839	1,857	(1)%	$884.9	$812.9	9%
City Living	84.1	89.6	(6)%	72	29	148%	$1,167.7	$3,090.8	(62)%
Other	0.6
Total home sales revenue	1,712.1	1,599.2	7%	1,911	1,886	1%	$895.9	$847.9	6%
Land sales revenue	4.0
Total revenue	$1,716.1	$1,599.2

Net Contracts Signed:

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$457.0	$450.0	2%	648	634	2%	$705.2	$709.8	(1)%
Mid-Atlantic	567.5	559.9	1%	877	872	1%	$647.1	$642.1	1%
South	543.5	578.5	(6)%	766	769	—%	$709.5	$752.3	(6)%
West	721.3	779.0	(7)%	994	1,149	(13)%	$725.7	$678.0	7%
California	774.6	1,547.2	(50)%	454	952	(52)%	$1,706.2	$1,625.2	5%
Traditional Home Building	3,063.9	3,914.6	(22)%	3,739	4,376	(15)%	$819.4	$894.6	(8)%
City Living	102.7	159.0	(35)%	64	112	(43)%	$1,604.7	$1,419.6	13%
Total	$3,166.6	$4,073.6	(22)%	3,803	4,488	(15)%	$832.7	$907.7	(8)%

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$285.5	$252.5	13%	407	363	12%	$701.4	$695.6	1%
Mid-Atlantic	346.5	347.8	—%	530	548	(3)%	$653.7	$634.6	3%
South	348.1	339.5	3%	498	466	7%	$698.9	$728.4	(4)%
West	454.4	445.1	2%	643	660	(3)%	$706.8	$674.4	5%
California	505.7	901.2	(44)%	305	564	(46)%	$1,657.9	$1,597.9	4%
Traditional Home Building	1,940.2	2,286.1	(15)%	2,383	2,601	(8)%	$814.2	$878.9	(7)%
City Living	63.1	97.1	(35)%	41	65	(37)%	$1,538.9	$1,494.3	3%
Total	$2,003.3	$2,383.2	(16)%	2,424	2,666	(9)%	$826.4	$893.9	(8)%
Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$834.8	$905.6	(8)%	1,193	1,304	(9)%	$699.7	$694.5	1%
Mid-Atlantic	865.5	839.7	3%	1,327	1,285	3%	$652.2	$653.4	—%
South	955.5	982.2	(3)%	1,271	1,284	(1)%	$751.8	$765.0	(2)%
West	1,088.3	1,143.6	(5)%	1,472	1,602	(8)%	$739.3	$713.8	4%
California	1,789.9	2,316.8	(23)%	1,110	1,384	(20)%	$1,612.6	$1,674.0	(4)%
Traditional Home Building	5,534.0	6,187.9	(11)%	6,373	6,859	(7)%	$868.4	$902.2	(4)%
City Living	127.7	172.5	(26)%	94	171	(45)%	$1,358.4	$1,009.0	35%
Total	$5,661.7	$6,360.4	(11)%	6,467	7,030	(8)%	$875.5	$904.8	(3)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$768.5	$816.1	(6)%	1,098	1,217	(10)%	$699.9	$670.6	4%
Mid-Atlantic	758.8	741.6	2%	1,142	1,143	—%	$664.4	$648.8	2%
South	903.2	815.9	11%	1,166	1,055	11%	$774.6	$773.4	—%
West	1,031.1	972.0	6%	1,400	1,397	—%	$736.5	$695.7	6%
California	1,883.3	1,495.1	26%	1,133	887	28%	$1,662.2	$1,685.6	(1)%
Traditional Home Building	5,344.9	4,840.7	10%	5,939	5,699	4%	$900.0	$849.4	6%
City Living	177.6	220.8	(20)%	166	152	9%	$1,069.7	$1,452.7	(26)%
Total	$5,522.5	$5,061.5	9%	6,105	5,851	4%	$904.6	$865.1	5%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Six months ended April 30,			Three months ended April 30,
	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$18.0	$2.0	800%	$7.3	$1.7	329%
Mid-Atlantic	18.9	34.3	(45)%	7.5	20.4	(63)%
South	47.3	39.3	20%	31.5	27.1	16%
West	87.4	78.7	11%	43.8	48.0	(9)%
California	180.2	146.5	23%	106.6	85.7	24%
Traditional Home Building	351.8	300.8	17%	196.7	182.9	8%
City Living	40.5	46.6	(13)%	25.9	16.7	55%
Corporate and other	(64.7)	(63.1)	(3)%	(46.4)	(46.9)	(1)%
Total	$327.6	$284.3	15%	$176.2	$152.7	15%
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.

Traditional Home Building
North

	Six months ended April 30,			Three months ended April 30,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$391.4	$360.5	9%	$221.9	$226.2	(2)%
Units delivered	553	547	1%	316	338	(7)%
Average delivered price ($ in thousands)	$707.8	$659.0	7%	$702.2	$669.3	5%

Net Contracts Signed:
Net contract value ($ in millions)	$457.0	$450.0	2%	$285.5	$252.5	13%
Net contracted units	648	634	2%	407	363	12%
Average contracted price ($ in thousands)	$705.2	$709.8	(1)%	$701.4	$695.6	1%

Home sales cost of revenues as a percentage of home sale revenues	85.8%	90.1%		88.2%	91.8%

Income before income taxes ($ in millions)	$18.0	$2.0	800%	$7.3	$1.7	329%

Number of selling communities at April 30,	53	48	10%
The increase in the number of homes delivered in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was mainly due to higher backlog conversion and an increase in the number of homes signed and settled in the fiscal 2019 period, as compared to the fiscal 2018 period. These increases were partially offset by a decrease in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The decrease in the number of homes delivered in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was due primarily to a decrease in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017, offset, in part, by an increase in the number of homes signed and settled in the fiscal 2019 period, as compared to the fiscal 2018 period. The increases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods, particularly in New Jersey.
The increases in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to an increase in demand and an increase in the average number of selling communities in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The increases in income before income taxes in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally attributable to lower home sales cost of revenues, as a percentage of home sale revenues. The increase in the six-month period ended April 30, 2019 also benefited from higher earnings from increased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in product mix/areas to higher-margin areas and lower inventory impairment charges in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Inventory impairment charges were $9.7 million and $8.0 million in the six months and three months ended April 30, 2019, respectively, as compared to $16.5 million and $13.4 million in the six months and three months ended April 30, 2018, respectively. During our review of operating communities for impairment in the three months ended April 30, 2019, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker-than-expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Illinois needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the fiscal 2019 period to its estimated fair value resulting in a charge to income before income taxes of $6.6 million. During the review in the three months ended April 30, 2018, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker-than-expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut also needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the three months ended April 30, 2018 to its estimated fair value resulting in a charge to income before income taxes of $12.0 million. In addition, during the review in the three months ended January 31, 2018, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Illinois rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in the three months ended January 31, 2018 of $2.2 million.
Mid-Atlantic

	Six months ended April 30,			Three months ended April 30,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$461.4	$461.9	—%	$255.7	$254.9	—%
Units delivered	692	730	(5)%	387	398	(3)%
Average delivered price ($ in thousands)	$666.8	$632.7	5%	$660.7	$640.5	3%

Net Contracts Signed:
Net contract value ($ in millions)	$567.5	$559.9	1%	$346.5	$347.8	—%
Net contracted units	877	872	1%	530	548	(3)%
Average contracted price ($ in thousands)	$647.1	$642.1	1%	$653.7	$634.6	3%

Home sales cost of revenues as a percentage of home sale revenues	86.8%	84.0%		88.8%	84.0%

Income before income taxes ($ in millions)	$18.9	$34.3	(45)%	$7.5	$20.4	(63)%

Number of selling communities at April 30,	54	57	(5)%
The decreases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to lower backlog conversion in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The increases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The decrease in the number of net contracts signed in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was principally due to a decrease in demand in Virginia, offset, in part, by an increase in the average number of selling communities in Pennsylvania. The increases in the average value of each contract signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The decreases in income before income taxes in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to increases in home sales costs of revenues, as a percentage of home sale revenues, and increases in SG&A in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The increases in home sales costs of revenues, as a percentage of home sale revenues, in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to higher inventory impairment charges and higher material and labor costs in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Inventory impairment charges were $8.0 million in each of the six-month and three-month periods ended April 30, 2019, as compared to $54,000 and $50,000, respectively, in the six months and three months ended April 30, 2018. During our review of operating communities for impairment in the three months ended April 30, 2019, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker-than-expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for two operating communities located in Pennsylvania needed to be reduced. As a result of this reduction in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying value of these communities were written down in the three months ended April 30, 2019 to their estimated fair values resulting in a charge to income before income taxes of $8.0 million.

South

	Six months ended April 30,			Three months ended April 30,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$492.5	$412.2	19%	$284.4	$240.7	18%
Units delivered	661	540	22%	380	319	19%
Average delivered price ($ in thousands)	$745.1	$763.3	(2)%	$748.3	$754.6	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$543.5	$578.5	(6)%	$348.1	$339.5	3%
Net contracted units	766	769	—%	498	466	7%
Average contracted price ($ in thousands)	$709.5	$752.3	(6)%	$698.9	$728.4	(4)%

Home sales cost of revenues as a percentage of home sale revenues	83.6%	83.3%		82.8%	82.5%

Income before income taxes ($ in millions)	$47.3	$39.3	20%	$31.5	$27.1	16%

Number of selling communities at April 30,	71	62	15%
The increases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to an increase in the number of homes closed in Texas, which was mainly attributable to an increase in the number of homes in backlog in Texas at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The decreases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The increase in the number of net contracts signed in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was mainly due to increases in demand in Florida and North Carolina in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increases in income before income taxes in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to higher earnings from increased revenues, offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The increases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to higher inventory impairment charges, offset, in part, by a shift in product mix/areas to higher-margin areas in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Inventory impairment charges in the six months and three months ended April 30, 2019 were $4.4 million and $1.4 million, respectively, as compared to $0.6 million and $54,000 in the six months and three months ended April 30, 2018, respectively. During our review of operating communities for impairment in the three months ended January 31, 2019, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Texas rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $1.5 million in the fiscal 2019 period. In addition, during the six months ended April 30, 2019, we terminated two purchase agreements to acquire land parcels in Texas and forfeited the deposit balances outstanding. We wrote off the deposits resulting in a charges to income before income taxes of $2.1 million and $0.8 million in the six months and three months ended April 30, 2019, respectively.

West

	Six months ended April 30,			Three months ended April 30,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$665.3	$607.4	10%	$364.9	$349.4	4%
Units delivered	922	944	(2)%	488	532	(8)%
Average delivered price ($ in thousands)	$721.6	$643.4	12%	$747.7	$656.7	14%

Net Contracts Signed:
Net contract value ($ in millions)	$721.3	$779.0	(7)%	$454.4	$445.1	2%
Net contracted units	994	1,149	(13)%	643	660	(3)%
Average contracted price ($ in thousands)	$725.7	$678.0	7%	$706.8	$674.4	5%

Home sales cost of revenues as a percentage of home sale revenues	78.2%	79.2%		79.5%	79.2%

Income before income taxes ($ in millions)	$87.4	$78.7	11%	$43.8	$48.0	(9)%

Number of selling communities at April 30,	89	72	24%
The decreases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to lower backlog conversion partially offset by increases in the number of homes that signed and settled in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The increases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and price increases in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The increase in the average price of homes delivered in six-month period ended April 30, 2019, as compared to the six-month period ended April 30, 2018, was offset, in part, by an increase in deliveries in Idaho, where average delivered home prices are lower than the Company average.
The decreases in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to an decrease in demand partially offset by an increase in the average number of selling communities. The increases in the average value of each contract signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 periods.
The increase in income before income taxes in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was due mainly to higher earnings from the increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. This increase was partially offset by higher SG&A costs in the fiscal 2019 period as compared to the fiscal 2018 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in the number of homes delivered to higher margin products and/or locations and higher sales prices, offset, in part, by higher material and labor costs in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in income before income taxes in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was due mainly to higher SG&A costs, offset, in part, by higher earnings from the increased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period.

California

	Six months ended April 30,			Three months ended April 30,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$870.6	$725.5	20%	$500.5	$438.4	14%
Units delivered	477	455	5%	268	270	(1)%
Average delivered price ($ in thousands)	$1,825.2	$1,594.5	14%	$1,867.7	$1,623.5	15%

Net Contracts Signed:
Net contract value ($ in millions)	$774.6	$1,547.2	(50)%	$505.7	$901.2	(44)%
Net contracted units	454	952	(52)%	305	564	(46)%
Average contracted price ($ in thousands)	$1,706.2	$1,625.2	5%	$1,657.9	$1,597.9	4%

Home sales cost of revenues as a percentage of home sale revenues	73.8%	73.6%		73.7%	74.5%

Income before income taxes ($ in millions)	$180.2	$146.5	23%	$106.6	$85.7	24%

Number of selling communities at April 30,	40	38	5%
The increase in the number of homes delivered in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was mainly due to the increased number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017, offset, in part, by lower backlog conversion in the fiscal 2019 period, as compared to the fiscal 2018 period. The increases in the average price of homes delivered in fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2019 periods, as compared to the fiscal 2018 periods.
The decreases in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to a decrease in demand and reduced availability of lots in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The increases in the average value of each contract signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The increases in income before income taxes in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to higher earnings from the increased revenues. The increase in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was offset, in part, by a decrease in earnings from unconsolidated entities in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in earnings from unconsolidated entities in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was mainly due to one Land Development Joint Venture which completed the sale of its lots in the fiscal 2018 period.

City Living

	Six months ended April 30,			Three months ended April 30,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$152.7	$207.2	(26)%	$84.1	$89.6	(6)%
Units delivered	136	93	46%	72	29	148%
Average delivered price ($ in thousands)	$1,122.8	$2,228.0	(50)%	$1,167.7	$3,090.8	(62)%

Net Contracts Signed:
Net contract value ($ in millions)	$102.7	$159.0	(35)%	$63.1	$97.1	(35)%
Net contracted units	64	112	(43)%	41	65	(37)%
Average contracted price ($ in thousands)	$1,604.7	$1,419.6	13%	$1,538.9	$1,494.3	3%

Home sales cost of revenues as a percentage of home sale revenues	70.3%	76.6%		65.6%	81.1%

Income before income taxes ($ in millions)	$40.5	$46.6	(13)%	$25.9	$16.7	55%

Number of selling communities at April 30,	4	6	(33)%
The decreases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to less expensive buildings. In the six months and three months ended April 30, 2019, 7% and 8%, respectively, of the units delivered were located in New York City, where average home prices were higher, as compared to 43% and 69% in the six months and three months ended April 30, 2018, respectively.
The decreases in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a decrease in demand. The increase in the average sales price of net contracts signed in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was principally due to a shift to more expensive buildings in the fiscal 2019 period, as compared to the fiscal 2018 period. In the six months ended April 30, 2019, 38% of the net contracts signed were in buildings located in New York, New York, where average home prices were higher, as compared to 27% in the six months ended April 30, 2018. The increase in the average sales price of net contracts signed in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was principally due to a shift to more expensive units in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in income before income taxes in the six months ended April 30, 2019, as compared to the six months ended April 30, 2018, was mainly due to lower earnings from decreased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by lower home sales cost of revenues, as a percentage of home sale revenues, and lower interest expense in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in income before income taxes in the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, was mainly due to lower home sales cost of revenues, as a percentage of home sale revenues, and lower interest expense offset, in part, by lower earnings from decreased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The lower home sales cost of revenues, as a percentage of home sale revenues, in the fiscal 2019 periods, as compared to the fiscal 2018 periods, was due primarily to a shift in the number of homes delivered to buildings with higher margins, and a state reimbursement of $6.5 million of previously expensed environmental clean-up costs received in the fiscal 2019 periods, offset, in part, by impairment charges of $4.8 million and $2.0 million in the six months and three months ended April 30, 2019, respectively. As result of decreased demand, in the second quarter of fiscal 2019, we wrote down the carrying value of units in one building located in Maryland to their estimated fair value resulting in an impairment charge of $2.0 million. In addition, in the first quarter of fiscal 2019, we wrote down the carrying value of units in one building located in New York, New York, to their estimated fair value resulting in an impairment charge of $2.8 million.

In the six months and three months ended April 30, 2019 and 2018, earnings from our investments in unconsolidated entities decreased $1.0 million, as compared to the six months and three months ended April 30, 2018. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2019 Units	2018 Units	2019 $	2018 $	2019 Units	2018 Units	2019 $	2018 $
Deliveries	42	5	$91.5	$21.5	38	2	$74.3	$10.8
Net contracts signed	15	74	$53.4	$148.4	13	18	$43.8	$45.8

	At April 30,				At October 31,
	2019 Units	2018 Units	2019 $	2018 $	2018 Units	2017 Units	2018 $	2017 $
Backlog	107	115	$240.9	$226.0	134	46	$279.0	$99.1
Corporate and Other
In the six months ended April 30, 2019 and 2018, loss before income taxes was $64.7 million and $63.1 million, respectively. The increase in the loss before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally attributable to a $30.8 million gain recognized in the fiscal 2018 period from an asset sale by one of our Rental Property Joint Ventures located in College Park, Maryland, partially offset by a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period; an $8.4 million gain recognized from the sale of land to a newly formed Rental Property Joint Venture in the fiscal 2019 period; a change in allocation of certain SG&A from corporate and other to home building segments; and higher interest income in the fiscal 2019 period, as compared to the fiscal 2018 period.
In the three months ended April 30, 2019 and 2018, loss before income taxes was $46.4 million and $46.9 million, respectively. The decrease in the loss before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to higher interest and other income partially offset by higher SG&A expenses in the fiscal 2019 period, as compared to the fiscal 2018 period.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but do affect our earnings and cash flow. We generally do not have the obligation to prepay fixed-rate debt before maturity, and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.
The table below sets forth, at April 30, 2019, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2019	$20,930	3.76%	$—
2020	282,302	6.56%	110,162	4.38%
2021	24,675	5.25%	150	2.15%
2022	432,917	5.85%	150	2.15%
2023	415,370	4.41%	150	2.15%
Thereafter	1,560,477	4.89%	812,910	3.79%
Bond discounts, premiums and deferred issuance costs, net	(7,472)		(2,897)
Total	$2,729,199	5.14%	$920,625	3.86%
Fair value at April 30, 2019	$2,788,996		$923,522

(a)
Based upon the amount of variable-rate debt outstanding at April 30, 2019, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.2 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2018, the Pennsylvania Attorney General informed the Company that it was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and requested that we voluntarily produce documents and information. The Company has produced documents and information in response to this request and, in addition, has produced requested information and documents in response to a subpoena issued in the second quarter of fiscal 2019. Management cannot at this time predict the eventual scope or outcome of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors,” in our 2018 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2019, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2019 to February 28, 2019	1	$37.18	1	19,786
March 1, 2019 to March 31, 2019	1	$35.60	1	19,785
April 1, 2019 to April 30, 2019	1	$38.46	1	19,784
Total	3	$36.95	3

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2019, we withheld 1,146 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $41,500 of income tax withholdings and we issued the remaining 2,823 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2019, the net exercise method was not employed to exercise options.

(b)
On December 12, 2018, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions or otherwise for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program. At the time it authorized the new program, our Board of Directors terminated the existing 20 million share repurchase program authorized in December 2017.

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2019.

Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the six months ended April 30, 2019, we paid aggregate cash dividends of $0.22 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At April 30, 2019, under the most restrictive provisions of our bank credit agreements, we could have paid up to approximately $2.14 billion of cash dividends.
ITEM 6. EXHIBITS

10.1
Toll Brothers, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019)

10.2
Toll Brothers, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019)

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, filed on June 6, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 6, 2019	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 6, 2019	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)