Form 10-Q
period 2019-07-31
Toll Brothers, Inc.
filed 2019-09-05
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-09186
Toll Brothers, Inc.
(Exact name of registrant as specified in its charter)

Delaware			23-2416878
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

250 Gibraltar Road	Horsham	Pennsylvania	19044
(Address of principal executive offices)			(Zip Code)
(215) 938-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TOL	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.625% Senior Notes due 2024	TOL/24	New York Stock Exchange
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
At September 3, 2019, there were approximately 140,429,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2019	October 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$836,258	$1,182,195
Inventory	7,995,076	7,598,219
Property, construction, and office equipment, net	288,742	193,281
Receivables, prepaid expenses, and other assets (1)	720,178	550,778
Mortgage loans held for sale	169,251	170,731
Customer deposits held in escrow	88,043	117,573
Investments in unconsolidated entities	354,569	431,813
	$10,452,117	$10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,089,137	$686,801
Senior notes	2,512,877	2,861,375
Mortgage company loan facility	150,000	150,000
Customer deposits	429,665	410,864
Accounts payable	344,665	362,098
Accrued expenses	895,940	973,581
Income taxes payable	45,376	30,959
Total liabilities	5,467,660	5,475,678
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 177,937 shares issued at July 31, 2019 and October 31, 2018	1,779	1,779
Additional paid-in capital	724,411	727,053
Retained earnings	5,482,955	5,161,551
Treasury stock, at cost — 35,681 and 31,774 shares at July 31, 2019 and October 31, 2018, respectively	(1,270,922)	(1,130,878)
Accumulated other comprehensive income	862	694
Total stockholders’ equity	4,939,085	4,760,199
Noncontrolling interest	45,372	8,713
Total equity	4,984,457	4,768,912
	$10,452,117	$10,244,590

(1)
As of July 31, 2019 and October 31, 2018, receivables, prepaid expenses, and other assets include $139.9 million and $19.7 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Revenues:
Home sales	$4,788,335	$4,688,020	$1,756,970	$1,913,353
Land sales	56,631	—	8,721	—
	4,844,966	4,688,020	1,765,691	1,913,353

Cost of revenues:
Home sales	3,818,347	3,742,256	1,401,755	1,509,619
Land sales	43,406	—	6,232	—
	3,861,753	3,742,256	1,407,987	1,509,619
Selling, general and administrative	527,318	497,990	186,709	174,071
Income from operations	455,895	447,774	170,995	229,663
Other:
Income from unconsolidated entities	17,759	53,913	7,200	12,469
Other income – net	40,867	35,756	8,721	10,965
Income before income taxes	514,521	537,443	186,916	253,097
Income tax provision	126,829	100,268	40,598	59,839
Net income	$387,692	$437,175	$146,318	$193,258

Other comprehensive income, net of tax	168	512	56	170
Total comprehensive income	$387,860	$437,687	$146,374	$193,428

Per share:
Basic earnings	$2.65	$2.85	$1.01	$1.28
Diluted earnings	$2.63	$2.81	$1.00	$1.26

Weighted-average number of shares:
Basic	146,041	153,290	144,750	151,257
Diluted	147,479	155,733	146,275	153,173
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the nine months ended July 31, 2019 and 2018:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2018	1,779	727,053	5,161,551	(1,130,878)	694	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax			(17,987)				(17,987)
Net income			387,692				387,692
Purchase of treasury stock				(167,474)			(167,474)
Exercise of stock options and stock based compensation issuances		(21,951)		26,412			4,461
Employee stock purchase plan issuances		(42)		1,018			976
Stock-based compensation		19,351					19,351
Dividends declared			(48,301)				(48,301)
Other comprehensive income					168		168
Loss attributable to non-controlling interest						(5)	(5)
Capital contributions						36,664	36,664
Balance, July 31, 2019	1,779	724,411	5,482,955	(1,270,922)	862	45,372	4,984,457

Balance, October 31, 2017	1,779	720,115	4,474,064	(662,854)	(1,910)	5,896	4,537,090
Cumulative effect adjustment upon adoption of ASU 2016-09 and ASU 2018-02, net of tax		373	1,502		(412)		1,463
Net income			437,175				437,175
Purchase of treasury stock				(427,526)			(427,526)
Exercise of stock options and stock based compensation issuances		(19,998)		28,846			8,848
Employee stock purchase plan issuances		92		788			880
Stock-based compensation		21,879					21,879
Dividends declared			(45,761)				(45,761)
Other comprehensive income					512		512
Loss attributable to non-controlling interest						(3)	(3)
Capital contributions						2,823	2,823
Balance, July 31, 2018	1,779	722,461	4,866,980	(1,060,746)	(1,810)	8,716	4,537,380

For the three months ended July 31, 2019 and 2018:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, April 30, 2019	1,779	721,311	5,352,424	(1,135,166)	806	45,086	4,986,240
Net income			146,318				146,318
Purchase of treasury stock				(142,230)			(142,230)
Exercise of stock options and stock based compensation issuances		(2,284)		6,167			3,883
Employee stock purchase plan issuances		(51)		307			256
Stock-based compensation		5,435					5,435
Dividends declared			(15,787)				(15,787)
Other comprehensive income					56		56
Loss attributable to non-controlling interest						(1)	(1)
Capital contributions						287	287
Balance, July 31, 2019	1,779	724,411	5,482,955	(1,270,922)	862	45,372	4,984,457

Balance, April 30, 2018	1,779	715,949	4,690,272	(925,317)	(1,980)	5,893	4,486,596
Net income			193,258				193,258
Purchase of treasury stock				(136,048)			(136,048)
Exercise of stock options and stock based compensation issuances		(14)		325			311
Employee stock purchase plan issuances		(6)		294			288
Stock-based compensation		6,532					6,532
Dividends declared			(16,550)				(16,550)
Other comprehensive income					170		170
Capital contributions						2,823	2,823
Balance, July 31, 2018	1,779	722,461	4,866,980	(1,060,746)	(1,810)	8,716	4,537,380

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2019	2018
Cash flow provided by (used in) operating activities:
Net income	$387,692	$437,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,423	18,724
Stock-based compensation	19,351	21,879
Income from unconsolidated entities	(17,759)	(53,913)
Distributions of earnings from unconsolidated entities	25,919	53,166
Income from foreclosed real estate and distressed loans	(487)	(1,269)
Deferred tax provision (benefit)	7,045	(19,747)
Inventory impairments and write-offs	31,636	28,746
Gain on sales of golf club property and an office building	(13,331)
Other	(536)	208
Changes in operating assets and liabilities
Increase in inventory	(264,965)	(541,889)
Origination of mortgage loans	(1,074,392)	(941,336)
Sale of mortgage loans	1,078,105	979,715
Increase in receivables, prepaid expenses, and other assets	(155,843)	(123,521)
Increase in customer deposits – net	44,726	39,900
(Decrease) increase in accounts payable and accrued expenses	(109,775)	24,428
Increase in income taxes payable	13,652	3,698
Net cash provided by (used in) operating activities	22,461	(74,036)
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(61,278)	(21,701)
Investments in unconsolidated entities	(43,260)	(15,189)
Return of investments in unconsolidated entities	112,373	93,669
Investment in foreclosed real estate and distressed loans	(602)	(519)
Return of investments in foreclosed real estate and distressed loans	1,649	3,934
Proceeds from sales of golf club property and an office building	33,539
Acquisition of a business	(92,840)
Net cash (used in) provided by investing activities	(50,419)	60,194
Cash flow used in financing activities:
Proceeds from issuance of senior notes		400,000
Debt issuance costs for senior notes		(3,531)
Proceeds from loans payable	1,940,998	1,908,085
Debt issuance costs for loans payable	(1,948)
Principal payments of loans payable	(1,696,827)	(2,020,495)
Redemption of senior notes	(350,000)
Proceeds from stock-based benefit plans, net	5,441	9,731
Purchase of treasury stock	(167,474)	(426,895)
Dividends paid	(48,140)	(45,519)
Receipts related to noncontrolling interest, net	49	22
Net cash used in financing activities	(317,901)	(178,602)
Net decrease in cash, cash equivalents, and restricted cash	(345,859)	(192,444)
Cash, cash equivalents, and restricted cash, beginning of period	1,182,939	715,311
Cash, cash equivalents, and restricted cash, end of period	$837,080	$522,867
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2018 balance sheet amounts and disclosures included herein have been derived from our October 31, 2018 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (“2018 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2019; the results of our operations and changes in equity for the nine-month and three-month periods ended July 31, 2019 and 2018; and our cash flows for the nine-month periods ended July 31, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
As discussed under “Recent Accounting Pronouncements” below, on November 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). As a result of this adoption, we updated our revenue recognition policies effective November 1, 2018, as follows:
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. Effective November 1, 2018, to the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2019, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $429.7 million and $410.9 million at July 31, 2019 and October 31, 2018, respectively. Of the outstanding customer deposits held as of October 31, 2018, we recognized $295.8 million and $91.4 million in home sales revenues during the nine months and three months ended July 31, 2019, respectively.
Land sales revenues: Our revenues from land sales generally consist of: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. Effective November 1, 2018, in land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
Forfeited Customer Deposits: Effective November 1, 2018, forfeited customer deposits are recognized in “Home sales revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, we may offer our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.

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

•
Prior to adoption of ASC 606, retained customer deposits were classified in “Other income – net” on our Condensed Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, retained customer deposits, which totaled $9.1 million and $2.7 million during the nine months and three months ended July 31, 2019, respectively, are included in “Home sales revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits have not been reclassified and are not material to our condensed consolidated financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2018-11 also provides an entity with a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, is effective for our fiscal year beginning November 1, 2019, at which time we will adopt the new standard using a modified retrospective approach. We expect to elect the package of transition practical expedients, which allows us to carry forward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, we expect to elect the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. Although we continue to evaluate the effect on our condensed consolidated financial statements and disclosures, we currently estimate the increase to our balance sheet will be less than 2% of assets and less than 4% of liabilities upon adoption. We do not expect that the new standard will have a material impact on our condensed consolidated results of operations or cash flows.
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
2. Acquisition
In May 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”), a builder in metropolitan Atlanta, Georgia, for approximately $92.8 million in cash. The assets acquired, based on our preliminary purchase price allocation, were primarily inventory, including approximately 950 home sites owned or controlled through land purchase agreements. In connection with this acquisition, we assumed contracts to deliver 125 homes with an aggregate value of $66.1 million. The average price of undelivered homes at the date of acquisition was approximately $528,900. As a result of this acquisition, our selling community count increased by 11 communities. The acquisition of Sharp’s assets and operations was accounted for as a business combination and was not material to our results of operations or financial condition.
3. Inventory
Inventory at July 31, 2019 and October 31, 2018 consisted of the following (amounts in thousands):

	July 31, 2019	October 31, 2018
Land controlled for future communities	$167,479	$139,985
Land owned for future communities	938,861	916,616
Operating communities	6,888,736	6,541,618
	$7,995,076	$7,598,219

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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	July 31, 2019	October 31, 2018
Land owned for future communities:
Number of communities	15	17
Carrying value (in thousands)	$104,508	$124,426
Operating communities:
Number of communities	2	1
Carrying value (in thousands)	$19,411	$2,622

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Land controlled for future communities	$7,256	$1,073	$3,579	$696
Land owned for future communities		1,547		1,300
Operating communities	24,380	26,126	1,100	9,065
	$31,636	$28,746	$4,679	$11,061

See Note 12, “Fair Value Disclosures,” for information regarding the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair values of those communities, net of impairment charges.
At July 31, 2019, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2019, we determined that 134 land purchase contracts, with an aggregate purchase price of $2.09 billion, on which we had made aggregate deposits totaling $148.9 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2018, we determined that 110 land purchase contracts, with an aggregate purchase price of $1.88 billion, on which we had made aggregate deposits totaling $120.5 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Interest capitalized, beginning of period	$319,364	$352,049	$328,583	$349,918
Interest incurred	131,830	123,028	43,968	41,760
Interest expensed to home sales cost of revenues	(125,862)	(128,915)	(46,635)	(50,003)
Interest expensed to land sales cost of revenues	(945)		(310)
Interest expensed in other income		(2,259)		(1,259)
Interest capitalized on investments in unconsolidated entities	(3,936)	(5,423)	(852)	(1,821)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	4,802	1,687	499	1,572
Interest capitalized, end of period	$325,253	$340,167	$325,253	$340,167

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
The table below provides information as of July 31, 2019, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	7	4	17	9	37
Investment in unconsolidated entities	$116,464	$58,907	$157,657	$21,541	$354,569
Number of unconsolidated entities with funding commitments by the Company	2	1	1	1	5
Company’s remaining funding commitment to unconsolidated entities	$21,160	$1,400	$785	$9,621	$32,966

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2019, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	3	15	21
Aggregate loan commitments	$100,859	$218,237	$1,148,687	$1,467,783
Amounts borrowed under loan commitments	$91,635	$196,891	$936,268	$1,224,794

More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the nine months ended July 31, 2019, our Land Development Joint Ventures sold approximately 680 lots and recognized revenues of $182.4 million. We acquired 248 of these lots for $116.9 million. Our share of the joint venture income from the lots we acquired was insignificant. During the nine months ended July 31, 2018, our Land Development Joint Ventures sold approximately 675 lots and recognized revenues of $176.4 million. We acquired 125 of these lots for $50.0 million. Our share of the income of $1.4 million from the lots we acquired was deferred by reducing our basis in those lots.
During the three months ended July 31, 2019, our Land Development Joint Ventures sold approximately 182 lots and recognized revenues of $43.5 million. We acquired 53 of these lots for $20.4 million. Our share of the joint venture income from the lots we acquired was insignificant. During the three months ended July 31, 2018, our Land Development Joint Ventures sold approximately 226 lots and recognized revenues of $73.7 million. We acquired 70 of these lots for $42.7 million. Our share of the income of $0.5 million from the lots we acquired was deferred by reducing our basis in those lots.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York, New York, and Jupiter, Florida. During the nine months ended July 31, 2019 and 2018, our Home Building Joint Ventures delivered 105 homes with a sales value of $217.6 million and 73 homes with a sales value of $104.0 million, respectively. During the three months ended July 31, 2019 and 2018, our Home Building Joint Ventures delivered 33 homes with a sales value of $95.8 million and 19 homes with a sales value of $36.0 million, respectively.

Rental Property Joint Ventures
As of July 31, 2019, our Rental Property Joint Ventures, including those that we consolidate, owned 22 for-rent apartment projects and a hotel, which are located in multiple metropolitan areas throughout the country. At July 31, 2019, these joint ventures had approximately 1,700 units that were occupied or ready for occupancy, 1,900 units in the lease-up stage, and 3,200 units in the design phase or under development. In addition, we either own, have under contract, or under a letter of intent approximately 13,400 units, including 1,200 units under active development; we intend to develop these units in joint ventures with unrelated parties in the future.
In the third quarter of fiscal 2019, one of our Rental Property Joint Ventures, in which we have a 25% interest, sold its assets to an unrelated party for $77.8 million. The joint venture had owned, developed, and operated a multifamily residential community in Phoenixville, Pennsylvania. In connection with the sale, the joint venture repaid its entire $47.0 million loan. We received cash of $7.4 million and recognized a gain of $3.8 million, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the second quarter of fiscal 2019, we entered into a joint venture with unrelated parties to develop, build, and operate single-family rental communities. As of July 31, 2019, we have committed to invest up to $60.0 million in this joint venture, of which $0.9 million has been invested.
In the first quarter of fiscal 2019, we entered into two separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York and Frisco, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $41.9 million of land and land development costs. Our partners each acquired a 75% interest in these entities for an aggregate amount of $39.8 million and we recognized a gain on land sale of $8.4 million in our first quarter of fiscal 2019. At July 31, 2019, we had an aggregate investment of $14.4 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $134.4 million. At July 31, 2019, the joint ventures had $12.1 million outstanding borrowings under these construction loan facilities.
In addition, during the nine months ended July 31, 2019, we entered into four separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects and student housing communities located in Boston, Massachusetts, San Diego, California, Tempe, Arizona and Miami, Florida. We contributed an aggregate of $79.4 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact each joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at July 31, 2019. The carrying value of these joint ventures’ assets totaling $119.9 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of July 31, 2019. Our partners’ interests aggregating $36.4 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of July 31, 2019. These joint ventures intend to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In the third quarter of fiscal 2018, we entered into a joint venture with an unrelated party to develop a 289-unit luxury for-rent residential apartment project in a suburb of Boston, Massachusetts. We contributed cash of $15.9 million for our initial 85% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from the joint venture, we have consolidated this joint venture at July 31, 2019. The carrying value of the joint venture’s assets totaling $20.0 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of July 31, 2019. Our partner’s 15% interest of $3.0 million in the joint venture is reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of July 31, 2019. The joint venture intends to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that the entity would no longer be consolidated.
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
In the first quarter of fiscal 2018, one of our Rental Property Joint Ventures sold its assets to an unrelated party for $219.0 million. The joint venture had owned, developed, and operated a student housing community in College Park, Maryland. In connection with the sale, the joint venture repaid its existing $110.0 million loan. We received cash of $39.3 million and recognized a gain of $30.8 million in the three months ended January 31, 2018, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of July 31, 2019, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.8 million and $1.7 million in the nine-month periods ended July 31, 2019 and 2018, respectively.
Subsequent event
In the fourth quarter of fiscal 2019, we entered into a joint venture with unrelated parties to develop a luxury for-rent residential apartment project located in Atlanta, Georgia. Prior to the formation of this joint venture, we acquired the property and incurred approximately $43.4 million of land and land development costs. Our partner acquired a 75% interest in this entity for an aggregate amount of $33.8 million. Concurrent with its formation, the joint venture entered into a $63.7 million construction loan agreement. We provided certain guarantees under the construction loan agreement. We estimate that the maximum exposure under these guarantees, if the full amount of the loan commitment was borrowed, would be $63.7 million without taking into account any recoveries from the underlying collateral.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into seven ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of July 31, 2019, we had an aggregate investment of $21.5 million in these ventures.
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
We believe that, as of July 31, 2019, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2019, certain unconsolidated entities have loan commitments aggregating $1.37 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $299.2 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2019, the unconsolidated entities had borrowed an aggregate of $1.13 billion, of which we estimate $265.6 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 5 months to 9.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of July 31, 2019, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $4.4 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.

Variable Interest Entities
At July 31, 2019 and October 31, 2018, we determined that 18 and 11, respectively, of our joint ventures were VIEs under the guidance of ASC 810, “Consolidation.” For 13 and 10 of these VIEs as of July 31, 2019 and October 31, 2018, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As of July 31, 2019, we have consolidated five Rental Property Joint Ventures. The carrying value of these joint ventures’ assets totaling $139.9 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of July 31, 2019. Our partners’ interests aggregating $39.4 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of July 31, 2019. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At July 31, 2019 and October 31, 2018, our investments in the unconsolidated entities deemed to be VIEs totaled $37.8 million and $33.8 million, respectively. At July 31, 2019 and October 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $76.0 million and $70.0 million, respectively, of loan guarantees and $9.6 million and $10.8 million, respectively, of additional commitments to the VIEs. Of our potential exposure for these loan guarantees at July 31, 2019 and October 31, 2018, $76.0 million and $70.0 million, respectively, is related to loan repayment and carry cost guarantees, of which $76.0 million and $70.0 million, respectively, was borrowed.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	July 31, 2019	October 31, 2018
Cash and cash equivalents	$101,034	$102,462
Inventory	729,583	973,990
Loans receivable, net	56,954	40,065
Rental properties	1,022,461	808,785
Rental properties under development	377,210	437,586
Real estate owned	12,316	14,838
Other assets	169,746	166,029
Total assets	$2,469,304	$2,543,755
Debt, net of deferred financing costs	$1,217,077	$1,145,998
Other liabilities	169,554	158,570
Members’ equity	1,072,233	1,235,974
Noncontrolling interest	10,440	3,213
Total liabilities and equity	$2,469,304	$2,543,755
Company’s net investment in unconsolidated entities (1)	$354,569	$431,813

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
Condensed Statements of Operations:

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Revenues	$511,226	$393,522	$179,608	$117,239
Cost of revenues	443,740	303,209	154,787	93,799
Other expenses	64,027	64,462	22,674	19,880
Total expenses	507,767	367,671	177,461	113,679
Gain on disposition of loans and real estate owned	4,383	52,444	689	25,964
Income from operations	7,842	78,295	2,836	29,524
Other income	31,584	106,141	29,846	25,275
Income before income taxes	39,426	184,436	32,682	54,799
Income tax provision	596	587	201	238
Net income including earnings from noncontrolling interests	38,830	183,849	32,481	54,561
Less: income attributable to noncontrolling interest	(9,600)	(28,017)	(7,521)	(16,079)
Net income attributable to controlling interest	$29,230	$155,832	$24,960	$38,482
Company’s equity in earnings of unconsolidated entities (1)	$17,759	$53,913	$7,200	$12,469

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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2019 and October 31, 2018, consisted of the following (amounts in thousands):

	July 31, 2019	October 31, 2018
Expected recoveries from insurance carriers and others	$116,729	$126,291
Improvement cost receivable	109,778	96,937
Escrow cash held by our captive title company	34,032	33,471
Properties held for rental apartment and commercial development	365,755	193,015
Prepaid expenses	22,095	23,065
Other	71,789	77,999
	$720,178	$550,778

See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2019 and October 31, 2018, loans payable consisted of the following (amounts in thousands):

	July 31, 2019	October 31, 2018
Senior unsecured term loan	$800,000	$500,000
Loans payable – other	291,884	188,115
Deferred issuance costs	(2,747)	(1,314)
	$1,089,137	$686,801

Senior Unsecured Term Loan
At July 31, 2019, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. At July 31, 2019, the interest rate on borrowings was 3.55% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility.
Under the terms of the Term Loan Facility, at July 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.67 billion. Under the terms of the Term Loan Facility, at July 31, 2019, our leverage ratio was approximately 0.58 to 1.00, and our tangible net worth was approximately $4.89 billion. Based upon the limitations related to our repurchase of common stock in the Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.43 billion as of July 31, 2019. In addition, our ability to pay cash dividends was limited to approximately $2.22 billion as of July 31, 2019.
Credit Facility
We have a $1.295 billion, five-year senior unsecured revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility is scheduled to expire in May 2021. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Credit Facility.
Under the terms of the Credit Facility, at July 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.53 billion. Under the terms of the Credit Facility, at July 31, 2019, our leverage ratio was approximately 0.58 to 1.00, and our tangible net worth was approximately $4.89 billion. Based upon the limitations related to our repurchase of common stock in the Credit Facility, our ability to repurchase our common stock was limited to approximately $2.92 billion as of July 31, 2019. In addition, under the provisions of the Credit Facility, our ability to pay cash dividends was limited to approximately $2.37 billion as of July 31, 2019.
At July 31, 2019, we had no outstanding borrowings under the Credit Facility and had approximately $190.2 million of outstanding letters of credit that were issued under the Credit Facility. At July 31, 2019, the interest rate on borrowings under the Credit Facility would have been 3.75% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2019, the weighted-average interest rate on “Loans payable – other” was 4.42% per annum.
Senior Notes
At July 31, 2019, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.52 billion. In January 2018, we issued $400.0 million principal amount of 4.350% Senior Notes due 2028. We received $396.4 million of net proceeds from the issuance of these senior notes. On November 30, 2018, we redeemed, prior to maturity, the $350.0 million of then-outstanding principal amount of 4.00% Senior Notes due December 31, 2018, at par, plus accrued interest.

Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended again to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expires on December 6, 2019, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At July 31, 2019, the interest rate on the Warehousing Agreement, as amended, was 4.12% per annum.
Prior to the December 2018 amendment, the Warehousing Agreement was operating pursuant to the December 2017 amendment which had substantially similar terms to the December 2018 amendment.
7. Accrued Expenses
Accrued expenses at July 31, 2019 and October 31, 2018 consisted of the following (amounts in thousands):

	July 31, 2019	October 31, 2018
Land, land development, and construction	$167,971	$213,641
Compensation and employee benefits	159,083	159,374
Escrow liability	34,031	32,543
Self-insurance	184,355	168,012
Warranty	208,919	258,831
Deferred income	42,284	42,179
Interest	45,083	40,325
Commitments to unconsolidated entities	8,478	10,553
Other	45,736	48,123
	$895,940	$973,581

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Balance, beginning of period	$258,831	$329,278	$223,655	$297,343
Additions – homes closed during the period	23,771	24,588	8,817	9,901
Addition – liabilities assumed in a business acquisition	425		425
Increase in accruals for homes closed in prior years	1,834	4,770	1,562	1,615
Charges incurred	(75,942)	(80,883)	(25,540)	(31,106)
Balance, end of period	$208,919	$277,753	$208,919	$277,753

Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our Mid-Atlantic region). During the first three quarters of fiscal 2019, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
As of July 31, 2019, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which was unchanged from October 31, 2016, and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million, which was also unchanged from October 31, 2016. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $134.5 million at July 31, 2019 and $177.6 million at October 31, 2018. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $99.6 million at July 31, 2019 and $109.3 million at October 31, 2018. As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. While our primary insurance carrier has funded substantially all of the water intrusion claims that we have submitted to it to date, other insurance carriers have recently disputed coverage for the same claims under policies that are substantially the same. As a result, we have entered arbitration proceedings during the third quarter of fiscal 2019 with these carriers. Based on the legal merits that support our pending insurance claims, review by legal counsel, our history of collecting significant amounts funded by our primary carrier under policies that are substantially the same, and the high credit ratings of our insurance carriers, we believe collection of our remaining recorded insurance receivables is probable. However, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
8. Income Taxes
We recorded income tax provisions of $126.8 million and $100.3 million for the nine months ended July 31, 2019 and 2018, respectively. The effective tax rate was 24.6% for the nine months ended July 31, 2019, compared to 18.7% for the nine months ended July 31, 2018. For the three months ended July 31, 2019 and 2018, we recorded income tax provisions of $40.6 million and $59.8 million, respectively. The effective tax rate was 21.7% for the three months ended July 31, 2019, compared to 23.6% for the three months ended July 31, 2018. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, and other permanent differences, offset, in part, by excess tax benefits related to stock-based compensation. The income tax provisions for the fiscal 2019 periods benefited from the reversal of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the recognition of the benefit for energy tax credits claimed on our fiscal 2018 federal tax return. The income tax provisions for the nine months and three months ended July 31, 2018 benefited by $36.2 million and $5.0 million, respectively, from the remeasurement of the Company’s net deferred tax liability as a result of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. The income tax provisions for the fiscal 2018 periods also benefited from the domestic activities deduction. The Tax Act repealed the domestic production activities deduction effective for the fiscal 2019 period.
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
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2019 will be approximately 6.5%. Our state income tax rate for the full fiscal year 2018 was 6.6%.
At July 31, 2019, we had $7.1 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Total stock-based compensation expense recognized	$19,351	$21,879	$5,435	$6,532
Income tax benefit recognized	$5,047	$6,236	$1,395	$1,877

At July 31, 2019 and October 31, 2018, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $24.4 million and $20.9 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Number of shares purchased (in thousands)	4,767	9,874	3,979	3,653
Average price per share	$35.13	$43.30	$35.74	$37.24
Remaining authorization at July 31 (in thousands)	15,805	13,223	15,805	13,223

Subsequent to July 31, 2019, we repurchased approximately 1.8 million shares of our common stock at an average price of $35.63 per share.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the nine months ended July 31, 2019 and 2018, we declared and paid aggregate cash dividends of $0.33 and $0.30 per share, respectively, to our shareholders. During the three months ended July 31, 2019 and 2018, we declared and paid cash dividends $0.11 per share to our shareholders.

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Numerator:
Net income as reported	$387,692	$437,175	$146,318	$193,258

Denominator:
Basic weighted-average shares	146,041	153,290	144,750	151,257
Common stock equivalents (1)	1,438	2,443	1,525	1,916
Diluted weighted-average shares	147,479	155,733	146,275	153,173

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	1,378	486	754	635
Shares issued under stock incentive and employee stock purchase plans	860	899	205	19

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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2019	October 31, 2018
Mortgage Loans Held for Sale	Level 2	$169,251	$170,731
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$53	$1,750
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$129	$(4,366)
Forward Loan Commitments — IRLCs	Level 2	$(129)	$4,366

At July 31, 2019 and October 31, 2018, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2019	$167,015	$169,251	$2,236
At October 31, 2018	$170,728	$170,731	$3

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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%
July 31	530 - 1,113	2 - 9	7.8% - 13%

Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%
July 31 (1)	–	–	–
October 31	470 - 1071	4 - 23	13.5% - 16.3%

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

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2019:
January 31 (1)	49	5	$37,282	$5,785
April 30 (2)	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
				$24,380
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30 (2)	65	4	$21,811	13,325
July 31 (3)	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151

(1)	Includes impairments of $2.8 million (one community), $1.5 million (three communities), and $1.5 million (one community) located in our City Living, North, and South segments, respectively.

(2)
Includes impairments of $2.0 million (one community), $7.0 million (two communities), $8.0 million (two communities), and $0.5 million (one community) located in our City Living, North, Mid-Atlantic, and South segments, respectively, in our fiscal 2019 period. Includes $12.0 million of impairments from one community located in our North segment in our fiscal 2018 period.

(3)	Includes $7.3 million of impairments from two communities located in our Mid-Atlantic segment.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2019		October 31, 2018
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,091,884	$1,088,316	$688,115	$687,974
Senior notes (2)	Level 1	2,519,876	2,633,961	2,869,876	2,779,270
Mortgage company loan facility (3)	Level 2	150,000	150,000	150,000	150,000
		$3,761,760	$3,872,277	$3,707,991	$3,617,244

(1)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(2)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(3)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Interest income	$13,980	$5,259	$3,770	$1,967
Income from ancillary businesses	21,622	10,209	3,536	2,753
Management fee income from home building unconsolidated entities, net	6,374	9,600	1,647	2,175
Retained customer deposits		4,951		796
Income from land sales		4,175		888
Other	(1,109)	1,562	(232)	2,386
Total other income – net	$40,867	$35,756	$8,721	$10,965

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
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the nine-month periods ended July 31, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $6.8 million and $5.8 million, respectively. In the three-month periods ended July 31, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $2.1 million and $1.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Revenues	$102,670	$103,049	$37,541	$37,815
Expenses	$94,379	$92,840	$34,005	$35,062
Other income	$13,331

In December 2018, we sold one of our golf club properties to a third party for $18.2 million and we recognized a gain of $12.2 million in the first quarter of fiscal 2019.

The table below provides revenues and expenses recognized from land sales for the periods indicated (amounts in thousands):

	Nine months ended July 31, 2018	Three months ended July 31, 2018
Revenues	$52,302	$10,949
Expenses	48,127	10,061
Income from land sales	$4,175	$888

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
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2019	October 31, 2018
Aggregate purchase commitments:
Unrelated parties	$2,428,175	$2,404,660
Unconsolidated entities that the Company has investments in	31,009	128,235
Total	$2,459,184	$2,532,895

Deposits against aggregate purchase commitments	$183,173	$168,421
Credits to be received from unconsolidated entities	24,233	79,168
Additional cash required to acquire land	2,251,778	2,285,306
Total	$2,459,184	$2,532,895
Amount of additional cash required to acquire land included in accrued expenses	$14,308	$40,103
In addition, we expect to purchase approximately 2,450 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2019, we also had purchase commitments to acquire land for apartment developments of approximately $386.3 million, of which we had outstanding deposits in the amount of $17.2 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2019, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.

Surety Bonds and Letters of Credit
At July 31, 2019, we had outstanding surety bonds amounting to $786.5 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $375.4 million of work remains on these improvements. We have an additional $183.4 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2019, we had outstanding letters of credit of $190.2 million under our Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2019, we had agreements of sale outstanding to deliver 6,839 homes with an aggregate sales value of $5.84 billion.
Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2019	October 31, 2018
Aggregate mortgage loan commitments:
IRLCs	$769,631	$614,255
Non-IRLCs	1,319,893	1,329,674
Total	$2,089,524	$1,943,929
Investor commitments to purchase:
IRLCs	$769,631	$614,255
Mortgage loans held for sale	159,659	163,208
Total	$929,290	$777,463

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
South:    Florida, Georgia, North Carolina, and Texas
West:    Arizona, Colorado, Idaho, Nevada, Oregon, Utah, and Washington
California:    California
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. In the second quarter of fiscal 2019, we opened several communities in these markets.

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Revenues:
Traditional Home Building:
North	$602,316	$626,719	$210,919	$266,226
Mid-Atlantic	749,083	765,925	287,695	304,060
South	811,029	711,466	318,530	299,259
West	1,019,200	989,877	353,886	382,455
California	1,382,858	1,336,183	512,299	610,737
Traditional Home Building	4,564,486	4,430,170	1,683,329	1,862,737
City Living	224,560	257,850	71,892	50,616
Corporate and other	(711)		1,749
Total home sales revenue	4,788,335	4,688,020	1,756,970	1,913,353
Land sales revenue	56,631	—	8,721	—
Total revenue	$4,844,966	$4,688,020	$1,765,691	$1,913,353

Income (loss) before income taxes:
Traditional Home Building:
North	$34,111	$23,276	$16,148	$21,240
Mid-Atlantic	35,167	54,958	16,216	20,614
South	76,491	74,006	29,127	34,729
West	128,820	138,773	41,399	60,120
California	292,764	286,797	112,591	140,278
Traditional Home Building	567,353	577,810	215,481	276,981
City Living	59,660	60,266	19,185	13,617
Corporate and other	(112,492)	(100,633)	(47,750)	(37,501)
Total	$514,521	$537,443	$186,916	$253,097

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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2019	October 31, 2018
Traditional Home Building:
North	$984,670	$970,854
Mid-Atlantic	1,233,622	1,130,417
South	1,371,325	1,237,744
West	1,905,091	1,580,199
California	2,615,005	2,733,956
Traditional Home Building	8,109,713	7,653,170
City Living	494,046	516,238
Corporate and other	1,848,358	2,075,182
Total	$10,452,117	$10,244,590

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

	Nine months ended July 31,
	2019	2018
Cash flow information:
Interest paid, net of amount capitalized	$13,327	$7,191
Income tax payments	$107,059	$116,638
Income tax refunds	$927	$322
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$175,266	$142,003
(Increase) decrease in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net	$(4,774)	$(253)
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606	$104,807
Net decrease in inventory and retained earnings due to the adoption of ASC 606	$8,989
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606	$6,541
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606	$2,457
Transfer of other assets to inventory	$7,100	$20,763
Transfer of other assets to investment in unconsolidated entities, net	$11,656	$21,546
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities		$5,995
Non-controlling interest	$36,615	$2,801
Acquisition of a Business:
Fair value of assets purchased	$97,061
Liabilities assumed	$4,221
Cash paid	$92,840

	At July 31,
	2019	2018
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$836,258	$522,181
Restricted cash included in receivables, prepaid expenses, and other assets	822	686
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$837,080	$522,867

17. Supplemental Guarantor Information
At July 31, 2019, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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

Condensed Consolidating Balance Sheet at July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	639,787	196,471	—	836,258
Inventory			7,919,772	75,304		7,995,076
Property, construction and office equipment, net			273,211	15,531		288,742
Receivables, prepaid expenses and other assets			156,167	634,276	(70,265)	720,178
Mortgage loans held for sale				169,251		169,251
Customer deposits held in escrow			87,868	175		88,043
Investments in unconsolidated entities			43,488	311,081		354,569
Investments in and advances to consolidated entities	5,003,121	2,571,770	163,368	149,108	(7,887,367)	—
	5,003,121	2,571,770	9,283,661	1,551,197	(7,957,632)	10,452,117
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,087,303	1,834		1,089,137
Senior notes		2,512,877				2,512,877
Mortgage company loan facility				150,000		150,000
Customer deposits			426,793	2,872		429,665
Accounts payable			344,278	387		344,665
Accrued expenses	674	41,052	533,912	390,593	(70,291)	895,940
Advances from consolidated entities			906,570	563,336	(1,469,906)	—
Income taxes payable	45,376					45,376
Total liabilities	46,050	2,553,929	3,298,856	1,109,022	(1,540,197)	5,467,660
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	724,411	49,400		177,034	(226,434)	724,411
Retained earnings (deficit)	5,500,941	(31,559)	5,984,757	216,763	(6,187,947)	5,482,955
Treasury stock, at cost	(1,270,922)					(1,270,922)
Accumulated other comprehensive income	862					862
Total stockholders’ equity	4,957,071	17,841	5,984,805	396,803	(6,417,435)	4,939,085
Noncontrolling interest				45,372		45,372
Total equity	4,957,071	17,841	5,984,805	442,175	(6,417,435)	4,984,457
	5,003,121	2,571,770	9,283,661	1,551,197	(7,957,632)	10,452,117

Condensed Consolidating Balance Sheet at October 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,011,863	170,332	—	1,182,195
Inventory			7,493,205	105,014		7,598,219
Property, construction and office equipment, net			169,265	24,016		193,281
Receivables, prepaid expenses and other assets			291,299	392,559	(133,080)	550,778
Mortgage loans held for sale				170,731		170,731
Customer deposits held in escrow			116,332	1,241		117,573
Investments in unconsolidated entities			44,329	387,484		431,813
Investments in and advances to consolidated entities	4,791,629	2,916,557	91,740	126,872	(7,926,798)	—
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable			686,801			686,801
Senior notes		2,861,375				2,861,375
Mortgage company loan facility				150,000		150,000
Customer deposits			405,318	5,546		410,864
Accounts payable			361,655	443		362,098
Accrued expenses	471	37,341	600,907	462,128	(127,266)	973,581
Advances from consolidated entities			1,551,196	476,040	(2,027,236)	—
Income taxes payable	30,959					30,959
Total liabilities	31,430	2,898,716	3,605,877	1,094,157	(2,154,502)	5,475,678
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	727,053	49,400		93,734	(143,134)	727,053
Retained earnings (deficit)	5,161,551	(31,559)	5,612,108	178,639	(5,759,188)	5,161,551
Treasury stock, at cost	(1,130,878)					(1,130,878)
Accumulated other comprehensive income	694					694
Total stockholders’ equity	4,760,199	17,841	5,612,156	275,379	(5,905,376)	4,760,199
Noncontrolling interest				8,713		8,713
Total equity	4,760,199	17,841	5,612,156	284,092	(5,905,376)	4,768,912
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590

Condensed Consolidating Statement of Operations and Comprehensive Income for the nine months ended July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			4,707,462	80,873		4,788,335
Land sales and other			52,712	144,913	(140,994)	56,631
	—	—	4,760,174	225,786	(140,994)	4,844,966

Cost of revenues:
Home sales			3,753,209	64,397	741	3,818,347
Land sales and other			14,935	79,406	(50,935)	43,406
	—	—	3,768,144	143,803	(50,194)	3,861,753
Selling, general and administrative	491	2,022	552,772	55,346	(83,313)	527,318
Income (loss) from operations	(491)	(2,022)	439,258	26,637	(7,487)	455,895
Other:
Income from unconsolidated entities			8,786	8,973		17,759
Other income – net			15,986	15,521	9,360	40,867
Intercompany interest income		99,853	1,752	4,782	(106,387)	—
Interest expense		(97,831)	(4,782)	(1,901)	104,514	—
Income from subsidiaries	515,012		54,012		(569,024)	—
Income before income taxes	514,521	—	515,012	54,012	(569,024)	514,521
Income tax provision	126,829		126,951	13,313	(140,264)	126,829
Net income	387,692	—	388,061	40,699	(428,760)	387,692
Other comprehensive income	168					168
Total comprehensive income	387,860	—	388,061	40,699	(428,760)	387,860

Condensed Consolidating Statement of Operations and Comprehensive Income for the nine months ended July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			4,492,956	329,633	(134,569)	4,688,020
Cost of revenues			3,561,287	223,990	(43,021)	3,742,256
Selling, general and administrative	57	2,397	514,921	61,543	(80,928)	497,990
	57	2,397	4,076,208	285,533	(123,949)	4,240,246
Income (loss) from operations	(57)	(2,397)	416,748	44,100	(10,620)	447,774
Other:
Income from unconsolidated entities			16,743	37,170		53,913
Other income – net			19,288	5,252	11,216	35,756
Intercompany interest income		105,598	1,052	3,235	(109,885)	—
Interest expense		(103,201)	(3,235)	(1,477)	107,913	—
Income from subsidiaries	537,500		88,280		(625,780)	—
Income before income taxes	537,443	—	538,876	88,280	(627,156)	537,443
Income tax provision	100,268		100,538	16,470	(117,008)	100,268
Net income	437,175	—	438,338	71,810	(510,148)	437,175
Other comprehensive income	512					512
Total comprehensive income	437,687	—	438,338	71,810	(510,148)	437,687

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,740,111	16,859		1,756,970
Land sales and other			21,919	37,269	(50,467)	8,721
	—	—	1,762,030	54,128	(50,467)	1,765,691

Cost of revenues:
Home sales			1,387,423	13,432	900	1,401,755
Land sales and other			6,956	16,605	(17,329)	6,232
	—	—	1,394,379	30,037	(16,429)	1,407,987
Selling, general and administrative		627	197,722	19,251	(30,891)	186,709
Income (loss) from operations	—	(627)	169,929	4,840	(3,147)	170,995
Other:
Income from unconsolidated entities			245	6,955		7,200
Other income – net			3,731	1,271	3,719	8,721
Intercompany interest income		32,849	882	1,802	(35,533)	—
Interest expense		(32,222)	(1,802)	(937)	34,961	—
Income from subsidiaries	186,916		13,931		(200,847)	—
Income before income taxes	186,916	—	186,916	13,931	(200,847)	186,916
Income tax provision	40,598		40,596	2,764	(43,360)	40,598
Net income	146,318	—	146,320	11,167	(157,487)	146,318
Other comprehensive income	56					56
Total comprehensive income	146,374	—	146,320	11,167	(157,487)	146,374

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			1,865,613	91,975	(44,235)	1,913,353
Cost of revenues			1,468,135	52,247	(10,763)	1,509,619
Selling, general and administrative	25	770	181,793	21,209	(29,726)	174,071
	25	770	1,649,928	73,456	(40,489)	1,683,690
Income (loss) from operations	(25)	(770)	215,685	18,519	(3,746)	229,663
Other:
Income from unconsolidated entities			10,010	2,459		12,469
Other income – net			6,605	1,186	3,174	10,965
Intercompany interest income		36,395	663	1,154	(38,212)	—
Interest expense		(35,625)	(1,154)	(691)	37,470	—
Income from subsidiaries	253,122		22,627		(275,749)	—
Income before income taxes	253,097	—	254,436	22,627	(277,063)	253,097
Income tax provision (benefit)	59,839		60,096	7,135	(67,231)	59,839
Net income	193,258	—	194,340	15,492	(209,832)	193,258
Other comprehensive income	170					170
Total comprehensive income	193,428	—	194,340	15,492	(209,832)	193,428

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	39,943	5,214	197,142	(213,999)	(5,839)	22,461
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(61,847)	569		(61,278)
Investments in unconsolidated entities			(3,256)	(40,004)		(43,260)
Return of investments in unconsolidated entities			1,350	111,023		112,373
Investment in foreclosed real estate and distressed loans				(602)		(602)
Return of investments in foreclosed real estate and distressed loans				1,649		1,649
Acquisition of a business			(92,840)			(92,840)
Proceeds from sales of golf club property and an office building			15,319	18,220		33,539
Investment paid - intercompany			(71,628)		71,628	—
Intercompany advances	170,230	344,786			(515,016)	—
Net cash (used in) provided by investing activities	170,230	344,786	(212,902)	90,855	(443,388)	(50,419)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			300,000	1,640,998		1,940,998
Debt issuance costs for loans payable			(1,948)			(1,948)
Principal payments of loans payable			(55,829)	(1,640,998)		(1,696,827)
Redemption of senior notes		(350,000)				(350,000)
Proceeds from stock-based benefit plans, net	5,441					5,441
Purchase of treasury stock	(167,474)					(167,474)
Dividends paid	(48,140)					(48,140)
Receipts related to noncontrolling interest, net				49		49
Investment received - intercompany				71,628	(71,628)	—
Intercompany advances			(598,468)	77,613	520,855	—
Net cash (used in) provided by financing activities	(210,173)	(350,000)	(356,245)	149,290	449,227	(317,901)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(372,005)	26,146	—	(345,859)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	171,072	—	1,182,939
Cash and cash equivalents, end of period	—	—	639,862	197,218	—	837,080

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2018:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	4,283	10,844	(146,509)	59,453	(2,107)	(74,036)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(21,434)	(267)		(21,701)
Investments in unconsolidated entities			(2,210)	(12,979)		(15,189)
Return of investments in unconsolidated entities			28,351	65,318		93,669
Investment in foreclosed real estate and distressed loans				(519)		(519)
Return of investments in foreclosed real estate and distressed loans				3,934		3,934
Intercompany advances	458,400	(407,313)			(51,087)	—
Net cash provided by (used in) investing activities	458,400	(407,313)	4,707	55,487	(51,087)	60,194
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Debt issuance costs for senior notes		(3,531)				(3,531)
Proceeds from loans payable			590,000	1,318,085		1,908,085
Principal payments of loans payable			(664,542)	(1,355,953)		(2,020,495)
Proceeds from stock-based benefit plans, net	9,731					9,731
Purchase of treasury stock	(426,895)					(426,895)
Dividends paid	(45,519)					(45,519)
Receipts related to noncontrolling interest				22		22
Intercompany advances			15,479	(68,673)	53,194	—
Net cash (used in) provided by financing activities	(462,683)	396,469	(59,063)	(106,519)	53,194	(178,602)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(200,865)	8,421	—	(192,444)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	534,704	180,607	—	715,311
Cash, cash equivalents, and restricted cash, end of period	—	—	333,839	189,028	—	522,867

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
We operate in two segments: Traditional Home Building and City Living. We conduct our Traditional Home Building operations in five geographic areas around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, Georgia, North Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Idaho, Nevada, Oregon, Utah, and Washington; and (5) California.
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
OVERVIEW
Financial and Operational Highlights
In the nine-month period ended July 31, 2019, we recognized $4.84 billion of revenues, consisting of $4.79 billion of home sales revenue and $56.6 million of land sales revenue, and net income of $387.7 million, as compared to $4.69 billion of revenues and $437.2 million of net income in the nine-month period ended July 31, 2018. In the three-month period ended July 31, 2019, we recognized $1.77 billion of revenues, consisting of $1.76 billion of home sales revenue and $8.7 million of land sales revenue, and net income of $146.3 million, as compared to $1.91 billion of revenues and net income of $193.3 million in the three-month period ended July 31, 2018.
In the nine-month periods ended July 31, 2019 and 2018, the value of net contracts signed was $5.04 billion (6,044 homes) and $6.11 billion (6,804 homes), respectively. In the three-month periods ended July 31, 2019 and 2018, the value of net contracts signed was $1.87 billion (2,241 homes) and $2.03 billion (2,316 homes), respectively.
The value of our backlog at July 31, 2019 was $5.84 billion (6,839 homes), as compared to our backlog at July 31, 2018 of $6.48 billion (7,100 homes). Our backlog at October 31, 2018 was $5.52 billion (6,105 homes), as compared to backlog of $5.06 billion (5,851 homes) at October 31, 2017.
At July 31, 2019, we had $836.3 million of cash and cash equivalents on hand and approximately $1.10 billion available under our $1.295 billion revolving credit facility (the “Credit Facility”) that matures in May 2021. At July 31, 2019, we had no outstanding borrowings and we had approximately $190.2 million of outstanding letters of credit under the Credit Facility.
At July 31, 2019, we owned or controlled through options approximately 57,400 home sites, as compared to approximately 53,400 at October 31, 2018; and approximately 48,300 at October 31, 2017. Of the approximately 57,400 total home sites that we owned or controlled through options at July 31, 2019, we owned approximately 34,600 and controlled approximately 22,800 through options. Of the 34,600 home sites owned, approximately 16,400 were substantially improved. In addition, at July 31, 2019, we expected to purchase approximately 2,450 additional home sites over a number of years from several joint ventures in which we have interests, at prices not yet determined.
At July 31, 2019, we were selling from 322 communities, compared to 315 at October 31, 2018; and 305 at October 31, 2017.
At July 31, 2019, our total stockholders’ equity and our debt to total capitalization ratio were $4.94 billion and 0.43 to 1.00, respectively.

Our Business Environment and Current Outlook
In the three months ended July 31, 2019, we signed 2,241 net contracts for the sale of Traditional Home Building Products and City Living units with an aggregate value of $1.87 billion, compared to 2,316 net contracts with an aggregate value of $2.03 billion in the three months ended July 31, 2018, and 2,163 net contracts with an aggregate value of $1.8 billion in the three months ended July 31, 2017. In our fourth quarter of fiscal 2018 and the first half of fiscal 2019, we experienced a moderation in demand, in particular in California, although market conditions improved late in our second fiscal quarter and through our third fiscal quarter. We continue to believe that many of our communities are in desirable locations that are difficult to replace and in markets where approvals have been increasingly difficult to achieve. We believe that many of these communities have substantial embedded value that may be realized in the future.
Acquisition
In May 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”), a builder in metropolitan Atlanta, Georgia, for approximately $92.8 million in cash. The assets acquired were primarily inventory, including approximately 950 home sites owned or controlled through land purchase agreements. In connection with this acquisition, we assumed contracts to deliver 125 homes with an aggregate value of $66.1 million. The average price of undelivered homes at the date of acquisition was approximately $528,900. As a result of this acquisition, our selling community count increased by 11 communities at the acquisition date.
Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. As required under accounting rules, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $36.2 million and $5.0 million in the nine and three months ended July 31, 2018. See Note 8, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the nine months and three months ended July 31, 2019 and 2018 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	% Change	2019	2018	% Change
Revenues:(1)
Home sales	$4,788.3	$4,688.0	2%	$1,757.0	$1,913.4	(8)%
Land sales	56.6	—		8.7	—
	4,845.0	4,688.0	3%	1,765.7	1,913.4	(8)%
Cost of revenues:(1)
Home sales	3,818.3	3,742.3	2%	1,401.8	1,509.6	(7)%
Land sales	43.4	—		6.2	—
	3,861.8	3,742.3	3%	1,408.0	1,509.6	(7)%
Selling, general and administrative	527.3	498.0	6%	186.7	174.1	7%
Income from operations	455.9	447.8	2%	171.0	229.7	(26)%
Other
Income from unconsolidated entities	17.8	53.9	(67)%	7.2	12.5	(42)%
Other income – net	40.9	35.8	14%	8.7	11.0	(21)%
Income before income taxes	514.5	537.4	(4)%	186.9	253.1	(26)%
Income tax provision	126.8	100.3	26%	40.6	59.8	(32)%
Net income	$387.7	$437.2	(11)%	$146.3	$193.3	(24)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	79.7%	79.8%		79.8%	78.9%
Land sales cost of revenues as a percentage of land sales revenues (1)	76.6%			71.5%
SG&A as a percentage of home sale revenues	11.0%	10.6%		10.6%	9.1%
Effective tax rate	24.6%	18.7%		21.7%	23.6%

Deliveries – units	5,435	5,555	(2)%	1,994	2,246	(11)%
Deliveries – average delivered price (2)	$881.0	$843.9	4%	$881.1	$851.9	3%

Net contracts signed – value	$5,035.4	$6,105.6	(18)%	$1,868.8	$2,032.0	(8)%
Net contracts signed – units	6,044	6,804	(11)%	2,241	2,316	(3)%
Net contracts signed – average selling price (2)	$833.1	$897.4	(7)%	$833.9	$877.4	(5)%

	July 31, 2019	July 31, 2018	% Change	October 31, 2018	October 31, 2017	% Change
Backlog – value	$5,844.1	$6,479.1	(10)%	$5,522.5	$5,061.5	9%
Backlog – units	6,839	7,100	(4)%	6,105	5,851	4%
Backlog – average selling price (2)	$854.5	$912.5	(6)%	$904.6	$865.1	5%

(1)
On November 1, 2018, we adopted ASC 606. Upon adoption, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” During the nine months ended July 31, 2018, we recognized land sales revenues and land sales cost of revenues of $52.3 million and $48.1 million, respectively. During the three months ended July 31, 2018, we recognized land sales revenues and land sales cost of revenues of $10.9 million and $10.1 million, respectively. Further, retained customer deposits, which totaled $9.1 million and $2.7 million during the nine months and three months ended July 31, 2019, respectively, are included in “Home sales revenue” where previously they were included in “Other income – net.” During the nine months and three months ended July 31, 2018, retained customer deposits were $5.0 million and $0.8 million, respectively. Prior period balances have not been restated.

(2)	$ amounts in thousands.
Note: Due to rounding, amounts may not add.

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was attributable to a 4% increase in the average price of the homes delivered, offset, in part, by a 2% decrease in the number of homes delivered. The increase in the average delivered home price was mainly due to price increases in homes delivered in California and the West region and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey, Virginia, and the West region in the fiscal 2019 period, as compared to the fiscal 2018 period. These increases were partially offset by a shift in the number of homes delivered to less expensive areas in City Living in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in the number of homes delivered was primarily due to a decrease in backlog conversion in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by an increase in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017; homes that we delivered in Georgia from our acquisition of Sharp; and an increase in the number of homes that signed and settled in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was principally due to a state reimbursement of previously expensed environmental clean-up costs received in the fiscal 2019 period; a benefit in the fiscal 2019 period from the reversal of accruals for certain Home Owners Associations (“HOA”) turnovers that were no longer required: price increases in homes delivered in California and the West region; and lower interest expense in the fiscal 2019 period, as compared to the fiscal 2018 period. These decreases were offset, in part, by the recovery of approximately $9.7 million from litigation settlements in the fiscal 2018 period; higher material and labor costs; a shift in the mix of our revenues to lower margin products/areas; and higher inventory impairment charges in the fiscal 2019 period, as compared to the fiscal 2018 period. In the nine months ended July 31, 2019 and 2018, interest expense as a percentage of home sales revenues was 2.6% and 2.7%, respectively, and we recognized inventory impairments and write-offs of $31.6 million and $28.7 million, respectively.
The decrease in home sale revenues for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was attributable to an 11% decrease in the number of homes delivered partially offset by a 3% increase in the average price of the homes delivered. The decrease in the number of homes delivered was primarily due to a decrease in the number of homes in backlog at April 30, 2019, as compared to the number of homes in backlog at April 30, 2018 and a decrease in backlog conversion in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by homes that we delivered in Georgia from our acquisition of Sharp. The increase in the average delivered home price was mainly due to price increases in homes delivered in California and the West region and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey, Virginia, and the West region in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by a decrease in the number of home delivered in California, where home prices were higher, in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was principally due to a shift in the mix of our revenues to lower margin products/areas; the recovery of approximately $9.7 million from litigation settlements in the fiscal 2018 period; higher material and labor costs; and higher interest expense in the fiscal 2019 period, as compared to the fiscal 2018 period. These decreases were offset, in part, by a lower inventory impairment charges in the fiscal 2019 period, as compared to the fiscal 2018 period, and a benefit in the fiscal 2019 period from the reversal of accruals for certain HOA turnovers that were no longer required. In the three months ended July 31, 2019 and 2018, interest expense as a percentage of home sales revenues was 2.7% and 2.6%, respectively, and we recognized inventory impairments and write-offs of $4.7 million and $11.1 million, respectively.
Land Sales Revenues and Land Sales Cost of Revenues
Our revenues from land sales generally consist of the following: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In the nine months ended July 31, 2019, we recognized a gain of $8.4 million from the sale of land to a newly formed Rental Property Joint Venture in which we have an interest of 25%.
Prior to the adoption of ASC 606, land sales activity was reported within “Other income – net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. During the nine months ended July 31, 2018, we recognized land sales revenues and land sales cost of revenues in “Other income – net” of $52.3 million and $48.1 million, respectively. During the three months ended July 31, 2018, we recognized land sales revenues and land sales cost of revenues in “Other income – net” of $10.9 million and $10.1 million, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $29.3 million and $12.6 million in the nine-month and three-month periods ended July 31, 2019, respectively, as compared to the nine-month and three-month periods ended July 31, 2018. As a percentage of home sales revenues, SG&A was 11.0% and 10.6% in the nine months and three months ended July 31, 2019, respectively, as compared to

10.6% and 9.1% in the nine months and three months ended July 31, 2018. The dollar increases in SG&A were due primarily to increased compensation costs due to a higher number of employees and normal compensation increases, increased sales and marketing costs, and costs related to the implementation of new enterprise information technology systems. The higher sales and marketing costs were the result of the increased number of selling communities, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the increase in the number of selling communities and the implementation of the new enterprise information technology systems. The increases in SG&A as a percentage of revenues in the nine-month and three-month periods ended July 31, 2019, as compared to the nine-month and three-month periods ended July 31, 2018, was due to a higher increase in SG&A spending, at 6% and 7%, respectively, relative to revenues, which increased 2% and decreased 8% in the nine-month and three-month periods ended July 31, 2019, respectively, as compared to the nine-month and three-month periods ended July 31, 2018.
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
Income from unconsolidated entities decreased by $36.2 million and $5.3 million in the nine-month and three-month periods ended July 31, 2019, respectively, as compared to the nine-month and three-month periods ended July 31, 2018. The decreases in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to an $8.7 million gain recognized in the fiscal 2018 period from an asset sale by one of our Rental Property Joint Ventures located in Westborough, Massachusetts, and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2019 periods, as compared to the fiscal 2018 period. In addition, the nine-month period ended July 31, 2018 benefited from a $30.8 million gain recognized from the asset sale by one of our Rental Property Joint Ventures located in College Park, Maryland. These decreases were offset, in part, by a $3.8 million gain recognized in the fiscal 2019 periods from an asset sale by one of our Rental Property Joint Ventures located in Phoenixville, Pennsylvania and a $3.0 million decrease in impairment charges recognized in the fiscal 2019 periods as compared to the fiscal 2018 periods.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2019	2018	2019	2018
Income from ancillary businesses	$21,622	$10,209	$3,536	$2,753
Management fee income from home building unconsolidated entities, net	6,374	9,600	1,647	2,175
Income from land sales		4,175		888
Retained customer deposits		4,951		796
Other	12,871	6,821	3,538	4,353
Total other income – net	$40,867	$35,756	$8,721	$10,965
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

The increase in income from ancillary businesses in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was mainly due to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. In addition, in the nine-month periods ended July 31, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $6.8 million and $5.8 million, respectively. In the three-month periods ended July 31, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $2.1 million and $1.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The increase in “other” in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was primarily due to higher interest income earned in the fiscal 2019 period, as compared to the fiscal 2018 periods, offset, in part, by $2.6 million received in the fiscal 2018 period related to the resolution of a defective floor joist issue.
Income Before Income Taxes
For the nine-month period ended July 31, 2019, we reported income before income taxes of $514.5 million, as compared to $537.4 million in the nine-month period ended July 31, 2018. For the three-month period ended July 31, 2019, we reported income before income taxes of $186.9 million, as compared to $253.1 million in the three-month period ended July 31, 2018.
Income Tax Provision
We recognized income tax provisions of $126.8 million and $40.6 million in the nine-month and three-month periods ended July 31, 2019, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2019 periods, our federal tax provision would have been $108.0 million and $39.3 million in the nine-month and three-month periods ended July 31, 2019, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate in the fiscal 2019 periods were mainly due to the provision for state income taxes, offset, in part, by the reversal of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and the recognition of the benefit for energy tax credits claimed on our fiscal 2018 federal tax return.
In the nine-month and three-month periods ended July 31, 2018, we recognized income tax provisions of $100.3 million and $59.8 million, respectively. Based upon the blended federal statutory rate of 23.3% for the fiscal 2018 periods, our federal tax provisions would have been $125.2 million and $59.0 million in the nine-month and three-month periods ended July 31, 2018, respectively. The difference between the tax provision recognized and the tax provision based on the federal statutory rate in the nine-month and three-month periods ended July 31, 2018 was mainly due to the impact of the Tax Act, tax benefits related to the utilization of domestic production activities deductions, and other permanent differences offset, in part, by the provision for state income taxes. The nine-month period ended July 31, 2018 also benefited from excess tax benefits related to stock-based compensation. See Note 8, “Income Taxes” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information regarding the impact of the Tax Act.
Contracts
The aggregate value of net contracts signed decreased $1.07 billion, or 18%, in the nine-month period ended July 31, 2019, as compared to the prior year period. In the nine-month periods ended July 31, 2019 and 2018, the value of net contracts signed was $5.04 billion (6,044 homes) and $6.11 billion (6,804 homes), respectively.
The aggregate value of net contracts signed decreased $163.2 million, or 8%, in the three-month period ended July 31, 2019, as compared to the prior year period. In the three-month periods ended July 31, 2019 and 2018, the value of net contracts signed was $1.87 billion (2,241 homes) and $2.03 billion (2,316 homes), respectively.
The decreases in the aggregate value of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were the result of decreases of 11% and 3%, respectively, in the number of net contracts signed and decreases of 7% and 5% in the average value of each contract signed in the nine-month and three-month periods ended July 31, 2019, as compared to the nine-month and three-month periods ended July 31, 2018. The decreases in the number of net contracts signed were the result of decreased demand and a lack of inventory in certain locations in the fiscal 2019 periods, as compared to the fiscal 2018 periods. The decreases in average price of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to a shift in the number of contracts signed to less expensive areas and/or products and a decrease in home prices in certain markets in the fiscal 2019 periods, as compared to the fiscal 2018 periods.

Backlog
The value of our backlog at July 31, 2019 decreased 10% to $5.84 billion (6,839 homes), as compared to the value of our backlog at July 31, 2018 of $6.48 billion (7,100 homes). Our backlog at October 31, 2018 and 2017 was $5.52 billion (6,105 homes) and $5.06 billion (5,851 homes), respectively.
The decrease in the value of our backlog at July 31, 2019, as compared to the backlog at July 31, 2018, was primarily attributable to a decrease in the value of net contracts signed and an increase in revenues in the nine months ended July 31, 2019, as compared the nine months ended July 31, 2018, partially offset by a higher backlog of homes at October 31, 2018, as compared to October 31, 2017.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2019
At July 31, 2019 and October 31, 2018, we had $836.3 million and $1.18 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the nine-month period ended July 31, 2019 was $22.5 million. Cash provided by operating activities during the fiscal 2019 period was primarily related to net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes) and increases in customer deposits – net and income taxes payable, offset, in part, by increases in inventory, receivables, prepaid expenses, and other assets and a decrease in accounts payable and accrued expenses.
In the nine-month period ended July 31, 2019, cash used in investing activities was $50.4 million, which was primarily related to $92.8 million used to acquire Sharp; $61.3 million for the purchase of property and equipment; and $43.3 million used to fund our investments in unconsolidated entities. This activity was offset, in part, by $112.4 million of cash received as returns of our investments in unconsolidated entities and proceeds of $33.5 million of cash received from the sale of one of our golf club properties and an office building in two separate transactions with unrelated third parties.
We used $317.9 million of cash in financing activities in the nine-month period ended July 31, 2019, primarily for the repayment of $350.0 million of senior notes; the repurchase of $167.5 million of our common stock; and the payment of dividends on our common stock of $48.1 million; offset, in part, by borrowings of $244.2 million of loans payable, net of repayments.
Fiscal 2018
At July 31, 2018 and October 31, 2017, we had $522.2 million and $712.8 million of cash and cash equivalents, respectively. Cash used in operating activities during the nine-month period ended July 31, 2018 was $74.0 million. Cash used in operating activities during the fiscal 2018 period was primarily related to the purchase of inventory and an increase in receivables, prepaid expenses, and other assets; offset, in part, by net income adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes; an increase in mortgage loans sold, net of mortgage loans originated; and increases in customer deposits, accounts payable, and accrued expenses.
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
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At July 31, 2019, we owned or controlled through options approximately 57,400 home sites, of which we owned approximately 34,600. Of our owned home sites at July 31, 2019, significant improvements were completed on approximately 16,400 of them.
At July 31, 2019, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.46 billion (including $31.0 million of land to be acquired from joint ventures in which we have invested). Of the $2.46 billion of land purchase commitments, we paid or deposited $183.2 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.25 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,450 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash (used in) provided by investing activities.” At July 31, 2019, we had purchase commitments to acquire land for apartment developments of approximately $386.3 million, of which we had outstanding deposits in the amount of $17.2 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.295 billion, unsecured, five-year revolving credit facility (the “Credit Facility”) that is scheduled to expire in May 2021. Under the terms of the Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.53 billion. Under the terms of the Credit Facility, at July 31, 2019, our leverage ratio was approximately 0.58 to 1.00, and our tangible net worth was approximately $4.89 billion. At July 31, 2019, we had no outstanding borrowings under our Credit Facility and had outstanding letters of credit thereunder of approximately $190.2 million.
At July 31, 2019, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we entered into an amendment to the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan to $800.0 million; (ii) extend the maturity date to November 1, 2023, with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. Under the terms of the Term Loan Facility, at July 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.67 billion. Under the terms of the Term Loan Facility, at July 31, 2019, our leverage ratio was approximately 0.58 to 1.00, and our tangible net worth was approximately $4.89 billion.
Under the most restrictive provisions of the Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $2.92 billion and our ability to pay cash dividends was limited to approximately $2.22 billion as of July 31, 2019.
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
At July 31, 2019, we had investments in these entities of $354.6 million and were committed to invest or advance up to an additional $33.0 million to these entities if they require additional funding. At July 31, 2019, we had agreed to terms for the acquisition of 175 home sites from two joint ventures for an estimated aggregate purchase price of $31.0 million. In addition, we expect to purchase approximately 2,450 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of July 31, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2019, certain unconsolidated entities have loan commitments aggregating $1.37 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $299.2 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2019, the unconsolidated entities had borrowed an aggregate of $1.13 billion, of which we estimate $265.6 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from five months to 9.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenue related to these obligations and subsequently recognize the revenue upon completion of such obligations.
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
Sales Incentives: In order to promote sales of our homes, from time to time we may offer our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
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
Units Delivered and Revenues:

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$602.3	$626.7	(4)%	852	950	(10)%	$706.9	$659.7	7%
Mid-Atlantic	749.1	765.9	(2)%	1,141	1,217	(6)%	$656.5	$629.3	4%
South	811.0	711.5	14%	1,101	942	17%	$736.6	$755.3	(2)%
West	1,019.2	989.9	3%	1,412	1,502	(6)%	$721.8	$659.1	10%
California	1,382.8	1,336.2	3%	753	822	(8)%	$1,836.4	$1,625.5	13%
Traditional Home Building	4,564.4	4,430.2	3%	5,259	5,433	(3)%	$867.9	$815.4	6%
City Living	224.6	257.8	(13)%	176	122	44%	$1,276.1	$2,113.1	(40)%
Other	(0.7)
Total home sales revenue	4,788.3	4,688.0	2%	5,435	5,555	(2)%	$881.0	$843.9	4%
Land sales revenue	56.6
Total revenue	$4,844.9	$4,688.0

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$210.9	$266.2	(21)%	299	403	(26)%	$705.4	$660.6	7%
Mid-Atlantic	287.7	304.1	(5)%	449	487	(8)%	$640.7	$624.4	3%
South	318.5	299.3	6%	440	402	9%	$723.9	$744.4	(3)%
West	353.9	382.5	(7)%	490	558	(12)%	$722.2	$685.4	5%
California	512.3	610.7	(16)%	276	367	(25)%	$1,856.2	$1,664.1	12%
Traditional Home Building	1,683.3	1,862.8	(10)%	1,954	2,217	(12)%	$861.5	$840.2	3%
City Living	71.9	50.6	42%	40	29	38%	$1,797.3	$1,745.4	3%
Other	1.8
Total home sales revenue	1,757.0	1,913.4	(8)%	1,994	2,246	(11)%	$881.2	$851.9	3%
Land sales revenue	8.7
Total revenue	$1,765.7	$1,913.4

Net Contracts Signed:

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$687.7	$689.7	—%	986	987	—%	$697.5	$698.8	—%
Mid-Atlantic	869.4	903.0	(4)%	1,328	1,416	(6)%	$654.7	$637.7	3%
South	868.4	889.8	(2)%	1,231	1,183	4%	$705.4	$752.2	(6)%
West	1,234.9	1,197.0	3%	1,692	1,715	(1)%	$729.8	$698.0	5%
California	1,208.8	2,186.5	(45)%	703	1,342	(48)%	$1,719.5	$1,629.3	6%
Traditional Home Building	4,869.2	5,866.0	(17)%	5,940	6,643	(11)%	$819.7	$883.0	(7)%
City Living	166.2	239.6	(31)%	104	161	(35)%	$1,598.1	$1,488.2	7%
Total	$5,035.4	$6,105.6	(18)%	6,044	6,804	(11)%	$833.1	$897.4	(7)%

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$230.7	$239.7	(4)%	338	353	(4)%	$682.6	$679.1	1%
Mid-Atlantic	301.9	343.0	(12)%	451	544	(17)%	$669.5	$630.6	6%
South	324.8	311.3	4%	465	414	12%	$698.6	$751.9	(7)%
West	513.6	417.9	23%	698	566	23%	$735.7	$738.4	—%
California	434.3	639.4	(32)%	249	390	(36)%	$1,744.0	$1,639.4	6%
Traditional Home Building	1,805.3	1,951.3	(7)%	2,201	2,267	(3)%	$820.2	$860.8	(5)%
City Living	63.5	80.7	(21)%	40	49	(18)%	$1,587.1	$1,646.3	(4)%
Total	$1,868.8	$2,032.0	(8)%	2,241	2,316	(3)%	$833.9	$877.4	(5)%
Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$854.9	$879.1	(3)%	1,232	1,254	(2)%	$693.9	$701.0	(1)%
Mid-Atlantic	879.9	878.6	—%	1,329	1,342	(1)%	$662.1	$654.7	1%
South	1,028.4	994.3	3%	1,421	1,296	10%	$723.7	$767.2	(6)%
West	1,248.7	1,179.0	6%	1,680	1,610	4%	$743.3	$732.3	2%
California	1,712.5	2,345.5	(27)%	1,083	1,407	(23)%	$1,581.2	$1,667.0	(5)%
Traditional Home Building	5,724.4	6,276.5	(9)%	6,745	6,909	(2)%	$848.7	$908.5	(7)%
City Living	119.7	202.6	(41)%	94	191	(51)%	$1,272.9	$1,060.7	20%
Total	$5,844.1	$6,479.1	(10)%	6,839	7,100	(4)%	$854.5	$912.6	(6)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Traditional Home Building:
North	$768.5	$816.1	(6)%	1,098	1,217	(10)%	$699.9	$670.6	4%
Mid-Atlantic	758.8	741.6	2%	1,142	1,143	—%	$664.4	$648.8	2%
South	903.2	815.9	11%	1,166	1,055	11%	$774.6	$773.4	—%
West	1,031.1	972.0	6%	1,400	1,397	—%	$736.5	$695.7	6%
California	1,883.3	1,495.1	26%	1,133	887	28%	$1,662.2	$1,685.6	(1)%
Traditional Home Building	5,344.9	4,840.7	10%	5,939	5,699	4%	$900.0	$849.4	6%
City Living	177.6	220.8	(20)%	166	152	9%	$1,069.7	$1,452.7	(26)%
Total	$5,522.5	$5,061.5	9%	6,105	5,851	4%	$904.6	$865.1	5%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$34.1	$23.3	46%	$16.1	$21.3	(24)%
Mid-Atlantic	35.2	54.9	(36)%	16.3	20.6	(21)%
South	76.5	74.0	3%	29.2	34.7	(16)%
West	128.8	138.8	(7)%	41.4	60.1	(31)%
California	292.8	286.8	2%	112.6	140.3	(20)%
Traditional Home Building	567.4	577.8	(2)%	215.6	277.0	(22)%
City Living	59.6	60.2	(1)%	19.1	13.6	40%
Corporate and other	(112.5)	(100.6)	(12)%	(47.8)	(37.5)	(27)%
Total	$514.5	$537.4	(4)%	$186.9	$253.1	(26)%
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

Traditional Home Building
North

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$602.3	$626.7	(4)%	$210.9	$266.2	(21)%
Units delivered	852	950	(10)%	299	403	(26)%
Average delivered price ($ in thousands)	$706.9	$659.7	7%	$705.4	$660.6	7%

Net Contracts Signed:
Net contract value ($ in millions)	$687.7	$689.7	—%	$230.7	$239.7	(4)%
Net contracted units	986	987	—%	338	353	(4)%
Average contracted price ($ in thousands)	$697.5	$698.8	—%	$682.6	$679.1	1%

Home sales cost of revenues as a percentage of home sale revenues	84.7%	88.0%		82.8%	85.1%

Income before income taxes ($ in millions)	$34.1	$23.3	46%	$16.1	$21.3	(24)%

Number of selling communities at July 31,	50	54	(7)%
The decreases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to a decrease in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were due primarily to a shift in the number of homes delivered to more expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods, particularly in Michigan and New Jersey.
The decrease in the number of net contracts signed in the three-month period ended July 31, 2019, as compared to the three-month period ended July 31, 2018, was principally due to a decrease in the average number of selling communities in the fiscal 2019 period, as compared to the fiscal 2018 period.
The increase in income before income taxes in the nine-month period ended July 31, 2019, as compared to the nine-month period ended July 31, 2018, was principally attributable to lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs and lower earnings from decreased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in income before income taxes in the three-month period ended July 31, 2019, as compared to the three-month period ended July 31, 2018, was due mainly to lower earnings from decreased revenues and higher SG&A costs, in the fiscal 2019 period, as compared to the fiscal 2018 period, partially offset by lower home sales cost of revenues, as a percentage of home sale revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in product mix/areas to higher-margin areas and lower inventory impairment charges in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Inventory impairment charges were $9.9 million and $0.2 million in the nine-month and three-month periods ended July 31, 2019, respectively, as compared to $17.6 million and $1.0 million in the nine-month and three-month period ended July 31, 2018, respectively. During our review of operating communities for impairment in the three-month period ended April 30, 2019, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker-than-expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Illinois needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the fiscal 2019 period to its estimated fair value resulting in a charge to income before income taxes of $6.6 million. During the review in the three-month period ended April 30, 2018, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker-than-expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut needed to be reduced. As a result of this reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value of this community was written down in the three-month period ended April 30, 2018 to its estimated fair value resulting in a charge to income before income taxes of $12.0 million. In addition, during the review in the three-month period ended January 31, 2018, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Illinois rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in the three-month period ended January 31, 2018 of $2.2 million.
Mid-Atlantic

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$749.1	$765.9	(2)%	$287.7	$304.1	(5)%
Units delivered	1,141	1,217	(6)%	449	487	(8)%
Average delivered price ($ in thousands)	$656.5	$629.3	4%	$640.7	$624.4	3%

Net Contracts Signed:
Net contract value ($ in millions)	$869.4	$903.0	(4)%	$301.9	$343.0	(12)%
Net contracted units	1,328	1,416	(6)%	451	544	(17)%
Average contracted price ($ in thousands)	$654.7	$637.7	3%	$669.5	$630.6	6%

Home sales cost of revenues as a percentage of home sale revenues	86.8%	84.4%		86.7%	85.1%

Income before income taxes ($ in millions)	$35.2	$54.9	(36)%	$16.3	$20.6	(21)%

Number of selling communities at July 31,	58	62	(6)%
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
The decreases in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were principally due to a decrease in demand. The three-month period ended July 31, 2019 was also impacted by a decrease in the average number of selling communities, as compared to the three-month period ended July 31, 2018. The increases in the average value of each contract signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The decreases in income before income taxes in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to increases in home sales costs of revenues, as a percentage of home sale revenues; lower earnings on decreased revenues; and increases in SG&A costs in the fiscal 2019 periods, as compared to the fiscal 2018 periods. These decreases were partially offset by a $4.0 million impairment charge recognized in the fiscal 2018 periods related to one Land Development Joint Venture located in Maryland. The increase in home sales costs of revenues, as a percentage of home sale revenues, in the nine-month period ended July 31, 2019, as compared to the nine-month period ended July 31, 2018, was primarily due to higher material and labor costs and higher inventory impairment charges in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in home sales costs of revenues, as a percentage of home sale revenues, in the three-month period ended July 31, 2019, as compared to the three-month period ended July 31, 2018, was primarily due to higher material and labor costs, offset, in part, by lower inventory impairment charges in the fiscal 2019 period, as compared to the fiscal 2018 period.
Inventory impairment charges were $8.4 million and $0.3 million in the nine-month and three-month periods ended July 31, 2019, respectively, as compared to $7.3 million in each of the nine months and three months ended July 31, 2018. During our review of operating communities for impairment in the three months ended April 30, 2019, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker-than-expected market conditions, we determined that the pricing assumptions used in prior impairment reviews for two operating communities located in Pennsylvania needed to be reduced. As a result of this reduction in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying value of these communities were written down in the three months ended April 30, 2019 to their estimated fair values resulting in a charge to income before income taxes of $8.0 million. In the third quarter of fiscal 2018, during our review of operating communities for impairment, primarily due to increases in site costs and a lack of improvement in customer demand as a result of weaker than expected market conditions, we decided to sell a portion of the lots in a bulk sale in one community located in Maryland. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in the nine months and three months ended July 31, 2018 of $6.5 million.

South

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$811.0	$711.5	14%	$318.5	$299.3	6%
Units delivered	1,101	942	17%	440	402	9%
Average delivered price ($ in thousands)	$736.6	$755.3	(2)%	$723.9	$744.4	(3)%

Net Contracts Signed:
Net contract value ($ in millions)	$868.4	$889.8	(2)%	$324.8	$311.3	4%
Net contracted units	1,231	1,183	4%	465	414	12%
Average contracted price ($ in thousands)	$705.4	$752.2	(6)%	$698.6	$751.9	(7)%

Home sales cost of revenues as a percentage of home sale revenues	83.8%	83.1%		84.2%	82.7%

Income before income taxes ($ in millions)	$76.5	$74.0	3%	$29.2	$34.7	(16)%

Number of selling communities at July 31,	83	66	26%
The increases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to the delivery of 45 homes in the metropolitan Atlanta, Georgia market from the Sharp acquisition. In addition, the nine-month period ended July 31, 2019 benefited from an increase in the number of homes closed in Texas, as compared to the nine-month period ended July 31, 2018, which was mainly attributable to an increase in the number of homes in backlog in Texas at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The decreases in the average price of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The increases in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to contracts we signed in the metropolitan Atlanta, Georgia market in the fiscal 2019 period. The decreases in the average value of each contract signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to shifts in the number of contracts signed to less expensive areas and/or products in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
The increase in income before income taxes in the nine-month period ended July 31, 2019, as compared to the nine-month period ended July 31, 2018, was principally due to higher earnings from increased revenues and higher earnings from our investments in unconsolidated entities, offset, in part, by higher SG&A costs and higher home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in income before income taxes in the three-month period ended July 31, 2019, as compared to the three-month period ended July 31, 2018, was mainly due to higher SG&A costs and higher home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2019 period, as compared to the fiscal 2018 period, partially offset by higher earnings from increased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period. The increases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to higher inventory impairment charges and a shift in product mix/areas to lower-margin areas in the fiscal 2019 periods, as compared to the fiscal 2018 periods.
Inventory impairment charges were $8.4 million and $4.0 million in the nine months and three months ended July 31, 2019 respectively, as compared to $2.7 million and $2.2 million in the nine months and three months ended July 31, 2018, respectively. During our review of operating communities for impairment in the three months ended January 31, 2019, primarily due to a lack of improvement and/or a decrease in customer demand, we decided to sell the remaining lots in a bulk sale in one community located in Texas rather than sell and construct homes as previously intended. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes of $1.5 million in the fiscal 2019 period. In addition, during the nine months ended July 31, 2019, we terminated three purchase agreements to acquire land parcels in Texas and forfeited the deposit balances outstanding. We wrote off the deposits resulting in a charges to income before income taxes of $4.2 million and $2.0 million in the nine months and three months ended July 31, 2019, respectively.

West

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$1,019.2	$989.9	3%	$353.9	$382.5	(7)%
Units delivered	1,412	1,502	(6)%	490	558	(12)%
Average delivered price ($ in thousands)	$721.8	$659.1	10%	$722.2	$685.4	5%

Net Contracts Signed:
Net contract value ($ in millions)	$1,234.9	$1,197.0	3%	$513.6	$417.9	23%
Net contracted units	1,692	1,715	(1)%	698	566	23%
Average contracted price ($ in thousands)	$729.8	$698.0	5%	$735.7	$738.4	—%

Home sales cost of revenues as a percentage of home sale revenues	78.6%	78.5%		79.5%	77.4%

Income before income taxes ($ in millions)	$128.8	$138.8	(7)%	$41.4	$60.1	(31)%

Number of selling communities at July 31,	91	75	21%
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
The decrease in the number of net contracts signed in the nine-month period ended July 31, 2019, as compared to the nine-month period ended July 31, 2018, was principally due to a decrease in demand partially offset by an increase in the average number of selling communities. The increase in the number of net contracts signed in the three-month period ended July 31, 2019, as compared to the three-month period ended July 31, 2018, was primarily due to an increase in the average number of selling communities in Arizona and Nevada and an increase in demand in Idaho, Colorado, and Arizona, offset, in part, by a decrease in demand in Nevada. The increase in the average value of each contract signed in the nine-month period ended July 31, 2019, as compared to the nine-month period ended July 31, 2018, was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in income before income taxes in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was due mainly to higher SG&A costs partially offset by higher earnings from the increased revenues in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in income before income taxes in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was due mainly to higher SG&A costs; higher home sales cost of revenues, as a percentage of home sales revenues; and lower earnings from decreased revenues, in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas in the fiscal 2019 periods, as compared to the fiscal 2018 periods.

California

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$1,382.8	$1,336.2	3%	$512.3	$610.7	(16)%
Units delivered	753	822	(8)%	276	367	(25)%
Average delivered price ($ in thousands)	$1,836.4	$1,625.5	13%	$1,856.2	$1,664.1	12%

Net Contracts Signed:
Net contract value ($ in millions)	$1,208.8	$2,186.5	(45)%	$434.3	$639.4	(32)%
Net contracted units	703	1,342	(48)%	249	390	(36)%
Average contracted price ($ in thousands)	$1,719.5	$1,629.3	6%	$1,744.0	$1,639.4	6%

Home sales cost of revenues as a percentage of home sale revenues	73.5%	73.1%		73.2%	72.4%

Income before income taxes ($ in millions)	$292.8	$286.8	2%	$112.6	$140.3	(20)%

Number of selling communities at July 31,	36	39	(8)%
The decreases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly due to lower backlog conversion in the fiscal 2019 periods, as compared to the fiscal 2018 periods, offset, in part, by the increased number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increases in the average price of homes delivered in fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2019 periods, as compared to the fiscal 2018 periods.
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
The increase in income before income taxes in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was primarily due to higher earnings from the increased revenues and lower SG&A costs in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues and a decrease in earnings from unconsolidated entities in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in earnings from unconsolidated entities in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was mainly due to one Land Development Joint Venture which completed the sale of its lots in the fiscal 2018 period. The decrease in income before income taxes in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was mainly due to lower earnings from the decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2019 period, as compared to the fiscal 2018 period. These decreases were partially offset by lower SG&A costs in the fiscal 2019 period, as compared to the fiscal 2018 period.

City Living

	Nine months ended July 31,			Three months ended July 31,
	2019	2018	Change	2019	2018	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$224.6	$257.8	(13)%	$71.9	$50.6	42%
Units delivered	176	122	44%	40	29	38%
Average delivered price ($ in thousands)	$1,276.1	$2,113.1	(40)%	$1,797.3	$1,745.4	3%

Net Contracts Signed:
Net contract value ($ in millions)	$166.2	$239.6	(31)%	$63.5	$80.7	(21)%
Net contracted units	104	161	(35)%	40	49	(18)%
Average contracted price ($ in thousands)	$1,598.1	$1,488.2	7%	$1,587.1	$1,646.3	(4)%

Home sales cost of revenues as a percentage of home sale revenues	70.4%	75.9%		70.6%	73.3%

Income before income taxes ($ in millions)	$59.6	$60.2	(1)%	$19.1	$13.6	40%

Number of selling communities at July 31,	4	5	(20)%
The increases in the number of homes delivered in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were mainly attributable to homes delivered at a building located in Jersey City, New Jersey, which commenced deliveries in the fourth quarter of fiscal 2018. The decrease in the average price of homes delivered in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was primarily due to a shift in the number of homes delivered to less expensive buildings in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by the delivery of two homes in the fiscal 2019 period in a building located in New York City, New York, where the average price was $13.6 million. In the nine months ended July 31, 2019 and 2018, 8% and 46%, respectively, of the units delivered were located in New York City, where average home prices were higher. The increase in the average price of homes delivered in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was due mainly to the delivery of two homes in the fiscal 2019 period in a building located in New York City, New York, where the average price was $13.6 million. This increase was partially offset by a shift in the number of homes delivered to less expensive buildings in the fiscal 2019 period, as compared to the fiscal 2018 period.
The decrease in the number of net contracts signed in the fiscal 2019 periods, as compared to the fiscal 2018 periods, were primarily due to a decrease in demand. The increase in the average sales price of net contracts signed in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was principally due to the sale of two homes in the fiscal 2019 period in a building located in New York City, New York, where the average price was $13.6 million partially offset by a shift to less expensive buildings in the fiscal 2019 period, as compared to the fiscal 2018 period. The decrease in the average sales price of net contracts signed in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was principally due a shift to less expensive units in the fiscal 2019 period, as compared to the fiscal 2018 period. This decrease was offset, in part, by the sale of one home in the fiscal 2018 period in a building located in New York City, New York, where the price was $16.2 million.
The decrease in income before income taxes in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was mainly due to lower earnings from decreased revenues; lower management fee income; and a decrease in earnings from our investments in unconsolidated entities, in the fiscal 2019 period, as compared to the fiscal 2018 period. These decreases were partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, in the fiscal 2019 period, as compared to the fiscal 2018 period. The increase in income before income taxes in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was due primarily to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by a decrease in earnings from our investments in unconsolidated entities in the fiscal 2019 period, as compared to the fiscal 2018 period. The lower home sales cost of revenues, as a percentage of home sale revenues, in the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018, was due primarily to a shift in the number of homes delivered to buildings with higher margins; a state reimbursement of previously expensed environmental clean-up costs received in the fiscal 2019 period; a benefit in the fiscal 2019 period from the reversal of accruals for certain HOA turnovers that were no longer required; and lower interest costs in fiscal 2019 period, as compared to the fiscal 2018 period. These decreases were offset, in part, by impairment charges of $4.8 million in the fiscal 2019 period. As a result of decreased demand, in the second quarter of fiscal 2019, we wrote down the carrying value of units in one building located in

Maryland to their estimated fair value resulting in an impairment charge of $2.0 million. In addition, in the first quarter of fiscal 2019, we wrote down the carrying value of units in one building located in New York, New York, to their estimated fair value resulting in an impairment charge of $2.8 million.
The lower home sales cost of revenues, as a percentage of home sale revenues, in the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, was mainly due to a benefit in the fiscal 2019 period from the reversal of accruals for certain HOA turnovers that were no longer required and lower interest expense, as a percentage of home sale revenues, partially offset by a shift in the number of homes delivered to buildings with lower margins in the fiscal 2019 period, as compared to the fiscal 2018 period.
In the nine months and three months ended July 31, 2019 and 2018, earnings from our investments in unconsolidated entities decreased $2.4 million and $1.4 million, respectively, as compared to the nine months and three months ended July 31, 2018. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2019 Units	2018 Units	2019 $	2018 $	2019 Units	2018 Units	2019 $	2018 $
Deliveries	70	9	$178.8	$42.1	28	4	$87.3	$20.6
Net contracts signed	30	89	$95.7	$204.7	15	15	$42.3	$56.3

	At July 31,				At October 31,
	2019 Units	2018 Units	2019 $	2018 $	2018 Units	2017 Units	2018 $	2017 $
Backlog	94	126	$195.9	$261.7	134	46	$279.0	$99.1
Corporate and Other
In the nine months ended July 31, 2019 and 2018, loss before income taxes was $112.5 million and $100.6 million, respectively. The increase in the loss before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was principally attributable to $39.5 million of gains recognized in the fiscal 2018 period from the asset sales by two of our Rental Property Joint Ventures located in College Park, Maryland and Westborough, Massachusetts; an increase in losses in several Rental Property Joint Ventures due to the commencement of operations and lease up activities in the fiscal 2019 period; and $2.6 million received in the fiscal 2018 period related to the resolution of a defective floor joist issue. These increases were partially offset by a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period; an $8.4 million gain recognized from the sale of land to a newly formed Rental Property Joint Venture in the fiscal 2019 period; a $3.8 million gain recognized in the fiscal 2019 period from an asset sale by one of our Rental Property Joint Ventures located in Phoenixville, Pennsylvania; and higher interest income in the fiscal 2019 period, as compared to the fiscal 2018 period.
In the three months ended July 31, 2019 and 2018, loss before income taxes was $47.8 million and $37.5 million, respectively. The increase in the loss before income taxes in the fiscal 2019 period, as compared to the fiscal 2018 period, was primarily due to an $8.7 million gain recognized in the fiscal 2018 period from an asset sale by one of our Rental Property Joint Ventures located in Westborough, Massachusetts; an increase in losses in several Rental Property Joint Ventures due to the commencement of operations and lease up activities in the fiscal 2019 period; $2.6 million received in the fiscal 2018 period related to the resolution of a defective floor joist issue; and higher SG&A costs in the fiscal 2019 period, as compared to the fiscal 2018 period, offset, in part, by higher interest income in the fiscal 2019 period, as compared to the fiscal 2018 period and a $3.8 million gain recognized in the fiscal 2019 period from an asset sale by one of our Rental Property Joint Ventures located in Phoenixville, Pennsylvania.
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
The table below sets forth, at July 31, 2019, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2019	$28,139	3.64%	$—
2020	317,088	6.20%	150,150	4.12%
2021	44,951	3.61%	150	1.51%
2022	433,190	5.85%	150	1.51%
2023	415,620	4.41%	150	1.51%
Thereafter	1,559,262	4.89%	812,910	3.53%
Bond discounts, premiums and deferred issuance costs, net	(6,999)		(2,747)
Total	$2,791,251	5.08%	$960,763	3.62%
Fair value at July 31, 2019	$2,908,766		$963,510

(a)
Based upon the amount of variable-rate debt outstanding at July 31, 2019, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.6 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the risk factors previously identified in Part I, Item 1A., “Risk Factors,” in our 2018 Form 10-K, we are updating the following risk factor related to information technology.
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
In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, home buyers, mortgage loan applicants and business partners, requiring us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our reputation, business, financial condition and results of operations. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time. In addition, the costs of maintaining adequate protection against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material.
In the third quarter of 2019, we learned that a small percentage of loan applicants who had submitted applications to our mortgage subsidiary in the last year had recently experienced identity theft. We immediately investigated these incidents, including by engaging expert forensic cyber security firms, notified our insurance carrier, and took a number of steps to enhance the security of our customers’ information. While our investigation has not identified any compromise of our systems, we notified all potentially impacted mortgage loan applicants of the identity thefts, offered credit monitoring services, and notified applicable regulatory agencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2019, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2019 to May 31, 2019	1,631	$35.62	1,631	18,153
June 1, 2019 to June 30, 2019	1,859	$36.04	1,859	16,294
July 1, 2019 to July 31, 2019	489	$35.01	489	15,805
Total	3,979	$35.74	3,979

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2019, we withheld 2,305 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $84,000 of income tax withholdings and we issued the remaining 5,917 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2019, the net exercise method was not employed to exercise options.

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

Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2019.
Dividends
In February 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the nine months ended July 31, 2019, we paid aggregate cash dividends of $0.33 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our bank credit agreement requires us to maintain a minimum tangible net worth (as defined in the credit agreement), which restricts the amount of dividends we may pay. At July 31, 2019, under the most restrictive provisions of our bank credit agreements, we could have paid up to approximately $2.22 billion of cash dividends.

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, filed on September 5, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 5, 2019	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 5, 2019	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)