Form 10-K
period 2019-10-31
Toll Brothers, Inc.
filed 2019-12-26
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-09186
TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware			23-2416878
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
250 Gibraltar Road	Horsham	Pennsylvania	19044
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code
(215) 938-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01)	TOL	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.625% Senior Notes due 2024	TOL/24	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2019, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,115,920,000.
As of December 19, 2019, there were approximately 138,696,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2020 Annual Meeting of Stockholders, scheduled to be held on March 10, 2020, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Page
PART I
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	11
ITEM 1B. UNRESOLVED STAFF COMMENTS	18
ITEM 2. PROPERTIES	19
ITEM 3. LEGAL PROCEEDINGS	19
ITEM 4. MINE SAFETY DISCLOSURES	19
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6. SELECTED FINANCIAL DATA	22
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	46
ITEM 9A. CONTROLS AND PROCEDURES	46
ITEM 9B. OTHER INFORMATION	47
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	48
ITEM 11. EXECUTIVE COMPENSATION	49
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE	49
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	49
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	49
SIGNATURES	57

The following exhibits have been filed electronically with this Form 10-K:
EXHIBIT 4.41
EXHIBIT 4.42
EXHIBIT 4.43
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT101
EXHIBIT 101.INS
EXHIBIT 104

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
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached home, master planned resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, affordable luxury and second-home buyers in the United States (“Traditional Home Building Product”), as well as urban and suburban renters. We also design, build, market, and sell urban low-, mid-, and high-rise condominiums through Toll Brothers City Living® (“City Living”). At October 31, 2019, we were operating in 23 states, as well as in the District of Columbia.
In the five years ended October 31, 2019, we delivered 35,146 homes from 724 communities, including 8,107 homes from 426 communities in fiscal 2019. At October 31, 2019, we had 715 communities containing approximately 59,200 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $5.26 billion (6,266 homes) at October 31, 2019; we expect to deliver approximately 93% of these homes in fiscal 2020.
We operate our own architectural, engineering, mortgage, title, land development, golf course development, and landscaping subsidiaries. We also operate our own security company, TBI Smart Home Solutions, which provides homeowners with home automation and technology options. In addition, we operate our own lumber distribution, house component assembly, and manufacturing operations.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments primarily through joint ventures. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed, (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.® At October 31, 2019, we or joint ventures in which we have an interest controlled 56 land parcels as for-rent apartment projects containing approximately 18,300 units.
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
Acquisitions
As part of our strategy to expand our geographic footprint and product offerings, in fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $92.8 million and $69.6 million, respectively, in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our preliminary purchase price allocations, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of those undelivered homes was approximately $471,100 as of the applicable acquisition date. As a result of these acquisitions, our selling community count increased by 22 communities.
Our Communities and Homes
Our traditional home building communities are generally located in affluent suburban areas near major highways providing access to major cities and are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. Our City Living communities currently operate in Hoboken and Jersey City, New Jersey; New York

City, New York; Philadelphia, Pennsylvania; the suburbs of Washington, D.C.; Los Angeles, California; and Seattle, Washington.
At October 31, 2019, we were operating in the following major suburban and urban residential markets:

•	Boston, Massachusetts, metropolitan area

•	Fairfield, Hartford, and New Haven Counties, Connecticut

•	Westchester and Dutchess Counties, New York

•	Boroughs of Manhattan and Brooklyn in New York City

•	Central and northern New Jersey

•	Philadelphia, Pennsylvania, metropolitan area

•	Lehigh Valley area of Pennsylvania

•	Virginia and Maryland suburbs of Washington, D.C.

•	Raleigh and Charlotte, North Carolina, metropolitan areas

•	Charleston, Greenville, and Myrtle Beach, South Carolina

•	Atlanta, Georgia, metropolitan area

•	Southeast and southwest coasts and the Jacksonville, Orlando, and Tampa areas of Florida

•	Detroit, Michigan, metropolitan area

•	Chicago, Illinois, metropolitan area

•	Dallas, Houston, and Austin, Texas, metropolitan areas

•	Denver, Colorado, metropolitan area and Fort Collins, Colorado

•	Phoenix, Arizona, metropolitan area

•	Las Vegas and Reno, Nevada, metropolitan areas

•	Boise, Idaho, metropolitan area

•	Salt Lake City, Utah, metropolitan area

•	San Diego and Palm Springs, California, areas

•	Los Angeles, California, metropolitan area

•	San Francisco Bay, Sacramento, and San Jose areas of northern California,

•	Seattle, Washington, metropolitan area, and

•	Portland, Oregon, metropolitan area.
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
Each of our detached home communities offers several home plans with the opportunity for home buyers to select various exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever feasible, and curving street layouts to allow relatively few homes to be seen from any vantage point. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to detail gives each community a diversified neighborhood appearance that enhances home values.

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
In our Traditional Home Building Product communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options in our Traditional Home Building Product typically increase with the size and base selling price of our homes. Major options include additional garages, extra fireplaces, guest suites, finished lofts, and other additional rooms. We also offer numerous interior fit-out options such as flooring, wall tile, plumbing fixtures, lighting and home-automation and security technologies.
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
We continue to pursue growth initiatives by expanding our geographic footprint and by broadening our product lines and price points to appeal to buyers across the demographic spectrum. In addition to our traditional “move-up” home buyer, we are focusing on the “empty-nester” market, the millennial generation, and the affordable luxury buyer.
We market to the “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2019, we were selling from 39 active-adult communities, in which at least one home occupant must be at least 55 years of age. We expect to open additional active-adult communities during the next few years.
As the millennial generation enters its prime family formation years, we continue to focus on this group with our core suburban homes, affordable luxury offerings, urban condominiums and luxury rental apartment products.
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
A majority of our City Living communities are high-rise projects and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced and, by the time construction has been completed, we typically have a significant number of homes in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered quickly.
We believe that the demographics supporting the luxury first-time, move-up, empty-nester, active-adult, affordable luxury and second-home upscale markets will provide us with an opportunity for growth in the future. We continue to believe that many of our communities are in desirable locations that are difficult to replace and that many of these communities have substantial embedded value that may be realized in the future.
At October 31, 2019, we were selling homes from 333 communities, compared to 315 communities at October 31, 2018, and 305 communities at October 31, 2017.

The following table summarizes certain information with respect to our operating communities at October 31, 2019:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	59	50	9,227	5,747	1,076	2,404
Mid-Atlantic	71	56	10,183	6,233	1,159	2,791
South	106	93	10,848	5,206	1,339	4,303
West	102	94	11,408	3,949	1,738	5,721
California	40	36	5,040	2,170	842	2,028
Traditional Home Building	378	329	46,706	23,305	6,154	17,247
City Living	5	4	948	589	112	247
Total	383	333	47,654	23,894	6,266	17,494
At October 31, 2019, significant site improvements had not yet commenced on approximately 7,000 of the 17,494 available home sites. Of the 17,494 available home sites, approximately 1,700 were not yet owned by us but were controlled through options.
Of our 383 operating communities at October 31, 2019, a total of 333 communities were offering homes for sale; 48 communities were sold out but not all homes had been completed and delivered; and two communities had been temporarily shut down and are expected to reopen in fiscal 2020. Of the 333 communities in which homes were being offered for sale at October 31, 2019, a total of 270 were detached home communities and 63 were attached home communities.
At October 31, 2019, we had 1,120 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 745 were in detached home communities and 375 were in attached home communities. At October 31, 2019, we had 364 homes (exclusive of model homes) under construction or completed but not under contract in four City Living communities that were wholly owned.
As a result of our wide product and geographic diversity, we have a wide range of base sales prices. The general range of base sales prices for our different lines of homes at October 31, 2019 was as follows:

Traditional Home Building Product
Detached homes
Move-up	$230,000	to	$792,000
Executive	335,000	to	1,543,000
Estate	320,000	to	3,010,000
Active-adult	317,000	to	723,000
Attached homes
Flats	$262,000	to	$1,683,000
Townhomes/Carriage homes	292,000	to	1,480,000
Active-adult	274,000	to	840,000
City Living Product	$413,000	to	$7,175,000
In fiscal 2019, of the 8,107 homes delivered, 21% had a delivered price of less than $500,000; 35% had a delivered price of between $500,000 and $750,000; 20% had a delivered price of between $750,000 and $1,000,000; 18% had a delivered price of between $1,000,000 and $2,000,000; and 6% had a delivered price of over $2,000,000. Of the homes delivered in fiscal 2019, approximately 22% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 68% of the value of the home.

The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2019, 2018, and 2017:

	2019		2018		2017
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Overall	$178	24.4%	$165	22.8%	$152	22.0%
Traditional Home Building Product
Detached	$203	26.6%	$189	24.8%	$178	24.9%
Attached	$99	18.8%	$94	19.6%	$77	16.7%
City Living Product	$31	2.5%	$25	1.3%	$32	2.2%
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
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses that assist us in evaluating the acquisition. In addition to purchasing land parcels outright, we often attempt to enter into option agreements to purchase land for future communities. We have also entered into several joint ventures with other builders or developers to develop land for the use of the joint venture participants or for sale to third parties.
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage our capital, where practicable, we enter into option agreements (also referred to herein as “land purchase contracts,” “purchase agreements,” or “options”) to purchase land, on a non-recourse basis, thereby limiting our financial exposure to amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of the cost of the option (the deposit). Option agreements enable us to obtain necessary governmental approvals before we acquire title to the land, and allow us to acquire lots over a specified period of time at pre-determined prices. The use of these agreements may increase our overall cost basis in the land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to delay the acquisition to a later date. Historically, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. Our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2019 and 2018, we acquired control of approximately 13,900 and 13,400 home sites, respectively, net of options terminated and lots sold. At October 31, 2019, we controlled approximately 59,200 home sites, as compared to approximately 53,400 home sites at October 31, 2018, and approximately 48,300 home sites at October 31, 2017.
We are developing several parcels of land for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. At October 31, 2019, our Land Development Joint Ventures owned approximately 10,100 home sites. At October 31, 2019, we had agreed to acquire 130 home sites and expect to purchase approximately 2,500 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability to continue development activities over the long term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2019, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	41	3,769
Mid-Atlantic	51	3,992
South	89	8,976
West	102	12,628
California	41	5,154
Traditional Home Building	324	34,519
City Living	8	951
Total	332	35,470
Of the 35,470 planned home sites at October 31, 2019, we owned 14,466 and controlled 21,004 through options and purchase agreements.
At October 31, 2019, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $2.36 billion (including $10.8 million of land to be acquired from joint ventures in which we have invested). Of the $2.36 billion of land purchase commitments, we paid or deposited $168.8 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.19 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Product lines of homes, has enhanced our reputation as a builder and developer of high quality upscale homes. We believe this reputation results in greater demand for all of our lines of homes. We generally include attractive decorative features even in our less expensive homes, based on our belief that these enhancements improve our marketing and sales effort.
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
Visitors to our website, www.TollBrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes, and design their own home based upon our available floor plans and options. We also advertise in newspapers, in other local and regional publications, and on billboards and online media sites.
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
The second step in the sales process occurs when we sign a binding agreement of sale with the home buyer and the home buyer gives us a cash down payment that is generally non-refundable. Cash down payments currently average approximately 7% of the total purchase price of a home. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, he or she is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2019, 2018, and 2017, our customers signed net contracts for $6.71 billion (8,075 homes), $7.60 billion (8,519 homes), and $6.83 billion (8,175 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.
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

Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2019	8,107	3,259	40.2%	$1,572.1
2018	8,265	2,918	35.3%	$1,411.6
2017	7,151	2,407	33.7%	$1,168.4
2016	6,098	2,523	41.4%	$1,240.9
2015	5,525	2,103	38.1%	$1,001.2

*
Amounts under “TBI Mortgage Company financed settlements” exclude brokered and referred loans, which amounted to approximately 4.0%, 5.0%, 3.6%, 4.2%, and 6.2%, of our home closings in fiscal 2019, 2018, 2017, 2016, and 2015, respectively.

Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several outside recognized mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. At October 31, 2019, our mortgage subsidiary was committed to fund $1.93 billion of mortgage loans. Of these commitments, $565.6 million, as well as $208.6 million of mortgage loans receivable, have “locked-in” interest rates as of October 31, 2019. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $774.2 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $1.36 billion of mortgage loan commitments as of October 31, 2019.
Backlog
We had a backlog of $5.26 billion (6,266 homes) at October 31, 2019; $5.52 billion (6,105 homes) at October 31, 2018; and $5.06 billion (5,851 homes) at October 31, 2017. Of the 6,266 homes in backlog at October 31, 2019, approximately 93% are expected to be delivered by October 31, 2020.
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
Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities include Land Development Joint Ventures, Home Building Joint Ventures, Rental Property Joint Ventures, and Gibraltar Joint Ventures. At October 31, 2019, we had investments of $366.3 million in these unconsolidated entities and were committed to invest or advance up to an additional $38.8 million to these entities if they require additional funding.
In fiscal 2019, 2018, and 2017, we recognized income from the unconsolidated entities in which we had an investment of $24.9 million, $85.2 million, and $116.1 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $21.8 million in fiscal 2019, $19.2 million in fiscal 2018, and $19.1 million in fiscal 2017.
Land Development Joint Ventures
At October 31, 2019, we have investments in eight Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2019, we had approximately $110.3 million invested in our Land Development Joint Ventures and funding commitments of $28.6 million to two of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2019, three of these joint ventures had aggregate loan commitments of $100.9 million and outstanding borrowings against these commitments of $88.3 million. At October 31, 2019, our Land Development Joint Ventures owned approximately 10,100 home sites.

At October 31, 2019, we had agreed to acquire 130 home sites from one of our Land Development Joint Ventures for an aggregate purchase price of approximately $10.8 million. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date.
Home Building Joint Ventures
At October 31, 2019, we had an aggregate of $60.5 million of investments in four Home Building Joint Ventures to develop approximately 100 luxury for-sale homes. At October 31, 2019, we had $1.4 million of funding commitments to one of these joint ventures. In fiscal 2019, the value of net contracts signed by our Home Building Joint Ventures was $131.0 million (40 homes), and they delivered $374.6 million (186 homes) of revenue. At October 31, 2019, our Home Building Joint Ventures had a backlog of undelivered homes of $76.3 million (26 homes).
Rental Property Joint Ventures
As part of our strategy to diversify product lines, over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including several student housing sites. At October 31, 2019, we had an aggregate of $174.3 million of investments in 20 Rental Property Joint Ventures. At October 31, 2019, we or joint ventures in which we have an interest controlled 56 land parcels as for-rent apartment projects containing approximately 18,300 units. At October 31, 2019, joint ventures in which we had an interest had aggregate loan commitments of $1.39 billion and outstanding borrowings against these commitments of $1.02 billion.These projects are located in multiple metropolitan areas throughout the country and are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2019, one of our Rental Property Joint Ventures, located in Phoenixville, Pennsylvania, sold its assets to an unrelated party for $77.8 million. From our investment in this joint venture, we received cash of $7.4 million and recognized a gain from this sale of $3.8 million in fiscal 2019. In fiscal 2018, three of our Rental Property Joint Ventures sold their assets to unrelated parties for $477.5 million. These joint ventures had owned, developed, and operated multifamily rental properties located in suburban Washington, D.C. and Westborough, Massachusetts, and a student housing community in College Park, Maryland. From our investment in these joint ventures, we received cash of $79.1 million and recognized gains from these sales of $67.2 million in fiscal 2018. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2019, we had approximately 2,000 units in for-rent apartment projects that were occupied or ready for occupancy, 1,700 units in the lease-up stage, 8,400 units in the design phase or under development, and 6,200 units in the planning stage. Of the 18,300 units at October 31, 2019, 7,700 were owned by joint ventures in which we have an interest; approximately 4,400 were owned by us; and 6,200 were under contract to be purchased by us.
Gibraltar Joint Ventures
Over the past three years, we, through Gibraltar, entered into several ventures with an institutional investor to provide builders and developers with land banking and venture capital. We have approximately a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2019, we had an investment of $20.5 million in these ventures.
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
Employees
At October 31, 2019, we employed approximately 5,100 persons full-time. At October 31, 2019, we were subject to one collective bargaining agreement that covered less than 2% of our employees. We believe our employee relations are good.
Available Information
We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). These filings are available over the internet at the SEC’s website at http://www.sec.gov.
Our principal Internet address is www.TollBrothers.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available through our website under “Investor Relations” (our “Investor Relations website”), free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We provide information about our business and financial performance, including our corporate profile, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Further corporate governance information, including our code of ethics and business conduct, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The content of our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about our executive officers is incorporated by reference from Part III, Item 10 of this Form 10-K.
ITEM 1A. RISK FACTORS
We are subject to demand fluctuations in the housing industry. Any reduction in demand would adversely affect our business, results of operations, and financial condition.
Demand for our homes is subject to fluctuations, often due to factors outside of our control, such as employment levels, consumer confidence and spending, housing demand, availability of financing for homebuyers, interest rates, availability and prices of new homes compared to existing inventory, and demographic trends. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.
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
Our strategy includes growing our business by expanding our luxury brand to new price points, product lines and geographies. We cannot assure you that (i) our strategies, and any related initiatives or actions, will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) we will perform in any period as well as other homebuilders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business;

on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.
A significant portion of our revenues and income from operations is generated from California in our Traditional Home Building segment.
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
In the construction of a high-rise building, whether a for-sale or a for-rent property, we incur significant costs before we can begin construction, sell and deliver the units to our customers, or commence the collection of rent and recover our costs. We may be subject to delays in construction that could lead to higher costs that could adversely affect our operating results. Changing market conditions during the construction period could negatively impact selling prices and rents, which could adversely affect our operating results.
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
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2019, we had 6,266 homes with a sales value of $5.26 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
The home building industry is highly competitive, and, if other home builders are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment in which we face competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials, and skilled management and labor resources. We also compete with the resale home market, also referred to as the “previously owned or existing” home market. An oversupply of homes available for sale or the heavy discounting of home prices by some of our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions can have any of the following impacts on us: delivery of fewer homes; sale of fewer homes or higher cancellations by our home buyers; an increase in selling incentives and/or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.

If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Each of our $1.9 billion revolving credit facility and our $800.0 million term loan matures in November 2024, and $2.67 billion of our senior notes become due and payable at various times from February 2022 through November 2029. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2019, we had approximately 59,200 home sites that we owned or controlled through options. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
We are required to comply with laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, title and escrow operations, sales and warranty. It is possible that our employees or entities engaged by us, such as subcontractors, could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers could be damaged.
Negative publicity could negatively impact sales, which could cause our revenues or results of operations to decline.
Our business strategy relies heavily on our brand, which is critical to our success. Unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
In addition, we can be affected by poor relations with the residents of communities we develop because efforts made by us to resolve issues or disputes that may arise in connection with the operation or development of their communities, or in connection with the transition of a homeowners association, could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes, which could adversely affect our results of operations.
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
Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, accessibility, anti-discrimination, and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities, and other dealings with home buyers, including anti-discrimination laws such as the Fair Housing Act and data privacy laws such as the California Consumer Privacy Act. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.
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
Increases in taxes or government fees could increase our costs, and adverse changes in tax laws or their interpretation could reduce demand for our homes and negatively affect our operating results.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other things, (i) limits the federal deduction for mortgage interest so that it only applies to the first $750,000 of a new mortgage (as compared to $1 million under previous tax law) and (ii) introduced a $10,000 cap on the federal deduction for state and local taxes. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices, in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our markets in California, New Jersey and New York. Any further changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations. Further, while we believe that our recorded tax balances are adequate, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the
Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes.
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
Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and wildfires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental, or geological conditions or problems, including conditions or problems which arise on lands of third parties in the vicinity of our communities, but nevertheless negatively impact our communities. Any of these adverse events or circumstances could cause delays in or prevent the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.
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
We are subject to one collective bargaining agreement that covers less than 2% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot make assurances that there will not be any work stoppages due to strikes or other job actions in the future. We engage independent contractors that employ non-unionized workers to construct our homes. At any given point in time, the employees of those subcontractors, who are not yet represented by a union, may be unionized.
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
Our multi-unit buildings are subject to swings in delivery volume due to their extended construction time, levels of pre-sales, and quick delivery of units once buildings are complete.
Our quarterly operating results will fluctuate depending on the timing of completion of construction of our multi-unit buildings, levels of pre-sales and the relatively short delivery time of the pre-sold units once the building is completed. Depending on the number of multi-unit buildings that are completed in a quarter, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
Increased domestic or international instability could adversely impact the economy and significantly reduce the number of new contracts signed, increase the number of cancellations of existing contracts, and/or increase our operating expenses, which could adversely affect our business.
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
In addition, breaches of our data security systems, including by cyber-attacks, could result in the unintended public disclosure or the misappropriation of our proprietary information or personal and confidential information, about our employees, consumers who view our homes, home buyers, mortgage loan applicants and business partners, requiring us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may lead to identity theft and related fraud, litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our reputation, business, financial condition and results of operations. Depending on its nature, a particular breach or series of breaches of our systems may result in the unauthorized use, appropriation or loss of confidential or proprietary information on a one-time or continuing basis, which may not be detected for a period of time. In addition, the costs of maintaining adequate protection against such threats, as they develop in the future (or as legal requirements related to data security increase) could be material. As previously disclosed, in the third quarter of 2019, after learning that certain loan applicants who had submitted applications to our mortgage subsidiary during the year had experienced identity theft, we investigated these incidents, found that unauthorized access to applicant data had occurred on a service provider’s system, and took a number of steps to block such access and enhance the security of our customers’ information. In addition, we notified all potentially impacted mortgage loan applicants of this security incident, offered credit monitoring services, and notified applicable regulatory agencies. Despite these efforts, we cannot assure you that similar cyber incidents will not occur in the future.
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.

We are in the process of implementing a complex, multi-year implementation of a new enterprise resource planning system (“ERP”). The ERP implementation requires the integration of the new ERP with multiple new and existing information systems and business processes, and is designed to accurately maintain our books and records and provide information to our management team important to the operation of the business. Our ERP implementation will continue to require ongoing investment. If the system as it currently stands or after necessary investments does not result in our ability to maintain accurate books and records, our financial condition, results of operations and cash flows could be negatively impacted. Additionally, conversion from our old system to the ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our ERP mandated new procedures and many new key controls over financial reporting. These procedures and controls are not yet mature in their operation and not fully tested by our internal auditors. If we are unable to adequately implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. At December 19, 2019, there were approximately 536 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2019, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2019 to August 31, 2019	1,735	$35.61	1,735	14,070
September 1, 2019 to September 30, 2019	114	$36.25	114	13,956
October 1, 2019 to October 31, 2019	3	$39.82	3	13,953
Total	1,852		1,852

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2019, we withheld 330 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $13,000 of income tax withholdings and we issued the remaining 909 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2019, no participant employed the net exercise method to exercise options.

(b)
On December 11, 2019, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This new authorization terminated, effective December 11 2019, the existing authorization that had been in effect since December 12, 2018 and pursuant to which we had authority to acquire approximately 14 million shares as of October 31, 2019. The Board of Directors did not fix any expiration date for the current share repurchase program.

Subsequent to October 31, 2019, we repurchased approximately 3.6 million shares of our common stock at an average price of $39.58 per share, substantially all of which were purchased under the repurchase program authorized by our Board of Directors on December 11, 2019.
Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $3.53 billion as of October 31, 2019
Dividends
During fiscal 2019, we paid aggregate cash dividends of $0.44 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2019, under the most restrictive provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $2.32 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2014, and that dividends were reinvested) from October 31, 2014 to October 31, 2019, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

October 31:	2014	2015	2016	2017	2018	2019
Toll Brothers, Inc.	100.00	112.58	85.88	144.98	107.12	128.07
S&P 500®	100.00	105.20	109.94	135.93	145.91	166.81
S&P Homebuilding	100.00	115.76	109.22	163.54	131.42	192.42

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2019. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2019	2018	2017	2016	2015
Home Sales Revenues	$7,080,379	$7,143,258	$5,815,058	$5,169,508	$4,171,248
Income before income taxes	$787,170	$933,916	$814,311	$589,027	$535,562
Net income	$590,007	$748,151	$535,495	$382,095	$363,167
Earnings per share:
Basic	$4.07	$4.92	$3.30	$2.27	$2.06
Diluted	$4.03	$4.85	$3.17	$2.18	$1.97
Weighted average number of shares outstanding:
Basic	145,008	151,984	162,222	168,261	176,425
Diluted	146,501	154,201	169,487	175,973	184,703
Cash dividends declared per share	$0.44	$0.41	$0.24	$—	$—

At October 31:	2019	2018	2017	2016	2015
Cash, cash equivalents, and marketable securities	$1,286,014	$1,182,195	$712,829	$633,715	$928,994
Inventory	$7,873,048	$7,598,219	$7,281,453	$7,353,967	$6,997,516
Total assets	$10,828,138	$10,244,590	$9,445,225	$9,736,789	$9,206,515
Debt:
Loans payable	$1,111,449	$686,801	$637,416	$871,079	$1,000,439
Senior debt	2,659,898	2,861,375	2,462,463	2,694,372	2,689,801
Mortgage company loan facility	150,000	150,000	120,145	210,000	100,000
Total debt	$3,921,347	$3,698,176	$3,220,024	$3,775,451	$3,790,240
Equity	$5,118,693	$4,768,912	$4,537,090	$4,235,202	$4,228,079
Housing Data

Year ended October 31:	2019	2018	2017	2016	2015
Closings:
Number of homes	8,107	8,265	7,151	6,098	5,525
Value (in thousands)	$7,080,379	$7,143,258	$5,815,058	$5,169,508	$4,171,248
Net contracts signed:
Number of homes	8,075	8,519	8,175	6,719	5,910
Value (in thousands)	$6,710,937	$7,604,265	$6,828,277	$5,649,570	$4,955,579

At October 31:	2019	2018	2017	2016	2015
Backlog:
Number of homes	6,266	6,105	5,851	4,685	4,064
Value (in thousands)	$5,257,091	$5,522,523	$5,061,517	$3,984,065	$3,504,004
Number of selling communities	333	315	305	310	288
Home sites:
Owned	36,567	32,503	31,341	34,137	35,872
Controlled	22,663	20,919	16,970	14,700	8,381
Total	59,230	53,422	48,311	48,837	44,253

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
This discussion and analysis does not address certain items in respect of fiscal 2017 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. A discussion and analysis of fiscal 2017 may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the SEC on December 20, 2018.
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached home, master planned resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, affordable luxury and second-home buyers in the United States (“Traditional Home Building Product”), as well as urban and suburban renters. We also design, build, market, and sell urban low-, mid-, and high-rise condominiums through Toll Brothers City Living® (“City Living”). At October 31, 2019, we were operating in 23 states, as well as in the District of Columbia.
In the five years ended October 31, 2019, we delivered 35,146 homes from 724 communities, including 8,107 homes from 426 communities in fiscal 2019. At October 31, 2019, we had 715 communities containing approximately 59,200 home sites that we owned or controlled through options.
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
We operate our own architectural, engineering, mortgage, title, land development, golf course development, and landscaping subsidiaries. We also operate our own security company, TBI Smart Home Solutions, which provides homeowners with home automation and a full range of technology options. In addition, we operate our own lumber distribution, house component assembly, and manufacturing operations.
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
Financial Highlights
In fiscal 2019, we recognized $7.08 billion of home sales revenues and net income of $590.0 million, as compared to $7.14 billion of revenues and net income of $748.2 million in fiscal 2018.
In fiscal 2019 and 2018, the value of net contracts signed was $6.71 billion (8,075 homes) and $7.60 billion (8,519 homes), respectively. The value of our backlog at October 31, 2019 was $5.26 billion (6,266 homes), as compared to our backlog at October 31, 2018 of $5.52 billion (6,105 homes).

At October 31, 2019, we had $1.29 billion of cash and cash equivalents and approximately $1.73 billion available for borrowing under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”) that matures in November 2024. At October 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $177.9 million.
In fiscal 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During fiscal 2019 and 2018, we paid aggregate cash dividends of $0.44 and $0.41 per share, respectively, to our shareholders. In December 2019, we declared a quarterly cash dividend of $0.11 which will be paid on January 24, 2020 to shareholders of record on the close of business on January 10, 2020.
At October 31, 2019, our total equity and our debt to total capitalization ratio were $5.12 billion and 0.44 to 1.00, respectively.
Acquisitions
As part of our strategy to expand our geographic footprint and product offerings, in fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $92.8 million and $69.6 million, respectively, in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our preliminary purchase price allocations, was primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes at the dates of acquisitions was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.
Our Business Environment and Current Outlook

Over the past several years, sales prices for both new and resale homes have generally increased, which has reduced housing affordability in many markets, including in California, where we have a significant presence. In addition, late in fiscal 2018 and in the first half of fiscal 2019, interest rates on mortgage loans increased. These conditions resulted in a moderation in demand for our homes late in fiscal 2018 into fiscal 2019, as well as margin compression on contracts signed during this period. Late in the spring of 2019, market conditions improved as interest rates on mortgage loans decreased and as home builders increased sales incentives to improve sales pace. Buyer demand for our homes steadily improved throughout the year, and, in the three months ended October 31, 2019, the number of contracts we signed had increased 18% in units and 12% in dollars compared to the three months ended October 31, 2018. For full year fiscal 2019, we signed 8,075 contracts for the sale of Traditional Home Building Product and City Living units with an aggregate value of $6.71 billion, compared to 8,519 contracts with an aggregate value of $7.60 billion in fiscal 2018.
As we enter fiscal 2020, we continue to see solid economic fundamentals underlying the housing market, as consumer confidence has been healthy, household formations have been strong, and there continues to be a limited supply of homes across most of our markets. As the nation's leading builder of luxury homes, we remain committed to meeting the demands of our discerning customers, who continue to pursue distinctive, high-quality homes in desirable locations. At the same time, we are strategically focused on broadening our portfolio through targeted expansion in high-potential markets and product-line diversification that includes increasing our presence in more affordable luxury communities. With a supportive economy as a backdrop, we expect this strategy to improve revenue growth and capital efficiency as we increase community count and seek to deliver more units with more rapid cycle times.
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
Land Acquisition and Development
Our business is subject to many risks because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale. In certain cases, we attempt to reduce some of these risks and improve our capital efficiency by utilizing one or more of the following methods: controlling land for future development through options, which enable us to obtain necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
During fiscal 2019 and 2018, we acquired control of approximately 13,900 and 13,400 home sites, respectively, net of options terminated and home sites sold. At October 31, 2019, we controlled approximately 59,200 home sites, as compared to approximately 53,400 home sites at October 31, 2018, and approximately 48,300 home sites at October 31, 2017. In addition, at October 31, 2019, we expect to purchase approximately 2,500 additional home sites from several land development joint ventures in which we have an interest, at prices not yet determined.
Of the approximately 59,200 total home sites that we owned or controlled through options at October 31, 2019, we owned approximately 36,600 and controlled approximately 22,600 through options. Of the 59,200 home sites, approximately 16,800 were substantially improved.
In addition, at October 31, 2019, our Land Development Joint Ventures owned approximately 10,100 home sites (including 130 home sites included in the 22,600 controlled through options), and our Home Building Joint Ventures owned approximately 100 home sites.
At October 31, 2019, we were selling from 333 communities, compared to 315 communities at October 31, 2018, and 305 communities at October 31, 2017.
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
Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. At October 31, 2019, we or joint ventures in which we have an interest controlled 56 land parcels as for-rent apartment projects containing approximately 18,300 units. These projects, which are located in multiple metropolitan areas throughout the country, are being operated, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2019, one of our Rental Property Joint Ventures, located in located in Phoenixville, Pennsylvania, sold its assets to an unrelated party for $77.8 million. From our investment in this joint venture, we received cash of $7.4 million and recognized a gain from this sale of $3.8 million in fiscal 2019. In fiscal 2018, three of our Rental Property Joint Ventures sold their assets to unrelated parties for $477.5 million. These joint ventures had owned, developed, and operated multifamily rental properties located in suburban Washington, D.C. and Westborough, Massachusetts, and a student housing community in College Park, Maryland. From our investment in these joint ventures, we received cash of $79.1 million and recognized gains from these sales of $67.2 million in fiscal 2018. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2019, we had approximately 2,000 units in for-rent apartment projects that were occupied or ready for occupancy, 1,700 units in the lease-up stage, 8,400 units in the design phase or under development, and 6,200 units in the planning stage. Of the 18,300 units at October 31, 2019, 7,700 were owned by joint ventures in which we have an interest; approximately 4,400 were owned by us; and 6,200 were under contract to be purchased by us.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed decreased 11.7% in fiscal 2019, as compared to fiscal 2018. The value of net sales contracts signed was $6.71 billion (8,075 homes) in fiscal 2019 and $7.60 billion (8,519 homes) in fiscal 2018. The decrease in the aggregate value of net contracts signed in fiscal 2019, as compared to fiscal 2018, was due to decreases in the number of net contracts signed and average value of each contract signed of 5% and 7%, respectively. The decrease in the number of net contracts signed in fiscal 2019, as compared to fiscal 2018, was primarily due to decreased demand and a lack of inventory in certain locations in fiscal 2019, as compared to fiscal 2018, offset, in part, by an increase in the average number of selling communities and contracts signed in the metropolitan Atlanta, Georgia market and several markets in South Carolina in fiscal 2019 from the Sharp and Sabal acquisitions. The decrease in average price of net contracts signed in fiscal 2019, as compared to fiscal 2018, was principally due to a shift in the number of contracts signed to less expensive areas and/or products resulting in part from our strategy to broaden of our geographic footprint, product types and price points in fiscal 2019.
The value of our backlog at October 31, 2019, 2018, and 2017 was $5.26 billion (6,266 homes), $5.52 billion (6,105 homes), and $5.06 billion (5,851 homes), respectively. Approximately 93% of the homes in backlog at October 31, 2019 are expected to be delivered by October 31, 2020. The 4.8% decrease in the value of homes in backlog at October 31, 2019, as compared to October 31, 2018, was due to home deliveries with an aggregate value of $7.08 billion in fiscal 2019, offset, in part, by our signing net contracts with a value of $6.71 billion in fiscal 2019.
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
Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to cost of home sales revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction, interest, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built in a particular community; and (v) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain those approvals, and the possible concessions that may be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of home sales revenues in the period in which the need for the write-off is determined.
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

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2019, 2018, and 2017, as shown in the table below (amounts in thousands):

	2019	2018	2017
Land controlled for future communities	$11,285	$2,820	$1,949
Land owned for future communities	—	2,185	3,050
Operating communities	31,075	30,151	9,795
	$42,360	$35,156	$14,794
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2019:
January 31	49	5	$37,282	$5,785
April 30	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31	71	7	$18,910	6,695
				$31,075
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30	65	4	$21,811	13,325
July 31	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
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
Our deferred tax assets consist principally of the timing of deductibility of accrued expenses, inventory impairments, inventory valuation differences, state tax net operating loss carryforwards, and stock-based compensation expense. In accordance with

GAAP, we assess whether a valuation allowance should be established based on our determination of whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. At October 31, 2019 and 2018, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2019 and 2018, we did not have valuation allowances recorded against our federal or state deferred tax assets. During fiscal 2017, we reversed the remaining $32.2 million of state deferred tax valuation allowances.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for five years to 20 years.
Revenue and Cost Recognition
Home sales revenues and cost recognition: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed.
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
Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Home sales revenues” in our Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, we may offer our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
On November 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition,” and most industry-specific guidance. See Note 1, “Significant Accounting Policies” in Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the adoption of ASC 606.
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
At October 31, 2019, we had investments in these entities of $366.3 million, and were committed to invest or advance up to an additional $38.8 million to these entities if they require additional funding. At October 31, 2019, we had agreed to terms for the acquisition of 130 home sites from one Land Development Joint Ventures for an estimated aggregate purchase price of $10.8 million. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several of these joint ventures; the purchase price of these home sites will be determined at a future date.
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
We believe that as of October 31, 2019, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2019, we had guaranteed the debt of certain unconsolidated entities with loan commitments aggregating $1.53 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $299.1 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2019, the unconsolidated entities had borrowed an aggregate of $1.14 billion, of which we estimate $239.6 million to be our maximum exposure related to repayment and carry cost guarantees. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K.
The trends, uncertainties or other factors that impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for our unconsolidated entities that own, develop, and manage for-rent residential apartments, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the properties. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we recognized charges in connection with one Land Development Joint Venture of $1.0 million in fiscal 2019; two Land Development Joint Ventures of $6.0 million in fiscal 2018; and $2.0 million in fiscal 2017 at one Land Development Joint Venture.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2019 and 2018 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2019	2018	% Change
Revenues:(1)
Home sales	$7,080.4	$7,143.3	(1)%
Land sales	143.6	—
	7,224.0	7,143.3	1%
Cost of revenues:(1)
Home sales	5,678.9	5,673.0	—%
Land sales	129.7	—
	5,808.6	5,673.0	2%
Selling, general and administrative	734.5	684.0	7%
Income from operations	680.8	786.2	(13)%
Other:
Income from unconsolidated entities	24.9	85.2	(71)%
Other income - net	81.5	62.5	30%
Income before income taxes	787.2	933.9	(16)%
Income tax provision	197.2	185.8	6%
Net income	$590.0	$748.2	(21)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	80.2%	79.4%
Land sales cost of revenues as a percentage of land sales revenues (1)	90.3%
SG&A as a percentage of home sales revenues	10.4%	9.6%
Effective tax rate	25.1%	19.9%

Deliveries – units	8,107	8,265	(2)%
Deliveries – average selling price (2)	$873.4	$864.3	1%

Net contracts signed – value	$6,710.9	$7,604.3	(12)%
Net contracts signed – units	8,075	8,519	(5)%
Net contracts signed – average selling price (2)	$831.1	$892.6	(7)%

	At October 31,
	2019	2018	% Change
Backlog – value	$5,257.1	$5,522.5	(5)%
Backlog – units	6,266	6,105	3%
Backlog – average selling price (2)	$839.0	$904.6	(7)%

(1)
On November 1, 2018, we adopted ASC 606. Upon adoption, land sale activity is presented as part of income from operations where previously it was included in "Other income - net." In fiscal 2018, we recognized land sales revenues and land sales cost of revenues of $134.3 million and $128.0 million, respectively. Further, retained customer deposits, which totaled $13.2 million in fiscal 2019, are included in “Home sales revenue” where previously they were included in “Other income – net.” In fiscal 2018, retained customer deposits were $8.9 million. Prior periods are not restated.

(2)	$ amounts in thousands.
Note: Amounts may not add due to rounding.

FISCAL 2019 COMPARED TO FISCAL 2018
HOME SALES REVENUES AND HOME SALES COST OF REVENUES
The decrease in home sales revenues in fiscal 2019, as compared to fiscal 2018, was attributable to a 2% decrease in the number of homes delivered, offset, in part, by a 1% increase in the average price of the homes delivered. The decrease in the number of homes delivered was primarily due to a moderation in demand, particularly in California, which we experienced beginning in the fourth quarter of fiscal 2018 through the third quarter of fiscal 2019. This decrease was partially offset by contracts we signed in the metropolitan Atlanta, Georgia market and several markets in South Carolina in fiscal 2019 from the Sharp and Sabal acquisitions and an increase in the number of selling communities, primarily in our South and West regions, in fiscal 2019, as compared to fiscal 2018. The increase in the average delivered home price was mainly due to price increases in homes delivered in California and the West region and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey, Virginia, and the West region in fiscal 2019, as compared to fiscal 2018. These increases were partially offset by a shift in the number of homes delivered to less expensive areas in City Living in fiscal 2019, as compared to fiscal 2018 and a decrease in the number of homes delivered in California where home prices were higher, in fiscal 2019, as compared to fiscal 2018.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2019 was 80.2%, as compared to 79.4% in fiscal 2018. The increase in fiscal 2019 was primarily due to higher land, land development, material and labor costs; a shift in the mix of our home sales revenues to lower margin products/areas; the recovery of approximately $9.7 million from litigation settlements in fiscal 2018; a $7.0 million benefit in fiscal 2018 from the reversal of an accrual related to an indemnification obligation related to the Shapell acquisition that expired; and higher inventory impairment charges in fiscal 2019, as compared to fiscal 2018. These increases were offset, in part, by a state reimbursement of previously expensed environmental clean-up costs received in fiscal 2019; a benefit in fiscal 2019 from the reversal of accruals for certain Home Owners Associations (“HOA”) turnovers that were no longer required; price increases in homes delivered in California and the West region; and lower interest expense in fiscal 2019 compared to fiscal 2018.
Interest cost in fiscal 2019 was $185.0 million or 2.6% of home sales revenues, as compared to $190.7 million or 2.7% of home sales revenues in fiscal 2018. We recognized inventory impairments and write-offs of $42.4 million or 0.6% of home sales revenues and $35.2 million or 0.5% of home sales revenues in fiscal 2019 and fiscal 2018, respectively.
LAND SALES REVENUES AND LAND SALES COST OF REVENUES
Our revenues from land sales generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master planned communities; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In fiscal 2019, we recognized a gain of $9.3 million from the sale of land to two newly formed Rental Property Joint Ventures in which we have interests of 25%.
Prior to the adoption of ASC 606, land sales activity was reported within “Other income – net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. In fiscal 2018, we recognized land sales revenues and land sales cost of revenues of $134.3 million and $128.0 million, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending increased by $50.5 million in fiscal 2019 compared to fiscal 2018. As a percentage of home sales revenues, SG&A was 10.4% and 9.6% in fiscal 2019 and 2018, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and normal compensation increases, increased sales and marketing costs, and costs related to the implementation of new enterprise information technology systems. The higher sales and marketing costs were the result of the increased number of selling communities, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the increase in the number of current and future selling communities.
INCOME FROM UNCONSOLIDATED ENTITIES
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartments projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, resulting in an income producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
The decrease in income from unconsolidated entities from $85.2 million in fiscal 2018 to $24.9 million in fiscal 2019, was due mainly to $67.2 million of gains recognized in fiscal 2018 from asset sales by three of our Rental Property Joint Ventures located in College Park, Maryland, Herndon, Virginia, and Westborough, Massachusetts, and an increase in losses in several Rental Property Join Ventures related to the commencement of operations and lease up activities in fiscal 2019, as compared to fiscal 2018. These decreases were offset, in part, by a $3.8 million gain recognized in fiscal 2019 from an asset sale by one of our Rental Property Joint Ventures located in Phoenixville, Pennsylvania; higher earnings from two of our Home Building Joint Ventures; and a $3.0 million decrease in impairment charges recognized in fiscal 2019 as compared to fiscal 2018.
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Income from ancillary businesses	$53,568	$25,692
Management fee income from home building unconsolidated entities, net	9,948	11,740
Income from land sales	—	6,331
Retained customer deposits	—	8,937
Other	17,986	9,760
Total other income – net	$81,502	$62,460
As a result of our adoption of ASC 606 on November 1, 2018, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” In addition, retained customer deposits are included in “Home sales revenue” where previously they were included in “Other income – net.” Prior periods are not restated. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the adoption of ASC 606.
The increase in income from ancillary businesses in fiscal 2019, as compared to fiscal 2018, was mainly due to gains recognized of $35.1 million from the sale of seven golf clubs in fiscal 2019 and lower losses incurred in our apartment living operations in fiscal 2019, as compared to fiscal 2018, partially offset by a $10.7 million gain from a bulk sale of security monitoring accounts by our home control solutions business in fiscal 2018.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in fiscal 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $11.9 million and $7.5 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The increase in “other” in fiscal 2019 was principally due to higher interest income earned in fiscal 2019 compared to fiscal 2018, offset, in part, by $2.6 million received in fiscal 2018 from the resolution of a matter involving defective floor joists.
INCOME BEFORE INCOME TAXES
In fiscal 2019, we reported income before income taxes of $787.2 million or 10.9% of revenues, as compared to $933.9 million, or 13.1% of revenues in fiscal 2018.
INCOME TAX PROVISION
We recognized a $197.2 million income tax provision in fiscal 2019. Based upon the federal statutory rate of 21.0% for fiscal 2019, our federal tax provision would have been $165.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $37.9 million and an increase in unrecognized tax benefits of $2.2 million, offset, in part, by the reversal of $5.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and a benefit of $2.1 million from excess tax benefits related to stock-based compensation.
We recognized a $185.8 million income tax provision in fiscal 2018. Based upon the blended federal statutory rate of 23.3% for fiscal 2018, our federal tax provision would have been $217.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to tax law changes of $38.7 million; a benefit of $18.2 million related to the utilization of domestic production activities deductions; the reversal of $4.7 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; a benefit of $4.2 million from excess tax benefits related to stock-based compensation; and $15.2 million of permanent and other differences, which primarily relates to the recognition of Section 45L energy credits and tax planning transactions that benefited the Company’s state net operating loss carryforwards, offset, in part, by the provision for state income taxes of $47.1 million. See Note 8, “Income Taxes” in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the Tax Act.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt markets.
Fiscal 2019
At October 31, 2019, we had $1.29 billion of cash and cash equivalents and approximately $1.73 billion available for borrowing under our Revolving Credit Facility.
Cash provided by operating activities during fiscal 2019 was $437.7 million. It was generated primarily from $590.0 million of net income plus $26.2 million of stock-based compensation, $72.1 million of depreciation and amortization, $42.4 million of inventory impairments and write-offs, and a net deferred tax benefit of $102.8 million; offset, in part, by a $40.2 million increase in inventory; an increase of $185.3 million in receivables, prepaid assets, and other assets; an increase of $45.6 million in mortgage loans held for sale; and a decrease of $64.5 million in accounts payable and accrued expenses.
Cash used in investing activities during fiscal 2019 was $75.9 million, primarily related to $162.4 million used to acquired Sharp and Sabal; $87.0 million for the purchase of property and equipment; and $56.6 million used to fund investments in unconsolidated entities. This activity was offset, in part, by $151.1 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and proceeds of $79.6 million of cash received from sales of golf club properties and an office buildings in several separate transactions with unrelated third parties.
We used $258.5 million of cash from financing activities in fiscal 2019, primarily for the repayment of $600.0 million of senior notes; the repurchase of $233.5 million of our common stock; and payment of $63.6 million of dividends on our common stock, offset, in part, by the net proceeds of $396.4 million from the issuance of $400.0 million aggregate principal amount of 3.80% Senior Notes due 2029; borrowings of $227.4 million of other loans payable, net of new repayments; and the proceeds of $17.4 million from our stock-based benefit plans.
Fiscal 2018
At October 31, 2018, we had $1.18 billion of cash and cash equivalents on hand and approximately $1.13 billion available for borrowing under our Revolving Credit Facility.
Cash provided by operating activities during fiscal 2018 was $588.2 million. It was generated primarily from $748.2 million of net income plus $28.3 million of stock-based compensation, $25.3 million of depreciation and amortization, $35.2 million of inventory impairments and write-offs; and an increase of $57.9 million in accounts payable and accrued expenses; offset, in part, by a $143.6 million increase in inventory; an increase of $99.6 million in receivables, prepaid assets, and other assets; an increase of $38.9 million in mortgage loans held for sale; and a net deferred tax benefit of $21.9 million.
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
We used $214.3 million of cash from financing activities in fiscal 2018, primarily for repurchase of $503.2 million of our common stock; the repayment of $89.2 million of other loans payable, net of new borrowings; and payment of $61.7 million of dividends on our common stock, offset, in part, by the net proceeds of $396.5 million from the issuance of $400.0 million aggregate principal amount of 4.35% Senior Notes due 2028, the borrowings of $29.9 million on our mortgage company loan facility, net of new borrowings; and the proceeds of $13.4 million from our stock-based benefit plans.
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At October 31, 2019, we owned or controlled through options approximately 59,200 home sites, as compared to approximately 53,400 at October 31, 2018; and approximately 48,300 at October 31, 2017. Of the approximately 59,200 home sites owned or controlled through options at October 31, 2019, we owned approximately 36,600. Of our owned home sites at October 31, 2019, significant improvements were completed on approximately 16,800 of them.
At October 31, 2019, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.36 billion (including $10.8 million of land to be acquired from joint ventures in which we have invested). Of the $2.36 billion of land purchase commitments, we had paid or deposited $168.8 million and, if we acquire all of these land parcels, we will be required to pay an additional $2.19 billion. The purchases of these land parcels are scheduled over the next several years. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several of these joint ventures. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in and distributions of investments from unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Net cash (used in) provided by investing activities,” At October 31, 2019, we had investments in these entities of $366.3 million, and were committed to invest or advance up to an additional $38.8 million to these entities if they require additional funding. At October 31, 2019, we had purchase commitments to acquire land for apartment developments of approximately $280.2 million, of which we had outstanding deposits in the amount of $13.7 million. We intend to develop these apartment projects in joint ventures with unrelated parties in the future.
On October 31, 2019, we amended and restated our existing $1.295 billion Revolving Credit Agreement, dated as of May 19, 2016, to, among other things: (i) increase the aggregate revolving credit commitments under the Revolving Credit Facility from $1.295 billion to $1.905 billion; (ii) extend the Revolving Credit Facility termination date from May 19, 2021 to November 1, 2024; (iii) modify the pricing for outstanding commitments, borrowings and letters of credit under the facility, as set forth in the pricing schedule that is attached to the Revolving Credit Facility; (iv) modify the accordion feature to permit the aggregate revolving credit commitments under the Revolving Credit Facility to be increased to up to $2.5 billion, subject to certain conditions and availability of bank commitments; and (iv) modify certain provisions relating to financial maintenance and negative covenants. Under the terms of the amended and restated Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.70 billion. Under the terms of the Revolving Credit Facility, at October 31, 2019, our leverage ratio was approximately 0.50 to 1.00 and our tangible net worth was approximately $5.02 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $3.53 billion as of October 31, 2019. At October 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $177.9 million.
On October 31, 2018, we had a $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On October 31, 2019, we entered into an amendment to the Term Loan Facility to, among other things, extend the maturity date from November 1, 2023 to November 1, 2024, with no principal payments being required before the maturity date.
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
In general, housing demand is adversely affected by increases in interest rates and housing costs. Interest rates, the length of time that land remains in inventory, and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our home sales revenues, gross margins, and net income could be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2019 (amounts in millions):

	2020	2021 – 2022	2023 – 2024	Thereafter	Total
Senior notes (a)	$127.8	$658.1	$818.2	$1,770.2	$3,374.3
Loans payable (a)	121.3	144.2	99.7	940.7	1,305.9
Mortgage company loan facility (a)(b)	152.8				152.8
Operating lease obligations	15.4	22.7	14.5	218.2	270.8
Purchase obligations (c)	1,541.9	1,010.2	263.5	92.5	2,908.1
Retirement plans (d)	13.4	13.4	14.7	62.6	104.1
	$1,972.6	$1,848.6	$1,210.6	$3,084.2	$8,116.0

(a)
Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.66 billion of the senior notes, $1.11 billion of loans payable, $150.0 million of the mortgage company loan facility, and $31.3 million of accrued interest were recorded on our October 31, 2019 Consolidated Balance Sheet.

(b)	In December 2019, we amended the mortgage company warehousing agreement to, among other things, extend the maturity date to December 4, 2020.

(c)
Amounts represent our expected acquisition of land under purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Of the total amount indicated, $14.6 million was recorded on our October 31, 2019 Consolidated Balance Sheet.

(d)
Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $82.7 million was recorded on our October 31, 2019 Consolidated Balance Sheet.

SEGMENTS
We operate in two segments: Traditional Home Building and City Living, our urban development division. Within Traditional Home Building, we operate in five geographic segments around the United States: (1) the North, consisting of Connecticut, Illinois, Massachusetts, Michigan, New Jersey, and New York; (2) the Mid-Atlantic, consisting of Delaware, Maryland, Pennsylvania, and Virginia; (3) the South, consisting of Florida, Georgia, North Carolina, South Carolina, and Texas; (4) the West, consisting of Arizona, Colorado, Idaho, Nevada, Oregon, Utah, and Washington, and (5) California.
The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2019, 2018, and 2017. Information related to backlog and assets by segment at October 31, 2019 and 2018, has also been provided.
Units Delivered and Revenues:

	Fiscal 2019 Compared to Fiscal 2018
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$923.3	$975.7	(5)%	1,325	1,453	(9)%	$696.8	$671.5	4%
Mid-Atlantic	1,112.8	1,141.1	(2)%	1,708	1,800	(5)%	651.5	633.9	3%
South	1,244.6	1,045.4	19%	1,725	1,391	24%	721.5	751.5	(4)%
West	1,418.0	1,451.4	(2)%	1,965	2,130	(8)%	721.6	681.4	6%
California	2,129.5	2,208.7	(4)%	1,180	1,322	(11)%	1,804.7	1,670.7	8%
Traditional Home Building	6,828.2	6,822.3	—%	7,903	8,096	(2)%	864.0	842.7	3%
City Living	253.2	321.0	(21)%	204	169	21%	1,241.2	1,899.4	(35)%
Other	(1.0)
Total homes sales revenue	7,080.4	$7,143.3	(1)%	8,107	8,265	(2)%	$873.4	$864.3	1%
Land sales revenue	143.6
Total revenue	$7,224.0	$7,143.3

Net Contracts Signed:

	Fiscal 2019 Compared to Fiscal 2018
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$910.1	$928.1	(2)%	1,303	1,334	(2)%	$698.5	$695.7	—%
Mid-Atlantic	1,137.8	1,158.3	(2)%	1,725	1,799	(4)%	659.6	643.9	2%
South	1,177.3	1,132.7	4%	1,705	1,502	14%	690.5	754.1	(8)%
West	1,705.7	1,510.5	13%	2,303	2,133	8%	740.6	708.2	5%
California	1,555.3	2,596.9	(40)%	889	1,568	(43)%	1,749.5	1,656.2	6%
Traditional Home Building	6,486.2	7,326.5	(11)%	7,925	8,336	(5)%	818.4	878.9	(7)%
City Living	224.7	277.8	(19)%	150	183	(18)%	1,498.3	1,518.0	(1)%
Total	$6,710.9	$7,604.3	(12)%	8,075	8,519	(5)%	$831.1	$892.6	(7)%

Backlog at October 31:

	October 31, 2019 Compared to October 31, 2018
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Traditional Home Building:
North	$757.1	$768.5	(1)%	1,076	1,098	(2)%	$703.6	$699.9	1%
Mid-Atlantic	785.1	758.8	3%	1,159	1,142	1%	677.4	664.4	2%
South	930.0	903.2	3%	1,339	1,166	15%	694.6	774.6	(10)%
West	1,321.2	1,031.1	28%	1,738	1,400	24%	760.2	736.5	3%
California	1,314.1	1,883.3	(30)%	842	1,133	(26)%	1,560.7	1,662.2	(6)%
Traditional Home Building	5,107.5	5,344.9	(4)%	6,154	5,939	4%	829.9	900.0	(8)%
City Living	149.6	177.6	(16)%	112	166	(33)%	1,335.6	1,069.7	25%
Total	$5,257.1	$5,522.5	(5)%	6,266	6,105	3%	$839.0	$904.6	(7)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2019	2018	% Change
Traditional Home Building:
North	$55.9	$56.5	(1)%
Mid-Atlantic	64.8	90.6	(28)%
South	117.5	110.3	7%
West	170.4	213.3	(20)%
California	452.4	494.3	(8)%
Traditional Home Building	861.0	965.0	(11)%
City Living	70.1	78.1	(10)%
Corporate and other	(143.9)	(109.2)	(32)%
Total	$787.2	$933.9	(16)%
“Corporate and other” is comprised principally of general corporate expenses such as our executive officers; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including Gibraltar; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Total Assets ($ amounts in millions):

	At October 31,
	2019	2018
Traditional Home Building:
North	$917.5	$970.9
Mid-Atlantic	1,177.4	1,130.4
South	1,412.5	1,237.7
West	2,057.4	1,580.2
California	2,339.7	2,734.0
Traditional Home Building	7,904.5	7,653.2
City Living	529.5	516.2
Corporate and other	2,394.1	2,075.2
Total	$10,828.1	$10,244.6

“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, income taxes receivable, investments in properties held for rental apartments, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
Traditional Home Building
North

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$923.3	$975.7	(5)%
Units delivered	1,325	1,453	(9)%
Average delivered price ($ in thousands)	$696.8	$671.5	4%

Net Contracts Signed:
Net contract value ($ in millions)	$910.1	$928.1	(2)%
Net contracted units	1,303	1,334	(2)%
Average contracted price ($ in thousands)	$698.5	$695.7	—%

Home sales cost of revenues as a percentage of home sales revenues	85.4%	86.7%

Income before income taxes ($ in millions)	$55.9	$56.5	(1)%

Number of selling communities at October 31,	50	57	(12)%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to a decrease in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increase in the average price of homes delivered in fiscal 2019 was due primarily to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2019, as compared to fiscal 2018, particularly in Michigan and New Jersey.
The decrease in the number of net contracts signed in fiscal 2019, as compared to fiscal 2018, was principally due to a decrease in demand in fiscal 2019, as compared to fiscal 2018.
The decrease in income before income taxes in fiscal 2019 was principally attributable to lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by lower earnings from decreased home sales revenues and higher SG&A costs in fiscal 2019, as compared to fiscal 2018. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in fiscal 2019 was primarily due to a shift in product mix/areas to higher-margin areas and lower inventory impairment charges in fiscal 2019, as compared to fiscal 2018.
Inventory impairment charges were $17.5 million in fiscal 2019, as compared to $19.7 million in fiscal 2018. During fiscal 2019, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Illinois needed to be reduced primarily because weaker-than-expected market conditions drove a lack of improvement and/or a decrease in customer demand for homes in the community. As a result of the reduction in expected sales prices, we determined that this community was impaired. Accordingly, the carrying value was written down in the fiscal 2019 period to its estimated fair value, which resulted in a charge to income before income taxes of $6.6 million. In addition, with respect to two communities located in Illinois, we decided to sell their remaining lots in bulk sales rather than sell and construct homes. As a result, the carrying values of these communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $4.9 million in fiscal 2019.
During fiscal 2018, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut needed to be reduced, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions. As a result of the reduction in expected sales prices, we determined that this community was impaired. Accordingly, its carrying value was written down to its estimated fair value, which resulted in a charge to income before income taxes of $12.0 million in fiscal 2018. In addition, with respect to two communities located in Illinois and Minnesota, we decided to sell their remaining lots in bulk sales rather than sell and construct homes. As a result, the carrying values of these communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $4.4 million in fiscal 2018.

Mid-Atlantic

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,112.8	$1,141.1	(2)%
Units delivered	1,708	1,800	(5)%
Average delivered price ($ in thousands)	$651.5	$633.9	3%

Net Contracts Signed:
Net contract value ($ in millions)	$1,137.8	$1,158.3	(2)%
Net contracted units	1,725	1,799	(4)%
Average contracted price ($ in thousands)	$659.6	$643.9	2%

Home sales cost of revenues as a percentage of home sales revenues	86.3%	84.4%

Income (loss) before income taxes ($ in millions)	$64.8	$90.6	(28)%

Number of selling communities at October 31,	56	62	(10)%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to lower backlog conversion in fiscal 2019, as compared to fiscal 2018. The increase in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2019, as compared to fiscal 2018.
The decrease in the number of net contracts signed in fiscal 2019 was principally due to a decrease in the average number of selling communities in fiscal 2019, as compared to fiscal 2018. The increase in the average value of each contract signed in fiscal 2019 was mainly due to shifts in the number of contracts signed to more expensive areas and/or products in fiscal 2019, as compared to fiscal 2018.
The decrease in income before income taxes in fiscal 2019 was mainly due to increases in home sales costs of revenues, as a percentage of home sale revenues; lower earnings on decreased home sales revenues; and increases in SG&A costs in fiscal 2019, as compared to fiscal 2018. This decrease was partially offset by a $4.0 million impairment charge recognized in fiscal 2018 related to one Land Development Joint Venture located in Maryland. The increase in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2019 was primarily due to higher material and labor costs in fiscal 2019, as compared to fiscal 2018.
Inventory impairment charges were $8.5 million and $9.8 million in fiscal 2019 and 2018, respectively. During our review of operating communities for impairment in fiscal 2019, we determined that the pricing assumptions used in prior impairment reviews for two operating communities located in Pennsylvania needed to be reduced primarily because weaker-than-expected market conditions drove a lack of improvement and/or a decrease in customer demand for homes in the community. As a result of the reduction in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying value of these communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $8.0 million in fiscal 2019.
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

South

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sale Revenues:
Home sales revenues ($ in millions)	$1,244.6	$1,045.4	19%
Units delivered	1,725	1,391	24%
Average delivered price ($ in thousands)	$721.5	$751.5	(4)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,177.3	$1,132.7	4%
Net contracted units	1,705	1,502	14%
Average contracted price ($ in thousands)	$690.5	$754.1	(8)%

Home sales cost of revenues as a percentage of home sales revenues	84.2%	83.3%

Income before income taxes ($ in millions)	$117.5	$110.3	7%

Number of selling communities at October 31,	93	69	35%
The increase in the number of homes delivered in fiscal 2019 was mainly due to the delivery of 137 homes in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions; an increase in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017; and higher backlog conversion in fiscal 2019, as compared to fiscal 2018. The decrease in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2019, as compared to fiscal 2018.
The increase in the number of net contracts signed in fiscal 2019 was mainly due to contracts we signed in the metropolitan Atlanta, Georgia market and several markets in South Carolina in fiscal 2019 and an increase in the number of selling communities, primarily in Florida, in fiscal 2019, as compared to fiscal 2018, offset, in part, by decreased demand. The decrease in the average value of each contract signed in fiscal 2019 was mainly due to shifts in the number of contracts signed to less expensive areas and/or products in fiscal 2019, as compared to fiscal 2018.
The increase in income before income taxes in fiscal 2019 was principally due to higher earnings from increased home sales revenues, offset, in part, by higher cost of home sales revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, in fiscal 2019 was primarily due to higher material and labor costs and a shift in product mix/areas to lower-margin areas in fiscal 2019, as compared to fiscal 2018.
Inventory impairment charges were $9.5 million and $3.8 million in fiscal 2019 and 2018, respectively. During fiscal 2019, we decided to sell the remaining lots in a bulk sale in one community located in Texas rather than sell and construct homes, primarily due to a lack of improvement and/or a decrease in customer demand. As a result, the carrying value of this community was written down to its estimated fair value, which resulted in a charge to income before income taxes of $1.5 million in fiscal 2019. In addition, we terminated three purchase agreements to acquire land parcels in Texas and forfeited the deposit balances outstanding. We wrote off the deposits resulting in a charges to income before income taxes of $4.2 million in fiscal 2019.

West

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,418.0	$1,451.4	(2)%
Units delivered	1,965	2,130	(8)%
Average delivered price ($ in thousands)	$721.6	$681.4	6%

Net Contracts Signed:
Net contract value ($ in millions)	$1,705.7	$1,510.5	13%
Net contracted units	2,303	2,133	8%
Average contracted price ($ in thousands)	$740.6	$708.2	5%

Home sales cost of revenues as a percentage of home sales revenues	79.3%	78.2%

Income before income taxes ($ in millions)	$170.4	$213.3	(20)%

Number of selling communities at October 31,	94	83	13%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to lower backlog conversion in fiscal 2019, as compared to fiscal 2018. The increase in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and price increases in fiscal 2019, as compared to fiscal 2018.
The increase in the number of net contracts signed in fiscal 2019 was principally due to an increase in the average number of selling communities in fiscal 2019, as compared to fiscal 2018, and an increase in demand, primarily in the fourth quarter of fiscal 2019. The increase in the average value of each contract signed in fiscal 2019 was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2019, as compared to fiscal 2018.
The decrease in income before income taxes in fiscal 2019 was due mainly to higher SG&A costs; higher home sales cost of revenues, as a percentage of home sales revenues; and lower earnings from decreased revenues, in fiscal 2019, as compared to fiscal 2018. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas in fiscal 2019, as compared to fiscal 2018.
California

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,129.5	$2,208.7	(4)%
Units delivered	1,180	1,322	(11)%
Average delivered price ($ in thousands)	$1,804.7	$1,670.7	8%

Net Contracts Signed:
Net contract value ($ in millions)	$1,555.3	$2,596.9	(40)%
Net contracted units	889	1,568	(43)%
Average contracted price ($ in thousands)	$1,749.5	$1,656.2	6%

Home sales cost of revenues as a percentage of home sales revenues	74.0%	72.9%

Income before income taxes ($ in millions)	452.4	494.3	(8)%

Number of selling communities at October 31,	36	38	(5)%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to lower backlog conversion in fiscal 2019, as compared to fiscal 2018, offset, in part, by the increased number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increase in the average price of homes delivered in 2019 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2019, as compared to fiscal 2018.
The decrease in the number of net contracts signed in fiscal 2019 was principally due to a decrease in demand and reduced availability of lots in fiscal 2019, as compared to fiscal 2018. The increase in the average value of each contract signed in fiscal 2019 was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2019, as compared to fiscal 2018.
The decrease in income before income taxes in fiscal 2019 was primarily due to lower earnings from the decreased home sales revenues and higher home sales cost of revenues, as a percentage of home sales revenues, in fiscal 2019, as compared to fiscal 2018, partially offset by lower SG&A costs in fiscal 2019. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas in fiscal 2019, as compared to fiscal 2018, and a $7.0 million benefit in fiscal 2018 from the reversal of an accrual related to the Shapell acquisition that has expired.
City Living

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$253.2	$321.0	(21)%
Units delivered	204	169	21%
Average delivered price ($ in thousands)	$1,241.2	$1,899.4	(35)%

Net Contracts Signed:
Net contract value ($ in millions)	$224.7	$277.8	(19)%
Net contracted units	150	183	(18)%
Average contracted price ($ in thousands)	$1,498.3	$1,518.0	(1)%

Home sales cost of revenues as a percentage of home sales revenues	70.6%	75.1%

Income before income taxes ($ in millions)	$70.1	$78.1	(10)%

Number of selling communities at October 31,	4	6	(33)%
The increase in the number of homes delivered in fiscal 2019 was mainly attributable to homes delivered at a building located in Jersey City, New Jersey, which commenced deliveries in the fourth quarter of fiscal 2018. The decrease in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to less expensive buildings in fiscal 2019, as compared to fiscal 2018, offset, in part, by the delivery of two homes in fiscal 2019 in a building located in New York City, New York, where the average price was $13.6 million. In fiscal 2019 and 2018, 7% and 37%, respectively, of the units delivered were located in New York City, where average home prices were higher.
The decrease in the number of net contracts signed in fiscal 2019 was primarily due to a decrease in demand. The decrease in the average sales price of net contracts signed in fiscal 2019, as compared to fiscal 2018, was principally due to a shift to less expensive units in fiscal 2019, as compared to fiscal 2018, offset, in part, by the sale of two home in fiscal 2019 period in a building located in New York City, New York, where the average price was $13.6 million.
The decrease in income before income taxes in fiscal 2019 was mainly due to lower earnings from decreased home sales revenues and a decrease in earnings from our investments in unconsolidated entities, in fiscal 2019, as compared to fiscal 2018. This decrease was partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, in fiscal 2019. The lower home sales cost of revenues, as a percentage of home sale revenues, in fiscal 2019 was due primarily to a shift in the number of homes delivered to buildings with higher margins; a state reimbursement of previously expensed environmental clean-up costs received in fiscal 2019; a benefit in fiscal 2019 from the reversal of accruals for certain HOA turnovers that were no longer required; and lower interest costs in fiscal 2019, as compared to fiscal 2018. These decreases were offset, in part, by impairment charges of $4.8 million in fiscal 2019. As a result of decreased demand, we wrote down the carrying value of units in two buildings, located in Maryland and New York, New York, to their estimated fair value, which resulted in impairment charges of $4.8 million in fiscal 2019.

In fiscal 2019, earnings from our investments in unconsolidated entities decreased $2.8 million as compared to fiscal 2018. This decrease was primarily due a shift in the number of homes delivered to buildings with lower margins and a shift in the number of homes delivered in joint ventures where our ownership percentage was lower in fiscal 2019, as compared to fiscal 2018. The tables below provide information related to deliveries, home sales revenues and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Year ended October 31,
	2019 Units	2018 Units	2019 $	2018 $
Deliveries and home sales revenues	147	14	$330.8	$65.7
Net contracts signed	39	102	$128.1	$245.6

	At October 31,
	2019 Units	2018 Units	2019 $	2018 $
Backlog	26	134	$76.3	$279.0
Corporate and other
In fiscal 2019 and 2018, loss before income taxes was $143.9 million and $109.2 million, respectively. The increase in the loss before income taxes in fiscal 2019 was principally attributable to $67.2 million of gains recognized in fiscal 2018 from asset sales by our Rental Property Joint Ventures located in College Park, Maryland, Herndon, Virginia, and Westborough, Massachusetts; a $10.7 million gain from a bulk sale of security monitoring accounts by our home control solutions business in fiscal 2018; an increase in losses in several Rental Property Joint Ventures due to the commencement of operations and lease up activities in fiscal 2019; and higher SG&A costs in fiscal 2019 compared to fiscal 2018. These increases were partially offset by gains recognized of $35.1 million from the sale of seven golf clubs in fiscal 2019; a $9.3 million gain recognized from the sales of land to newly formed Rental Property Joint Ventures in fiscal 2019; a $3.8 million gain recognized in fiscal 2019 from an asset sale by a Rental Property Joint Venture in Phoenixville, Pennsylvania; and higher interest income in fiscal 2019.

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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2019 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2020	$84,096	4.33%	$150,000	3.68%
2021	52,713	3.89%	150	1.26%
2022	437,668	5.85%	150	1.26%
2023	421,461	4.42%	150	1.26%
2024	290,595	5.41%	150	1.26%
Thereafter	1,684,410	4.52%	812,910	3.06%
Bond discounts, premiums, and deferred issuance costs, net	(9,978)		(3,128)
Total	$2,960,965	4.77%	$960,382	3.16%
Fair value at October 31, 2019	$3,121,573		$963,510

(a)
Based upon the amount of variable-rate debt outstanding at October 31, 2019, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.6 million per year.

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
The Company is in the process of evaluating the existing controls and procedures of each of Sharp Residential, LLC and Sabal Homes LLC and integrating their controls into the Company’s internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded each of Sharp Residential, LLC and Sabal Homes LLC from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2019. These companies represented less than 2% of the Company’s total assets as of October 31, 2019 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2019.  The Company's acquisition of each of these companies is discussed in Note 2 to its Consolidated Financial Statements for fiscal 2019.
Changes in Internal Control Over Financial Reporting
We are in the process of a complex implementation of a new ERP system that affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  For a discussion of risks related to the implementation of our new ERP system, see “Risk Factors - We are implementing a new enterprise resource planning system, and challenges with the system may impact our business and operations.”
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this
Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	59	Chairman of the Board, President and Chief Executive Officer
James W. Boyd	63	Executive Vice President and Co-Chief Operating Officer
Robert Parahus	56	Executive Vice President and Co-Chief Operating Officer
Martin P. Connor	55	Senior Vice President and Chief Financial Officer
Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010, when he was promoted to Chief Executive Officer. On November 1, 2018, he was appointed to the position of Chairman of the Board and Chief Executive Officer and was appointed President effective November 1, 2019. Mr. Yearley was elected a Director in June 2010.
James W. Boyd initially joined us in 1983 and remained until 1985, when he launched his own independent development company, before rejoining the Company in 1993 to serve in various positions, including Regional President from 2005 through October 31, 2019. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s western region. Prior to his appointment to Executive Vice President and Co-Chief Operating Officer, Mr. Boyd oversaw the Company’s homebuilding operations in California, Nevada and Idaho.
Robert Parahus joined us in 1986 and served in various positions with us, including Regional President from 2006 through October 31, 2019. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s eastern region. Prior to his appointment to Executive Vice President and Co-Chief Operating Officer, Mr. Parahus oversaw the Company’s homebuilding operations in New Jersey, New York, Connecticut, Massachusetts and Florida, and had oversight responsibility for Toll Integrated Systems, the Company’s building component manufacturing operations.
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
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2020 Proxy Statement and is incorporated herein by reference.
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

4.3
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

4.4
Form of Global Note for Toll Brothers Finance Corp.’s 5.875% Senior Notes due 2022 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012.

4.5
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

4.6
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

4.7
Form of Global Note for Toll Brothers Finance Corp.’s 4.375% Senior Notes due 2023 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013.

4.8
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
4.9
Form of Global Note for Toll Brothers Finance Corp.’s 5.625% Senior Notes due 2024 is hereby incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2013.

4.10
Authorizing Resolutions, dated as of October 30, 2015, relating to the $350,000,000 principal amount of 4.875% Senior Notes due 2025 of Toll Brothers Finance Corp. guaranteed on a senior basis by the Registrant and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015.

4.11
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2025 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015.

4.12
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

4.13
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.

4.14
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

4.15
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2017

4.16
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

4.17
Form of Global Note for the Issuer’s 4.350% Senior Notes due 2028 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

4.18
Authorizing Resolution, dated as of September 12, 2019, relating to the $400,000,000 aggregate principal amount of 3.800% Senior Notes due 2029 of Toll Brothers Finance Corp., guaranteed on a senior basis by Toll Brothers, Inc. and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2019.

4.19
Form of Global Note for the Issuer’s 3.800% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2019.

4.20
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.21
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.22
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

Exhibit Number	Description

4.23
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.24
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.25
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.26
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.27
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.34 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.28
Ninth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.29
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.30
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.31
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.32
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.33
Fourteenth Supplemental Indenture dated as of April 28, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.34
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

4.35
Sixteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2017.

Exhibit Number	Description
4.36
Seventeenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.56 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.37
Eighteenth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.38
Nineteenth Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.39
Twentieth Supplemental Indenture dated as of October 31, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.62 of the Registrant’s Form 10-K for the year ended October 31, 2018.

4.40
Twenty-First Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 on the Registrant’s Form 10-Q fro the quarter ended January 31, 2019.

4.41
Twenty-Second Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.42
Twenty-third Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.43	Description of Certain of Registrant’s Securities**

10.1
Amended and Restated Credit Agreement, dated as of October 31,2019, among the First Huntingdon Finance Corp., Toll Brothers, Inc., and the lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2019.

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

Exhibit Number	Description
10.6
Amendment No. 4, dated as of October 31, 2019, to the Credit Agreement, dated as of February 3, 2014,as amended, by and First Huntingdon Finance Corp., Toll Brothers, Inc., the designated guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2019.

10.7*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

10.8*
Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended October 31, 2017.

10.9*
Amendment No. 2, dated as of June 19, 2018, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the year ended October 31, 2018.

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

10.12*
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

10.27*
Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

10.28*	Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan.**

10.29*	Form of Restricted Stock Unit Agreement pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan.**

10.30*	Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan.**

10.31*	Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan.**

10.32*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 30, 2015.

10.33*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended effective as of
October 29, 2019, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2019.

10.34*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.35*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.36*
Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008 is incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.37*
Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.38*
Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of
December 31, 2014, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

10.39*
Toll Brothers, Inc. Executive Severance Plan, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

Exhibit Number	Description
10.40*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.41*
Advisory and Non-Competition Agreement between the Registrant and Robert I. Toll, dated as of October 17, 2018, is hereby incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended October 31, 2018.

10.42*
Advisory and Non-Competition Agreement Extension between the Registrant and Robert I. Toll, dated as of October 29, 2019, is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2019.

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

101
The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2019, filed on [December XX, 2019], formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Horsham, Commonwealth of Pennsylvania, on December 26, 2019.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 26, 2019
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 26, 2019
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 26, 2019
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Edward G. Boehne	Director	December 26, 2019
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 26, 2019
Richard J. Braemer

/s/ Christine N. Garvey	Director	December 26, 2019
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 26, 2019
Karen H. Grimes

/s/ Carl B. Marbach	Director	December 26, 2019
Carl B. Marbach

/s/ John A. McLean	Director	December 26, 2019
John A. McLean

/s/ Stephen A. Novick	Director	December 26, 2019
Stephen A. Novick

Signature	Title	Date

/s/ Wendell E. Pritchett	Director	December 26, 2019
Wendell E. Pritchett

/s/ Paul E. Shapiro	Director	December 26, 2019
Paul E. Shapiro

/s/ Robert I. Toll	Director	December 26, 2019
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2019.
During fiscal 2019, we completed the acquisitions of each of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded each of Sharp and Sabal from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2019. These companies represented less than 2% of the Company’s total assets as of October 31, 2019 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sharp Residential, LLC or Sabal Homes, LLC, which are included in the 2019 consolidated financial statements of the Company and constitute less than 2% of total assets as of October 31, 2019 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sharp Residential, LLC or Sabal Homes, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated December 26, 2019 expressed an unqualified opinion thereon.
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
December 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 26, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition, inventory and cost of revenues in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related Subtopic ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Water Intrusion Reserves

Description of the Matter
As described in Note 7 of the consolidated financial statements, the Company accrues for the estimated repair costs to be incurred for known and unknown water intrusion claims from owners of certain homes built in Pennsylvania and Delaware. At October 31, 2019, the Company had an accrued liability for water intrusion claims of $124.6 million, representing its best estimate of the expected costs related to known and future water intrusion claims. The Company calculated the estimated liability for water intrusion claims using assumptions that are subject to significant uncertainty, including the number of homes that require repairs, outcomes of litigation or arbitrations, the extent of repairs required, the repair procedures employed, and the expected costs of those repairs or costs incurred to otherwise settle the homeowner’s claim. Due to the degree of judgment required in making these assumptions and the inherent uncertainty of certain outcomes, it is reasonably possible that the actual costs will differ from the amount accrued. If it is reasonably possible that such additional costs may be incurred and the effect on the financial statements is material, the Company discloses an estimate of the amount or range of additional costs or a statement that such an estimate cannot be made within the notes to the financial statements.
Auditing the Company’s accounting for water intrusion claims, and the related disclosures, was especially challenging as evaluating the likelihood and amount of cost was highly subjective and required significant judgment. In particular, management’s estimates were sensitive to assumptions about the number of claims and the costs to settle the claims, which are projected to be resolved over an extended period of time, and the amount accrued by the Company was sensitive to relatively small changes in those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the accrual calculation, including controls over the significant assumptions and the data inputs utilized in the calculations, as well as the financial statement disclosures. For example, we tested controls over management’s review of the accrual calculation, including its review of the significant assumptions and the data inputs utilized in the calculations. We also tested controls over management’s review of the disclosure in the notes to the consolidated financial statements for compliance with generally accepted accounting principles.
To test the estimated liability and related financial statement disclosures for water intrusion claims, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical water intrusion claims data, historical data about additional homes delivered by the Company that could potentially be subject to water intrusion claims, and historical costs incurred to either repair homes or otherwise settle water intrusion claims from homeowners. We also reviewed contractual agreements and evaluated management’s conclusions about the Company’s legal and contractual obligations with respect to water intrusion claims. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the accrual for water intrusion claims that would result from changes in the assumptions. We recalculated the Company’s liability for water intrusion claims using management’s data and evaluated the disclosure of the liability in the Company’s consolidated financial statements.

Insurance Receivable

Description of the Matter
As described in Note 7 of the consolidated financial statements, the Company recorded a receivable for expected recoveries from insurance carriers. At October 31, 2019, the Company recorded an estimated insurance receivable of $97.9 million, inclusive of amounts that are subject to dispute with the Company’s insurance carriers.
Auditing management’s accounting for the existence of insurance receivable was especially challenging due to the complexity and variability of the underlying claims. Evaluating the likelihood and amount of recoveries from insurance carriers was highly subjective and required significant judgment. In particular, as stated in Note 7. of the consolidated financial statements, management’s estimates were sensitive to assumptions about the amount of losses that the Company will incur on warranty related repairs by policy year and management’s conclusions about the legal merits that support the pending and future insurance claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the expected recoveries from insurance carriers and the recorded receivable, including controls over the significant assumptions and the data inputs used to calculate the expected recoverable amount, as well as the financial statement disclosures. For example, we tested controls over management’s review of the insurance policies and related coverage, the legal merits of the claims made and the expected amounts to be covered under those insurance policies.
To test the expected recoveries from insurance carriers, we performed audit procedures that included, among others, reading and understanding the Company’s insurance policies, testing the claims submitted under the Company’s insurance policies to verify the completeness, occurrence and measurement of the loss, and, when applicable, vouching cash receipts from the insurance carrier for previously submitted claims. We also tested the Company’s calculation of the losses the Company expects to incur on warranty related repairs by policy year. We reviewed communications between the Company and its insurance carriers and evaluated management’s conclusions about the legal merits of the insurance claims with respect to the recorded receivable by performing procedures that included, among others, reviewing correspondence from external counsel regarding the legal merits of the Company’s insurance claims.

Inventory Impairment

Description of the Matter
As described in Note 1 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2019, the Company recorded inventory impairment charges of $31.1 million. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flow to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
Auditing management’s accounting for inventory impairment, its tests for recoverability and, when applicable, its measurement of impairment losses, was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in these evaluations. In particular, management’s assumptions and estimates included future sales prices, the pace of future sales, and the applicable discount rates, which were sensitive to expectations about future demand, operations and economic factors. Additionally, the fair value of certain communities was highly sensitive to relatively small changes in one or more of those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s inventory impairment review process. For example, we tested controls over management’s review of the significant assumptions and data inputs utilized in the calculation of future undiscounted and discounted cash flows.
To test the Company’s estimated future cash flows used to test for the recoverability of a community and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted and discounted cash flows in each analysis. In certain cases, we involved our internal real estate valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of inventory that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 26, 2019

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2019	2018
ASSETS
Cash and cash equivalents	$1,286,014	$1,182,195
Inventory	7,873,048	7,598,219
Property, construction, and office equipment, net	273,412	193,281
Receivables, prepaid expenses, and other assets (1)	715,441	550,778
Mortgage loans held for sale, at fair value	218,777	170,731
Customer deposits held in escrow	74,403	117,573
Investments in unconsolidated entities	366,252	431,813
Income taxes receivable	20,791	—
	$10,828,138	$10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,111,449	$686,801
Senior notes	2,659,898	2,861,375
Mortgage company loan facility	150,000	150,000
Customer deposits	385,596	410,864
Accounts payable	348,599	362,098
Accrued expenses	950,932	973,581
Income taxes payable	102,971	30,959
Total liabilities	5,709,445	5,475,678
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 and 177,937 shares issued at October 31, 2019 and 2018, respectively	1,529	1,779
Additional paid-in capital	726,879	727,053
Retained earnings	4,774,422	5,161,551
Treasury stock, at cost — 11,999 and 31,774 shares at October 31, 2019 and 2018, respectively	(425,183)	(1,130,878)
Accumulated other comprehensive (loss) income	(5,831)	694
Total stockholders’ equity	5,071,816	4,760,199
Noncontrolling interest	46,877	8,713
Total equity	5,118,693	4,768,912
	$10,828,138	$10,244,590

(1)
As of October 31, 2019 and 2018, receivables, prepaid expenses, and other assets include $145.8 million and $19.7 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2019	2018	2017
Revenues:
Home sales	$7,080,379	$7,143,258	$5,815,058
Land sales	143,587	—	—
	7,223,966	7,143,258	5,815,058

Cost of revenues:
Home sales	5,678,914	5,673,007	4,562,303
Land sales	129,704	—	—
	5,808,618	5,673,007	4,562,303
Selling, general and administrative	734,548	684,035	605,572
Income from operations	680,800	786,216	647,183
Other:
Income from unconsolidated entities	24,868	85,240	116,066
Other income – net	81,502	62,460	51,062
Income before income taxes	787,170	933,916	814,311
Income tax provision	197,163	185,765	278,816
Net income	$590,007	$748,151	$535,495

Other comprehensive (loss) income, net of tax	(6,525)	2,926	1,426
Total comprehensive income	$583,482	$751,077	$536,921

Per share:
Basic earnings	$4.07	$4.92	$3.30
Diluted earnings	$4.03	$4.85	$3.17

Weighted-average number of shares:
Basic	145,008	151,984	162,222
Diluted	146,501	154,201	169,487
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, November 1, 2016	177,937	1,779	728,464	3,977,297	(474,912)	(3,336)	4,229,292	5,910	4,235,202
Net income				535,495			535,495		535,495
Purchase of treasury stock					(290,881)		(290,881)		(290,881)
Exercise of stock options and stock based compensation issuances			(36,896)		101,799		64,903		64,903
Employee stock purchase plan issuances			81		1,140		1,221		1,221
Stock-based compensation			28,466				28,466		28,466
Dividends declared				(38,728)			(38,728)		(38,728)
Other comprehensive income						1,426	1,426		1,426
Loss attributable to non-controlling interest							—	(14)	(14)
Balance, October 31, 2017	177,937	1,779	720,115	4,474,064	(662,854)	(1,910)	4,531,194	5,896	4,537,090
Cumulative effect adjustment upon adoption of ASU 2016-09 and ASU 2018-02			372	1,413		(322)	1,463		1,463
Net income				748,151			748,151		748,151
Purchase of treasury stock					(503,159)		(503,159)		(503,159)
Exercise of stock options and stock based compensation issuances			(21,789)		33,969		12,180		12,180
Employee stock purchase plan issuances			43		1,166		1,209		1,209
Stock-based compensation			28,312				28,312		28,312
Dividends declared				(62,077)			(62,077)		(62,077)
Other comprehensive income						2,926	2,926		2,926
Loss attributable to non-controlling interest							—	(15)	(15)
Capital contribution							—	2,832	2,832
Balance, October 31, 2018	177,937	1,779	727,053	5,161,551	(1,130,878)	694	4,760,199	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax				(17,987)			(17,987)		(17,987)
Net income				590,007			590,007		590,007
Purchase of treasury stock					(233,523)		(233,523)		(233,523)
Exercise of stock options and stock based compensation issuances			(26,368)		42,392		16,024		16,024
Employee stock purchase plan issuances			14		1,309		1,323		1,323
Stock-based compensation			26,180				26,180		26,180
Cancellation of treasury stock	(25,000)	(250)		(895,267)	895,517		—		—
Dividends declared				(63,882)			(63,882)		(63,882)
Other comprehensive loss						(6,525)	(6,525)		(6,525)
Loss attributable to non-controlling interest							—	(19)	(19)
Capital contributions							—	38,183	38,183
Balance, October 31, 2019	152,937	1,529	726,879	4,774,422	(425,183)	(5,831)	5,071,816	46,877	5,118,693
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2019	2018	2017
Cash flow provided by operating activities:
Net income	$590,007	$748,151	$535,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,149	25,259	25,361
Stock-based compensation	26,180	28,312	28,466
Income from unconsolidated entities	(24,868)	(85,240)	(116,066)
Distributions of earnings from unconsolidated entities	31,799	86,099	134,291
Income from foreclosed real estate and distressed loans	(947)	(1,551)	(4,937)
Deferred tax provision (benefit)	102,764	(21,930)	217,864
Change in deferred tax valuation allowances			(32,154)
Inventory impairments and write-offs	42,360	35,156	14,794
Gain on sales of golf club properties and an office building	(36,277)
Other	(1,042)	3,111	1,395
Changes in operating assets and liabilities
(Increase) decrease in inventory	(40,236)	(143,598)	129,666
Origination of mortgage loans	(1,611,496)	(1,449,494)	(1,217,274)
Sale of mortgage loans	1,565,944	1,410,627	1,332,207
Increase in receivables, prepaid expenses, and other assets	(185,261)	(99,604)	(60,944)
Increase in income taxes receivable	(20,791)
Increase (decrease) in customer deposits – net	14,041	(718)	37,967
(Decrease) increase in accounts payable and accrued expenses	(64,518)	57,927	(140,463)
Decrease in income taxes payable	(22,147)	(4,296)	(23,970)
Net cash provided by operating activities	437,661	588,211	861,698
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(86,971)	(28,232)	(28,872)
Sale and redemption of marketable securities and restricted investments — net			18,049
Investments in unconsolidated entities	(56,560)	(27,491)	(122,334)
Return of investments in unconsolidated entities	147,927	133,190	195,505
Investment in foreclosed real estate and distressed loans	(731)	(966)	(710)
Return of investments in foreclosed real estate and distressed loans	3,147	4,765	13,765
Proceeds from sales of golf club properties and an office building	79,647
Acquisitions of businesses	(162,373)		(83,088)
Net cash (used in) provided by investing activities	(75,914)	81,266	(7,685)
Cash flow used in financing activities:
Proceeds from issuance of senior notes	400,000	400,000	455,483
Proceeds from loans payable	2,699,028	2,630,835	1,621,043
Debt issuance costs	(6,180)	(3,531)	(4,449)
Principal payments of loans payable	(2,471,616)	(2,690,164)	(1,999,357)
Redemption of senior notes	(600,000)		(687,500)
Proceeds from stock-based benefit plans, net	17,369	13,392	66,000
Purchase of treasury stock	(233,523)	(503,159)	(290,881)
Dividends paid	(63,641)	(61,704)	(38,587)
Receipts related to noncontrolling interest, net	49	30
Net cash used in financing activities	(258,514)	(214,301)	(878,248)
Net increase (decrease) in cash, cash equivalents, and restricted cash	103,233	455,176	(24,235)
Cash, cash equivalents, and restricted cash, beginning of period	1,216,410	761,234	785,469
Cash, cash equivalents, and restricted cash, end of period	$1,319,643	$1,216,410	$761,234
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
Cash and Cash Equivalents
Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. Our cash balances exceed federally insurable limits. We monitor the cash balances in our operating accounts and adjust the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in its operating accounts.
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
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to home sales cost of sales revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred.
Once a parcel of land has been approved for development and we open one of our typical communities, it may take 4 or more years to fully develop, sell, and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which we believe the values are not recoverable.
Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The impairment is charged to home sales cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development, home construction, interest, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built on a particular site; and (v) alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites.
Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment applicable to the land and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain the approvals, and the possible concessions that may be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land owned, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to home sales cost of revenues in the period in which the need for the write-off is determined.
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
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $252.5 million and $145.0 million at October 31, 2019 and 2018, respectively. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. In fiscal 2019, 2018, and 2017, we recognized $67.6 million, $21.0 million, and $18.7 million of depreciation expense, respectively.
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

Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital. When treasury stock is canceled, any excess purchase price over par value is charged directly to retained earnings.
Revenue and Cost Recognition
As discussed under “Recent Accounting Pronouncements” below, on November 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). As a result of this adoption, we updated our revenue recognition policies effective November 1, 2018, as follows:

Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. Effective November 1, 2018, to the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2019, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $385.6 million and $410.9 million at October 31, 2019 and October 31, 2018, respectively. Of the outstanding customer deposits held as of October 31, 2018, we recognized $367.8 million in home sales revenues during the fiscal year ended October 31, 2019.
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
Forfeited Customer Deposits: Effective November 1, 2018, forfeited customer deposits are recognized in “Home sales revenues” in our Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, we may offer our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $38.5 million, $28.5 million, and $26.1 million for the years ended October 31, 2019, 2018, and 2017, respectively.
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
Stock-Based Compensation
We account for our stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). We use a lattice model for the valuation of our stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Stock-based compensation expense is generally included in “Selling, general and administrative” expense in our Consolidated Statements of Operations and Comprehensive Income.
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
The states comprising each geographic segment are as follows:
North:        Connecticut, Illinois, Massachusetts, Michigan, New Jersey, and New York
Mid-Atlantic:    Delaware, Maryland, Pennsylvania, and Virginia
South:        Florida, Georgia, North Carolina, South Carolina and Texas
West:        Arizona, Colorado, Idaho, Nevada, Oregon, Utah and Washington
California:    California
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. We opened communities in these markets in fiscal 2019. In addition, as a result of two acquisitions, we commenced operations in Georgia and South Carolina in fiscal 2019. In fiscal 2018, we discontinued the sale of homes in Minnesota. Our operations in Minnesota were immaterial to the North geographic segment.
Related Party Transactions

See Note 4, “Investments in Unconsolidated Entities - Rental Property Joint Ventures” for information regarding Toll Brothers Realty Trust.

Recent Accounting Pronouncements
In May 2014, the FASB created ASC 606 with the issuance ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASC 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASC 606 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delayed the effective date of ASC 606 by one year. ASC 606, as amended by ASU 2015-14, became effective for our fiscal year beginning November 1, 2018, and we adopted the new standard under the modified retrospective transition method applied to contracts that were not completed as of November 1, 2018. We elected to apply the practical expedient which allows us to immediately expense incremental costs of obtaining a contract that would otherwise have been recognized in one year or less. We recognized the cumulative effect, net of tax, of applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the previous accounting standards. The adoption of ASC 606 did not have a material impact on our Consolidated Balance Sheet or Consolidated Statement of Operations or Comprehensive Income, and there have been no significant changes to our internal controls, processes, or systems as a result of implementing this new standard. However, the adoption of ASC 606 resulted in the following changes:

•
Prior to adoption of ASC 606, we capitalized certain costs related to our marketing efforts, including sales offices and model home upgrades and furnishings within “Inventory” on our Consolidated Balance Sheets and amortized such costs through “Selling, general, and administrative” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we reclassified $104.8 million to “Property, construction, and office equipment, net” on our Consolidated Balance Sheets, primarily related to sales offices and model home improvement costs. The amortization of such costs will remain unchanged and will continue to be included in “Selling, general, and administrative” on our Consolidated Statements of Operations and Comprehensive Income. Additionally, we recorded a net cumulative effect adjustment to retained earnings of approximately $13.2 million for certain other marketing costs that no longer qualify for capitalization under the new guidance, and such costs will be expensed as incurred in the future.

•
Prior to adoption of ASC 606, we recorded our land sale revenues, net of their related expenses, within “Other income – net” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we are presenting this activity in income from operations and breaking out the components of land sales revenues and land sales cost of revenues on our Consolidated Statements of Operations and Comprehensive Income. In addition, due to the existence of certain repurchase options in existing agreements to sell lots to third party builders in our master planned communities, both for wholly owned projects as well as projects in which we are a joint venture partner, we recorded a net cumulative effect adjustment to retained earnings of approximately $4.6 million to account for previously settled lots for which the related repurchase option had not yet expired. Because the amount of the deferred earning is not material to our consolidated financial statements, we have elected to recognize the revenue and related expenses for such lots in future periods when such repurchase options expire rather than account for them as leases under ASC 840, “Leases.”

•
Prior to adoption of ASC 606, retained customer deposits were classified in “Other income – net” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, retained customer deposits, which totaled $13.2 million for our fiscal year ending October 31, 2019, are included in “Home sales revenue” on our Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits have not been reclassified and are not material to our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 is meant to clarify the scope of the original guidance within Subtopic

610-20 that was issued in connection with ASC 606, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 also added guidance for partial sales of nonfinancial assets. ASU 2017-05 became effective for our fiscal year beginning November 1, 2018 and we adopted ASU 2017-05 concurrent with our adoption of ASC 606. The adoption of ASU 2017-05 did not have a material effect on our consolidated financial statements and disclosures.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 became effective for our fiscal year beginning November 1, 2018 and resulted in a change in the presentation to our Consolidated Statement of Cash Flows but did not have a material effect on our other consolidated financial statements or disclosures. As a result of the adoption of ASU No. 2016-18, net cash provided by operations on the Consolidated Statement of Cash Flows for the years ended October 31, 2018 and 2017, decreased by $14.2 million and $103.4 million, respectively.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified and makes eight targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 became effective for our fiscal year beginning November 1, 2018 and did not have a material effect on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2018-11 also provides an entity with a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, is effective for our fiscal year beginning November 1, 2019, at which time we will adopt the new standard using a modified retrospective approach. We expect to elect the package of transition practical expedients, which allows us to carry forward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, we expect to elect the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. Upon adoption, we currently estimate the increase to our balance sheet will be approximately 1% of assets and approximately 2% of liabilities. While the recognition of such lease assets and liabilities will impact our Consolidated Balance Sheet and require additional disclosure, we do not expect that the new standard will have a material impact on our other consolidated financial statements. We also do not expect significant changes to our business processes, systems, or internal controls as a result of implementing the standard.
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
2. Acquisitions
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our preliminary purchase price allocations, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes at the dates of acquisitions was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.
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
The acquisitions discussed above were accounted for as a business combination and were not material to our results of operations or financial condition.

3. Inventory
Inventory at October 31, 2019 and 2018 consisted of the following (amounts in thousands):

	2019	2018
Land controlled for future communities	$182,929	$139,985
Land owned for future communities	868,202	916,616
Operating communities	6,821,917	6,541,618
	$7,873,048	$7,598,219

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
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2019, 2018, and 2017, is provided in the table below ($ amounts in thousands):

	2019	2018	2017
Land owned for future communities:
Number of communities	16	17	14
Carrying value (in thousands)	$120,857	$124,426	$110,732
Operating communities:
Number of communities	1	1	6
Carrying value (in thousands)	$2,871	$2,622	$26,749

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2019, 2018, and 2017, as shown in the table below (amounts in thousands):

Charge:	2019	2018	2017
Land controlled for future communities	$11,285	$2,820	$1,949
Land owned for future communities	—	2,185	3,050
Operating communities	31,075	30,151	9,795
	$42,360	$35,156	$14,794

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
At October 31, 2019, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2019, we determined that 127 land purchase contracts, with an aggregate purchase price of $2.00 billion, on which we had made aggregate deposits totaling $149.2 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2018, we determined that 110 land purchase contracts, with an aggregate purchase price of $1.88 billion, on which we had made aggregate deposits totaling $120.5 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts.

Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2019, 2018, and 2017, was as follows (amounts in thousands):

	2019	2018	2017
Interest capitalized, beginning of year	$319,364	$352,049	$369,419
Interest incurred	178,035	165,977	175,944
Interest expensed to home sales cost of revenues	(185,045)	(190,734)	(172,832)
Interest expensed to land sales cost of revenues	(1,787)
Interest expensed in other income		(3,760)	(4,823)
Interest reclassified to property, construction and office equipment			(485)
Interest capitalized on investments in unconsolidated entities	(4,571)	(7,220)	(8,824)
Previously capitalized interest transferred to investments in unconsolidated entities			(8,708)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	5,327	3,052	2,358
Interest capitalized, end of year	$311,323	$319,364	$352,049

During fiscal 2017, we reclassified 9.0 million of inventory related to two golf courses to property, construction, and office equipment and such amount was net of $3.5 million transferred to accrued liabilities related to deferred golf membership fees. The amounts were reclassified due to the completion of construction of the facilities and the substantial completion of the master planned communities of which the golf facilities are a part.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2019, 2018 and 2017, we recognized income from the unconsolidated entities in which we had an investment of $24.9 million, $85.2 million, and $116.1 million, respectively.
The table below provides information as of October 31, 2019, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	8	4	20	9	41
Investment in unconsolidated entities	$110,306	$60,512	$174,292	$21,142	$366,252
Number of unconsolidated entities with funding commitments by the Company	2	1	2	1	6
Company’s remaining funding commitment to unconsolidated entities	$28,586	$1,400	$539	$8,271	$38,796

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2019, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	2	18	23
Aggregate loan commitments	$100,859	$133,453	$1,393,838	$1,628,150
Amounts borrowed under commitments	$88,252	$133,453	$1,017,788	$1,239,493

More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.

Land Development Joint Ventures
In fiscal 2019, our Land Development Joint Ventures sold approximately 934 lots and recognized revenues of $261.7 million . We acquired 293 of these lots for $137.1 million. Our share of the joint venture income from the lots we acquired was insignificant. We recognized a charge in connection with one Land Development Joint Venture of $1.0 million in fiscal 2019.
In fiscal 2018, our Land Development Joint Ventures sold approximately 986 lots and recognized revenues of $351.4 million. We acquired 259 of these lots for $153.2 million. Our share of the income from the lots we acquired of $1.7 million was deferred by reducing our basis in those lots acquired. We recognized charges in connection with two Land Development Joint Ventures of $6.0 million in fiscal 2018.
In the fourth quarter of fiscal 2019, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Houston, Texas. The joint venture expects to develop approximately 263 home sites on this land in multiple phases. We have a 50% interest in this joint venture. The joint venture intends to sell approximately 50% of the value of the home sites to each of the members of the joint venture. At October 31, 2019, we had an investment of $5.9 million in this joint venture. The joint venture expects to secure third-party financing at a later date.
Home Building Joint Ventures
Our Home Building Joint Ventures are delivering homes in New York City and Jupiter, Florida. In fiscal 2019 and 2018, our Home Building Joint Ventures delivered 186 homes with a sales value of $374.6 million, and 100 homes with a sales value of $148.0 million, respectively.
Subsequent event
In November 2019, one of our Home Building Joint Ventures refinanced its existing $236.5 million construction loan with a $76.6 million post-construction loan that matures November 2021. We and an affiliate of our partner provided certain guarantees under the loan agreement. We estimate that our maximum exposure under these guarantees, if the full amount of the loan commitment was borrowed, would be $76.6 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
Rental Property Joint Ventures
As of October 31, 2019, our Rental Property Joint Ventures owned 25 for-rent apartment projects and a hotel, which are located in multiple metropolitan areas throughout the country. At October 31, 2019, these joint ventures had approximately 2,000 units that were occupied or ready for occupancy, 1,700 units in the lease-up stage, and 4,100 units in the design phase or under development. In addition, we either own or have under contract, approximately 10,900 units, of which 800 units are under active development; we intend to develop these units in joint ventures with unrelated parties in the future.
In fiscal 2019, we entered into five separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York, Frisco, Texas, Atlanta, Georgia, Orange, California, and Dallas, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $145.1 million of land and land development costs. Our partners acquired interests in these entities ranging from 63.5% to 75% for an aggregate amount of $110.0 million and we recognized a gain on land sales of $9.3 million in fiscal 2019. At October 31, 2019, we had an aggregate investment of $48.8 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $340.1 million. At October 31, 2019, the joint ventures had $39.3 million outstanding borrowings under these construction loan facilities.
In addition, in fiscal 2019, we entered into four separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects and student housing communities located in Boston, Massachusetts, San Diego, California, Tempe, Arizona and Miami, Florida. We contributed an aggregate of $79.6 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact each joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at October 31, 2019. The carrying value of these joint ventures’ assets totaling $125.0 million are reflected in “Receivables, prepaid expenses, and other assets” in our Consolidated Balance Sheet as of October 31, 2019. Our partners’ interests aggregating $37.9 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Consolidated Balance Sheet as of October 31, 2019. These joint ventures intend to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In the second quarter of fiscal 2019, we entered into a joint venture with unrelated parties to develop, build, and operate single-family rental communities. As of October 31, 2019, we have committed to invest up to $60.0 million in this joint venture, of which $1.0 million has been invested.

In fiscal 2019, one of our Rental Property Joint Ventures, in which we had a 25% interest, sold its assets to an unrelated party for $77.8 million. The joint venture had owned, developed, and operated a multifamily residential community in Phoenixville, Pennsylvania. In connection with the sale, the joint venture repaid its entire $47.0 million loan. We received cash of $7.4 million and recognized a gain of $3.8 million, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
We have an investment in a joint venture in which we have a 50% interest that developed a luxury hotel in conjunction with a high-rise luxury condominium project in New York City developed by a related Home Building Joint Venture. The hotel commenced operations in February 2017. At October 31, 2019, we had an investment of $21.0 million in this joint venture. In the fourth quarter of fiscal 2019, the joint venture refinanced its existing $80.0 million, three-year term loan with a three-year, $120.0 million term loan, of which $110.0 million was advanced to the joint venture at closing. The proceeds from the refinancing were distributed to the members.
In fiscal 2018, we entered into four joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in suburban Atlanta, Georgia; Belmont, Massachusetts; and Washington, D.C. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $140.0 million of land and land development costs. Our partners acquired interests in these entities ranging from 50% to 75% for an aggregate amount of $80.3 million. At October 31, 2019, we had an investment of $65.6 million in these joint ventures. In fiscal 2018, several of these joint ventures entered into construction loan agreements for an aggregate amount of $166.1 million to finance the development of these projects. At October 31, 2019, the joint ventures had $156.1 million of outstanding borrowings under the construction loan facilities.
In addition, in fiscal 2018 we entered into a joint venture with an unrelated party to develop a luxury for-rent residential apartment project in a suburb of Boston, Massachusetts. We contributed cash of $15.9 million for our initial 85% ownership interest in this joint venture. Due to our controlling financial interest, our power to direct the activities that most significantly impact the joint venture’s performance, and our obligation to absorb expected losses or receive benefits from the joint venture, we consolidated this joint venture at October 31, 2019. The carrying value of the joint venture’s assets totaling $20.8 million are reflected in “Receivables, prepaid expenses, and other assets” in our Consolidated Balance Sheet at October 31, 2019. Our partner’s 15% interest of $3.1 million in the joint venture is reflected as a component of “Noncontrolling interest” in our Consolidated Balance Sheet as of October 31, 2019. The joint venture expects to admit an additional investor and secure third-party financing at a later date.
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
In fiscal 2017, we sold one-half of our 50% interest in two of our Rental Property Joint Ventures to an unrelated party. In connection with these sales, we, along with our partners, recapitalized the joint ventures and refinanced the existing $166.3 million in construction loans with 10-year fixed rate loans totaling $189.0 million. As a result of these transactions, we received cash of $54.9 million and recognized gains of $26.7 million in fiscal 2017, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. At October 31, 2019, we had a 25% interest in each of these joint ventures.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of October 31, 2019, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amounts of $1.0 million, $2.0 million, and $2.0 million in fiscal 2019, 2018 and 2017, respectively. In fiscal 2019 and 2018, we received distributions of $3.9 million and $27.7 million, respectively, from the Trust, of which the full amount was recognized as income and included in “Income from unconsolidated entities” in our fiscal 2019 and 2018 Consolidated Statements of Operations and Comprehensive Income. No distributions were received from the Trust in fiscal 2017.
Subsequent events
In November 2019, we entered into a joint venture with an unrelated party to develop a for-rent residential apartment project in Dallas, Texas. Prior to the formation of this joint venture, we acquired the property and incurred approximately $19.0 million of land and land development costs. Our partner acquired a 50% interest in this entity for approximately $9.2 million, of which $7.7 million was distributed to us. Our initial investment is $11.9 million. Concurrent with its formation, the joint venture entered into a $42.0 million construction loan agreement to finance the development of this project. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. We estimate that our maximum exposure under these guarantees, if the full amount of the loan commitment was borrowed, would be $42.0 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
In December 2019, we sold all of our ownership interest in one of our Rental Property Joint Ventures to our partner for cash of $16.8 million, net of closing costs. The joint venture had owned, developed, and operated multifamily residential apartments in northern New Jersey. In connection with the sale, the joint venture’s existing $76.0 million loan was assumed by our partner. We expect to recognize a gain of approximately $10.0 million in the first quarter of fiscal 2019 from the sale.
In December 2019, we entered into a joint venture with an unrelated party to develop a for-rent student housing community in State College, Pennsylvania. Prior to the formation of this joint venture, we acquired the property and incurred approximately $32.0 million of land and land development costs. Our partner acquired a 70% interest in this entity for approximately $22.2 million, of which $17.9 million was distributed to us. Our initial investment is $12.9 million. Concurrent with its formation, the joint venture entered into a $79.5 million construction loan agreement to finance the development of this project. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. We estimate that our maximum exposure under these guarantees, if the full amount of the loan commitment was borrowed, would be $79.5 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into eight ventures with an institutional investor to provide builders and developers with land banking and venture capital, two of which were formed in fiscal 2019. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We are also a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of October 31, 2019, we had an investment of $20.5 million in these ventures.
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
We believe that, as of October 31, 2019, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At October 31, 2019, certain unconsolidated entities have loan commitments aggregating $1.53 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $299.1 million to be our maximum exposure related solely to repayment and carry cost guarantees. At October 31, 2019, the unconsolidated entities had borrowed an aggregate of $1.14 billion, of which we estimate $239.6 million to be our maximum exposure related solely to repayment and carry cost guarantees. The terms of these guarantees generally range from 2 months to 9.7 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of October 31, 2019, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.6 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.

Variable Interest Entities
At October 31, 2019 and 2018, we determined that 18 and 11, respectively, of our joint ventures were VIEs under the guidance within ASC 810. For 13 and 10 of these VIEs as of October 31, 2019 and 2018, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As of October 31, 2019, we have consolidated five Rental Property Joint Ventures. We had one consolidated Rental Property Joint Venture as of October 31, 2018. The carrying value of these joint ventures’ assets totaled $145.8 million and $19.7 million as reflected in “Receivables, prepaid expenses, and other assets” in our Consolidated Balance Sheet as of October 31, 2019 and 2018, respectively. Our partners’ interests aggregating $41.0 million and $2.8 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Consolidated Balance Sheet as of October 31, 2019 and 2018, respectively. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At October 31, 2019 and 2018, our investments in our unconsolidated entities deemed to be VIEs, which are included in “Investments in unconsolidated entities” in our Consolidated Balance Sheets, totaled $37.0 million and $33.8 million, respectively. At October 31, 2019, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $76.0 million of loan guarantees and $8.3 million of additional commitments to fund the VIEs. Of our potential exposure for these loan guarantees, $76.0 million is related to repayment and carry cost guarantees, of which $76.0 million was borrowed at October 31, 2019. At October 31, 2018, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $70.0 million of loan guarantees and $10.8 million of additional commitments to fund the VIEs. Of our potential exposure for these loan guarantees, $70.0 million is related to repayment and carry cost guarantees, of which $70.0 million was borrowed at October 31, 2018.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).

Condensed Balance Sheets:

	October 31, 2019
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$23,669	$38,115	$20,647	$3,388	$85,819
Inventory	247,866	313,991		17,369	579,226
Loan receivables, net				56,545	56,545
Rental properties			1,021,848		1,021,848
Rental properties under development			535,197		535,197
Real estate owned				12,267	12,267
Other assets	96,602	78,916	36,879	364	212,761
Total assets	$368,137	$431,022	$1,614,571	$89,933	$2,503,663
Debt, net of deferred financing costs	$88,050	$132,606	$1,006,201		$1,226,857
Other liabilities	49,302	33,959	84,735	7,831	175,827
Members’ equity	230,785	264,457	523,635	81,686	1,100,563
Noncontrolling interest				416	416
Total liabilities and equity	$368,137	$431,022	$1,614,571	$89,933	$2,503,663
Company’s net investment in unconsolidated entities (1)	$110,306	$60,512	$174,292	$21,142	$366,252

	October 31, 2018
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$47,409	$22,834	$23,750	$8,469	$102,462
Inventory	403,670	557,157		13,163	973,990
Loan receivables, net				40,065	40,065
Rental properties			808,785		808,785
Rental properties under development			437,586		437,586
Real estate owned				14,838	14,838
Other assets	93,322	49,723	21,917	1,067	166,029
Total assets	$544,401	$629,714	$1,292,038	$77,602	$2,543,755
Debt, net of deferred financing costs	$125,557	$284,959	$735,482	$—	$1,145,998
Other liabilities	29,096	72,897	51,992	4,585	158,570
Members’ equity	389,748	271,858	504,564	69,804	1,235,974
Noncontrolling interest				3,213	3,213
Total liabilities and equity	$544,401	$629,714	$1,292,038	$77,602	$2,543,755
Company’s net investment in unconsolidated entities (1)	$176,593	$65,936	$171,216	$18,068	$431,813

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

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2019
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$261,677	$374,587	$99,401	$21,377	$757,042
Cost of revenues	247,070	333,008	68,502	13,234	661,814
Other expenses	4,662	15,389	58,928	1,880	80,859
Total expenses	251,732	348,397	127,430	15,114	742,673
Gain on disposition of loans and REO				4,383	4,383
Income (loss) from operations	9,945	26,190	(28,029)	10,646	18,752
Other income	3,079	6,144	16,651	12,793	38,667
Income (loss) before income taxes	13,024	32,334	(11,378)	23,439	57,419
Income tax provision	193	457			650
Net income (loss) including earnings from noncontrolling interests	12,831	31,877	(11,378)	23,439	56,769
Less: income attributable to noncontrolling interest				(9,593)	(9,593)
Net income (loss) attributable to controlling interest	$12,831	$31,877	$(11,378)	$13,846	$47,176
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$6,160	$17,004	$(824)	$2,528	$24,868

	For the year ended October 31, 2018
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$351,397	$148,002	$121,276	$19,592	$640,267
Cost of revenues	317,363	112,469	74,946	17,817	522,595
Other expenses	9,125	8,630	61,502	3,201	82,458
Total expenses	326,488	121,099	136,448	21,018	605,053
Gain on disposition of loans and REO				53,192	53,192
Income (loss) from operations	24,909	26,903	(15,172)	51,766	88,406
Other income	5,939	2,134	222,744	1,937	232,754
Income before income taxes	30,848	29,037	207,572	53,703	321,160
Income tax provision	86	767			853
Net income including earnings from noncontrolling interests	30,762	28,270	207,572	53,703	320,307
Less: income attributable to noncontrolling interest				(28,297)	(28,297)
Net income attributable to controlling interest	$30,762	$28,270	$207,572	$25,406	$292,010
Company’s equity in earnings of unconsolidated entities (2)	$3,392	$14,069	$62,204	$5,575	$85,240

	For the year ended October 31, 2017
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$288,440	$475,260	$115,519	$10,090	$889,309
Cost of revenues	191,965	286,446	70,108	14,428	562,947
Other expenses	6,508	13,102	59,503	3,942	83,055
Total expenses	198,473	299,548	129,611	18,370	646,002
Gain on disposition of loans and REO				48,079	48,079
Income (loss) from operations	89,967	175,712	(14,092)	39,799	291,386
Other income	4,723	7,317	1,556	432	14,028
Income (loss) before income taxes	94,690	183,029	(12,536)	40,231	305,414
Income tax provision	94	7,473	95		7,662
Net income (loss) including earnings from noncontrolling interests	94,596	175,556	(12,631)	40,231	297,752
Less: income attributable to noncontrolling interest				(20,439)	(20,439)
Net income (loss) attributable to controlling interest	94,596	175,556	(12,631)	19,792	277,313
Company’s equity in earnings of unconsolidated entities (2)	$13,007	$77,339	$21,458	$4,262	$116,066

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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Expected recoveries from insurance carriers and others	$114,162	$126,291
Improvement cost receivable	100,864	96,937
Escrow cash held by our captive title company	32,863	33,471
Properties held for rental apartment and commercial development	367,072	193,015
Prepaid expenses	26,041	23,065
Other	74,439	77,999
	$715,441	$550,778

See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of October 31, 2019 and 2018, properties held for rental apartment and commercial development include $145.8 million and $19.7 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2019 and 2018, loans payable consisted of the following (amounts in thousands):

	2019	2018
Senior unsecured term loan	$800,000	$500,000
Loans payable – other	314,577	188,115
Deferred issuance costs	(3,128)	(1,314)
	$1,111,449	$686,801

Senior Unsecured Term Loan
At October 31, 2019, we had a $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On November 1, 2018, we amended the Term Loan Facility to, among other things, (i) increase the size of the outstanding term loan from $500.0 million to $800.0 million; (ii) extend the maturity date from August 2021 to November 1, 2023 (which was subsequently extended to November 1, 2024), with no principal payments being required before the maturity date; (iii) provide an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.0 billion; (iv) revise certain provisions to reduce the interest rate applicable on outstanding borrowings; and (v) modify certain provisions relating to existing financial maintenance and negative covenants. We subsequently amended the maturity date on October 31, 2019 to extend it to November 1, 2024. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility.
Under the terms of the Term Loan Facility, at October 31, 2019, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.70 billion. Under the terms of the Term Loan Facility, at October 31, 2019, our leverage ratio was approximately 0.50 to 1.00, and our tangible net worth was approximately $5.02 billion. Based upon the limitations related to our repurchase of common stock in the Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.53 billion as of October 31, 2019. In addition, our ability to pay cash dividends was limited to approximately $2.32 billion as of October 31, 2019.
Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2019, the interest rate on the Term Loan Facility was 3.11% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility, as described below.
Revolving Credit Facility
We have a $1.905 billion senior unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2024. On October 31, 2019, we amended our Revolving Credit Facility to replace our existing $1.295 billion revolving credit facility, which was scheduled to mature in May 2021. Under the amended terms, up to 100% of the commitment is available for letters of credit. The Revolving Credit Facility, as amended, has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Revolving Credit Facility up to a maximum aggregate amount of $2.5 billion. Prior to the amendment, the maximum aggregate amount of the accordion feature was $2.0 billion. We may select interest rates for the Revolving Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2019, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 3.31% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at October 31, 2019, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.70 billion. Under the terms of the Revolving Credit Facility, at October 31, 2019, our leverage ratio was approximately 0.50 to 1.00 and our tangible net worth was approximately $5.02 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.53 billion as of October 31, 2019. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.32 billion as of October 31, 2019.
At October 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $177.9 million.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2019 and 2018, is included in the table below ($ amounts in thousands):

	2019	2018
Aggregate loans payable at October 31	$314,577	$188,115
Weighted-average interest rate	4.49%	4.68%
Interest rate range	1.26% - 7.00%	1.15% - 7.87%
Loans secured by assets
Carrying value of loans secured by assets	$314,577	$152,281
Carrying value of assets securing loans	$850,381	$467,164

The contractual maturities of “Loans payable – other” as of October 31, 2019, ranged from two months to 27 years.
Senior Notes
At October 31, 2019 and 2018, senior notes consisted of the following (amounts in thousands):

	2019	2018
4.00% Senior Notes due December 31, 2018	$—	$350,000
6.75% Senior Notes due November 1, 2019	—	250,000
5.875% Senior Notes due February 15, 2022	419,876	419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	250,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	—
Bond discounts, premiums, and deferred issuance costs, net	(9,978)	(8,501)
	$2,659,898	$2,861,375

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
On October 31, 2019, we redeemed, prior to maturity, the $250.0 million of then-outstanding principal amount of 6.75% Senior Notes due November 1, 2019, at par, plus accrued interest.
In September 2019, we issued $400.0 million aggregate principal amount of 3.80% Senior Notes due 2029. The Company received $396.4 million of net proceeds from the issuance of these senior notes.
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
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (“Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. Prior to the December 2018 amendment, the Warehousing Agreement was operating pursuant to the December 2017 amendment which had substantially similar terms to the December 2018 amendment. The Warehousing Agreement, as amended, expires on December 6, 2019, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At October 31, 2019, the interest rate on the Warehousing Agreement was 3.68% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Borrowings under this facility are included in the fiscal 2020 maturities.
At each of October 31, 2019 and 2018, there was $150.0 million outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2019 and 2018, amounts outstanding under the agreement were collateralized by $208.6 million and $163.2 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2019, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
Subsequent event
In December 2019, TBI Mortgage amended the Warehousing Agreement to extend the expiration date to December 4, 2020 on substantially the same terms as the existing agreement.
General
As of October 31, 2019, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2020	$234,096
2021	$52,863
2022	$437,818
2023	$421,611
2024	$290,745

7. Accrued Expenses
Accrued expenses at October 31, 2019 and 2018, consisted of the following (amounts in thousands):

	2019	2018
Land, land development and construction	$192,658	$213,641
Compensation and employee benefits	183,592	159,374
Escrow liability	31,587	32,543
Self-insurance	193,405	168,012
Warranty	201,886	258,831
Deferred income	51,678	42,179
Interest	31,307	40,325
Commitments to unconsolidated entities	9,283	10,553
Other	55,536	48,123
	$950,932	$973,581

At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2019, 2018, and 2017 as follows (amounts in thousands):

	2019	2018	2017
Balance, beginning of year	$258,831	$329,278	$370,992
Additions - homes closed during the year	35,475	37,045	31,798
Addition - liabilities acquired	855		1,495
Increase in accruals for homes closed in prior years	6,023	6,162	6,226
Reclassification from other accruals			1,082
Charges incurred	(99,298)	(113,654)	(82,315)
Balance, end of year	$201,886	$258,831	$329,278

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
As of October 31, 2019, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which was unchanged from October 31, 2018, and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million, which was also unchanged from October 31, 2018. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $124.6 million at October 31, 2019 and $177.6 million at October 31, 2018. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $97.9 million at October 31, 2019 and $109.3 million at October 31, 2018. As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. While our primary insurance carrier has funded substantially all of the water intrusion claims that we have submitted to it to date, other insurance carriers have disputed coverage for the same claims under policies that are substantially the same. As a result, we entered arbitration proceedings during the third quarter of fiscal 2019 with these carriers. Based on the legal merits that support our pending insurance claims, review by legal counsel, our history of collecting significant amounts funded by our primary carrier under policies that are substantially the same, and the high credit ratings of our insurance carriers, we believe collection of our remaining recorded insurance receivables is probable. However, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2019, 2018, and 2017 ($ amounts in thousands):

	2019		2018		2017
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	165,306	21.0	217,914	23.3	285,009	35.0
State tax provision, net of federal benefit	37,898	4.8	47,073	5.0	34,656	4.3
Domestic production activities deduction		—	(18,168)	(1.9)	(12,835)	(1.6)
Other permanent differences	188	—	(3,726)	(0.4)	(1,468)	(0.2)
Reversal of accrual for uncertain tax positions	(5,348)	(0.7)	(4,741)	(0.5)	(3,981)	(0.5)
Accrued interest on anticipated tax assessments	453	0.1	737	0.1	984	0.1
Increase in unrecognized tax benefits	2,153	0.3	1,122	0.1		—
Valuation allowance — reversed		—		—	(32,154)	(3.9)
Changes in tax law	(523)	(0.1)	(38,740)	(4.1)		—
Excess stock compensation benefit	(2,143)	(0.3)	(4,236)	(0.5)		—
Other	(821)	(0.1)	(11,470)	(1.2)	8,605	1.1
Income tax provision*	197,163	25.0	185,765	19.9	278,816	34.2

*	Due to rounding, amounts may not add.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% and repealed the domestic production activities deduction effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for our fiscal year ending October 31, 2018 was 23.3%. Thereafter, the applicable statutory rate will be 21%. ASC 740, “Income Taxes” (“ASC 740”), requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate applied to earnings from 35% in fiscal 2017 to 23.3% in fiscal 2018 and to 21% in fiscal 2019. In addition, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $35.5 million in fiscal 2018.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes, before federal benefit, will be 6.1% in fiscal 2019. Our state income tax rate, before federal benefit, was 6.6% and 6.5% in fiscal 2018 and 2017, respectively.

The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Federal	$161,904	$157,836	$278,095
State	35,259	27,929	721
	$197,163	$185,765	$278,816

Current	$94,399	$207,695	$93,106
Deferred	102,764	(21,930)	185,710
	$197,163	$185,765	$278,816

The components of income taxes payable at October 31, 2019 and 2018 are set forth below (amounts in thousands):

	2019	2018
Current	$7,897	$28,804
Deferred	95,074	2,155
	$102,971	$30,959

The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Balance, beginning of year	$12,222	$16,993	$30,272
Increase in benefit as a result of tax positions taken in prior years	2,148	2,140	1,575
Increase in benefit as a result of tax positions taken in current year	1,126	949	431
Decrease in benefit as a result of settlements	(2,670)	(4,707)	(9,174)
Decrease in benefit as a result of lapse of statute of limitations	(4,929)	(3,153)	(6,111)
Balance, end of year	$7,897	$12,222	$16,993

The statute of limitations has expired on our federal tax returns for fiscal years through 2015.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2019, 2018, and 2017, and the amounts accrued for potential interest and penalties at October 31, 2019 and 2018 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2019	$593
2018	$1,152
2017	$1,513

Accrued at:
October 31, 2019	$1,169
October 31, 2018	$2,115

The components of net deferred tax assets and liabilities at October 31, 2019 and 2018 are set forth below (amounts in thousands):

	2019	2018
Deferred tax assets:
Accrued expenses	$54,162	$54,531
Impairment charges	43,583	51,124
Inventory valuation differences	55,313	42,765
Stock-based compensation expense	23,928	27,949
Amounts related to unrecognized tax benefits	311	1,197
State tax, net operating loss carryforwards	67,718	73,288
Other	18	125
Total assets	245,033	250,979
Deferred tax liabilities:
Capitalized interest	44,196	43,982
Deferred income	277,005	181,839
Expenses taken for tax purposes not for book	3,571	5,477
Depreciation	5,024	6,877
Deferred marketing	10,311	14,959
Total liabilities	340,107	253,134
Net deferred tax liabilities	(95,074)	(2,155)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2019 and 2018, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2019 and 2018, we did not have valuation allowances recorded against our federal or state deferred tax assets. During fiscal 2017, due to improved operating results, we reversed $32.2 million of state deferred tax asset valuation allowances.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2019, we had 140.9 million shares of common stock issued and outstanding, 6.7 million shares of common stock reserved for outstanding stock options and restricted stock units, 7.7 million shares of common stock reserved for future stock option and award issuances, and 407,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2019, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the fiscal years ended October 31, 2019 and October 31, 2018, we declared and paid aggregate cash dividends of $0.44 and $0.41 per share, respectively, to our shareholders. Subsequent to October 31, 2019, we declared a quarterly cash dividend of $0.11 per share which will be paid on January 24, 2020 to shareholders of record on the close of business on January 10, 2020.
Stock Repurchase Program
In each year since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Most recently, on December 11, 2019, our Board of Directors authorized the repurchase of 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since December 12, 2018. The Board of Directors did not fix any expiration date for this repurchase program.
The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2019, 2018, and 2017:

	2019	2018	2017
Number of shares purchased (in thousands)	6,619	12,108	7,694
Average price per share	$35.28	$41.56	$37.81
Remaining authorization at October 31 (in thousands)	13,953	10,989	8,144

Subsequent to October 31, 2019, we repurchased approximately 3.6 million shares of our common stock at an average price of $39.58 per share, substantially all of which were purchased under the repurchase program authorized by our Board of Directors on December 11, 2019.
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
10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our nonemployee directors under our stock incentive plans. On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which, succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to prospective equity awards, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan that new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2019, 2018, and 2017, we had 7.7 million; 5.1 million; and 5.8 million shares, respectively, available for grant under the Omnibus Plan.
Prior to the adoption of the Omnibus Plan, the Company had granted equity awards under four separate stock incentive plans for employees, officers, and directors with respect to which equity awards remained outstanding as of October 31, 2019. No additional equity awards may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Stock options and restricted stock units granted under these plans generally vested over a four-year period for employees and a two-year period for nonemployee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Total stock-based compensation expense recognized	$26,180	$28,312	$28,466
Income tax benefit recognized	$6,749	$7,902	$11,125

At October 31, 2019, 2018, and 2017, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $18.7 million, $20.9 million, and $24.2 million, respectively.
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
The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses ranges of assumptions noted in the following table. Expected volatilities were based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding. The ranges set forth below result from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2019, 2018, and 2017:

	2019	2018	2017
Expected volatility	28.61% - 31.34%	27.66% - 31.83%	29.93% - 41.05%
Weighted-average volatility	30.46%	30.33%	34.72%
Risk-free interest rate	2.65% - 2.76%	2.17% - 2.35%	1.96% - 2.52%
Expected life (years)	4.63 - 8.50	5.00 - 8.50	4.60 - 9.24
Dividends	1.36%	0.67%	none
Weighted-average fair value per share of options granted	$10.22	$16.09	$12.16

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense related to stock options for fiscal 2019, 2018 and 2017 was as follows (amounts in thousands):

	2019	2018	2017
Stock compensation expense recognized - options	$5,181	$7,497	$10,337

At October 31, 2019, total compensation cost related to nonvested stock option awards not yet recognized was approximately $4.7 million, and the weighted-average period over which we expect to recognize such compensation costs was approximately 1.2 years.
The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2019, 2018, and 2017 (amounts in thousands, except per share amounts):

	2019		2018		2017
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	5,503	$28.84	6,120	$27.60	8,514	$26.36
Granted	344	32.42	210	47.84	595	31.61
Exercised	(1,044)	21.87	(797)	24.16	(2,863)	24.54
Canceled	(23)	34.47	(30)	33.08	(126)	32.10
Balance, ending	4,780	$30.59	5,503	$28.84	6,120	$27.60
Options exercisable, at October 31,	3,799	$29.52	4,231	$27.03	4,266	$25.42

The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2019, was 4.8 and 4.0, respectively.
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

The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Intrinsic value of options outstanding	$45,551	$30,477	$112,886
Intrinsic value of options exercisable	$39,350	$29,010	$87,978

Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2019, 2018, and 2017, is provided below (amounts in thousands):

	2019	2018	2017
Intrinsic value of options exercised	$16,491	$18,165	$32,951
Fair market value of options vested	$7,723	$10,007	$10,897

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
The following table provides information regarding the use of the net exercise method for fiscal 2019 and 2017:

	2019	2017
Options exercised	33,250	15,000
Shares withheld	21,842	14,472
Shares issued	11,408	528
Average fair market value per share withheld	$33.03	$32.98
Aggregate fair market value of shares withheld (in thousands)	$721	$477

Performance-Based Restricted Stock Units:
In fiscal 2019, 2018, and 2017, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs are based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from, 0% to 150% for grants awarded in fiscal 2019 and 0% to 110% for grants awarded in fiscal 2018 and prior, of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance generally vest pro-rata over a four-year period provided the recipients continue to be employed by us as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”). We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2019, 2018, and 2017:

	2019	2018	2017
Number of shares underlying Performance-Based RSUs to be issued	158,721	135,554	168,417
Aggregate number of Performance-Based RSUs outstanding at October 31	645,538	786,857	940,117
Closing price of our common stock on Valuation Date	$34.86	$47.84	$31.61
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$5,533	$6,485	$5,324
Performance-Based RSU expense recognized (in thousands)	$5,514	$6,949	$7,031
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$3,431	$3,824	$4,599

Shares earned with respect to Performance-Based RSUs issued in December 2012, 2013, and 2014 were delivered in fiscal 2017, 2018, and 2019, respectively. The recipients of these Performance-Based RSUs elected to use a portion of the shares underlying the Performance-Based RSUs to pay the required income withholding taxes on the payout. In fiscal 2019, the gross value of the payout was $9.7 million (300,040 shares), the minimum income tax withholding was $4.0 million (123,409 shares) and the net value of the shares delivered was $5.7 million (176,631 shares). In fiscal 2018, the gross value of the payout was $13.7 million (288,814 shares), the minimum income tax withholding was $6.0 million (126,330 shares) and the net value of the shares delivered was $7.7 million (162,484 shares). In fiscal 2017, the gross value of the payout was $9.6 million (302,514 shares), the minimum income tax withholding was $4.2 million (133,098 shares) and the net value of the shares delivered was $5.4 million (169,416 shares).
Total Shareholder Return Restricted Stock Units:
In fiscal 2019, 2018, and 2017, the Executive Compensation Committee approved awards of relative total shareholder return performance-based restricted stock units (“TSR RSUs”) relating to 48,710, 39,411 and 46,361 target shares, respectively, of our common stock to certain members of our senior management. Shares underlying the TSR RSUs granted are earned by comparing our total shareholder return during specified performance periods to the total shareholder returns of companies in a performance peer group as defined in the award document. The specified performance periods are as follows:

	Performance Period	Target Number of TSR RSUs issued
Fiscal 2019	November 1, 2018 to October 31, 2021	48,710

Fiscal 2018	November 1, 2017 to October 31, 2020	39,411

Fiscal 2017	November 1, 2016 to October 31, 2019	46,361

The TSR RSUs generally vest at the end of a 3-year period provided the recipients continue to be employed by us as specified in the award document. Based upon our ranking in the performance peer group, the recipient of the TSR RSUs may earn a total award ranging from 0% to 150% for awards granted in fiscal 2019 and 0% to 200% for awards granted in fiscal 2018 and prior, of the target number of TSR RSUs granted. In fiscal 2019, recipients of the fiscal 2017 TSR RSUs earned 0% of the target based on total shareholder return ranking in the performance peer group during the three-year period ending October 31, 2019. In fiscal 2018, recipients earned 76.81% of the 52,679 target TSR RSUs awarded in fiscal 2016 based upon our total shareholder return ranking in the performance peer group during the three-year period ended October 31, 2018. In fiscal 2017, recipients of earned 83.05% of the 57,230 target TSR RSUs awarded in fiscal 2016 based upon our total shareholder return ranking in the performance peer group during the two-year period ended October 31, 2017.
We estimated the fair value of the TSR RSUs at the grant date using a Monte Carlo simulation. The following table summarizes the assumptions used in the Monte Carlo simulation and the fair value per share of the TSR RSUs granted in fiscal 2019, 2018, and 2017:

	2019	2018	2017
Weighted-average volatility	29.06%	26.58%	26.91%
Risk-free interest rate	2.64%	1.92%	1.52%
Dividends	none	none	none
Weighted-average fair value per share of TSR RSUs	$36.46	$52.62	$39.21
The length of each performance period was used as the expected term in the simulation for each respective tranche.
The following table provides information on expense recognized and the unamortized value of our TSR RSUs for fiscal 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
TSR RSUs expense recognized	$1,673	$2,502	$3,400
Unamortized value of TSR RSUs at October 31	$1,875	$1,773	$2,200

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a TSR RSU recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. The following table provides information regarding the number of shares withheld, the income tax withholding due, and the remaining shares issued to the recipients for fiscal 2019 and 2018:

	2019	2018
Number of shares withheld	16,643	13,974
Income tax withholdings due	$537,902	$470,364
Remaining shares issued to the recipients	23,817	33,553

Time-Based Restricted Stock Units:
In fiscal 2019, 2018, and 2017, we issued time-based restricted stock units (“RSUs”) to various officers, employees, and nonemployee directors. These RSUs generally vest in annual installments over a two- to four-year period. The value of the RSUs was determined to be equal to the number of shares of our common stock underlying the RSUs multiplied by the closing price of our common stock on the NYSE on the date the RSUs were awarded. The following table provides information regarding these RSUs for fiscal 2019, 2018, and 2017:

	2019	2018	2017
Time-Based RSUs issued:
Number of RSUs issued	449,380	296,790	377,564
Weighted average closing price per share of our common stock on date of issuance	$33.04	$47.84	$31.61
Aggregate fair value of RSUs issued (in thousands)	$14,848	$14,198	$11,935
Time-Based RSU expense recognized (in thousands):	$13,627	$11,193	$7,572

	2019	2018	2017
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,137,936	850,853	673,224
Cumulative unamortized value of Time-Based RSUs (in thousands)	$8,694	$8,818	$6,783

Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. The following table provides information regarding the number of shares withheld, the income tax withholding due, and the remaining shares issued to the recipients for fiscal 2019, 2018, and 2017:

	2019	2018	2017
Number of shares withheld	29,681	23,289	20,400
Income tax withholdings due	$1,042	$1,145	$664,300
Remaining shares issued to the recipients	82,795	58,552	52,757

Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2027, provides that 500,000 shares be reserved for purchase. At October 31, 2019, 407,000 shares were available for issuance.
The following table provides information regarding our employee stock purchase plan for fiscal 2019, 2018, and 2017:

	2019	2018	2017
Shares issued	41,744	35,471	33,314
Average price per share	$31.80	$34.08	$32.25
Compensation expense recognized (in thousands)	$184	$171	$147

11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2019, 2018, and 2017, is as follows (amounts in thousands):

	2019	2018	2017
Numerator:
Net income as reported	$590,007	$748,151	$535,495
Plus: Interest and costs attributable to 0.5% Exchangeable Senior Notes, net of income tax benefit (a)			1,434
Numerator for diluted earnings per share	$590,007	$748,151	$536,929

Denominator:
Basic weighted-average shares	145,008	151,984	162,222
Common stock equivalents (b)	1,493	2,217	2,147
Shares attributable to 0.5% Exchangeable Senior Notes (a)			5,118
Diluted weighted-average shares	146,501	154,201	169,487
Other information:
Weighted-average number of antidilutive options and restricted stock units (c)	1,156	813	1,966
Shares issued under stock incentive and employee stock purchase plans	1,394	1,066	3,116

(a)	On September 15, 2017, we redeemed these notes.

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

12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2019 and 2018, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2019	October 31, 2018
Residential Mortgage Loans Held for Sale	Level 2	$218,777	$170,731
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$298	$1,750
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$964	$(4,366)
Forward Loan Commitments – IRLCs	Level 2	$(964)	$4,366

At October 31, 2019 and 2018, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2019	$216,280	$218,777	$2,497
2018	$170,728	$170,731	$3

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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%
July 31	530 - 1,113	2 - 9	7.8% - 13%
October 31	478 - 857	2 - 5	13.8% - 14.5%

Fiscal 2018:
January 31	381 - 1,029	7 - 10	13.8% - 19.0%
April 30	485 - 522	10 - 16	16.9%
July 31(1)	–	–	–
October 31	470 - 1071	4 - 23	13.5% - 16.3%

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

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2019:
January 31	49	5	$37,282	$5,785
April 30	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31	71	7	$18,910	6,695
				$31,075
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30	65	4	$21,811	13,325
July 31	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151
Fiscal 2017:
January 31	57	2	$8,372	$4,000
April 30	46	6	$25,092	2,935
July 31	53	4	$5,965	1,360
October 31	51	1	$6,982	1,500
				$9,795

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2019 and 2018 (amounts in thousands):

		2019		2018
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$1,114,577	$1,112,040	$688,115	$687,974
Senior notes (b)	Level 1	2,669,876	2,823,043	2,869,876	2,779,270
Mortgage company loan facility (c)	Level 2	150,000	150,000	150,000	150,000
		$3,934,453	$4,085,083	$3,707,991	$3,617,244

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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $14.1 million, $12.6 million, and $12.3 million for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $31.1 million and $27.0 million at October 31, 2019 and 2018, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Such age was reduced from age 62 to age 58 in fiscal 2019. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 2.61%, 4.06%, and 3.19% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2019, 2018, and 2017, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2019, 2018 and 2017.

Information related to our retirement plans for each of the fiscal years ended October 31, 2019, 2018, and 2017, is as follows (amounts in thousands):

	2019	2018	2017
Plan costs:
Service cost	$403	$568	$619
Interest cost	1,416	1,198	1,142
Amortization of prior service cost	506	936	969
Amortization of unrecognized losses	—	17	137
	$2,325	$2,719	$2,867
Projected benefit obligation:
Beginning of year	$35,515	$38,222	$38,980
Plan amendments adopted during year	4,956
Service cost	403	568	619
Interest cost	1,416	1,198	1,142
Benefit payments	(1,358)	(1,358)	(1,318)
Change in unrecognized gain/loss	4,138	(3,115)	(1,201)
Projected benefit obligation, end of year	$45,070	$35,515	$38,222
Unamortized prior service cost:
Beginning of year	$870	$1,806	$2,775
Plan amendments adopted during year	4,956
Amortization of prior service cost	(506)	(936)	(969)
Unamortized prior service cost, end of year	$5,320	$870	$1,806
Accumulated unrecognized (loss) gain, October 31	$(2,567)	$1,571	$(1,560)
Accumulated benefit obligation, October 31	$45,070	$35,515	$38,222
Accrued benefit obligation, October 31	$45,070	$35,515	$38,222

The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2029 in the aggregate (in thousands):

Year ending October 31,	Amount
2020	$1,687
2021	$2,526
2022	$2,785
2023	$3,046
2024	$3,077
November 1, 2024 – October 31, 2029	$16,878

14. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income was primarily related to employee retirement plans. The tables below provide, for the fiscal years ended October 31, 2019, 2018 and 2017, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	2019	2018	2017
Balance, beginning of period	$694	$(1,910)	$(3,336)
Other comprehensive (loss) income before reclassifications	(9,094)	3,115	1,201
Gross amounts reclassified from accumulated other comprehensive income	304	953	1,105
Income tax benefit (expense)	2,265	(1,142)	(880)
Other comprehensive (loss) income, net of tax	(6,525)	2,926	1,426
Adoption of ASU 2018-02	—	(322)
Balance, end of period	$(5,831)	$694	$(1,910)

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

Information regarding our land purchase commitments at October 31, 2019 and 2018, is provided in the table below (amounts in thousands):

	2019	2018
Aggregate purchase commitments:
Unrelated parties	$2,349,900	$2,404,660
Unconsolidated entities that the Company has investments in	10,826	128,235
Total	$2,360,726	$2,532,895
Deposits against aggregate purchase commitments	$168,778	$168,421
Credits to be received from unconsolidated entities		79,168
Additional cash required to acquire land	2,191,948	2,285,306
Total	$2,360,726	$2,532,895
Amount of additional cash required to acquire land included in accrued expenses	$14,620	$40,103

In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2019, we also had purchase commitments to acquire land for apartment developments of approximately $280.2 million, of which we had outstanding deposits in the amount of $13.7 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2019, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2019, we had outstanding surety bonds amounting to $777.2 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $402.6 million of work remains on these improvements. We have an additional $179.7 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2019, we had outstanding letters of credit of $177.9 million under our Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2019, we had agreements of sale outstanding to deliver 6,266 homes with an aggregate sales value of $5.26 billion.
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

Information regarding our mortgage commitments at October 31, 2019 and 2018, is provided in the table below (amounts in thousands):

	2019	2018
Aggregate mortgage loan commitments:
IRLCs	$565,634	$614,255
Non-IRLCs	1,364,972	1,329,674
Total	$1,930,606	$1,943,929
Investor commitments to purchase:
IRLCs	$565,634	$614,255
Mortgage loans receivable	208,591	163,208
Total	$774,225	$777,463

Lease Commitments
We lease certain facilities, equipment, and properties held for rental apartment operation or development under non-cancelable operating leases which, in the case of the rental properties, are 99-year leases. Rental expenses incurred by us under these operating leases were (amounts in thousands):

Year ending October 31,	Amount
2019	$20,180
2018	$15,783
2017	$14,505

At October 31, 2019, future minimum rent payments under our operating leases were (amounts in thousands):

Year ending October 31,	Amount
2020	$15,430
2021	12,576
2022	10,082
2023	7,800
2024	6,691
Thereafter	218,221
$270,800

16. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Interest income	$19,017	$8,570	$5,988
Income from ancillary businesses	53,568	25,692	18,934
Management fee income from home building unconsolidated entities, net	9,948	11,740	12,902
Retained customer deposits	—	8,937	5,801
Income from land sales	—	6,331	8,621
Other	(1,031)	1,190	(1,184)
Total other income – net	$81,502	$62,460	$51,062

As a result of our adoption of ASC 606 as of November 1, 2018, revenues and cost of revenues from land sales are presented as separate components on our Consolidated Statement of Operations and Comprehensive Income. In addition, retained customer deposits are presented in home sales revenues on our Consolidated Statement of Operations and Comprehensive Income. Because we elected to apply the modified retrospective method of adoption, prior periods have not been restated to reflect these changes in presentation. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the impact of the adoption of ASC 606.
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in fiscal 2019, 2018 and 2017, our apartment living operations earned fees from unconsolidated entities of $11.9 million, $7.5 million, and $6.2 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses above.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, apartment living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2019, 2018, and 2017 (amounts in thousands):

	2019	2018	2017
Revenues	$150,114	$158,051	$134,116
Expenses	$132,823	$132,359	$115,182
Other income	$36,277

In fiscal 2019, we sold seven of our golf club properties to third parties for $64.3 million and we recognized a gain of $35.1 million during the year ended October 31, 2019 as a result of these sales.
In fiscal 2018, we recognized a $10.7 million gain from a bulk sale of security monitoring accounts by our home control solutions business, which is included in income from ancillary businesses above. In addition, in fiscal 2018, we recognized a $3.5 million write-down of a commercial property operated by Toll Brothers Apartment Living, which is included in income from ancillary businesses above.
The table below provides revenues and expenses recognized from land sales for the years ended October 31, 2018, and 2017 (amounts in thousands):

	2018	2017
Revenue	$134,327	$284,928
Expense	127,996	281,030
Deferred gains recognized		4,723
	$6,331	$8,621
Land sale revenues for the year ended October 31, 2018 included $80.3 million related to sale transactions with four Rental Property Joint Ventures in which we have interests ranging from 25% to 50%. On one of these transactions, we recognized a gain of $1.0 million in fiscal 2018. In addition, due to our continued involvement in the joint venture primarily through guarantees provided on the joint venture’s debt, we deferred $3.8 million of the gain realized on this sale. We will recognize the deferred gain into income as the guarantees provided expire.
Land sale revenues for the year ended October 31, 2017 included $257.8 million related to sale transactions with two Home Building Joint Ventures and a Rental Property Joint Venture in which we have interests ranging from 20% to 25%. No gain or loss was realized on the sales related to the Home Building Joint Ventures.
The deferred gains recognized in the fiscal 2017 period relate to the sale of a property in fiscal 2015 to a Home Building Joint Venture in which we had a 25% interest. Due to our continued involvement in this unconsolidated entity through our ownership interest and guarantees provided on the entity’s debt, we deferred the $9.3 million gain realized on the sale. We recognized the gain as units were sold to the ultimate home buyers, which is included in deferred gains recognized above. In the fourth quarter of fiscal 2017, we purchased the remaining inventory from this Home Building Joint Venture. The remaining unamortized deferred gain was used to reduce the basis of the inventory acquired.
See Note 4, “Investments in Unconsolidated Entities,” for more information on these transactions.

17. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2019, 2018, and 2017 (amounts in thousands):

	Revenue			Income (loss) before income taxes
	2019	2018	2017	2019	2018	2017
Traditional Home Building:
North	$923,299	$975,648	$775,540	$55,897	$56,530	$50,393
Mid-Atlantic	1,112,817	1,141,130	1,030,269	64,739	90,573	105,740
South	1,244,571	1,045,395	923,953	117,533	110,304	112,809
West	1,418,041	1,451,353	1,151,697	170,389	213,269	153,188
California	2,129,461	2,208,733	1,550,494	452,350	494,247	345,138
Traditional Home Building	6,828,189	6,822,259	5,431,953	860,908	964,923	767,268
City Living	253,189	320,999	383,105	70,133	78,149	193,852
Corporate and other	(999)			(143,871)	(109,156)	(146,809)
Total home sales revenue	7,080,379	7,143,258	5,815,058	787,170	933,916	814,311
Land sales revenue	143,587	—	—
Total revenue	$7,223,966	$7,143,258	$5,815,058	$787,170	$933,916	$814,311

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
Total assets for each of our segments at October 31, 2019 and 2018, are shown in the table below (amounts in thousands):

	2019	2018
Traditional Home Building:
North	$917,506	$970,854
Mid-Atlantic	1,177,387	1,130,417
South	1,412,563	1,237,744
West	2,057,389	1,580,199
California	2,339,677	2,733,956
Traditional Home Building	7,904,522	7,653,170
City Living	529,507	516,238
Corporate and other	2,394,109	2,075,182
	$10,828,138	$10,244,590

“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, income tax receivable, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2019
Traditional Home Building:
North	$24,575	$64,129	$764,015	$852,719
Mid-Atlantic	53,375	96,634	964,188	1,114,197
South	15,622	134,697	1,056,384	1,206,703
West	25,340	34,165	1,924,387	1,983,892
California	64,017	353,186	1,842,935	2,260,138
Traditional Home Building	182,929	682,811	6,551,909	7,417,649
City Living		185,391	270,008	455,399
	$182,929	$868,202	$6,821,917	$7,873,048

Balances at October 31, 2018
Traditional Home Building:
North	$17,414	$99,383	$803,692	$920,489
Mid-Atlantic	48,553	123,218	906,990	1,078,761
South	12,305	95,309	957,321	1,064,935
West	22,905	109,671	1,419,989	1,552,565
California	32,441	391,221	2,146,370	2,570,032
Traditional Home Building	133,618	818,802	6,234,362	7,186,782
City Living	6,367	97,814	307,256	411,437
	$139,985	$916,616	$6,541,618	$7,598,219

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2019, 2018, and 2017, are shown in the table below (amounts in thousands):

	2019	2018	2017
Traditional Home Building:
North	$17,488	$19,698	$6,528
Mid-Atlantic	8,514	9,818	6,905
South	9,457	3,802	1,184
West	1,074	907	106
California	1,027	147	43
Traditional Home Building	37,560	34,372	14,766
City Living	4,800	15	28
Corporate and other		769
	$42,360	$35,156	$14,794

The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2019	2018	2019	2018	2017
Traditional Home Building:
Mid-Atlantic	$8,525	$7,823		$(4,000)	$(2,000)
South	91,956	84,610	19,098	$12,263	$9,185
West				(63)	2,529
California	9,825	84,160	(37)	2,404	7,509
Traditional Home Building	110,306	176,593	19,061	10,604	17,223
City Living	60,512	65,936	4,103	6,857	73,123
Corporate and other	195,434	189,284	1,704	67,779	25,720
	$366,252	$431,813	$24,868	$85,240	$116,066

“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.
18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2019, 2018 and 2017 (amounts in thousands):

	2019	2018	2017
Cash flow information:
Interest paid, net of amount capitalized	$35,422	$20,812	$21,578
Income tax payments	$141,681	$215,092	$119,852
Income tax refunds	$4,344	$3,101	$2,776
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or accrued liabilities, net	$213,824	$185,633	$61,877
Financed portion of land sale			$625
(Increase) decrease in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities	$(5,300)	$(1,320)	$11,760
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606	$104,807
Net decrease in inventory and retained earnings due to the adoption of ASC 606	$8,989
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606	$6,541
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606	$2,457
Cost of inventory acquired through foreclosure		4,609
Reclassification of deferred income from inventory to accrued liabilities			$3,520
Cancellation of treasury stock	$895,517
Non-controlling interest	$38,134	$2,801
Reclassification of inventory to property, construction, and office equipment			$8,990
Decrease (increase) in unrecognized gain in defined benefit plans	$4,138	$(3,115)	$(1,201)
Defined benefit plan amendment	$4,956
Deferred tax decrease related to stock-based compensation activity included in additional paid-in capital			$5,232
Income tax benefit (expense) recognized in total comprehensive income	$2,265	$(1,141)	$(880)

	2019	2018	2017
Transfer of other assets to inventory, net	$7,100	$16,763
Transfer of inventory to investment in unconsolidated entities			$72,757
Transfer of investment in unconsolidated entities to inventory			$14,328
Transfer of other assets to investment in unconsolidated entities, net	$44,139	$60,971	1,308
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities		$5,995
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$928	$623	$130
Miscellaneous (decreases) increases to investments in unconsolidated entities	$(1,876)	$1,776	$5,117

Business Acquisitions:
Fair value of assets purchased	$173,516		$88,465
Liabilities assumed	$11,143		$5,377
Cash paid	$162,373		$83,088

	At October 31,
	2019	2018	2017
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,286,014	$1,182,195	$712,829
Restricted cash and cash held by our captive title company included in receivables, prepaid expenses, and other assets	$33,629	$34,215	$48,405
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,319,643	$1,216,410	$761,234

19. Supplemental Guarantor Information
Our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following Senior Notes (amounts in thousands):

Original amount issued and amount outstanding at October 31, 2019
5.875% Senior Notes due February 15, 2022	$419,876
4.375% Senior Notes due April 15, 2023	$400,000
5.625% Senior Notes due January 15, 2024	$250,000
4.875% Senior Notes due November 15, 2025	$350,000
4.875% Senior Notes due March 15, 2027	$450,000
4.350% Senior Notes due February 15, 2028	$400,000
3.80% Senior Notes due November 1, 2029	$400,000

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
Consolidating Balance Sheet at October 31, 2019

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,082,067	203,947	—	1,286,014
Inventory			7,791,759	81,289		7,873,048
Property, construction, and office equipment, net			263,140	10,272		273,412
Receivables, prepaid expenses, and other assets			224,681	610,541	(119,781)	715,441
Mortgage loans held for sale				218,777		218,777
Customer deposits held in escrow			74,303	100		74,403
Investments in unconsolidated entities			50,594	315,658		366,252
Investments in and advances to consolidated entities	5,172,737	2,704,551	163,371	147,413	(8,188,072)	—
Income taxes receivable	20,791					20,791
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,109,614	36,092	(34,257)	1,111,449
Senior notes		2,659,898				2,659,898
Mortgage company loan facility				150,000		150,000
Customer deposits			383,583	2,013		385,596
Accounts payable			347,715	884		348,599
Accrued expenses	754	26,812	569,476	443,180	(89,290)	950,932
Advances from consolidated entities			1,052,370	503,058	(1,555,428)	—
Income taxes payable	102,971					102,971
Total liabilities	103,725	2,686,710	3,462,758	1,135,227	(1,678,975)	5,709,445
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	726,879	49,400		177,034	(226,434)	726,879
Retained earnings (deficit)	4,792,409	(31,559)	6,187,109	225,853	(6,399,390)	4,774,422
Treasury stock, at cost	(425,183)					(425,183)
Accumulated other comprehensive loss	(5,831)					(5,831)
Total stockholders’ equity	5,089,803	17,841	6,187,157	405,893	(6,628,878)	5,071,816
Noncontrolling interest				46,877		46,877
Total equity	5,089,803	17,841	6,187,157	452,770	(6,628,878)	5,118,693
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138

Consolidating Balance Sheet at October 31, 2018

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,011,863	170,332	—	1,182,195
Inventory			7,493,205	105,014		7,598,219
Property, construction, and office equipment, net			169,265	24,016		193,281
Receivables, prepaid expenses, and other assets			291,299	392,559	(133,080)	550,778
Mortgage loans held for sale				170,731		170,731
Customer deposits held in escrow			116,332	1,241		117,573
Investments in unconsolidated entities			44,329	387,484		431,813
Investments in and advances to consolidated entities	4,791,629	2,916,557	91,740	126,872	(7,926,798)	—
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590
LIABILITIES AND EQUITY
Liabilities
Loans payable			686,801			686,801
Senior notes		2,861,375				2,861,375
Mortgage company loan facility				150,000		150,000
Customer deposits			405,318	5,546		410,864
Accounts payable			361,655	443		362,098
Accrued expenses	471	37,341	600,907	462,128	(127,266)	973,581
Advances from consolidated entities			1,551,196	476,040	(2,027,236)	—
Income taxes payable	30,959					30,959
Total liabilities	31,430	2,898,716	3,605,877	1,094,157	(2,154,502)	5,475,678
Equity
Stockholders’ equity
Common stock	1,779		48	3,006	(3,054)	1,779
Additional paid-in capital	727,053	49,400		93,734	(143,134)	727,053
Retained earnings (deficit)	5,161,551	(31,559)	5,612,108	178,639	(5,759,188)	5,161,551
Treasury stock, at cost	(1,130,878)					(1,130,878)
Accumulated other comprehensive loss	694					694
Total stockholders’ equity	4,760,199	17,841	5,612,156	275,379	(5,905,376)	4,760,199
Noncontrolling interest				8,713		8,713
Total equity	4,760,199	17,841	5,612,156	284,092	(5,905,376)	4,768,912
	4,791,629	2,916,557	9,218,033	1,378,249	(8,059,878)	10,244,590

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2019

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			6,980,549	99,830		7,080,379
Land sales and other			112,972	260,843	(230,228)	143,587
	—	—	7,093,521	360,673	(230,228)	7,223,966

Cost of revenues:
Home sales			5,595,685	79,400	3,829	5,678,914
Land sales and other			59,338	180,162	(109,796)	129,704
	—	—	5,655,023	259,562	(105,967)	5,808,618
Selling, general and administrative	542	2,715	775,030	75,905	(119,644)	734,548
Income (loss) from operations	(542)	(2,715)	663,468	25,206	(4,617)	680,800
Other:
Income from unconsolidated entities			12,930	11,938		24,868
Other income - net			48,052	26,352	7,098	81,502
Intercompany interest income		135,087	2,616	5,781	(143,484)	—
Interest expense		(132,372)	(5,781)	(2,850)	141,003	—
Income from consolidated subsidiaries	787,712		66,427		(854,139)	—
Income (loss) before income taxes	787,170	—	787,712	66,427	(854,139)	787,170
Income tax provision (benefit)	197,163		197,298	16,637	(213,935)	197,163
Net income (loss)	590,007	—	590,414	49,790	(640,204)	590,007
Other comprehensive income	(6,525)					(6,525)
Total comprehensive income (loss)	583,482	—	590,414	49,790	(640,204)	583,482
Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2018

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			6,899,891	453,073	(209,706)	7,143,258
Cost of revenues			5,427,753	303,962	(58,708)	5,673,007
Selling, general and administrative	77	3,162	709,265	83,003	(111,472)	684,035
	77	3,162	6,137,018	386,965	(170,180)	6,357,042
Income (loss) from operations	(77)	(3,162)	762,873	66,108	(39,526)	786,216
Other:
Income from unconsolidated entities			44,646	40,594		85,240
Other income - net			30,561	(2,950)	34,849	62,460
Intercompany interest income		142,084	1,649	4,422	(148,155)	—
Interest expense		(138,922)	(4,422)	(2,111)	145,455	—
Income from consolidated subsidiaries	933,993		106,063		(1,040,056)	—
Income (loss) before income taxes	933,916	—	941,370	106,063	(1,047,433)	933,916
Income tax provision (benefit)	185,765		187,248	21,097	(208,345)	185,765
Net income (loss)	748,151	—	754,122	84,966	(839,088)	748,151
Other comprehensive income	2,926					2,926
Total comprehensive income (loss)	751,077	—	754,122	84,966	(839,088)	751,077

Consolidating Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues			5,668,610	336,671	(190,223)	5,815,058
Cost of revenues			4,414,461	223,243	(75,401)	4,562,303
Selling, general and administrative	58	4,033	633,000	77,115	(108,634)	605,572
	58	4,033	5,047,461	300,358	(184,035)	5,167,875
Income (loss) from operations	(58)	(4,033)	621,149	36,313	(6,188)	647,183
Other:
Income from unconsolidated entities			12,271	103,795		116,066
Other income - net	10,574		26,653	10,674	3,161	51,062
Intercompany interest income		156,366	48	4,365	(160,779)	—
Interest expense		(162,882)	(4,365)	(1,819)	169,066	—
Income from consolidated subsidiaries	803,795		142,779		(946,574)	—
Income (loss) before income taxes	814,311	(10,549)	798,535	153,328	(941,314)	814,311
Income tax provision (benefit)	278,816	(3,612)	273,418	52,500	(322,306)	278,816
Net income (loss)	535,495	(6,937)	525,117	100,828	(619,008)	535,495
Other comprehensive income	1,426					1,426
Total comprehensive income (loss)	536,921	(6,937)	525,117	100,828	(619,008)	536,921

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2019

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	76,828	(8,413)	559,660	(180,837)	(9,577)	437,661
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(86,936)	(35)		(86,971)
Investment in unconsolidated entities			(11,202)	(45,358)		(56,560)
Return of investments in unconsolidated entities			3,304	144,623		147,927
Investment in distressed loans and foreclosed real estate				(731)		(731)
Return of investments in distressed loans and foreclosed real estate				3,147		3,147
Proceeds from sales of golf club properties and an office building			58,154	21,493		79,647
Acquisitions of businesses			(162,373)			(162,373)
Investment paid intercompany			(71,631)		71,631	—
Intercompany advances	202,967	212,005			(414,972)	—
Net cash provided by (used in) investing activities	202,967	212,005	(270,684)	123,139	(343,341)	(75,914)
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Proceeds from loans payable			300,000	2,399,028		2,699,028
Debt issuance costs		(3,592)	(2,588)			(6,180)
Principal payments of loans payable			(72,588)	(2,399,028)		(2,471,616)
Redemption of senior notes		(600,000)				(600,000)
Proceeds from stock-based benefit plans	17,369					17,369
Purchase of treasury stock	(233,523)					(233,523)
Dividends paid	(63,641)					(63,641)
Receipts related to noncontrolling interest				49		49
Investment received intercompany				71,628	(71,628)	—
Intercompany advances			(443,577)	19,031	424,546	—
Net cash (used in) provided by financing activities	(279,795)	(203,592)	(218,753)	90,708	352,918	(258,514)
Net increase in cash, cash equivalents, and restricted cash	—	—	70,223	33,010	—	103,233
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	204,543	—	1,216,410
Cash, cash equivalents, and restricted cash, end of period	—	—	1,082,090	237,553	—	1,319,643

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2018

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	(4,270)	5,439	521,640	56,301	9,101	588,211
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(28,064)	(168)		(28,232)
Investment in unconsolidated entities			(1,676)	(25,815)		(27,491)
Return of investments in unconsolidated entities			29,242	103,948		133,190
Investment in distressed loans and foreclosed real estate				(966)		(966)
Return of investments in distressed loans and foreclosed real estate				4,765		4,765
Intercompany advances	555,741	(401,908)			(153,833)	—
Net cash provided by (used in) investing activities	555,741	(401,908)	(498)	81,764	(153,833)	81,266
Cash flow (used in) provided by financing activities:
Proceeds from issuance of senior notes		400,000				400,000
Proceeds from loans payable			590,000	2,040,835		2,630,835
Debt issuance costs		(3,531)				(3,531)
Principal payments of loans payable			(679,184)	(2,010,980)		(2,690,164)
Proceeds from stock-based benefit plans	13,392					13,392
Purchase of treasury stock	(503,159)					(503,159)
Payments related to noncontrolling interest				30		30
Dividends paid intercompany				(6,000)	6,000	—
Dividends paid	(61,704)					(61,704)
Intercompany advances			45,205	(183,937)	138,732	—
Net cash (used in) provided by financing activities	(551,471)	396,469	(43,979)	(160,052)	144,732	(214,301)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	—	477,163	(21,987)	—	455,176
Cash, cash equivalents, and restricted cash, beginning of period	—	—	534,704	226,530	—	761,234
Cash, cash equivalents, and restricted cash, end of period	—	—	1,011,867	204,543	—	1,216,410

Consolidating Statement of Cash Flows for the fiscal year ended October 31, 2017

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	200,721	9,955	294,302	366,144	(9,424)	861,698
Cash flow (used in) provided by investing activities:
Purchase of property and equipment — net			(20,439)	(8,433)		(28,872)
Sale and redemption of marketable securities and restricted investments - net	10,631			7,418		18,049
Investment in unconsolidated entities			(3,744)	(118,590)		(122,334)
Return of investments in unconsolidated entities			58,610	136,895		195,505
Investment in distressed loans and foreclosed real estate				(710)		(710)
Return of investments in distressed loans and foreclosed real estate				13,765		13,765
Acquisition of a business			(83,088)			(83,088)
Investment paid intercompany			(45,000)		45,000	—
Intercompany advances	51,071	226,511			(277,582)	—
Net cash (used in) provided by investing activities	61,702	226,511	(93,661)	30,345	(232,582)	(7,685)
Cash flow (used in) provided by financing activities:
Net proceeds from issuance of senior notes		455,483				455,483
Proceeds from loans payable			250,068	1,370,975		1,621,043
Debt issuance costs		(4,449)				(4,449)
Principal payments of loans payable			(538,527)	(1,460,830)		(1,999,357)
Redemption of senior notes		(687,500)				(687,500)
Proceeds from stock-based benefit plans	66,000					66,000
Purchase of treasury stock	(290,881)					(290,881)
Dividends paid	(38,587)					(38,587)
Investment received intercompany				45,000	(45,000)	—
Intercompany advances			39,082	(326,088)	287,006	—
Net cash (used in) provided by financing activities	(263,468)	(236,466)	(249,377)	(370,943)	242,006	(878,248)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,045)	—	(48,736)	25,546	—	(24,235)
Cash, cash equivalents, and restricted cash, beginning of period	1,045	—	583,440	200,984	—	785,469
Cash, cash equivalents, and restricted cash, end of period	—	—	534,704	226,530	—	761,234
`

20. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2019 and 2018 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2019:
Revenue:
Home sales	$2,292,044	$1,756,970	$1,712,057	$1,319,308
Land sales	$86,956	$8,721	$4,037	$43,873
Gross profit:
Home sales	$431,477	$355,215	$337,710	$277,063
Land sales	$658	$2,489	$1,116	$9,620
Income before income taxes	$272,649	$186,916	$176,159	$151,446
Net income	$202,315	$146,318	$129,324	$112,050
Earnings per share (a)
Basic	$1.43	$1.01	$0.88	$0.76
Diluted	$1.41	$1.00	$0.87	$0.76
Weighted-average number of shares
Basic	141,909	144,750	146,622	146,751
Diluted	143,567	146,275	148,129	148,032

Fiscal 2018:
Revenue	$2,455,238	$1,913,353	$1,599,199	$1,175,468
Gross profit	$524,487	$403,734	$301,042	$240,988
Income before income taxes	$396,473	$253,097	$152,748	$131,598
Net income	$310,976	$193,258	$111,810	$132,107
Earnings per share (a)
Basic	$2.10	$1.28	$0.73	$0.85
Diluted	$2.08	$1.26	$0.72	$0.83
Weighted-average number of shares
Basic	148,066	151,257	152,731	155,882
Diluted	149,603	153,173	155,129	158,897

(a)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.