Form 10-Q
period 2020-01-31
Toll Brothers, Inc.
filed 2020-03-10
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020
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
At March 6, 2020, there were approximately 126,732,000 shares of Common Stock, par value $0.01 per share, outstanding.

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
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, including macroeconomic factors such as employment levels, interest rates, consumer confidence and spending, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, demographic trends, government regulation, and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2020	October 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$519,793	$1,286,014
Inventory	8,198,352	7,873,048
Property, construction, and office equipment, net	285,785	273,412
Receivables, prepaid expenses, and other assets (1)	978,166	715,441
Mortgage loans held for sale, at fair value	111,995	218,777
Customer deposits held in escrow	71,841	74,403
Investments in unconsolidated entities	364,352	366,252
Income taxes receivable	56,922	20,791
	$10,587,206	$10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,277,183	$1,111,449
Senior notes	2,660,352	2,659,898
Mortgage company loan facility	97,653	150,000
Customer deposits	417,092	385,596
Accounts payable	314,482	348,599
Accrued expenses	1,011,548	950,932
Income taxes payable	103,816	102,971
Total liabilities	5,882,126	5,709,445
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at January 31, 2020 and October 31, 2019	1,529	1,529
Additional paid-in capital	723,109	726,879
Retained earnings	4,816,286	4,774,422
Treasury stock, at cost — 23,138 and and 11,999 shares at January 31, 2020 and October 31, 2019, respectively	(879,820)	(425,183)
Accumulated other comprehensive loss	(5,553)	(5,831)
Total stockholders’ equity	4,655,551	5,071,816
Noncontrolling interest	49,529	46,877
Total equity	4,705,080	5,118,693
	$10,587,206	$10,828,138

(1)
As of January 31, 2020 and October 31, 2019, receivables, prepaid expenses, and other assets include $157.9 million and $145.8 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2020	2019
Revenues:
Home sales	$1,297,337	$1,319,308
Land sales	34,094	43,873
	1,331,431	1,363,181

Cost of revenues:
Home sales	1,059,900	1,042,245
Land sales	32,282	34,253
	1,092,182	1,076,498
Selling, general and administrative	191,753	162,238
Income from operations	47,496	124,445
Other:
Income from unconsolidated entities	12,141	6,140
Other income – net	6,295	20,861
Income before income taxes	65,932	151,446
Income tax provision	9,056	39,396
Net income	$56,876	$112,050

Other comprehensive income, net of tax	278	56
Total comprehensive income	$57,154	$112,106

Per share:
Basic earnings	$0.41	$0.76
Diluted earnings	$0.41	$0.76

Weighted-average number of shares:
Basic	138,145	146,751
Diluted	139,889	148,032
See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2020 and 2019:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2019	1,529	726,879	4,774,422	(425,183)	(5,831)	46,877	5,118,693
Net income			56,876				56,876
Purchase of treasury stock				(476,024)			(476,024)
Exercise of stock options and stock based compensation issuances		(17,112)		21,042			3,930
Employee stock purchase plan issuances		(41)		345			304
Stock-based compensation		13,383					13,383
Dividends declared			(15,012)				(15,012)
Other comprehensive income					278		278
Loss attributable to non-controlling interest						(1)	(1)
Capital contributions						2,653	2,653
Balance, January 31, 2020	1,529	723,109	4,816,286	(879,820)	(5,553)	49,529	4,705,080

Balance, October 31, 2018	1,779	727,053	5,161,551	(1,130,878)	694	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax			(17,987)				(17,987)
Net income			112,050				112,050
Purchase of treasury stock				(25,143)			(25,143)
Exercise of stock options and stock based compensation issuances		(18,194)		16,044			(2,150)
Employee stock purchase plan issuances		(39)		354			315
Stock-based compensation		8,585					8,585
Dividends declared			(16,363)				(16,363)
Other comprehensive income					56		56
Capital contributions						32,914	32,914
Balance, January 31, 2019	1,779	717,405	5,239,251	(1,139,623)	750	41,627	4,861,189

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2020	2019
Cash flow used in operating activities:
Net income	$56,876	$112,050
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,667	15,669
Stock-based compensation	13,383	8,585
Income from unconsolidated entities	(12,141)	(6,140)
Distributions of earnings from unconsolidated entities	14,703	6,427
Income from foreclosed real estate and distressed loans	(285)	(170)
Deferred tax provision	751	1,621
Inventory impairments and write-offs	1,031	7,562
Gain on the sale of golf club property		(12,186)
Other	1,376	703
Changes in operating assets and liabilities
Increase in inventory	(303,384)	(158,258)
Origination of mortgage loans	(316,852)	(306,351)
Sale of mortgage loans	422,376	389,974
Increase in receivables, prepaid expenses, and other assets	(172,153)	(47,823)
Increase in income taxes receivable	(36,131)	(14,363)
Increase in customer deposits – net	34,058	13,030
Decrease in accounts payable and accrued expenses	(84,691)	(166,751)
Decrease in income taxes payable		(28,804)
Net cash used in operating activities	(366,416)	(185,225)
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(26,839)	(19,576)
Investments in unconsolidated entities	(4,909)	(17,205)
Return of investments in unconsolidated entities	28,983	42,677
Investment in foreclosed real estate and distressed loans	(234)	(130)
Return of investments in foreclosed real estate and distressed loans	883	482
Proceeds from the sale of a golf club property		18,220
Net cash (used in) provided by investing activities	(2,116)	24,468
Cash flow used in financing activities:
Proceeds from loans payable	702,729	809,506
Debt issuance costs		(2,058)
Principal payments of loans payable	(608,481)	(633,593)
Redemption of senior notes		(350,000)
Proceeds (payments) from stock-based benefit plans, net	4,235	(1,831)
Purchase of treasury stock	(476,024)	(25,143)
Dividends paid	(14,956)	(16,369)
Receipts related to noncontrolling interest, net	44
Net cash used in financing activities	(392,453)	(219,488)
Net decrease in cash, cash equivalents, and restricted cash	(760,985)	(380,245)
Cash, cash equivalents, and restricted cash, beginning of period	1,319,643	1,182,939
Cash, cash equivalents, and restricted cash, end of period	$558,658	$802,694
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2019 balance sheet amounts and disclosures included herein have been derived from our October 31, 2019 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (“2019 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2020; the results of our operations and changes in equity for the three-month periods ended January 31, 2020 and 2019; and our cash flows for the three-month periods ended January 31, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2020, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $417.1 million and $385.6 million at January 31, 2020 and October 31, 2019, respectively. Of the outstanding customer deposits held as of October 31, 2019, we recognized $85.8 million in home sales revenues during the three months ended January 31, 2020.
Land sales revenues: Our revenues from land sales generally consist of: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk sales to third parties of land we have decided no longer meets our development criteria. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2018-11 also provides an entity with a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, became effective for our fiscal year beginning November 1, 2019, and we adopted the new standard using a modified retrospective approach. The prior year period was not recast and our Condensed Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. We elected to apply the transition provisions that allow us to carry forward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, we elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. As a result of the adoption, we recorded a right-of-use (“ROU”) asset and lease liability of $114.5 million and $118.5 million, respectively, as of November 1, 2019. The ROU asset is included in “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Condensed Consolidated Balance Sheet. The adoption of ASU 2016-02 had no impact on retained earnings and did not materially impact our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 will be effective for our fiscal year beginning November 1, 2020, with early adoption permitted as of November 1, 2019. We are currently evaluating the impact that the adoption of ASU 2016-13 may have on our consolidated financial statements and disclosures.
2. Acquisitions
During fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), respectively, for an aggregate of approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our preliminary purchase price allocations, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes at the dates of acquisitions was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.
Subsequent event
In February 2020, we acquired substantially all of the assets and operations of Thrive Residential (“Thrive”), an urban in-fill builder with operations in Atlanta, Georgia and Nashville, Tennessee, for approximately $53.3 million in cash. The assets acquired were primarily inventory for future communities, including approximately 680 home sites owned or controlled through land purchase agreements. The acquisition is expected to add 10 communities by the end of fiscal 2020.
The acquisitions discussed above were accounted for as a business combination and were not material to our results of operations or financial condition.
3. Inventory
Inventory at January 31, 2020 and October 31, 2019 consisted of the following (amounts in thousands):

	January 31, 2020	October 31, 2019
Land controlled for future communities	$246,305	$182,929
Land owned for future communities	912,323	868,202
Operating communities	7,039,724	6,821,917
	$8,198,352	$7,873,048

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

Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	January 31, 2020	October 31, 2019
Land owned for future communities:
Number of communities	15	16
Carrying value (in thousands)	$114,216	$120,857
Operating communities:
Number of communities	2	1
Carrying value (in thousands)	$6,252	$2,871

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2020	2019
Land controlled for future communities	$1,031	$1,777
Operating communities	—	5,785
	$1,031	$7,562

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
At January 31, 2020, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2020, we determined that 129 land purchase contracts, with an aggregate purchase price of $2.39 billion, on which we had made aggregate deposits totaling $181.1 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2019, we determined that 127 land purchase contracts, with an aggregate purchase price of $2.00 billion, on which we had made aggregate deposits totaling $149.2 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2020	2019
Interest capitalized, beginning of period	$311,323	$319,364
Interest incurred	43,650	44,422
Interest expensed to home sales cost of revenues	(32,774)	(34,441)
Interest expensed to land sales cost of revenues	(567)	(352)
Interest capitalized on investments in unconsolidated entities	(881)	(1,814)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory		2,988
Interest capitalized, end of period	$320,751	$330,167

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
The table below provides information as of January 31, 2020, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	8	4	21	7	40
Investment in unconsolidated entities	$101,946	$48,860	$191,443	$22,103	$364,352
Number of unconsolidated entities with funding commitments by the Company	2	1	1	1	5
Company’s remaining funding commitment to unconsolidated entities	$28,108	$1,400	$224	$6,830	$36,562

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2020, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	1	19	23
Aggregate loan commitments	$100,842	$73,021	$1,441,784	$1,615,647
Amounts borrowed under loan commitments	$86,092	$73,021	$1,009,618	$1,168,731

More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the three months ended January 31, 2020, our Land Development Joint Ventures sold approximately 164 lots and recognized revenues of $24.7 million. We acquired 42 of these lots for $3.5 million. Our share of the joint venture income from the lots we acquired was insignificant. During the three months ended January 31, 2019, our Land Development Joint Ventures sold approximately 201 lots and recognized revenues of $89.8 million. We acquired 107 of these lots for $71.2 million. Our share of the joint venture income from the lots we acquired was insignificant.
Home Building Joint Ventures
Our Home Building Joint Ventures delivered homes in New York, New York, and Jupiter, Florida. During the three months ended January 31, 2020 and 2019, our Home Building Joint Ventures delivered 23 homes with a sales value of $67.1 million and 17 homes with a sales value of $27.3 million, respectively.
In November 2019, one of our Home Building Joint Ventures refinanced its existing $236.5 million construction loan with a $76.6 million post-construction loan that extended the maturity date of the loan to November 2021 and revised certain guarantees provided for under the original construction loan. At January 31, 2020, this joint venture had $73.0 million of borrowings outstanding under the post-construction loan.
Rental Property Joint Ventures
As of January 31, 2020, our Rental Property Joint Ventures, including those that we consolidate, owned 26 for-rent apartment projects and a hotel, which are located in multiple metropolitan areas throughout the country. At January 31, 2020, these joint ventures had approximately 2,000 units that were occupied or ready for occupancy, 1,250 units in the lease-up stage, and 4,800 units in the design phase or under development. In addition, we either own, have under contract, or under a letter of intent approximately 13,400 units, including 200 units under active development; we intend to develop these units in joint ventures with unrelated parties in the future.
In the first quarter of fiscal 2020, we sold all of our ownership interest in one of our Rental Property Joint Ventures to our partner for cash of $16.8 million, net of closing costs. The joint venture had owned, developed, and operated multifamily residential apartments in northern New Jersey. In connection with the sale, the joint venture’s existing $76.0 million loan was assumed by our partner. We recognized a gain of $10.7 million, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

In the first quarter of fiscal 2020, we entered into two separate joint ventures with unrelated parties to develop (i) a luxury for-rent residential apartment project located in Dallas, Texas and (ii) a student housing community in State College, Pennsylvania. Prior to the formation of these joint ventures, we acquired the properties and incurred an aggregate of approximately $51.0 million of land and land development costs. Our partners acquired interests in these entities ranging from 50% to 70% for an aggregate amount of $26.2 million. At January 31, 2020, we had an aggregate investment of $25.0 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $121.5 million to finance the development of these projects. At January 31, 2020, the joint ventures had no outstanding borrowings under these construction loan facilities.
In the first quarter of fiscal 2019, we entered into two separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York and Frisco, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $41.9 million of land and land development costs. Our partners each acquired a 75% interest in these entities for an aggregate amount of $39.8 million and we recognized a gain on land sale of $8.4 million in our first quarter of fiscal 2019. At January 31, 2020, we had an aggregate investment of $15.6 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $134.4 million. At January 31, 2020, the joint ventures had $38.9 million outstanding borrowings under these construction loan facilities.
In fiscals 2019 and 2018, we entered into five separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects and student housing communities located in Boston, Massachusetts, San Diego, California, Tempe, Arizona and Miami, Florida. We contributed an aggregate of $95.5 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact each joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at January 31, 2020 and October 31, 2019. The carrying value of these joint ventures’ assets totaling $157.9 million and $145.8 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of January 31, 2020 and October 31, 2019, respectively. Our partners’ interests aggregating $43.5 million and $41.0 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of January 31, 2020 and October 31, 2019, respectively. These joint ventures intend to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In fiscal 2019, we entered into a joint venture with unrelated parties to develop, build, and operate single-family rental communities. As of January 31, 2020, we have invested $1.1 million in this joint venture and have committed to invest up to $60.0 million.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of January 31, 2020, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.3 million in each of the three-month periods ended January 31, 2020 and 2019.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into six ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of January 31, 2020, we had an aggregate investment of $21.4 million in these ventures.
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
We believe that, as of January 31, 2020, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At January 31, 2020, certain unconsolidated entities have loan commitments aggregating $1.27 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $183.1 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2020, the unconsolidated entities had borrowed an aggregate of $825.3 million, of which we estimate $114.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 7 months to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of January 31, 2020, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.5 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At January 31, 2020 and October 31, 2019, we determined that 16 and 18 of our joint ventures, respectively, were VIEs under the guidance of ASC 810, “Consolidation.” For 11 and 13 of these VIEs as of January 31, 2020 and October 31, 2019, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As of January 31, 2020, we have consolidated five Rental Property Joint Ventures. The carrying value of these joint ventures’ assets totaling $157.9 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of January 31, 2020. Our partners’ interests aggregating $43.5 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of January 31, 2020. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At January 31, 2020 and October 31, 2019, our investments in the unconsolidated entities deemed to be VIEs totaled $43.7 million and $37.0 million, respectively. At January 31, 2020 and October 31, 2019, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $42.0 million and $76.0 million, respectively, of loan guarantees and $6.8 million and $8.3 million, respectively, of additional commitments to the VIEs. Of our potential exposure for these loan guarantees at January 31, 2020 and October 31, 2019, $11.1 million and $76.0 million, respectively, is related to loan repayment and carry cost guarantees, of which $76.0 million was borrowed at October 31, 2019. There were no borrowings under these loan repayment and carry cost guarantees at January 31, 2020.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	January 31, 2020	October 31, 2019
Cash and cash equivalents	$68,237	$85,819
Inventory	516,740	579,226
Loans receivable, net	65,375	56,545
Rental properties	923,356	1,021,848
Rental properties under development	675,921	535,197
Real estate owned	12,274	12,267
Other assets	160,840	212,761
Total assets	$2,422,743	$2,503,663
Debt, net of deferred financing costs	$1,166,882	$1,226,857
Other liabilities	177,092	175,827
Members’ equity	1,078,769	1,100,563
Noncontrolling interest	—	416
Total liabilities and equity	$2,422,743	$2,503,663
Company’s net investment in unconsolidated entities (1)	$364,352	$366,252

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

Condensed Statements of Operations:

	Three months ended January 31,
	2020	2019
Revenues	$133,170	$153,230
Cost of revenues	95,308	131,755
Other expenses	41,183	18,475
Total expenses	136,491	150,230
Gain on disposition of loans and real estate owned	—	3,694
(Loss) income from operations	(3,321)	6,694
Other income	612	647
(Loss) income before income taxes	(2,709)	7,341
Income tax provision	140	265
Net (loss) income including earnings from noncontrolling interests	(2,849)	7,076
Less: income attributable to noncontrolling interest	—	(2,109)
Net (loss) income attributable to controlling interest	$(2,849)	$4,967
Company’s equity in earnings of unconsolidated entities (1)	$12,141	$6,140

(1)
Differences between our equity in earnings of unconsolidated entities and the underlying net income of the entities are primarily a result of distributions from entities in excess of the carrying amount of our net investment; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2020 and October 31, 2019, consisted of the following (amounts in thousands):

	January 31, 2020	October 31, 2019
Expected recoveries from insurance carriers and others	$109,048	$114,162
Improvement cost receivable	104,416	100,864
Escrow cash held by our captive title company	38,107	32,863
Properties held for rental apartment and commercial development	504,924	367,072
Prepaid expenses	24,652	26,041
Right-of-use asset (1)	108,769	—
Other	88,250	74,439
	$978,166	$715,441

(1)
On November 1, 2019, we adopted ASU 2016-02 which resulted in the establishment of a right-of-use asset on our Condensed Consolidated Balance Sheet as of January 31, 2020. The Condensed Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the adoption of ASU 2016-02.

See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of January 31, 2020 and October 31, 2019, properties held for rental apartment and commercial development include $157.9 million and $145.8 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2020 and October 31, 2019, loans payable consisted of the following (amounts in thousands):

	January 31, 2020	October 31, 2019
Senior unsecured term loan	$800,000	$800,000
Revolving credit facility borrowings	150,000	—
Loans payable – other	330,147	314,577
Deferred issuance costs	(2,964)	(3,128)
	$1,277,183	$1,111,449

Senior Unsecured Term Loan
At January 31, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2024. At January 31, 2020, the interest rate on borrowings was 2.70% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
Revolving Credit Facility
We have a $1.905 billion, five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility is scheduled to mature on November 1, 2024. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at January 31, 2020, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.24 billion. Under the terms of the Revolving Credit Facility, at January 31, 2020, our leverage ratio was approximately 0.72 to

1.00, and our tangible net worth was approximately $4.61 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.14 billion as of January 31, 2020. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.36 billion as of January 31, 2020.
At January 31, 2020, we had $150.0 million outstanding borrowings under the Revolving Credit Facility and had approximately $163.1 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At January 31, 2020, the interest rate on borrowings under the Revolving Credit Facility was 2.77% per annum. Subsequent to January 31, 2020, we borrowed an additional $200.0 million under the Revolving Credit Facility.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2020, the weighted-average interest rate on “Loans payable – other” was 4.51% per annum.
Senior Notes
At January 31, 2020, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.67 billion.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. In December 2019, the Warehousing Agreement was amended to extend the expiration date on substantially the same terms as the existing agreement. The Warehousing Agreement, as amended, expires on December 4, 2020, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At January 31, 2020, the interest rate on the Warehousing Agreement, as amended, was 3.56% per annum.
7. Accrued Expenses
Accrued expenses at January 31, 2020 and October 31, 2019 consisted of the following (amounts in thousands):

	January 31, 2020	October 31, 2019
Land, land development, and construction	$169,203	$192,658
Compensation and employee benefits	149,636	183,592
Escrow liability	36,891	31,587
Self-insurance	192,115	193,405
Warranty	188,916	201,886
Lease liabilities (1)	113,534	—
Deferred income	53,385	51,678
Interest	48,630	31,307
Commitments to unconsolidated entities	9,068	9,283
Other	50,170	55,536
	$1,011,548	$950,932

(1)
On November 1, 2019, we adopted ASU 2016-02 which resulted in the establishment of lease liabilities on our Condensed Consolidated Balance Sheet as of January 31, 2020. The Condensed Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the adoption of ASU 2016-02.

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2020	2019
Balance, beginning of period	$201,886	$258,831
Additions – homes closed during the period	7,024	6,625
Increase (decrease) in accruals for homes closed in prior years	1,218	(691)
Charges incurred	(21,212)	(27,439)
Balance, end of period	$188,916	$237,326

Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). During the first quarter of fiscal 2020, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
As of January 31, 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million, which was unchanged from October 31, 2016, and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million, which was also unchanged from October 31, 2016. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $116.0 million at January 31, 2020 and $124.6 million at October 31, 2019. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $96.0 million at January 31, 2020 and $97.9 million at October 31, 2019. As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between homebuilders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. While our primary insurance carrier has funded substantially all of the water intrusion claims that we have submitted to it to date, other insurance carriers have recently disputed coverage for the same claims under policies that are substantially the same. As a result, we have entered arbitration proceedings during the third quarter of fiscal 2019 with these carriers. Based on the legal merits that support our pending insurance claims, review by legal counsel, our history of collecting significant amounts funded by our primary carrier under policies that are substantially the same, and the high credit ratings of our insurance carriers, we believe collection of our remaining recorded insurance receivables is probable. However, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
8. Income Taxes
We recorded income tax provisions of $9.1 million and $39.4 million for the three months ended January 31, 2020 and 2019, respectively. The effective tax rate was 13.7% for the three months ended January 31, 2020, compared to 26.0% for the three months ended January 31, 2019. The lower effective tax rate for the fiscal 2020 period was primarily due to a benefit recognized of $6.9 million from the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.

We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2020 will be approximately 5.8%. Our state income tax rate for the full fiscal year 2019 was 6.1%.
At January 31, 2020, we had $8.1 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended January 31,
	2020	2019
Total stock-based compensation expense recognized	$13,383	$8,585
Income tax benefit recognized	$3,407	$2,256

At January 31, 2020 and October 31, 2019, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $28.2 million and $18.7 million, respectively.
10. Stock Repurchase Program and Cash Dividends
Stock Repurchase Program
On December 11, 2019, our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2018, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2020	2019
Number of shares purchased (in thousands)	11,686	785
Average price per share	$40.73	$32.02
Remaining authorization at January 31 (in thousands)	8,314	19,787

Subsequent to January 31, 2020, we repurchased approximately 3.8 million shares of our common stock at an average price of $37.52 per share.
Cash Dividends
During each of the three months ended January 31, 2020 and 2019, we declared and paid cash dividends of $0.11 per share to our shareholders.

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2020	2019
Numerator:
Net income as reported	$56,876	$112,050

Denominator:
Basic weighted-average shares	138,145	146,751
Common stock equivalents (1)	1,744	1,281
Diluted weighted-average shares	139,889	148,032

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	675	2,623
Shares issued under stock incentive and employee stock purchase plans	547	510

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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2020	October 31, 2019
Residential Mortgage Loans Held for Sale	Level 2	$111,995	$218,777
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$181	$298
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$852	$964
Forward Loan Commitments — IRLCs	Level 2	$(852)	$(964)

At January 31, 2020 and October 31, 2019, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2020	$110,756	$111,995	$1,239
At October 31, 2019	$216,280	$218,777	$2,497

Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2019 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2020:
January 31	—	—	—

Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%
July 31	530 - 1,113	2 - 9	7.8% - 13%
October 31	478 - 857	2 - 5	13.8% - 14.5%

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2020:
January 31	65	—	$—	$—
				$—
Fiscal 2019:
January 31 (1)	49	5	$37,282	$5,785
April 30 (2)	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31 (3)	71	7	$18,910	6,695
				$31,075

(1)	Includes impairments of $2.8 million (one community), $1.5 million (three communities), and $1.5 million (one community) located in our City Living, North, and South segments, respectively.

(2)	Includes impairments of $2.0 million (one community), $15.0 million (four communities), and $0.5 million (one community) located in our City Living, North, and South segments, respectively.

(3)	Includes impairments of $5.1 million (four communities), $0.6 million (two communities) and $1.0 million (one community) located in our North, South, and Pacific segments, respectively

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2020		October 31, 2019
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,280,147	$1,281,745	$1,114,577	$1,112,040
Senior notes (2)	Level 1	2,669,876	2,849,347	2,669,876	2,823,043
Mortgage company loan facility (3)	Level 2	97,653	97,653	150,000	150,000
		$4,047,676	$4,228,745	$3,934,453	$4,085,083

(1)
The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.

(2)	The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.

(3)	We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2020	2019
Interest income	$4,902	$5,872
Income from ancillary businesses	522	13,844
Management fee income from home building unconsolidated entities, net	1,346	1,608
Other	(475)	(463)
Total other income – net	$6,295	$20,861

Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the three-month periods ended January 31, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $3.8 million and $2.7 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2020	2019
Revenues	$26,410	$32,283
Expenses	$25,888	$30,625
Other income		$12,186

In December 2018, we sold one of our golf club properties to a third party for $18.2 million and we recognized a gain of $12.2 million in the first quarter of fiscal 2019. In addition, in the fourth quarter of fiscal 2019, we sold six of our golf club properties to a third party.
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
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2020	October 31, 2019
Aggregate purchase commitments:
Unrelated parties	$2,716,710	$2,349,900
Unconsolidated entities that the Company has investments in	10,077	10,826
Total	$2,726,787	$2,360,726

Deposits against aggregate purchase commitments	$199,907	$168,778
Additional cash required to acquire land	2,526,880	2,191,948
Total	$2,726,787	$2,360,726
Amount of additional cash required to acquire land included in accrued expenses	$14,250	$14,620
In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2020, we also had purchase commitments to acquire land for apartment developments of approximately $247.1 million, of which we had outstanding deposits in the amount of $11.1 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2020, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2020, we had outstanding surety bonds amounting to $834.9 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $444.2 million of work remains on these improvements. We have an additional $182.5 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2020, we had outstanding letters of credit of $163.1 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2020, we had agreements of sale outstanding to deliver 6,461 homes with an aggregate sales value of $5.45 billion.

Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2020	October 31, 2019
Aggregate mortgage loan commitments:
IRLCs	$565,001	$565,634
Non-IRLCs	1,484,667	1,364,972
Total	$2,049,668	$1,930,606
Investor commitments to purchase:
IRLCs	$565,001	$565,634
Mortgage loans held for sale	101,062	208,591
Total	$666,063	$774,225

Lease Commitments
We lease certain facilities, equipment, and properties held for rental apartment operation or development under non-cancelable operating leases which, in the case of certain rental properties, have an initial term of 99 years. We recognize lease expense for these leases on a straight-line basis over the lease term. ROU assets and lease liabilities are recorded on the balance sheet for all leases with an expected term over one year. A majority of our facility lease agreements include rental payments based on a pro-rata share of the lessor’s operating costs which are variable in nature. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Condensed Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. At January 31, 2020, ROU assets and lease liabilities were $108.8 million and $113.5 million, respectively. Payments on lease liabilities during the three months ended January 31, 2020 totaled $3.9 million.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the three months ended January 31, 2020, our total lease expense was $6.4 million, inclusive of variable lease costs of approximately $0.6 million and short-term lease costs of approximately $1.0 million. Sublease income was de minimis.
Information regarding our remaining lease payments as of January 31, 2020 is provided in the table below (amounts in thousands):

Year ended January 31, 2020
2020 (a)	$11,899
2021	18,237
2022	16,794
2023	14,698
2024	11,722
Thereafter	211,869
Total lease payments (b)	285,219
Less: Interest (c)	171,685
Present value of lease liabilities	$113,534

(a) Remaining payments are for the nine months ending October 31, 2020
(b) Lease payments include options to extend lease terms that are reasonably certain of being exercised
(c) Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 8 years and 4.1%, respectively, at January 31, 2020.

We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 95 years and 4.5%, respectively, at January 31, 2020.

15. Information on Segments
We operate in two segments: traditional home building and urban infill. We build and sell detached and attached homes in luxury residential communities located in affluent suburban markets that cater to move-up, empty-nester, active-adult, affordable luxury, age-qualified, and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through City Living.
Our Traditional Home Building segment operates in five geographic segments. In the first quarter of fiscal 2020, we made certain changes to our Traditional Home Building regional management structure and realigned certain of the states falling among our five geographic segments, as follows:
Eastern Region:

•	The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;

•	The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;

•	The South region: Florida, South Carolina and Texas;
Western Region:

•	The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and

•	The Pacific region: California, Oregon and Washington.
Previously, our geographic segments were:

•	North: Connecticut, Illinois, Massachusetts, Michigan, New Jersey and New York;

•	Mid-Atlantic: Delaware, Maryland, Pennsylvania and Virginia;

•	South: Florida, Georgia, North Carolina, South Carolina and Texas;

•	West: Arizona, Colorado, Idaho, Nevada, Oregon, Utah and Washington; and

•	California: California.
Our new geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital following the realignment of the regional management structure. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows. Prior period segment information was restated to conform to the new reporting structure.

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2020	2019
		(Restated)
Revenues:
Traditional Home Building:
North	$254,059	$271,518
Mid-Atlantic	162,476	134,898
South	183,630	176,928
Mountain	263,096	226,399
Pacific	395,356	444,049
Traditional Home Building	1,258,617	1,253,792
City Living	39,835	68,594
Corporate and other	(1,115)	(3,078)
Total home sales revenue	1,297,337	1,319,308
Land sales revenue	34,094	43,873
Total revenue	$1,331,431	$1,363,181

Income (loss) before income taxes:
Traditional Home Building:
North	$2,531	$15,070
Mid-Atlantic	6,988	7,140
South	9,077	15,666
Mountain	17,585	25,603
Pacific	63,322	91,632
Traditional Home Building	99,503	155,111
City Living	9,549	14,642
Corporate and other	(43,120)	(18,307)
Total	$65,932	$151,446

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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2020	October 31, 2019
		(Restated)
Traditional Home Building:
North	$1,574,303	$1,487,012
Mid-Atlantic	908,884	854,470
South	1,234,819	1,165,974
Mountain	1,917,134	1,769,649
Pacific	2,611,868	2,627,417
Traditional Home Building	8,247,008	7,904,522
City Living	546,468	529,507
Corporate and other	1,793,730	2,394,109
Total	$10,587,206	$10,828,138

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

	Three months ended January 31,
	2020	2019
Cash flow information:
Interest paid, net of amount capitalized		$495
Interest capitalized, net of amount paid	$11,686
Income tax payments	$45,752	$81,818
Income tax refunds	$1,315	$877
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$21,827	$72,731
Increase in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net		$(2,960)
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02	$108,769
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606		$104,807
Net decrease in inventory and retained earnings due to the adoption of ASC 606		$8,989
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606		$6,541
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606		$2,457
Noncontrolling interest	$2,610	$32,914
Transfer of other assets to inventory		$7,100
Transfer of other assets to investment in unconsolidated entities, net	$24,736	$9,398

	At January 31,
	2020	2019
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$519,793	$801,734
Restricted cash included in receivables, prepaid expenses, and other assets	38,865	960
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$558,658	$802,694

17. Supplemental Guarantor Information
At January 31, 2020, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

Original amount issued and amount outstanding
5.875% Senior Notes due February 15, 2022	$419,876
4.375% Senior Notes due April 15, 2023	$400,000
5.625% Senior Notes due January 15, 2024	$250,000
4.875% Senior Notes due November 15, 2025	$350,000
4.875% Senior Notes due March 15, 2027	$450,000
4.350% Senior Notes due February 15, 2028	$400,000
3.80% Senior Notes due November 1, 2029	$400,000

The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Nonguarantor Subsidiaries”) do not guarantee these Senior Notes. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds from the above-described debt issuances. The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of our obligations under the Revolving Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on our and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the Revolving Credit Facility. If there are no guarantors under the Revolving Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
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

Condensed Consolidating Balance Sheet at January 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	336,479	183,314	—	519,793
Inventory			8,102,794	95,558		8,198,352
Property, construction and office equipment, net			275,830	9,955		285,785
Receivables, prepaid expenses and other assets	5,840		300,894	750,123	(78,691)	978,166
Mortgage loans held for sale				111,995		111,995
Customer deposits held in escrow			71,568	273		71,841
Investments in unconsolidated entities			44,361	319,991		364,352
Investments in and advances to consolidated entities	4,721,368	2,724,966	185,371	147,413	(7,779,118)	—
Income taxes receivable	56,922					56,922
	4,784,130	2,724,966	9,317,297	1,618,622	(7,857,809)	10,587,206
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,275,341	36,100	(34,258)	1,277,183
Senior notes		2,660,352				2,660,352
Mortgage company loan facility				97,653		97,653
Customer deposits			414,790	2,302		417,092
Accounts payable			283,119	31,363		314,482
Accrued expenses	6,776	46,773	572,041	462,991	(77,033)	1,011,548
Advances from consolidated entities			527,929	507,995	(1,035,924)	—
Income taxes payable	103,816					103,816
Total liabilities	110,592	2,707,125	3,073,220	1,138,404	(1,147,215)	5,882,126
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	723,109	49,400		199,034	(248,434)	723,109
Retained earnings (deficit)	4,834,273	(31,559)	6,244,029	228,649	(6,459,106)	4,816,286
Treasury stock, at cost	(879,820)					(879,820)
Accumulated other comprehensive loss	(5,553)					(5,553)
Total stockholders’ equity	4,673,538	17,841	6,244,077	430,689	(6,710,594)	4,655,551
Noncontrolling interest				49,529		49,529
Total equity	4,673,538	17,841	6,244,077	480,218	(6,710,594)	4,705,080
	4,784,130	2,724,966	9,317,297	1,618,622	(7,857,809)	10,587,206

Condensed Consolidating Balance Sheet at October 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,082,067	203,947	—	1,286,014
Inventory			7,791,759	81,289		7,873,048
Property, construction and office equipment, net			263,140	10,272		273,412
Receivables, prepaid expenses and other assets			224,681	610,541	(119,781)	715,441
Mortgage loans held for sale				218,777		218,777
Customer deposits held in escrow			74,303	100		74,403
Investments in unconsolidated entities			50,594	315,658		366,252
Investments in and advances to consolidated entities	5,172,737	2,704,551	163,371	147,413	(8,188,072)	—
Income taxes receivable	20,791					20,791
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,109,614	36,092	(34,257)	1,111,449
Senior notes		2,659,898				2,659,898
Mortgage company loan facility				150,000		150,000
Customer deposits			383,583	2,013		385,596
Accounts payable			347,715	884		348,599
Accrued expenses	754	26,812	569,476	443,180	(89,290)	950,932
Advances from consolidated entities			1,052,370	503,058	(1,555,428)	—
Income taxes payable	102,971					102,971
Total liabilities	103,725	2,686,710	3,462,758	1,135,227	(1,678,975)	5,709,445
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	726,879	49,400		177,034	(226,434)	726,879
Retained earnings (deficit)	4,792,409	(31,559)	6,187,109	225,853	(6,399,390)	4,774,422
Treasury stock, at cost	(425,183)					(425,183)
Accumulated other comprehensive loss	(5,831)					(5,831)
Total stockholders’ equity	5,089,803	17,841	6,187,157	405,893	(6,628,878)	5,071,816
Noncontrolling interest				46,877		46,877
Total equity	5,089,803	17,841	6,187,157	452,770	(6,628,878)	5,118,693
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended January 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,289,377	7,960		1,297,337
Land sales and other			17,796	58,275	(41,977)	34,094
	—	—	1,307,173	66,235	(41,977)	1,331,431

Cost of revenues:
Home sales			1,053,702	6,002	196	1,059,900
Land sales and other			11,858	38,835	(18,411)	32,282
	—	—	1,065,560	44,837	(18,215)	1,092,182
Selling, general and administrative	52	24	197,950	16,796	(23,069)	191,753
Income (loss) from operations	(52)	(24)	43,663	4,602	(693)	47,496
Other:
Income (loss) from unconsolidated entities			14,202	(2,061)		12,141
Other income – net			4,666	968	661	6,295
Intercompany interest income		36,370	1,505	1,293	(39,168)	—
Interest expense		(36,346)	(1,293)	(1,561)	39,200	—
Income from subsidiaries	65,984		3,241		(69,225)	—
Income before income taxes	65,932	—	65,984	3,241	(69,225)	65,932
Income tax provision	9,056		9,063	444	(9,507)	9,056
Net income	56,876	—	56,921	2,797	(59,718)	56,876
Other comprehensive income	278					278
Total comprehensive income	57,154	—	56,921	2,797	(59,718)	57,154

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended January 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,292,196	27,112		1,319,308
Land sales and other			15,333	73,315	(44,775)	43,873
	—	—	1,307,529	100,427	(44,775)	1,363,181

Cost of revenues:
Home sales			1,020,895	21,350		1,042,245
Land sales and other			4,138	45,891	(15,776)	34,253
	—	—	1,025,033	67,241	(15,776)	1,076,498
Selling, general and administrative	390	733	169,917	18,753	(27,555)	162,238
Income (loss) from operations	(390)	(733)	112,579	14,433	(1,444)	124,445
Other:
Income from unconsolidated entities			5,387	753		6,140
Other income – net			5,497	13,231	2,133	20,861
Intercompany interest income		34,121	527	1,505	(36,153)	—
Interest expense		(33,388)	(1,505)	(571)	35,464	—
Income from subsidiaries	151,836		29,352		(181,188)	—
Income before income taxes	151,446	—	151,837	29,351	(181,188)	151,446
Income tax provision	39,396		39,497	7,635	(47,132)	39,396
Net income	112,050	—	112,340	21,716	(134,056)	112,050
Other comprehensive income	56					56
Total comprehensive income	112,106	—	112,340	21,716	(134,056)	112,106

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(21,545)	20,425	(330,808)	(5,654)	(28,834)	(366,416)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(27,071)	232		(26,839)
Investments in unconsolidated entities			(35)	(4,874)		(4,909)
Return of investments in unconsolidated entities			9,507	19,476		28,983
Investment in foreclosed real estate and distressed loans				(234)		(234)
Return of investments in foreclosed real estate and distressed loans				883		883
Investment paid - intercompany			(85,631)		85,631	—
Intercompany advances	508,290	(20,425)			(487,865)	—
Net cash (used in) provided by investing activities	508,290	(20,425)	(103,230)	15,483	(402,234)	(2,116)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			150,000	552,729		702,729
Principal payments of loans payable			(3,405)	(605,076)		(608,481)
Proceeds from stock-based benefit plans, net	4,235					4,235
Purchase of treasury stock	(476,024)					(476,024)
Dividends paid	(14,956)					(14,956)
Receipts related to noncontrolling interest, net				44		44
Investment received - intercompany				85,628	(85,628)	—
Intercompany advances			(458,004)	(58,692)	516,696	—
Net cash (used in) provided by financing activities	(486,745)	—	(311,409)	(25,367)	431,068	(392,453)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(745,447)	(15,538)	—	(760,985)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,082,090	237,553	—	1,319,643
Cash, cash equivalents, and restricted cash, end of period	—	—	336,643	222,015	—	558,658

Condensed Consolidating Statement of Cash Flows for the three months ended January 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(33,260)	4,268	(207,541)	60,699	(9,391)	(185,225)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(19,707)	131		(19,576)
Investments in unconsolidated entities			(2,235)	(14,970)		(17,205)
Return of investments in unconsolidated entities				42,677		42,677
Investment in foreclosed real estate and distressed loans				(130)		(130)
Return of investments in foreclosed real estate and distressed loans				482		482
Investment paid - intercompany			(20,000)		20,000	—
Proceeds from the sale of a golf club property				18,220		18,220
Intercompany advances	76,603	345,732			(422,335)	—
Net cash provided by (used in) investing activities	76,603	345,732	(41,942)	46,410	(402,335)	24,468
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			300,000	509,506		809,506
Debt issuance costs for loans payable			(2,058)			(2,058)
Principal payments of loans payable			(48,222)	(585,371)		(633,593)
Redemption of senior notes		(350,000)				(350,000)
Proceeds from stock-based benefit plans, net	(1,831)					(1,831)
Purchase of treasury stock	(25,143)					(25,143)
Dividends paid	(16,369)					(16,369)
Investment received - intercompany				20,000	(20,000)	—
Intercompany advances			(387,492)	(44,234)	431,726	—
Net cash (used in) provided by financing activities	(43,343)	(350,000)	(137,772)	(100,099)	411,726	(219,488)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(387,255)	7,010	—	(380,245)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	171,072	—	1,182,939
Cash, cash equivalents, and restricted cash, end of period	—	—	624,612	178,082	—	802,694

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (“2019 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2019 Form 10-K.
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
We operate in two segments: Traditional Home Building and City Living. In the first quarter of fiscal 2020, we appointed co-chief operating officers and split oversight responsibility for the Company’s Traditional Home Building operations between eastern and western regions. In connection with these appointments, we made certain changes to our Traditional Home Building regional management structure and realigned certain of the states falling among our five homebuilding regions, as follows:
Eastern Region:

•	The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;

•	The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;

•	The South region: Florida, South Carolina and Texas;
Western Region:

•	The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and

•	The Pacific region: California, Oregon and Washington.
Previously, the Company’s homebuilding regional segments were:

•	North: Connecticut, Illinois, Massachusetts, Michigan, New Jersey and New York;

•	Mid-Atlantic: Delaware, Maryland, Pennsylvania and Virginia;

•	South: Florida, Georgia, North Carolina, South Carolina and Texas;

•	West: Arizona, Colorado, Idaho, Nevada, Oregon, Utah and Washington; and

•	California: California.
Our new geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocates capital following the realignment of the regional management structure. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows. Prior period segment information was restated to conform to the new reporting structure.
OVERVIEW
Financial and Operational Highlights
In the three-month period ended January 31, 2020, we recognized $1.33 billion of revenues, consisting of $1.30 billion of home sales revenue and $34.1 million of land sales revenue, and net income of $56.9 million, as compared to $1.32 billion of revenues and $112.1 million of net income in the three-month period ended January 31, 2019.
In the three-month periods ended January 31, 2020 and 2019, the value of net contracts signed was $1.49 billion (1,806 homes) and $1.16 billion (1,379 homes), respectively.
The value of our backlog at January 31, 2020 was $5.45 billion (6,461 homes), as compared to our backlog at January 31, 2019 of $5.37 billion (5,954 homes). Our backlog at October 31, 2019 was $5.26 billion (6,266 homes), as compared to backlog of $5.52 billion (6,105 homes) at October 31, 2018.
At January 31, 2020, we had $519.8 million of cash and cash equivalents on hand and approximately $1.59 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire on November 1, 2024. At January 31, 2020, we had $150.0 million of borrowings and we had approximately $163.1 million of outstanding letters of credit under the Revolving Credit Facility. Subsequent to January 31, 2020, we borrowed an additional $200.0 million under the Revolving Credit Facility.

At January 31, 2020, we owned or controlled through options approximately 62,000 home sites, as compared to approximately 59,200 at October 31, 2019; and approximately 53,400 at October 31, 2018. Of the approximately 62,000 total home sites that we owned or controlled through options at January 31, 2020, we owned approximately 37,100 and controlled approximately 24,900 through options. Of the 37,100 home sites owned, approximately 17,200 were substantially improved. In addition, as of January 31, 2020, we expect to purchase approximately 2,500 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2020, we were selling from 328 communities, compared to 333 at October 31, 2019; and 315 at October 31, 2018.
At January 31, 2020, our total stockholders’ equity and our debt to total capitalization ratio were $4.66 billion and 0.46 to 1.00, respectively.
Our Business Environment and Current Outlook
In the three months ended January 31, 2020, we signed 1,806 net contracts for the sale of Traditional Home Building Products and City Living units with an aggregate value of $1.49 billion, compared to 1,379 net contracts with an aggregate value of $1.16 billion in the three months ended January 31, 2019, and 1,822 net contracts with an aggregate value of $1.69 billion in the three months ended January 31, 2018.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. In the second half of fiscal 2018 through the first half of fiscal 2019, due primarily to rising interest rates, we experienced a moderation in demand for our homes, as well as gross margin compression on contracts signed during this period. Late in the spring of 2019, market conditions began to improve as interest rates on mortgage loans decreased and buyer demand for our homes turned positive in the fourth quarter of fiscal 2019. Buyer demand continued to improve in fiscal 2020, and, in the three months ended January 31, 2020, the number of contracts we signed had increased 31% in units and 28% in dollars compared to the three months ended January 31, 2019.
We remain strategically focused on broadening our portfolio through targeted expansion in promising markets and product-line diversification that includes increasing our presence in more affordable luxury communities. With a supportive economy as a backdrop, we expect this strategy to improve revenue growth and capital efficiency as we increase community count and seek to deliver more units with more rapid cycle times, with an accompanying reduction in average unit price to reflect a change in mix and a reduction in the number and mix of homes being delivered in California.
While we currently see a supportive economy and solid economic fundamentals underlying the housing market, strong household formations, low interest rates and a limited supply of homes across most of our markets, we expect that overall economic conditions in the United States will be impacted by the emerging threat posed by the coronavirus disease 2019 (“COVID-19”), although the breadth and duration of any such impact is unknown.
Acquisitions
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for an aggregate of approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our preliminary purchase price allocations, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes as of the respective acquisition date was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.
Subsequent event
In February 2020, we acquired substantially all of the assets and operations of Thrive Residential (“Thrive”), an urban in-fill builder with operations in Atlanta, Georgia and Nashville, Tennessee, for approximately $53.3 million in cash. The assets acquired were primarily inventory for future communities, including approximately 680 home sites owned or controlled through land purchase agreements. The acquisition is expected to add 10 selling communities by the end of fiscal 2020.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2020 and 2019 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2020	2019	% Change
Revenues:
Home sales	$1,297.3	$1,319.3	(2)%
Land sales	34.1	43.9
	1,331.4	1,363.2	(2)%
Cost of revenues:
Home sales	1,059.9	1,042.2	2%
Land sales	32.3	34.3
	1,092.2	1,076.5	1%
Selling, general and administrative	191.8	162.2	18%
Income from operations	47.5	124.4	(62)%
Other
Income from unconsolidated entities	12.1	6.1	98%
Other income – net	6.3	20.9	(70)%
Income before income taxes	65.9	151.4	(56)%
Income tax provision	9.1	39.4	(77)%
Net income	$56.9	$112.1	(49)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	81.7%	79.0%
Land sales cost of revenues as a percentage of land sales revenues	94.7%	78.1%
SG&A as a percentage of home sale revenues	14.8%	12.3%
Effective tax rate	13.7%	26.0%

Deliveries – units	1,611	1,530	5%
Deliveries – average delivered price (1)	$805.3	$862.3	(7)%

Net contracts signed – value	$1,489.3	$1,163.4	28%
Net contracts signed – units	1,806	1,379	31%
Net contracts signed – average selling price (1)	$824.6	$843.7	(2)%

	January 31, 2020	January 31, 2019	% Change
Backlog – value	$5,450.2	$5,366.7	2%
Backlog – units	6,461	5,954	9%
Backlog – average selling price (1)	$843.6	$901.4	(6)%

(1)	$ amounts in thousands.
Note: Due to rounding, amounts may not add.
Home Sales Revenues and Home Sales Cost of Revenues
The decrease in home sale revenues for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, was attributable to a 7% decrease in the average price of the homes delivered, offset, in part, by a 5% increase in the number of homes delivered. The decrease in the average delivered home price was mainly due to a shift in the number of homes delivered to less expensive areas and/or products and an increase in incentives in contracts signed in the first half of fiscal 2019. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily related to homes delivered in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions where average prices were significantly lower than the Company average; a decrease in the number of homes closed in City Living and Southern California where the average prices are higher than the Company average; and an increase in the number of quick delivery homes delivered, where average prices are lower than the Company average.
The increase in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to home deliveries resulting from the Sharp and Sabal acquisitions; an increase in homes delivered in Northern California mainly attributable to closings at a large high-density condominium community; and an increase in the number of quick delivery homes in the fiscal 2020 period. These increases were partially offset by lower backlog conversion in the fiscal 2020 period, as compared to the fiscal 2019 period.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to a shift in the mix of revenues to lower margin products/areas; higher incentives associated with the prior year selling environment; higher land, land development, material and labor costs; and the impact of purchase accounting for homes delivered from the Sharp and Sabal acquisitions. These increases were offset, in part, by lower inventory impairment charges and lower interest expense in the fiscal 2020 period, as compared to the fiscal 2019 period. In the three months ended January 31, 2020 and 2019, interest expense, as a percentage of home sales revenues, was 2.5% and 2.6%, respectively, and we recognized inventory impairments and write-offs of $1.0 million and $7.6 million, respectively.
Land Sales Revenues and Land Sales Cost of Revenues
Our revenues from land sales generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master planned communities; and (3) bulk sales to third parties of land we have decided no longer meets our development criteria. In the three months ended January 31, 2019, we recognized a gain of $8.4 million from the sale of land to a newly formed Rental Property Joint Venture in which we have a 25% interest.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $29.5 million in the three-month period ended January 31, 2020, as compared to the three-month period ended January 31, 2019. As a percentage of home sales revenues, SG&A was 14.8% in the three months ended January 31, 2020, as compared to 12.3% in the three months ended January 31, 2019. The dollar increase in SG&A was due primarily to increased compensation costs resulting primarily from a higher number of employees and normal compensation increases, increased sales and marketing costs, and costs related to the implementation of new enterprise information technology systems. The higher sales and marketing costs were the result of the increased number of selling communities, increased spending on advertising, and higher design studio operating costs. The increased number of employees was due primarily to the increased number of selling communities, other investments and costs to support community count growth, and the implementation of new enterprise resource planning and other information technology systems. The increase in SG&A as a percentage of revenues was due to a higher increase in SG&A spending, at 18%, relative to revenues, which decreased 2% in the three-month period ended January 31, 2020, as compared to the three-month period ended January 31, 2019.
Income from Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures, (i) develop land for the joint venture participants and for sale to third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
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
Income from unconsolidated entities increased by $6.0 million in the three-month period ended January 31, 2020, as compared to the three-month period ended January 31, 2019. This increase was primarily due to a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner. This increase was offset, in part, by an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities, and a decrease in earnings from one Home Building Joint Venture which delivered its last home in the third quarter of fiscal 2019.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2020	2019
Income from ancillary businesses	$522	$13,844
Management fee income from home building unconsolidated entities, net	1,346	1,608
Other	4,427	5,409
Total other income – net	$6,295	$20,861
The decrease in income from ancillary businesses in the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, was mainly due to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. In addition, in the three-month periods ended January 31, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $3.8 million and $2.7 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in “other” in the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, was primarily due to lower interest income.
Income Before Income Taxes
For the three-month period ended January 31, 2020, we reported income before income taxes of $65.9 million, as compared to $151.4 million in the three-month period ended January 31, 2019.
Income Tax Provision
We recognized an income tax provision of $9.1 million in the three-month period ended January 31, 2020. Based upon the federal statutory rate of 21.0% for the fiscal 2019 period, our federal tax provision would have been $13.8 million in the three-month period ended January 31, 2020. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019, which allowed us to recognize energy credits on homes that settled primarily in fiscal 2018 and 2019, and excess tax benefits related to stock-based compensation. These benefits were offset, in part, by the provision for state income taxes.
In the three-month period ended January 31, 2019, we recognized an income tax provision of $39.4 million. Based upon the federal statutory rate of 21.0% for the fiscal 2019 period, our federal tax provision would have been $31.8 million in the three-month period ended January 31, 2019. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes, offset, in part, by the reversal of a previously accrued tax provision on uncertain tax positions that was no longer necessary due to a settlement.
Contracts
The aggregate value of net contracts signed increased $325.9 million, or 28%, in the three-month period ended January 31, 2020, as compared to the three-month period ended January 31, 2019. In the three-month periods ended January 31, 2020 and 2019, the value of net contracts signed was $1.49 billion (1,806 homes) and $1.16 billion (1,379 homes), respectively.
The increase in the aggregate value of net contracts signed in the fiscal 2020 period was the result of a 31% increase in the number of net contracts signed, partially offset by a 2% decrease in the average value of each contract signed. The increase in the number of net contracts signed was the result of increased demand in many of our markets; contracts signed in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions; and an increase in the average number of selling communities. The decrease in average price of net contracts signed in the fiscal 2020 period was principally due to a shift in the number of contracts signed to less expensive areas and/or products. We are strategically adding more affordable luxury communities to capitalize on demographic trends and to expand footprint and customer base.
Backlog
The value of our backlog at January 31, 2020 increased 2% to $5.45 billion (6,461 homes), as compared to the value of our backlog at January 31, 2019 of $5.37 billion (5,954 homes). Our backlog at October 31, 2019 and 2018 was $5.26 billion (6,266 homes) and $5.52 billion (6,105 homes), respectively.

The increase in the value of our backlog at January 31, 2020, as compared to the backlog at January 31, 2019, was primarily attributable to an increase in the value of net contracts signed in the three months ended January 31, 2020, partially offset by a lower backlog of homes at October 31, 2019, as compared to October 31, 2018.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2020
At January 31, 2020 and October 31, 2019, we had $519.8 million and $1.29 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the three-month period ended January 31, 2020 was $366.4 million. Cash used in operating activities during the fiscal 2020 period was primarily related to increases in inventory, receivables, prepaid expenses, and other assets, and income taxes receivable, and a decrease in accounts payable and accrued expenses, offset, in part, by mortgages loans sold, net of mortgage loan originated and net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes) and an increase in customer deposits – net.
In the three-month period ended January 31, 2020, cash used in investing activities was $2.1 million, which was primarily related to $26.8 million used for the purchase of property and equipment and $4.9 million used to fund our investments in unconsolidated entities. This activity was offset, in part, by $29.0 million of cash received as returns from our investments in unconsolidated entities.
We used $392.5 million of cash in financing activities in the three-month period ended January 31, 2020, primarily for the repurchase of $476.0 million of our common stock and the payment of dividends on our common stock of $15.0 million, offset, in part, by borrowings of $94.2 million of loans payable, net of repayments, and proceeds of $4.2 million from our stock-based benefit plans.
Fiscal 2019
At January 31, 2019 and October 31, 2018, we had $801.7 million and $1,182.2 million of cash and cash equivalents, respectively. Cash used in operating activities during the three-month period ended January 31, 2019 was $185.2 million. Cash used in operating activities during the fiscal 2019 period was primarily related to the purchase of inventory; decreases in accounts payable, accrued expenses, and income taxes payable; and an increase in receivables, prepaid expenses, and other assets; offset, in part, by net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes), a decrease in customer deposits – net, and an increase in mortgage loans sold, net of mortgage loans originated.
In the three-month period ended January 31, 2019, cash provided by investing activities was $24.5 million, which was primarily related to $42.7 million of cash received as returns from our investments in unconsolidated entities and proceeds of $18.2 million of cash received from the sale of one of our golf club properties to an unrelated third party. This activity was offset, in part, by $19.6 million used for the purchase of property and equipment and $17.2 million used to fund our investments in unconsolidated entities.
We used $219.5 million of cash in financing activities in the three-month period ended January 31, 2019 primarily for the repayment of $350.0 million of senior notes; the repurchase of $25.1 million of our common stock; and the payment of dividends on our common stock of $16.4 million; offset, in part, by borrowings of $173.9 million of loans payable, net of repayments and debt issuance costs.
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At January 31, 2020, we owned or controlled through options approximately 62,000 home sites, of which we owned approximately 37,100. Of our owned home sites at January 31, 2020, significant improvements were completed on approximately 17,200 of them.

At January 31, 2020, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.73 billion (including $10.1 million of land to be acquired from joint ventures in which we have invested). Of the $2.73 billion of land purchase commitments, we paid or deposited $199.9 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.53 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash (used in) provided by investing activities.” At January 31, 2020, we had purchase commitments to acquire land for apartment developments of approximately $247.1 million, of which we had outstanding deposits in the amount of $11.1 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire on November 1, 2024. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.24 billion. Under the terms of the Revolving Credit Facility, at January 31, 2020, our leverage ratio was approximately 0.72 to 1.00, and our tangible net worth was approximately $4.61 billion. At January 31, 2020, we had $150.0 million outstanding borrowings under our Revolving Credit Facility and had outstanding letters of credit thereunder of approximately $163.1 million. Subsequent to January 31, 2020, we borrowed an additional $200.0 million under the Revolving Credit Facility.
At January 31, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks is scheduled to expire on November 1, 2024. The Term Loan Facility contains substantially the same financial covenants as our Revolving Credit Facility, as described above.
Under the provisions of the Revolving Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.14 billion and our ability to pay cash dividends was limited to approximately $2.36 billion as of January 31, 2020.
We believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. Due to the inherent difficulty in making long-term predictions about the economy and the credit market for home builders, we cannot be certain that we will be able to replace existing financing arrangements when they mature or find sources of additional financing in the future.

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
At January 31, 2020, we had investments in these entities of $364.4 million and were committed to invest or advance up to an additional $36.6 million to these entities if they require additional funding. At January 31, 2020, we had agreed to terms for the acquisition of 113 home sites from two joint ventures for an estimated aggregate purchase price of $10.1 million. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of January 31, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2020, certain unconsolidated entities have loan commitments aggregating $1.27 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $183.1 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2020, the unconsolidated entities had borrowed an aggregate of $825.3 million, of which we estimate $114.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 7 months to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2019 Form 10-K, our most critical accounting policies relate to inventory, income taxes–valuation allowances, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2019, there have been no material changes to those critical accounting policies.

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$254.1	$271.5	(6)%	393	384	2%	$646.5	$707.1	(9)%
Mid-Atlantic	162.5	134.9	20%	240	211	14%	$677.0	$639.3	6%
South	183.6	176.9	4%	274	228	20%	$670.2	$776.0	(14)%
Mountain	263.1	226.4	16%	401	366	10%	$656.1	$618.6	6%
Pacific	395.3	444.1	(11)%	267	277	(4)%	$1,480.7	$1,603.1	(8)%
Traditional Home Building	1,258.6	1,253.8	—%	1,575	1,466	7%	$799.1	$855.2	(7)%
City Living	39.8	68.6	(42)%	36	64	(44)%	$1,106.5	$1,071.8	3%
Other	(1.1)	(3.1)
Total home sales revenue	1,297.3	1,319.3	(2)%	1,611	1,530	5%	$805.3	$862.3	(7)%
Land sales revenue	34.1	$43.9
Total revenue	$1,331.4	$1,363.2

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$287.2	$275.2	4%	400	402	—%	$717.9	$684.7	5%
Mid-Atlantic	169.4	160.4	6%	242	253	(4)%	$700.1	$633.8	10%
South	244.4	152.4	60%	353	201	76%	$692.4	$758.2	(9)%
Mountain	357.5	241.1	48%	490	331	48%	$729.5	$728.4	—%
Pacific	383.4	294.6	30%	287	169	70%	$1,335.8	$1,743.5	(23)%
Traditional Home Building	1,441.9	1,123.7	28%	1,772	1,356	31%	$813.7	$828.7	(2)%
City Living	47.4	39.7	19%	34	23	48%	$1,394.9	$1,724.4	(19)%
Total	$1,489.3	$1,163.4	28%	1,806	1,379	31%	$824.6	$843.6	(2)%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$1,213.1	$1,154.0	5%	1,749	1,716	2%	$693.6	$672.5	3%
Mid-Atlantic	542.5	525.6	3%	786	779	1%	$690.2	$674.8	2%
South	818.4	756.9	8%	1,127	944	19%	$726.1	$801.8	(9)%
Mountain	1,246.4	838.8	49%	1,695	1,185	43%	$735.4	$707.9	4%
Pacific	1,472.6	1,942.7	(24)%	994	1,205	(18)%	$1,481.5	$1,612.2	(8)%
Traditional Home Building	5,293.0	5,218.0	1%	6,351	5,829	9%	$833.4	$895.2	(7)%
City Living	157.2	148.7	6%	110	125	(12)%	$1,428.9	$1,189.4	20%
Total	$5,450.2	$5,366.7	2%	6,461	5,954	9%	$843.5	$901.4	(6)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	Restated	Restated		Restated	Restated		Restated	Restated
Traditional Home Building:
North	$1,179.6	$1,150.1	3%	1,742	1,698	3%	$677.2	$677.3	—%
Mid-Atlantic	535.3	500.1	7%	784	737	6%	$682.7	$678.6	1%
South	757.3	780.3	(3)%	1,048	971	8%	$722.6	$803.6	(10)%
Mountain	1,150.9	823.8	40%	1,606	1,220	32%	$716.6	$675.3	6%
Pacific	1,484.4	2,090.6	(29)%	974	1,313	(26)%	$1,524.0	$1,592.2	(4)%
Traditional Home Building	5,107.5	5,344.9	(4)%	6,154	5,939	4%	$829.9	$900.0	(8)%
City Living	149.6	177.6	(16)%	112	166	(33)%	$1,335.6	$1,069.7	25%
Total	$5,257.1	$5,522.5	(5)%	6,266	6,105	3%	$839.0	$904.6	(7)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2020	2019	% Change
		Restated
Traditional Home Building:
North	$2.5	$15.1	(83)%
Mid-Atlantic	7.0	7.1	(1)%
South	9.1	15.7	(42)%
Mountain	17.6	25.6	(31)%
Pacific	63.3	91.6	(31)%
Traditional Home Building	99.5	155.1	(36)%
City Living	9.5	14.6	(35)%
Corporate and other	(43.1)	(18.3)	(136)%
Total	$65.9	$151.4	(56)%
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

Traditional Home Building
North

	Three months ended January 31,
	2020	2019	Change
		Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$254.1	$271.5	(6)%
Units delivered	393	384	2%
Average delivered price ($ in thousands)	$646.5	$707.1	(9)%

Net Contracts Signed:
Net contract value ($ in millions)	$287.2	$275.2	4%
Net contracted units	400	402	—%
Average contracted price ($ in thousands)	$717.9	$684.7	5%

Home sales cost of revenues as a percentage of home sale revenues	86.8%	83.7%

Income before income taxes ($ in millions)	$2.5	$15.1	(83)%

Number of selling communities at January 31,	82	89	(8)%
The increase in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to an increase in the number of quickly delivery homes. The decrease in the average price of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was due primarily to a shift in the number of homes delivered to less expensive areas and/or products, particularly in New Jersey where deliveries in multi-family and active-adult communities were 90% of total deliveries in the fiscal 2020 period, as compared to 63% in the fiscal 2019 period.
The decrease in the number of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to a decrease in the average number of selling communities, offset, in part, by increased demand. The increase in the average value of each contract signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products.
The decrease in income before income taxes in the three-month period ended January 31, 2020, as compared to the three-month period ended January 31, 2019, was principally attributable to higher home sales cost of revenues, as a percentage of home sale revenues, lower earnings from decreased revenues, and higher SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues was primarily due to a shift in product mix/areas to lower-margin areas and higher incentives associated with the prior year selling environment, offset, in part, by lower inventory impairment charges. Inventory impairment charges were $94,000 in the three-month period ended January 31, 2020, as compared to $1.7 million in the three-month period ended January 31, 2019.

Mid-Atlantic

	Three months ended January 31,
	2020	2019	Change
		Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$162.5	$134.9	20%
Units delivered	240	211	14%
Average delivered price ($ in thousands)	$677.0	$639.3	6%

Net Contracts Signed:
Net contract value ($ in millions)	$169.4	$160.4	6%
Net contracted units	242	253	(4)%
Average contracted price ($ in thousands)	$700.1	$633.8	10%

Home sales cost of revenues as a percentage of home sale revenues	84.5%	83.9%

Income before income taxes ($ in millions)	$7.0	$7.1	(1)%

Number of selling communities at January 31,	40	39	3%
The increase in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to the delivery of 55 homes in metropolitan Atlanta, Georgia from the Sharp acquisition, offset, in part, by a decrease in the number of non-Sharp homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018. The increase in the average price of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the number of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to a decrease in the average number of selling communities, offset, in part, by an increase in contracts resulting from the Sharp acquisition. The increase in the average value of each contract signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to higher SG&A costs and an increase in home sales costs of revenues, as a percentage of home sale revenues. This decrease was partially offset by higher earnings on increased revenues. The increase in home sales costs of revenues, as a percentage of home sale revenues in the fiscal 2020 period was primarily due to the impact of purchase accounting for the homes delivered from the Sharp acquisition and higher incentives associated with the prior year selling environment. This increase was offset, in part, by lower material and labor costs.

South

	Three months ended January 31,
	2020	2019	Change
		Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$183.6	$176.9	4%
Units delivered	274	228	20%
Average delivered price ($ in thousands)	$670.2	$776.0	(14)%

Net Contracts Signed:
Net contract value ($ in millions)	$244.4	$152.4	60%
Net contracted units	353	201	76%
Average contracted price ($ in thousands)	$692.4	$758.2	(9)%

Home sales cost of revenues as a percentage of home sale revenues	84.7%	84.1%

Income before income taxes ($ in millions)	$9.1	$15.7	(42)%

Number of selling communities at January 31,	71	56	27%
The increase in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to the delivery of 51 homes in several markets in South Carolina from the Sabal acquisition. The decrease in the average price of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to an increase in demand, an increase in the average number of selling communities, and an increase in the number of contracts we signed in several markets in South Carolina due to the Sabal acquisition. The decrease in the average value of each contract signed was mainly due to contracts signed in South Carolina resulting from the Sabal acquisition, where average prices are significantly lower than the regional average.
The decrease in income before income taxes in the three-month period ended January 31, 2020, as compared to the three-month period ended January 31, 2019, was mainly due to higher SG&A costs and higher home sales cost of revenues, as a percentage of home sales revenues, partially offset by higher earnings from increased revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas, the impact of purchase accounting for the homes delivered from the Sabal acquisition, and higher incentives associated with the prior year selling environment, partially offset by lower inventory impairment charges. Inventory impairment charges were $0.7 million and $2.9 million in the three months ended January 31, 2020 and 2019, respectively.
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

Mountain

	Three months ended January 31,
	2020	2019	Change
		Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$263.1	$226.4	16%
Units delivered	401	366	10%
Average delivered price ($ in thousands)	$656.1	$618.6	6%

Net Contracts Signed:
Net contract value ($ in millions)	$357.5	$241.1	48%
Net contracted units	490	331	48%
Average contracted price ($ in thousands)	$729.5	$728.4	—%

Home sales cost of revenues as a percentage of home sale revenues	81.6%	78.8%

Income before income taxes ($ in millions)	$17.6	$25.6	(31)%

Number of selling communities at January 31,	83	76	9%
The increase in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to an increase in the number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, partially offset by lower backlog conversion. The increase in the average price of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to an increase in demand and an increase in the average number of selling communities.
The decrease in income before income taxes in the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, was due mainly to higher SG&A costs and higher home sales cost of revenues, as a percentage of home sales revenues, offset, in part, by higher earnings from increased revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas and higher incentives associated with the prior year selling environment.
Pacific

	Three months ended January 31,
	2020	2019	Change
		Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$395.3	$444.1	(11)%
Units delivered	267	277	(4)%
Average delivered price ($ in thousands)	$1,480.7	$1,603.1	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$383.4	$294.6	30%
Net contracted units	287	169	70%
Average contracted price ($ in thousands)	$1,335.8	$1,743.5	(23)%

Home sales cost of revenues as a percentage of home sale revenues	77.0%	73.2%

Income before income taxes ($ in millions)	$63.3	$91.6	(31)%

Number of selling communities at January 31,	48	52	(8)%
The decrease in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at

October 31, 2018, offset, in part, by an increase in homes delivered in California, which was mainly attributable to closings at a large high-density condominium community in Northern California. The decrease in the average price of homes delivered in fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to a shift in the number of homes delivered to less expensive areas.
The increases in the number of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to an increase in demand, partially offset by a decrease in the average number of selling communities. The decrease in the average value of each contract signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to higher home sales cost of revenues, as a percentage of home sales revenues and lower earnings from decreased revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to cost overruns at a large high-density condominium community in Northern California, higher incentives associated with the prior year selling environment, and a shift in product mix/areas to lower-margin areas.
City Living

	Three months ended January 31,
	2020	2019	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$39.8	$68.6	(42)%
Units delivered	36	64	(44)%
Average delivered price ($ in thousands)	$1,106.5	$1,071.8	3%

Net Contracts Signed:
Net contract value ($ in millions)	$47.4	$39.7	19%
Net contracted units	34	23	48%
Average contracted price ($ in thousands)	$1,394.9	$1,724.4	(19)%

Home sales cost of revenues as a percentage of home sale revenues	69.0%	76.1%

Income before income taxes ($ in millions)	$9.5	$14.6	(35)%

Number of selling communities at January 31,	4	5	(20)%
The decrease in the number of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly attributable to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, and lower backlog conversion. The increase in the average price of homes delivered in fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to an increase in demand. The decrease in the average sales price of net contracts signed in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due a shift to less expensive units. In the three months ended January 31, 2020, 32% of the net contracts signed were in buildings located in New York, New York, where average prices are higher, as compared to 61% in the three months ended January 31, 2019.
The decrease in income before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was mainly due to lower earnings from decreased revenues and a decrease in earnings from our investments in unconsolidated entities. This decrease was partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The lower home sales cost of revenues, as a percentage of home sale revenues, was due primarily to a shift in the number of homes delivered to buildings with higher margins, and an impairment charge of $2.8 million in the fiscal 2019 period. As a result of decreased demand, in the first quarter of fiscal 2019, we wrote down the carrying value of units in one building located in New York, New York, to their estimated fair value, resulting in an impairment charge of $2.8 million.

In the three months ended January 31, 2020, earnings from our investments in unconsolidated entities decreased $3.1 million, as compared to the three months ended January 31, 2019. This decrease was primarily due to a decrease in earnings from one joint venture which delivered its last home in the third quarter of fiscal 2019; a shift in the number of homes delivered to buildings with lower margins; and a shift in the number of homes delivered in joint ventures where our ownership percentage was lower in fiscal 2020, as compared to fiscal 2019. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Three months ended January 31,
	2020 Units	2019 Units	2020 $	2019 $
Deliveries	23	4	$67.1	$17.2
Net contracts signed	8	2	$23.8	$9.6

	At January 31,				At October 31,
	2020 Units	2019 Units	2020 $	2019 $	2019 Units	2018 Units	2019 $	2018 $
Backlog	11	132	$33.0	$271.4	26	134	$76.3	$279.0
Corporate and Other
In the three months ended January 31, 2020 and 2019, loss before income taxes was $43.1 million and $18.3 million, respectively. The increase in the loss before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally attributable to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period; an $8.4 million gain recognized from the sale of land to a newly formed Rental Property Joint Venture in the fiscal 2019 period; higher SG&A costs; lower interest income; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities. These increases were partially offset by a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner.
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

The table below sets forth, at January 31, 2020, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2020	$80,085	4.33%	$—	—%
2021	60,160	4.01%	97,803	3.56%
2022	438,773	5.85%	150	1.02%
2023	427,569	4.39%	150	1.02%
2024	293,081	5.44%	1,610	1.02%
Thereafter	1,686,995	4.52%	961,300	2.70%
Bond discounts, premiums and deferred issuance costs, net	(9,524)		(2,964)
Total	$2,977,139	4.77%	$1,058,049	2.77%
Fair value at January 31, 2020	$3,167,731		$1,061,013

(a)
Based upon the amount of variable-rate debt outstanding at January 31, 2020, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $10.6 million per year.

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
We continue to implement a new ERP system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Part I, Item 1A., “Risk Factors” in our 2019 Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2019 Form 10-K. Except as presented below, there have been no material changes in our risk factors since those reported in 2019 Form 10-K.
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
In 2019, certain of our loan applicants experienced identity theft that we determined had occurred through the unauthorized access of one of our third-party service provider’s information systems, and, more recently, we were the direct target of an external cyber-attack that temporarily disrupted access to certain of our systems and may have resulted in the compromise of some proprietary internal data. To date, neither of these incidents has individually or in the aggregate resulted in any material liability to us, any material damage to our reputation or any material disruption to our operations. However, we expect that we will continue to be the target of additional and increasingly sophisticated cyber-attacks and data security breaches, and the safeguards we have designed to help prevent these incidents from occurring may not be successful. If we experience additional cyber-attacks or data security breaches in the future, we could suffer material liabilities, our reputation could be materially damaged and our operations could be materially disrupted.
A variety of uncontrollable events may reduce demand for our homes, impair our ability to deliver homes on schedule or increase the cost of delivering homes.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control, including: catastrophic events or natural disasters (such as hurricanes, floods, wildfires, earthquakes, droughts, excessive heat or rain, epidemics and terrorist attacks); international, political or military developments; and significant volatility in debt and equity markets. Certain of these events can also have a serious impact on our ability to develop our residential communities or could cause delays in, prevent the completion of, or increase the cost of, developing one or more of our residential communities, which in turn could harm our sales and results of operations.
In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China. Through February 2020, the spread of this virus has caused business disruption primarily in the travel, leisure and hospitality industries and with respect to companies that have significant operations or supply chains in China. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. While we have not seen a significant impact on demand for our homes resulting from COVID-19 to date, if the virus causes significant negative impacts to economic conditions or consumer confidence, our results of operations and financial condition could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2019 to November 30, 2019	1	$39.46	1	13,952
December 1, 2019 to December 31, 2019	5,726	$39.64	5,726	14,273
January 1, 2020 to January 31, 2020	5,959	$41.78	5,959	8,314
Total	11,686		11,686

(a)
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2020, we withheld 104,324 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $4.2 million of income tax withholdings and we issued the remaining 182,902 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.

Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2020, the net exercise method was not employed to exercise options.

(b)
On December 11, 2019, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This new authorization terminated, effective December 11 2019, the existing authorization that had been in effect since December 12, 2018. Our Board of Directors did not fix any expiration date for the current share repurchase program.

Subsequent to January 31, 2020, we repurchased approximately 3.8 million shares of our common stock at an average price of $37.52 per share.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2020.
Dividends
During the three months ended January 31, 2020, we paid a cash dividend of $0.11 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At January 31, 2020, under our bank credit agreements, we could have paid up to approximately $2.36 billion of cash dividends.

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, filed on March 9, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 9, 2020	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 9, 2020	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)