Form 10-Q
period 2020-04-30
Toll Brothers, Inc.
filed 2020-06-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020
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
At June 3, 2020, there were approximately 125,629,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information and statements regarding: the impact of the novel coronavirus (“COVID-19”) on the U.S. economy, the markets in which we operate or may operate, and on our business; our strategic objectives and priorities; our land acquisition, land development and capital allocation plans and priorities; market conditions; demand for our homes; anticipated operating results and guidance; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general, and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire or dispose of land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the ongoing COVID-19 pandemic, which are highly uncertain, unpredictable and outside of our control, including the severity of COVID-19 and the duration of the outbreak, the duration of existing social distancing and shelter-in-place orders, whether there is a secondary outbreak of the virus, further mitigation strategies taken by applicable government authorities, the availability of a vaccine, adequate testing and therapeutic treatments and the prevalence of widespread immunity to COVID-19;
•the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such parcels;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations;
•levels of competition;
•raw material and labor prices and availability;
•the effect of U.S. trade policies, including the imposition of tariffs and duties on home building products and retaliatory measures taken by other countries;
•the effects of weather and the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters, and the risk of delays, reduced consumer demand, and shortages and price increases in labor or materials associated with such natural disasters;
•the risk of loss from acts of war, terrorism or outbreaks of contagious diseases, such as COVID-19;
•transportation costs;
•federal and state tax policies;
•the effect of land use, environment and other governmental laws and regulations;
•legal proceedings or disputes and the adequacy of reserves;
•risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, indebtedness, financial condition, losses and future prospects;
•changes in accounting principles;
•risks related to unauthorized access to our computer systems, theft of our homebuyers’ confidential information or other forms of cyber-attack; and
•other factors described in “Risk Factors” included in our Annual Report on Form 10-K for the year ended October 31, 2019 and in other filings we make with the SEC.
Many of the factors mentioned above, elsewhere in this report or in other reports or public statements made by us will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2020	October 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$741,222	$1,286,014
Inventory	8,195,633	7,873,048
Property, construction, and office equipment, net	278,518	273,412
Receivables, prepaid expenses, and other assets (1)	983,094	715,441
Mortgage loans held for sale, at fair value	141,007	218,777
Customer deposits held in escrow	74,690	74,403
Investments in unconsolidated entities	364,041	366,252
Income taxes receivable	32,606	20,791
	$10,810,811	$10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,556,572	$1,111,449
Senior notes	2,660,815	2,659,898
Mortgage company loan facility	106,018	150,000
Customer deposits	419,653	385,596
Accounts payable	350,019	348,599
Accrued expenses	998,543	950,932
Income taxes payable	105,469	102,971
Total liabilities	6,197,089	5,709,445
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at April 30, 2020 and October 31, 2019	1,529	1,529
Additional paid-in capital	725,246	726,879
Retained earnings	4,878,017	4,774,422
Treasury stock, at cost — 27,329 and and 11,999 shares at April 30, 2020 and October 31, 2019, respectively	(1,034,999)	(425,183)
Accumulated other comprehensive loss	(5,275)	(5,831)
Total stockholders’ equity	4,564,518	5,071,816
Noncontrolling interest	49,204	46,877
Total equity	4,613,722	5,118,693
	$10,810,811	$10,828,138

(1) As of April 30, 2020 and October 31, 2019, receivables, prepaid expenses, and other assets include $142.6 million and $145.8 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Revenues:
Home sales	$2,813,571	$3,031,365	$1,516,234	$1,712,057
Land sales	66,932	47,910	32,838	4,037
	2,880,503	3,079,275	1,549,072	1,716,094

Cost of revenues:
Home sales	2,310,589	2,416,592	1,250,689	1,374,347
Land sales	58,700	37,174	26,418	2,921
	2,369,289	2,453,766	1,277,107	1,377,268
Selling, general and administrative	371,170	340,609	179,417	178,371
Income from operations	140,044	284,900	92,548	160,455
Other:
Income (loss) from unconsolidated entities	7,870	10,559	(4,271)	4,419
Other income – net	20,131	32,146	13,836	11,285
Income before income taxes	168,045	327,605	102,113	176,159
Income tax provision	35,499	86,231	26,443	46,835
Net income	$132,546	$241,374	$75,670	$129,324

Other comprehensive income, net of tax	556	112	278	56
Total comprehensive income	$133,102	$241,486	$75,948	$129,380

Per share:
Basic earnings	$1.00	$1.65	$0.59	$0.88
Diluted earnings	$0.99	$1.63	$0.59	$0.87

Weighted-average number of shares:
Basic	133,175	146,687	128,205	146,622
Diluted	134,349	148,081	128,809	148,129

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the six months ended April 30, 2020 and 2019:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2019	1,529	726,879	4,774,422	(425,183)	(5,831)	46,877	5,118,693
Net income			132,546				132,546
Purchase of treasury stock				(633,553)			(633,553)
Exercise of stock options and stock based compensation issuances		(17,828)		22,401			4,573
Employee stock purchase plan issuances		(607)		1,336			729
Stock-based compensation		16,802					16,802
Dividends declared			(28,951)				(28,951)
Other comprehensive income					556		556
Loss attributable to non-controlling interest						(8)	(8)
Capital contributions, net						2,335	2,335
Balance, April 30, 2020	1,529	725,246	4,878,017	(1,034,999)	(5,275)	49,204	4,613,722

Balance, October 31, 2018	1,779	727,053	5,161,551	(1,130,878)	694	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax			(17,987)				(17,987)
Net income			241,374				241,374
Purchase of treasury stock				(25,244)			(25,244)
Exercise of stock options and stock based compensation issuances		(19,667)		20,245			578
Employee stock purchase plan issuances		9		711			720
Stock-based compensation		13,916					13,916
Dividends declared			(32,514)				(32,514)
Other comprehensive income					112		112
Loss attributable to non-controlling interest						(4)	(4)
Capital contributions						36,377	36,377
Balance, April 30, 2019	1,779	721,311	5,352,424	(1,135,166)	806	45,086	4,986,240

For the three months ended April 30, 2020 and 2019:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, January 31, 2020	1,529	723,109	4,816,286	(879,820)	(5,553)	49,529	4,705,080
Net income			75,670				75,670
Purchase of treasury stock				(157,529)			(157,529)
Exercise of stock options and stock based compensation issuances		(716)		1,359			643
Employee stock purchase plan issuances		(566)		991			425
Stock-based compensation		3,419					3,419
Dividends declared			(13,939)				(13,939)
Other comprehensive income					278		278
Loss attributable to non-controlling interest						(7)	(7)
Capital distributions, net						(318)	(318)
Balance, April 30, 2020	1,529	725,246	4,878,017	(1,034,999)	(5,275)	49,204	4,613,722

Balance, January 31, 2019	1,779	717,405	5,239,251	(1,139,623)	750	41,627	4,861,189
Net income			129,324				129,324
Purchase of treasury stock				(101)			(101)
Exercise of stock options and stock based compensation issuances		(1,473)		4,201			2,728
Employee stock purchase plan issuances		48		357			405
Stock-based compensation		5,331					5,331
Dividends declared			(16,151)				(16,151)
Other comprehensive income					56		56
Loss attributable to non-controlling interest						(4)	(4)
Capital contributions						3,463	3,463
Balance, April 30, 2019	1,779	721,311	5,352,424	(1,135,166)	806	45,086	4,986,240

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2020	2019
Cash flow used in operating activities:
Net income	$132,546	$241,374
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,285	33,314
Stock-based compensation	16,802	13,916
Income from unconsolidated entities	(7,870)	(10,559)
Distributions of earnings from unconsolidated entities	16,427	13,835
Income from foreclosed real estate and distressed loans	(477)	(351)
Deferred tax provision	2,309	2,557
Inventory impairments and write-offs	15,245	26,956
Gain on the sale of golf club properties and an office building	(12,970)	(13,331)
Other	604	254
Changes in operating assets and liabilities
Increase in inventory	(247,104)	(215,141)
Origination of mortgage loans	(745,847)	(673,032)
Sale of mortgage loans	823,354	720,231
Increase in receivables, prepaid expenses, and other assets	(173,249)	(94,837)
Increase in income taxes receivable	(11,815)
Increase in customer deposits – net	33,271	28,726
Decrease in accounts payable and accrued expenses	(62,647)	(142,959)
Decrease in income taxes payable		(16,631)
Net cash used in operating activities	(191,136)	(85,678)
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(50,757)	(44,941)
Investments in unconsolidated entities	(10,263)	(31,560)
Return of investments in unconsolidated entities	34,884	70,465
Investment in foreclosed real estate and distressed loans	(272)	(522)
Return of investments in foreclosed real estate and distressed loans	1,431	1,214
Proceeds from the sale of golf club properties and an office building	15,617	33,539
Acquisition of a business	(60,349)
Net cash (used in) provided by investing activities	(69,709)	28,195
Cash flow used in financing activities:
Proceeds from loans payable	2,732,493	1,339,641
Debt issuance costs		(1,948)
Principal payments of loans payable	(2,354,113)	(1,131,795)
Redemption of senior notes		(350,000)
Proceeds from stock-based benefit plans, net	5,305	1,302
Purchase of treasury stock	(633,553)	(25,244)
Dividends paid	(28,783)	(32,434)
(Payments) receipts related to noncontrolling interest, net	(936)	13
Net cash used in financing activities	(279,587)	(200,465)
Net decrease in cash, cash equivalents, and restricted cash	(540,432)	(257,948)
Cash, cash equivalents, and restricted cash, beginning of period	1,319,643	1,182,939
Cash, cash equivalents, and restricted cash, end of period	$779,211	$924,991

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2019 balance sheet amounts and disclosures included herein have been derived from our October 31, 2019 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (“2019 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2020; the results of our operations and changes in equity for the six-month and three-month periods ended April 30, 2020 and 2019; and our cash flows for the six-month periods ended April 30, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. The Company is currently subject to risks and uncertainties resulting from the novel coronavirus (COVID-19) pandemic, which has adversely impacted our results of operations in the second quarter of fiscal 2020, and is likely to continue to impact our results of operations as well as our business operations. As a result, actual results could differ from the estimates and assumptions we make that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes, and such differences may be material.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2020, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $419.7 million and $385.6 million at April 30, 2020 and October 31, 2019, respectively. Of the outstanding customer deposits held as of October 31, 2019, we recognized $176.7 million and $91.0 million in home sales revenues during the six months and three months ended April 30, 2020, respectively.
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
2. Acquisitions
In our second quarter of fiscal 2020, we acquired substantially all of the assets and operations of Thrive Residential (“Thrive”), an urban in-fill builder with operations in Atlanta, Georgia and Nashville, Tennessee, for approximately $60.3 million in cash. The assets acquired, based on our preliminary purchase price allocation, were primarily inventory for future communities, including approximately 680 home sites owned or controlled through land purchase agreements.
During fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), respectively, for an aggregate of approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our purchase price allocations, which we finalized in the second quarter of fiscal 2020, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. There were no significant adjustments between the preliminary and final purchase price allocations. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes at the dates of acquisitions was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.
The acquisitions discussed above were accounted for as a business combination and were not material to our results of operations or financial condition.
3. Inventory
Inventory at April 30, 2020 and October 31, 2019 consisted of the following (amounts in thousands):

	April 30, 2020	October 31, 2019
Land controlled for future communities	$219,432	$182,929
Land owned for future communities	1,043,335	868,202
Operating communities	6,932,866	6,821,917
	$8,195,633	$7,873,048

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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	April 30, 2020	October 31, 2019
Land owned for future communities:
Number of communities	15	16
Carrying value (in thousands)	$113,168	$120,857
Operating communities:
Number of communities	1	1
Carrying value (in thousands)	$5,824	$2,871
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Land controlled for future communities (1)	$12,840	$3,676	$11,809	$1,899
Land owned for future communities	2,105		2,105
Operating communities	300	23,280	300	17,495
	$15,245	$26,956	$14,214	$19,394
(1) The six-month and three-month periods ended April 30, 2020, include a $10.7 million impairment charge related to a land purchase agreement located in our Mid-Atlantic segment, which we terminated.
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
At April 30, 2020, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2020, we determined that 131 land purchase contracts, with an aggregate purchase price of $2.15 billion, on which we had made aggregate deposits totaling $171.2 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2019, we determined that 127 land purchase contracts, with an aggregate purchase price of $2.00 billion, on which we had made aggregate deposits totaling $149.2 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Interest capitalized, beginning of period	$311,323	$319,364	$320,751	$330,167
Interest incurred	89,754	87,862	46,104	43,440
Interest expensed to home sales cost of revenues	(70,811)	(79,227)	(38,037)	(44,786)
Interest expensed to land sales cost of revenues	(1,304)	(635)	(737)	(283)
Interest expensed in other income	(2,440)		(2,440)
Interest capitalized on investments in unconsolidated entities	(1,778)	(3,084)	(897)	(1,270)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	120	4,303	120	1,315
Interest capitalized, end of period	$324,864	$328,583	$324,864	$328,583

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
The table below provides information as of April 30, 2020, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	8	4	22	7	41
Investment in unconsolidated entities	$103,301	$42,961	$197,377	$20,402	$364,041
Number of unconsolidated entities with funding commitments by the Company	2	—	3	1	6
Company’s remaining funding commitment to unconsolidated entities	$27,530	$—	$11,514	$6,232	$45,276
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2020, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	3	1	20	24
Aggregate loan commitments	$110,842	$62,384	$1,516,624	$1,689,850
Amounts borrowed under loan commitments	$95,900	$62,384	$1,082,342	$1,240,626
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the six months ended April 30, 2020, our Land Development Joint Ventures sold approximately 333 lots and recognized revenues of $43.9 million. We acquired 86 of these lots for $7.8 million. During the six months ended April 30, 2019, our Land Development Joint Ventures sold approximately 498 lots and recognized revenues of $138.8 million. We acquired 195 of these lots for $96.5 million. Our share of the joint venture income from the lots we acquired was insignificant.
During the three months ended April 30, 2020, our Land Development Joint Ventures sold approximately 169 lots and recognized revenues of $19.3 million. We acquired 44 of these lots for $4.3 million. During the three months ended April 30,

2019, our Land Development Joint Ventures sold approximately 297 lots and recognized revenues of $49.0 million. We acquired 88 of these lots for $25.3 million. Our share of the joint venture income from the lots we acquired was insignificant.
Home Building Joint Ventures
During the six months ended April 30, 2020 and 2019, our Home Building Joint Ventures delivered 32 homes with a sales value of $91.4 million and 72 homes with a sales value of $121.8 million, respectively. During the three months ended April 30, 2020 and 2019, our Home Building Joint Ventures delivered 9 homes with a sales value of $24.3 million and 55 homes with a sales value of $94.6 million, respectively. We recognized an other than temporary impairment charge in connection with one Home Building Joint Venture of $3.0 million during the six months and three months ending April 30, 2020, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No charges were recognized in the six-month or three-month periods ending April 30, 2019.
In our first quarter of fiscal 2020, one of our Home Building Joint Ventures refinanced its existing $236.5 million construction loan with a $76.6 million post-construction loan that extended the maturity date of the loan to November 2021 and revised certain guarantees provided for under the original construction loan. At April 30, 2020, this joint venture had $62.4 million of borrowings outstanding under the post-construction loan.
Rental Property Joint Ventures
As of April 30, 2020, our Rental Property Joint Ventures, including those that we consolidate, owned 25 for-rent apartment projects and a hotel, which are located in multiple metropolitan areas throughout the country. At April 30, 2020, these joint ventures had approximately 2,000 units that were occupied or ready for occupancy, 1,850 units in the lease-up stage, and 4,200 units in the design phase or under development. In addition, we either own, have under contract, or under a letter of intent approximately 13,050 units, including 200 units under active development; we intend to develop these units in joint ventures with unrelated parties in the future.
In the first quarter of fiscal 2020, we sold all of our ownership interest in one of our Rental Property Joint Ventures to our partner for cash of $16.8 million, net of closing costs. The joint venture had owned, developed, and operated multifamily residential apartments in northern New Jersey. In connection with the sale, the joint venture’s existing $76.0 million loan was assumed by our partner. We recognized a gain of $10.7 million in the six months ended April 30, 2020, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the second quarter of fiscal 2020, a joint venture that we had previously consolidated due to our controlling financial interest entered into a separate unconsolidated joint venture to admit an unrelated capital member that acquired a 75% interest for an aggregate amount of $19.1 million. This unconsolidated joint venture purchased the assets of the consolidated joint venture and we recognized a gain on land sale of $0.9 million in the six and three months ended April 30, 2020. This unconsolidated joint venture is developing a luxury for-rent residential apartment project located in suburban Boston, Massachusetts. At April 30, 2020, we had an aggregate investment of $7.0 million in the unconsolidated joint venture. Concurrent with its formation, the unconsolidated joint venture entered into a construction loan agreement for an aggregate amount of $75.4 million to finance the development of this project. At April 30, 2020, the unconsolidated joint venture had no outstanding borrowings under this construction loan facility.
In the first quarter of fiscal 2020, we entered into two separate joint ventures with unrelated parties to develop (i) a luxury for-rent residential apartment project located in Dallas, Texas and (ii) a student housing community in State College, Pennsylvania. Prior to the formation of these joint ventures, we acquired the properties and incurred an aggregate of approximately $51.0 million of land and land development costs. Our partners acquired interests in these entities ranging from 50% to 70% for an aggregate amount of $26.2 million. At April 30, 2020, we had an aggregate investment of $24.9 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $121.5 million to finance the development of these projects. At April 30, 2020, the joint ventures had $11.4 million outstanding borrowings under these construction loan facilities.
In the first quarter of fiscal 2019, we entered into two separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York and Frisco, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $41.9 million of land and land development costs. Our partners each acquired a 75% interest in these entities for an aggregate amount of $39.8 million and we recognized a gain on land sale of $8.4 million in the six months ended April 30, 2019. At April 30, 2020, we had an aggregate investment of $15.7 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements for an aggregate amount of $134.4 million. At April 30, 2020, the joint ventures had $62.6 million outstanding borrowings under these construction loan facilities.

In fiscal 2019 and 2018, we entered into five separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects and student housing communities located in Boston, Massachusetts, San Diego, California, Tempe, Arizona and Miami, Florida. We contributed an aggregate of $95.5 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact each joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at April 30, 2020 and October 31, 2019. The carrying value of these joint ventures’ assets totaling $142.6 million and $145.8 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of April 30, 2020 and October 31, 2019, respectively. Our partners’ interests aggregating $42.3 million and $41.0 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of April 30, 2020 and October 31, 2019, respectively. These joint ventures intend to obtain additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In fiscal 2019, we entered into a joint venture with unrelated parties to develop, build, and operate single-family rental communities. As of April 30, 2020, we have invested $2.4 million in this joint venture and have committed to invest up to $60.0 million.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of April 30, 2020, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.5 million in each of the six-month periods ended April 30, 2020 and 2019.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into six ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of April 30, 2020, we had an aggregate investment of $20.4 million in these ventures.
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
We believe that, as of April 30, 2020, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At April 30, 2020, certain unconsolidated entities have loan commitments aggregating $1.35 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $190.6 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2020, the unconsolidated entities had borrowed an aggregate of $897.7 million, of which we estimate $137.2 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 4 months to 4.0 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.

As of April 30, 2020, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.1 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At April 30, 2020 and October 31, 2019, we determined that 16 and 18 of our joint ventures, respectively, were VIEs under the guidance of ASC 810, “Consolidation.” For 11 and 13 of these VIEs as of April 30, 2020 and October 31, 2019, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As of April 30, 2020, we have consolidated five Rental Property Joint Ventures. The carrying value of these joint ventures’ assets totaling $142.6 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of April 30, 2020. Our partners’ interests aggregating $42.3 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of April 30, 2020. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At April 30, 2020 and October 31, 2019, our investments in the unconsolidated entities deemed to be VIEs totaled $43.4 million and $37.0 million, respectively. At April 30, 2020 and October 31, 2019, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $42.0 million and $76.0 million, respectively, of loan guarantees and $14.9 million and $8.3 million, respectively, of additional commitments to the VIEs. Of our potential exposure for these loan guarantees at April 30, 2020 and October 31, 2019, $11.1 million and $76.0 million, respectively, is related to loan repayment and carry cost guarantees, of which $1.5 million and $76.0 million was borrowed at April 30, 2020 and October 31, 2019, respectively.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	April 30, 2020	October 31, 2019
Cash and cash equivalents	$112,569	$85,819
Inventory	487,705	579,226
Loans receivable, net	33,287	56,545
Rental properties	1,000,062	1,021,848
Rental properties under development	708,022	535,197
Real estate owned	12,298	12,267
Other assets	170,698	212,761
Total assets	$2,524,641	$2,503,663
Debt, net of deferred financing costs	$1,229,197	$1,226,857
Other liabilities	186,831	175,827
Members’ equity	1,108,232	1,100,563
Noncontrolling interest	381	416
Total liabilities and equity	$2,524,641	$2,503,663
Company’s net investment in unconsolidated entities (1)	$364,041	$366,252
(1) Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities are primarily a result of other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.
Condensed Statements of Operations:

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Revenues	$212,282	$331,617	$79,112	$178,388
Cost of revenues	145,349	288,951	50,041	157,196
Other expenses	73,182	41,354	32,066	22,879
Total expenses	218,531	330,305	82,107	180,075
Gain on disposition of loans and real estate owned	—	3,694	—	—
(Loss) income from operations	(6,249)	5,006	(2,995)	(1,687)
Other income (loss)	529	1,737	(84)	1,090
(Loss) income before income taxes	(5,720)	6,743	(3,079)	(597)
Income tax (benefit) provision	(147)	225	(287)	(40)
Net (loss) income including earnings from noncontrolling interests	(5,573)	6,518	(2,792)	(557)
Less: income (loss) attributable to noncontrolling interest	—	(2,078)	—	31
Net (loss) income attributable to controlling interest	$(5,573)	$4,440	$(2,792)	$(526)
Company’s equity in earnings of unconsolidated entities (1)	$7,870	$10,559	$(4,271)	$4,419
(1) Differences between our equity in earnings of unconsolidated entities and the underlying net income of the entities are primarily a result of distributions from entities in excess of the carrying amount of our net investment; other than temporary impairments related to our investments in unconsolidated entities; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2020 and October 31, 2019, consisted of the following (amounts in thousands):

	April 30, 2020	October 31, 2019
Expected recoveries from insurance carriers and others	$86,914	$114,162
Improvement cost receivable	106,280	100,864
Escrow cash held by our captive title company	36,465	32,863
Properties held for rental apartment and commercial development	532,436	367,072
Prepaid expenses	24,809	26,041
Right-of-use asset (1)	109,458	—
Other	86,732	74,439
	$983,094	$715,441
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
As of April 30, 2020 and October 31, 2019, properties held for rental apartment and commercial development include $142.6 million and $145.8 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2020 and October 31, 2019, loans payable consisted of the following (amounts in thousands):

	April 30, 2020	October 31, 2019
Senior unsecured term loan	$800,000	$800,000
Revolving credit facility borrowings	450,000	—
Loans payable – other	309,390	314,577
Deferred issuance costs	(2,818)	(3,128)
	$1,556,572	$1,111,449
Senior Unsecured Term Loan
At April 30, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2024. At April 30, 2020, the interest rate on borrowings was 1.46% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
Revolving Credit Facility
We have a $1.905 billion, five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility is scheduled to mature on November 1, 2024. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at April 30, 2020, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.11 billion. Under the terms of the Revolving Credit Facility, at April 30, 2020, our leverage ratio was approximately 0.75 to 1.00, and our tangible net worth was approximately $4.51 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.03 billion as of April 30, 2020. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.41 billion as of April 30, 2020.
At April 30, 2020, we had $450.0 million outstanding borrowings under the Revolving Credit Facility and had approximately $164.8 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At April 30, 2020, the interest rate on borrowings under the Revolving Credit Facility was 1.71% per annum. Subsequent to April 30, 2020, we repaid $100.0 million of the outstanding balance under the Revolving Credit Facility.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2020, the weighted-average interest rate on “Loans payable – other” was 4.38% per annum.
Senior Notes
At April 30, 2020, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.67 billion.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. In December 2019, the Warehousing Agreement was amended to extend the expiration date on substantially the same terms as the existing agreement. The Warehousing Agreement, as amended, expires on December 4, 2020, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At April 30, 2020, the interest rate on the Warehousing Agreement, as amended, was 2.27% per annum.
7. Accrued Expenses
Accrued expenses at April 30, 2020 and October 31, 2019 consisted of the following (amounts in thousands):

	April 30, 2020	October 31, 2019
Land, land development, and construction	$180,212	$192,658
Compensation and employee benefits	168,959	183,592
Escrow liability	34,113	31,587
Self-insurance	194,969	193,405
Warranty	157,154	201,886
Lease liabilities (1)	127,754	—
Deferred income	34,904	51,678
Interest	41,351	31,307
Commitments to unconsolidated entities	8,141	9,283
Other	50,986	55,536
	$998,543	$950,932
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

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Balance, beginning of period	$201,886	$258,831	$188,916	$237,326
Additions – homes closed during the period	14,278	14,954	7,254	8,329
Addition – liabilities assumed in a business acquisition	60		60
Increase in accruals for homes closed in prior years	3,579	272	2,361	963
Decrease to water intrusion accrual	(24,400)		(24,400)
Charges incurred	(38,249)	(50,402)	(17,037)	(22,963)
Balance, end of period	$157,154	$223,655	$157,154	$223,655
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). During the second quarter of fiscal 2020, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
Since October 31, 2016, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims has been $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over the past several years and lower than anticipated repair costs, in the second fiscal quarter of 2020, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $85.1 million at April 30, 2020 and $124.6 million at October 31, 2019. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $70.5 million at April 30, 2020 and $97.9 million at October 31, 2019.
As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitrations, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between home builders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. While our primary insurance carrier has funded substantially all of the water intrusion claims that we have submitted to it to date, other insurance carriers have recently disputed coverage for the same claims under policies that are substantially the same. As a result, we entered arbitration proceedings during the third quarter of fiscal 2019 with these carriers. Based on the legal merits that support our pending insurance claims, review by legal counsel, our history of collecting significant amounts funded by our primary carrier under policies that are substantially the same, and the high credit ratings of our insurance carriers, we believe collection of our remaining recorded insurance receivables is probable. However, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.

8. Income Taxes
We recorded income tax provisions of $35.5 million and $86.2 million for the six months ended April 30, 2020 and 2019, respectively. The effective tax rate was 21.1% for the six months ended April 30, 2020, compared to 26.3% for the six months ended April 30, 2019. For the three months ended April 30, 2020 and 2019, we recorded income tax provisions of $26.4 million and $46.8 million, respectively. The effective tax rate was 25.9% for the three months ended April 30, 2020, compared to 26.6% for the three months ended April 30, 2019. The lower effective tax rate for the six months ended April 30, 2020 was primarily due to a benefit recognized of $6.9 million from the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2020 will be approximately 5.5%. Our state income tax rate for the full fiscal year 2019 was 6.1%.
At April 30, 2020, we had $8.4 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Total stock-based compensation expense recognized	$16,802	$13,916	$3,419	$5,331
Income tax benefit recognized	$4,278	$3,652	$870	$1,396
At April 30, 2020 and October 31, 2019, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $23.6 million and $18.7 million, respectively.
10. Stock Repurchase Program and Cash Dividends
Stock Repurchase Program
On March 10, 2020 our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2019, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Number of shares purchased (in thousands)	15,938	788	4,252	3
Average price per share	$39.75	$32.04	$37.05	$36.95
Remaining authorization at April 30 (in thousands)	19,998	19,784	19,998	19,784

Cash Dividends
During the six months ended April 30, 2020 and 2019, we declared and paid cash dividends of $0.22 per share to our shareholders. During the three months ended April 30, 2020 and 2019, we declared and paid cash dividends of $0.11 per share to our shareholders.
11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Numerator:
Net income as reported	$132,546	$241,374	$75,670	$129,324

Denominator:
Basic weighted-average shares	133,175	146,687	128,205	146,622
Common stock equivalents (1)	1,174	1,394	604	1,507
Diluted weighted-average shares	134,349	148,081	128,809	148,129

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	2,321	1,690	3,967	756
Shares issued under stock incentive and employee stock purchase plans	608	654	60	144
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2020	October 31, 2019
Residential Mortgage Loans Held for Sale	Level 2	$141,007	$218,777
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(43)	$298
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$1,461	$964
Forward Loan Commitments — IRLCs	Level 2	$(1,461)	$(964)
At April 30, 2020 and October 31, 2019, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2020	$138,773	$141,007	$2,234
At October 31, 2019	$216,280	$218,777	$2,497
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2020:
January 31	—	—	—
April 30	613 - 789	9	14.3%

Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%
July 31	530 - 1,113	2 - 9	7.8% - 13%
October 31	478 - 857	2 - 5	13.8% - 14.5%
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
				$300
Fiscal 2019:
January 31 (1)	49	5	$37,282	$5,785
April 30 (2)	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31 (3)	71	7	$18,910	6,695
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

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2020		October 31, 2019
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,559,389	$1,559,587	$1,114,577	$1,112,040
Senior notes (2)	Level 1	2,669,876	2,676,884	2,669,876	2,823,043
Mortgage company loan facility (3)	Level 2	106,018	106,018	150,000	150,000
		$4,335,283	$4,342,489	$3,934,453	$4,085,083
(1) The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2) The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3) We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Interest income	$6,798	$10,210	$1,896	$4,338
Income from ancillary businesses	15,104	18,086	14,582	4,242
Management fee income from home building unconsolidated entities, net	1,553	4,727	207	3,119
Directly expensed interest	(2,440)		(2,440)
Other	(884)	(877)	(409)	(414)
Total other income – net	$20,131	$32,146	$13,836	$11,285
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the six-month periods ended April 30, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $7.2 million and $4.7 million, respectively. In the three-months ended April 30, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $3.5 million and $2.1 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Revenues	$53,842	$65,129	$27,432	$32,846
Expenses	$51,708	$60,374	$25,820	$29,749
Other income	$12,970	$13,331	$12,970	$1,145
In April 2020, we sold one of our golf club properties to a third party for $15.6 million and recognized a gain of $9.1 million in the second quarter of fiscal 2020. In addition, we recognized a previously deferred gain of $3.8 million in our second quarter of fiscal 2020 related to the sale of a golf club property. In December 2018, we sold one of our golf club properties to a third party for $18.2 million and we recognized a gain of $12.2 million in the first quarter of fiscal 2019. In addition, in the fourth quarter of fiscal 2019, we sold six of our golf club properties to a third party.
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
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2020	October 31, 2019
Aggregate purchase commitments:
Unrelated parties	$2,607,742	$2,349,900
Unconsolidated entities that the Company has investments in	7,776	10,826
Total	$2,615,518	$2,360,726

Deposits against aggregate purchase commitments	$189,705	$168,778
Additional cash required to acquire land	2,425,813	2,191,948
Total	$2,615,518	$2,360,726
Amount of additional cash required to acquire land included in accrued expenses	$14,582	$14,620
In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2020, we also had similar purchase commitments to acquire land for apartment developments of approximately $165.0 million, of which we had outstanding deposits in the amount of $7.6 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2020, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2020, we had outstanding surety bonds amounting to $823.2 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $390.5 million of work remains on these improvements. We have an additional $181.3 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2020, we had outstanding letters of credit of $164.8 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2020, we had agreements of sale outstanding to deliver 6,428 homes with an aggregate sales value of $5.49 billion.

Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2020	October 31, 2019
Aggregate mortgage loan commitments:
IRLCs	$537,787	$565,634
Non-IRLCs	1,686,419	1,364,972
Total	$2,224,206	$1,930,606
Investor commitments to purchase:
IRLCs	$537,787	$565,634
Mortgage loans held for sale	129,648	208,591
Total	$667,435	$774,225
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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Condensed Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. At April 30, 2020, ROU assets and lease liabilities were $109.5 million and $127.8 million, respectively. Payments on lease liabilities during the six months and three months ended April 30, 2020 totaled $8.2 million and $4.3 million, respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the six months and three months ended April 30, 2020, our total lease expense was $12.8 million and $6.4 million, respectively, inclusive of variable lease costs of approximately $1.5 million and $0.9 million, respectively, and short-term lease costs of approximately $2.0 million and $1.0 million, respectively. Sublease income was de minimis.
Information regarding our remaining lease payments as of April 30, 2020 is provided in the table below (amounts in thousands):

Year ended April 30, 2020
2020 (a)	$8,455
2021	19,327
2022	17,437
2023	15,039
2024	12,133
Thereafter	213,509
Total lease payments (b)	285,900
Less: Interest (c)	158,146
Present value of lease liabilities	$127,754

(a) Remaining payments are for the six months ending October 31, 2020
(b) Lease payments include options to extend lease terms that are reasonably certain of being exercised
(c) Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 9 years and 4.0%, respectively, at April 30, 2020.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 94 years and 4.5%, respectively, at April 30, 2020.

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
Eastern Region:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
Western Region:
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
Previously, our geographic segments were:
•North: Connecticut, Illinois, Massachusetts, Michigan, New Jersey and New York;
•Mid-Atlantic: Delaware, Maryland, Pennsylvania and Virginia;
•South: Florida, Georgia, North Carolina, South Carolina and Texas;
•West: Arizona, Colorado, Idaho, Nevada, Oregon, Utah and Washington; and
•California: California.
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

Revenue and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
		(Restated)		(Restated)
Revenues:
Traditional Home Building:
North	$550,082	$616,608	$296,023	$345,090
Mid-Atlantic	355,376	308,987	192,900	174,089
South	414,490	419,689	230,860	242,761
Mountain	600,600	512,208	337,504	285,809
Pacific	818,648	1,023,665	423,292	579,616
Traditional Home Building	2,739,196	2,881,157	1,480,579	1,627,365
City Living	76,607	152,668	36,772	84,074
Corporate and other	(2,232)	(2,460)	(1,117)	618
Total home sales revenue	2,813,571	3,031,365	1,516,234	1,712,057
Land sales revenue	66,932	47,910	32,838	4,037
Total revenue	$2,880,503	$3,079,275	$1,549,072	$1,716,094

Income (loss) before income taxes:
Traditional Home Building:
North	$19,527	$22,358	$16,996	$7,287
Mid-Atlantic	6,833	17,605	(155)	10,463
South	29,190	44,313	20,113	28,648
Mountain	50,784	52,980	33,199	27,377
Pacific	131,059	214,614	67,737	122,982
Traditional Home Building	237,393	351,870	137,890	196,757
City Living	18,247	40,476	8,698	25,834
Corporate and other	(87,595)	(64,741)	(44,475)	(46,432)
Total	$168,045	$327,605	$102,113	$176,159
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2020	October 31, 2019
		(Restated)
Traditional Home Building:
North	$1,540,813	$1,487,012
Mid-Atlantic	961,159	854,470
South	1,250,034	1,165,974
Mountain	1,979,579	1,769,649
Pacific	2,527,780	2,627,417
Traditional Home Building	8,259,365	7,904,522
City Living	542,483	529,507
Corporate and other	2,008,963	2,394,109
Total	$10,810,811	$10,828,138

“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2020	2019
Cash flow information:
Interest paid, net of amount capitalized		$13,999
Interest capitalized, net of amount paid	$11,178
Income tax payments	$46,375	$101,232
Income tax refunds	$1,370	$927
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$26,717	$110,269
Increase in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net	$(120)	$(4,276)
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$122,269
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606		$104,807
Net decrease in inventory and retained earnings due to the adoption of ASC 606		$8,989
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606		$6,541
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606		$2,457
Noncontrolling interest	$3,262	$36,362
Transfer of other assets to inventory		$7,100
Transfer of other assets to investment in unconsolidated entities, net	$31,758	$11,656

Acquisition of a Business:
Fair value of assets purchased	$61,906
Liabilities assumed	$1,557
Cash paid	$60,349

	At April 30,
	2020	2019
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$741,222	$924,448
Restricted cash included in receivables, prepaid expenses, and other assets	37,989	543
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$779,211	$924,991

17. Supplemental Guarantor Information
At April 30, 2020, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding Senior Notes (amounts in thousands):

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

Condensed Consolidating Balance Sheet at April 30, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	610,591	130,631	—	741,222
Inventory			8,099,842	95,791		8,195,633
Property, construction and office equipment, net			276,552	1,966		278,518
Receivables, prepaid expenses and other assets	5,667		254,310	774,796	(51,679)	983,094
Mortgage loans held for sale				141,007		141,007
Customer deposits held in escrow			74,648	42		74,690
Investments in unconsolidated entities			44,545	319,496		364,041
Investments in and advances to consolidated entities	4,656,426	2,712,458	185,516	206,756	(7,761,156)	—
Income taxes receivable	32,606					32,606
	4,694,699	2,712,458	9,546,004	1,670,485	(7,812,835)	10,810,811
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,554,721	36,109	(34,258)	1,556,572
Senior notes		2,660,815				2,660,815
Mortgage company loan facility				106,018		106,018
Customer deposits			418,047	2,122	(516)	419,653
Accounts payable			330,970	19,049		350,019
Accrued expenses	6,724	33,802	566,295	444,970	(53,248)	998,543
Advances from consolidated entities			351,458	578,997	(930,455)	—
Income taxes payable	105,469					105,469
Total liabilities	112,193	2,694,617	3,221,491	1,187,265	(1,018,477)	6,197,089
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	725,246	49,400		199,034	(248,434)	725,246
Retained earnings (deficit)	4,896,005	(31,559)	6,324,465	231,976	(6,542,870)	4,878,017
Treasury stock, at cost	(1,034,999)					(1,034,999)
Accumulated other comprehensive loss	(5,275)					(5,275)
Total stockholders’ equity	4,582,506	17,841	6,324,513	434,016	(6,794,358)	4,564,518
Noncontrolling interest				49,204		49,204
Total equity	4,582,506	17,841	6,324,513	483,220	(6,794,358)	4,613,722
	4,694,699	2,712,458	9,546,004	1,670,485	(7,812,835)	10,810,811

Condensed Consolidating Balance Sheet at October 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,082,067	203,947	—	1,286,014
Inventory			7,791,759	81,289		7,873,048
Property, construction and office equipment, net			263,140	10,272		273,412
Receivables, prepaid expenses and other assets			224,681	610,541	(119,781)	715,441
Mortgage loans held for sale				218,777		218,777
Customer deposits held in escrow			74,303	100		74,403
Investments in unconsolidated entities			50,594	315,658		366,252
Investments in and advances to consolidated entities	5,172,737	2,704,551	163,371	147,413	(8,188,072)	—
Income taxes receivable	20,791					20,791
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,109,614	36,092	(34,257)	1,111,449
Senior notes		2,659,898				2,659,898
Mortgage company loan facility				150,000		150,000
Customer deposits			383,583	2,013		385,596
Accounts payable			347,715	884		348,599
Accrued expenses	754	26,812	569,476	443,180	(89,290)	950,932
Advances from consolidated entities			1,052,370	503,058	(1,555,428)	—
Income taxes payable	102,971					102,971
Total liabilities	103,725	2,686,710	3,462,758	1,135,227	(1,678,975)	5,709,445
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	726,879	49,400		177,034	(226,434)	726,879
Retained earnings (deficit)	4,792,409	(31,559)	6,187,109	225,853	(6,399,390)	4,774,422
Treasury stock, at cost	(425,183)					(425,183)
Accumulated other comprehensive loss	(5,831)					(5,831)
Total stockholders’ equity	5,089,803	17,841	6,187,157	405,893	(6,628,878)	5,071,816
Noncontrolling interest				46,877		46,877
Total equity	5,089,803	17,841	6,187,157	452,770	(6,628,878)	5,118,693
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138

Condensed Consolidating Statement of Operations and Comprehensive Income for the six months ended April 30, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			2,798,935	14,636		2,813,571
Land sales and other			43,964	112,929	(89,961)	66,932
	—	—	2,842,899	127,565	(89,961)	2,880,503

Cost of revenues:
Home sales			2,301,861	11,286	(2,558)	2,310,589
Land sales and other			26,132	71,086	(38,518)	58,700
	—	—	2,327,993	82,372	(41,076)	2,369,289
Selling, general and administrative	100	36	385,041	32,991	(46,998)	371,170
Income (loss) from operations	(100)	(36)	129,865	12,202	(1,887)	140,044
Other:
Income (loss) from unconsolidated entities			14,715	(6,845)		7,870
Other income – net			14,068	10,476	(4,413)	20,131
Intercompany interest income		65,642	2,930	2,802	(71,374)	—
Interest expense		(65,606)	(2,802)	(3,266)	71,674	—
Income from subsidiaries	168,145		15,369		(183,514)	—
Income before income taxes	168,045	—	174,145	15,369	(189,514)	168,045
Income tax provision	35,499		36,788	3,246	(40,034)	35,499
Net income	132,546	—	137,357	12,123	(149,480)	132,546
Other comprehensive income	556					556
Total comprehensive income	133,102	—	137,357	12,123	(149,480)	133,102

Condensed Consolidating Statement of Operations and Comprehensive Income for the six months ended April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			2,967,351	64,014		3,031,365
Land sales and other			30,793	107,644	(90,527)	47,910
	—	—	2,998,144	171,658	(90,527)	3,079,275

Cost of revenues:
Home sales			2,365,786	50,965	(159)	2,416,592
Land sales and other			7,979	62,801	(33,606)	37,174
	—	—	2,373,765	113,766	(33,765)	2,453,766
Selling, general and administrative	491	1,395	355,050	36,095	(52,422)	340,609
Income (loss) from operations	(491)	(1,395)	269,329	21,797	(4,340)	284,900
Other:
Income from unconsolidated entities			8,541	2,018		10,559
Other income – net			12,255	14,250	5,641	32,146
Intercompany interest income		67,004	870	2,980	(70,854)	—
Interest expense		(65,609)	(2,980)	(964)	69,553	—
Income from subsidiaries	328,096		40,081		(368,177)	—
Income before income taxes	327,605	—	328,096	40,081	(368,177)	327,605
Income tax provision	86,231		86,355	10,549	(96,904)	86,231
Net income	241,374	—	241,741	29,532	(271,273)	241,374
Other comprehensive income	112					112
Total comprehensive income	241,486	—	241,741	29,532	(271,273)	241,486

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended April 30, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,509,558	6,676		1,516,234
Land sales and other			26,168	54,653	(47,983)	32,838
	—	—	1,535,726	61,329	(47,983)	1,549,072

Cost of revenues:
Home sales			1,248,159	5,284	(2,754)	1,250,689
Land sales and other			14,274	32,250	(20,106)	26,418
	—	—	1,262,433	37,534	(22,860)	1,277,107
Selling, general and administrative	47	11	187,091	16,195	(23,927)	179,417
Income (loss) from operations	(47)	(11)	86,202	7,600	(1,196)	92,548
Other:
Income (loss) from unconsolidated entities			513	(4,784)		(4,271)
Other income – net			9,402	9,508	(5,074)	13,836
Intercompany interest income		29,272	1,425	1,509	(32,206)	—
Interest expense		(29,261)	(1,509)	(1,705)	32,475	—
Income from subsidiaries	102,161		12,128		(114,289)	—
Income before income taxes	102,114	—	108,161	12,128	(120,290)	102,113
Income tax provision	26,443		27,725	2,802	(30,527)	26,443
Net income	75,671	—	80,436	9,326	(89,763)	75,670
Other comprehensive income	278					278
Total comprehensive income	75,949	—	80,436	9,326	(89,763)	75,948

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,675,155	36,902		1,712,057
Land sales and other			15,460	34,329	(45,752)	4,037
	—	—	1,690,615	71,231	(45,752)	1,716,094

Cost of revenues:
Home sales			1,344,891	29,616	(160)	1,374,347
Land sales and other			3,841	16,909	(17,829)	2,921
	—	—	1,348,732	46,525	(17,989)	1,377,268
Selling, general and administrative	101	662	185,133	17,342	(24,867)	178,371
Income (loss) from operations	(101)	(662)	156,750	7,364	(2,896)	160,455
Other:
Income from unconsolidated entities			3,154	1,265		4,419
Other income - net			6,758	1,019	3,508	11,285
Intercompany interest income		32,883	343	1,475	(34,701)	—
Interest expense		(32,221)	(1,475)	(393)	34,089	—
Income from consolidated subsidiaries	176,260		10,730		(186,990)	—
Income before income taxes	176,159	—	176,260	10,730	(186,990)	176,159
Income tax provision	46,835		46,859	2,914	(49,773)	46,835
Net income	129,324	—	129,401	7,816	(137,217)	129,324
Other comprehensive income	56					56
Total comprehensive income	129,380	—	129,401	7,816	(137,217)	129,380

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	3,362	7,917	(73,779)	(90,059)	(38,577)	(191,136)
Cash flow (used in) provided by investing activities:
Purchase of property and equipment - net			(51,752)	995		(50,757)
Investments in unconsolidated entities			(542)	(9,721)		(10,263)
Return of investments in unconsolidated entities			9,508	25,376		34,884
Investment in foreclosed real estate and distressed loans				(272)		(272)
Return of investments in foreclosed real estate and distressed loans				1,431		1,431
Acquisition of a business			(60,349)			(60,349)
Proceeds from sales of golf club properties and an office building				15,617		15,617
Investment paid - intercompany			(85,631)		85,631	—
Intercompany advances	653,669	(7,917)			(645,752)	—
Net cash (used in) provided by investing activities	653,669	(7,917)	(188,766)	33,426	(560,121)	(69,709)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			1,425,008	1,307,485		2,732,493
Principal payments of loans payable			(1,002,646)	(1,351,467)		(2,354,113)
Proceeds from stock-based benefit plans, net	5,305					5,305
Purchase of treasury stock	(633,553)					(633,553)
Dividends paid	(28,783)					(28,783)
Payments related to noncontrolling interest, net				(936)		(936)
Dividend paid - intercompany				(6,000)	6,000	—
Investment received - intercompany				85,628	(85,628)	—
Intercompany advances			(631,294)	(47,032)	678,326	—
Net cash (used in) provided by financing activities	(657,031)	—	(208,932)	(12,322)	598,698	(279,587)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(471,477)	(68,955)	—	(540,432)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,082,090	237,553	—	1,319,643
Cash, cash equivalents, and restricted cash, end of period	—	—	610,613	168,598	—	779,211

Condensed Consolidating Statement of Cash Flows for the six months ended April 30, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	(525)	(3,635)	(69,339)	(1,854)	(10,325)	(85,678)
Cash flow provided by (used in) investing activities:
Purchase of property and equipment — net			(45,805)	864		(44,941)
Investments in unconsolidated entities			(3,091)	(28,469)		(31,560)
Return of investments in unconsolidated entities				70,465		70,465
Investment in foreclosed real estate and distressed loans				(522)		(522)
Return of investments in foreclosed real estate and distressed loans				1,214		1,214
Investment paid - intercompany			(57,917)		57,917	—
Proceeds from the sale of a golf club property			15,319	18,220		33,539
Intercompany advances	56,901	353,635			(410,536)	—
Net cash provided by (used in) investing activities	56,901	353,635	(91,494)	61,772	(352,619)	28,195
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			300,000	1,039,641		1,339,641
Debt issuance costs for loans payable			(1,948)			(1,948)
Principal payments of loans payable			(52,165)	(1,079,630)		(1,131,795)
Redemption of senior notes		(350,000)				(350,000)
Proceeds from stock-based benefit plans, net	1,302					1,302
Excess tax benefits from stock-based compensation						—
Purchase of treasury stock	(25,244)					(25,244)
Dividends paid	(32,434)					(32,434)
Receipts related to noncontrolling interest, net				13		13
Investment received - intercompany				57,917	(57,917)	—
Intercompany advances			(395,905)	(24,956)	420,861	—
Net cash used in financing activities	(56,376)	(350,000)	(150,018)	(7,015)	362,944	(200,465)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(310,851)	52,903	—	(257,948)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	171,072	—	1,182,939
Cash, cash equivalents, and restricted cash, end of period	—	—	701,016	223,975	—	924,991

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
We operate in two segments: Traditional Home Building and City Living. In the first quarter of fiscal 2020, we appointed co-chief operating officers and split oversight responsibility for the Company’s Traditional Home Building operations between eastern and western regions. In connection with these appointments, we made certain changes to our Traditional Home Building regional management structure and realigned certain of the states falling among our five home building regions, as follows:
Eastern Region:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
Western Region:
• The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
• The Pacific region: California, Oregon and Washington.
Prior to the first quarter of fiscal 2020, the Company’s home building regional segments were:
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended April 30, 2020, we signed 1,886 net contracts for the sale of Traditional Home Building Products and City Living units with an aggregate value of $1.55 billion, compared to 2,424 net contracts with an aggregate value of $2.00 billion in the three months ended April 30, 2019, representing a 22% decline in both units and dollars.
Through mid-March 2020, demand for our homes was strong, driven by solid economic fundamentals underlying the housing market, including a healthy economy, low interest rates and a limited supply of new and existing homes across most of our markets. Through March 15, 2020, net contracts increased 43% compared to the comparable six-week period in fiscal 2019.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared the pandemic a national emergency, which was followed by numerous states and municipalities issuing stay-at-home and business closure orders. A significant number of our operating communities were located in states and municipalities that were highly impacted by the pandemic and its effect on economic activity, including Pennsylvania, New Jersey, New York City and its suburbs, Connecticut, Massachusetts, Michigan, metro Seattle and California, making it especially challenging to sell, construct and deliver homes in the second half of our fiscal second quarter. As a result, we experienced a decline of 64% in the number of contracts signed in the second half of the quarter compared to the comparable period in fiscal 2019.

In response to COVID-19, we implemented a number of new operating measures relating to our sales, construction and other operations, including protocols relating to worker safety, social distancing, enhanced sanitation and other processes. Our focus was on keeping our employees, trade partners and customers safe while attempting to keep our business operating. Actions that we took included the following:
•Closed our corporate headquarters and most of our division offices and modified functions to allow all of our impacted employees to work remotely except for essential minimum basic operations;
•Modified our construction operations in markets where we were permitted to continue construction to implement enhanced safety protocols around social distancing, hygiene, and health screening;
•Closed our model homes and design centers to the general public and shifted to appointment-only interactions with our customers where permitted, following recommended distancing and other health and safety protocols when meeting in person with a customer;
•Utilized virtual sales tools to give customers an immersive ability to shop for and design their new home online;
•Suspended non-emergency warranty work in our customers’ homes; and
•Modified much of our customer interactions around the mortgage origination and closing process to be virtual and minimized in-person interactions.
We continue to review and modify our business operations as we prepare for a reopening of the economy. Following the onset of the COVID-19 pandemic, we accelerated and expanded a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions.
At the outset of our fiscal third quarter, we have seen an increase in traffic and deposits from the significantly lower levels seen in March and April as pandemic-related government restrictions have eased. However, we remain cautious as to the impact of the pandemic on the U.S. housing industry and the economy more generally. Economic conditions in the United States have deteriorated as a result of the pandemic, in particular with respect to unemployment levels, and there is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will impact the U.S. economy, employment levels, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19, whether there is a secondary outbreak of the virus, and the related impacts on our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control. If COVID-19 continues to have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be materially adversely impacted.
Financial and Operational Highlights
In the six-month period ended April 30, 2020, we recognized $2.88 billion of revenues, consisting of $2.81 billion of home sales revenue and $66.9 million of land sales revenue, and net income of $132.5 million, as compared to $3.08 billion of revenues and $241.4 million of net income in the six-month period ended April 30, 2019. In the three-month period ended April 30, 2020, we recognized $1.55 billion of revenues, consisting of $1.52 billion of home sales revenue and $32.8 million of land sales revenue, and net income of $75.7 million, as compared to $1.72 billion of revenues and $129.3 million of net income in the three-month period ended April 30, 2019.
In the six-month periods ended April 30, 2020 and 2019, the value of net contracts signed was $3.04 billion (3,692 homes) and $3.17 billion (3,803 homes), respectively. In the three-month periods ended April 30, 2020 and 2019, the value of net contracts signed was $1.55 billion (1,886 homes) and $2.00 billion (2,424 homes), respectively.
The value of our backlog at April 30, 2020 was $5.49 billion (6,428 homes), as compared to our backlog at April 30, 2019 of $5.66 billion (6,467 homes). Our backlog at October 31, 2019 was $5.26 billion (6,266 homes), as compared to backlog of $5.52 billion (6,105 homes) at October 31, 2018.
At April 30, 2020, we had $741.2 million of cash and cash equivalents on hand and approximately $1.29 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire on November 1, 2024. At April 30, 2020, we had $450.0 million of borrowings and we had approximately $164.8 million of outstanding letters of credit under the Revolving Credit Facility. Subsequent to April 30, 2020, we repaid $100.0 million of the outstanding balance under the Revolving Credit Facility.

At April 30, 2020, we owned or controlled through options approximately 62,100 home sites, as compared to approximately 59,200 at October 31, 2019; and approximately 53,400 at October 31, 2018. Of the approximately 62,100 total home sites that we owned or controlled through options at April 30, 2020, we owned approximately 37,100 and controlled approximately 25,000 through options. Of the 37,100 home sites owned, approximately 17,200 were substantially improved. In addition, as of April 30, 2020, we expect to purchase approximately 2,500 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2020, we were selling from 326 communities, compared to 333 at October 31, 2019; and 315 at October 31, 2018.
At April 30, 2020, our total stockholders’ equity and our debt to total capitalization ratio were $4.56 billion and 0.49 to 1.00, respectively.
Acquisitions
In February 2020, we acquired substantially all of the assets and operations of Thrive Residential (“Thrive”), an urban in-fill builder with operations in Atlanta, Georgia and Nashville, Tennessee, for approximately $60.3 million in cash. The assets acquired, based on our preliminary purchase price allocation, were primarily inventory for future communities, including approximately 680 home sites owned or controlled through land purchase agreements.
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for an aggregate of approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, based on our purchase price allocations, which we finalized in the second quarter of fiscal 2020,were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. There were no significant adjustments between the preliminary and final purchase price allocations. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes as of the respective acquisition date was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the six months and three months ended April 30, 2020 and 2019 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Six months ended April 30,			Three months ended April 30,
	2020	2019	% Change	2020	2019	% Change
Revenues:
Home sales	$2,813.6	$3,031.4	(7)%	$1,516.2	$1,712.1	(11)%
Land sales	66.9	47.9		32.8	4.0
	2,880.5	3,079.3	(6)%	1,549.1	1,716.1	(10)%
Cost of revenues:
Home sales	2,310.6	2,416.6	(4)%	1,250.7	1,374.3	(9)%
Land sales	58.7	37.2		26.4	2.9
	2,369.3	2,453.8	(3)%	1,277.1	1,377.3	(7)%
Selling, general and administrative	371.2	340.6	9%	179.4	178.4	1%
Income from operations	140.0	284.9	(51)%	92.5	160.5	(42)%
Other
Income (loss) from unconsolidated entities	7.9	10.6	(25)%	(4.3)	4.4	(197)%
Other income – net	20.1	32.1	(37)%	13.8	11.3	22%
Income before income taxes	168.0	327.6	(49)%	102.1	176.2	(42)%
Income tax provision	35.5	86.2	(59)%	26.4	46.8	(44)%
Net income	$132.5	$241.4	(45)%	$75.7	$129.3	(41)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	82.1%	79.7%		82.5%	80.3%
Land sales cost of revenues as a percentage of land sales revenues	87.7%	77.7%		80.4%	72.5%
SG&A as a percentage of home sale revenues	13.2%	11.2%		11.8%	10.4%
Effective tax rate	21.1%	26.3%		25.9%	26.6%

Deliveries – units	3,534	3,441	3%	1,923	1,911	1%
Deliveries – average delivered price (1)	$796.1	$881.0	(10)%	$788.5	$895.9	(12)%

Net contracts signed – value	$3,042.5	$3,166.6	(4)%	$1,553.2	$2,003.3	(22)%
Net contracts signed – units	3,692	3,803	(3)%	1,886	2,424	(22)%
Net contracts signed – average selling price (1)	$824.1	$832.7	(1)%	$823.5	$826.4	—%

	April 30, 2020	April 30, 2019	% Change	October 31, 2019	October 31, 2018	% Change
Backlog – value	$5,492.9	$5,661.7	(3)%	$5,257.1	$5,522.5	(5)%
Backlog – units	6,428	6,467	(1)%	6,266	6,105	3%
Backlog – average selling price (1)	$854.5	$875.5	(2)%	$839.0	$904.6	(7)%
(1) $ amounts in thousands.
Note: Due to rounding, amounts may not add.
Home Sales Revenues and Home Sales Cost of Revenues
The decrease in home sale revenues for the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, was attributable to a 10% decrease in the average price of homes delivered, offset, in part, by a 3% increase in the number of homes delivered. The decrease in the average delivered home price was mainly due to a shift in the number of homes delivered to less expensive areas and/or products. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily related to a decrease in the number of homes closed in City Living and Southern California where the average prices are higher than the Company average; an increase in homes delivered in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions where average prices were significantly lower than the Company average; and an increase in the number of quick delivery homes delivered, where average prices are lower than the Company average. Government mandated stay-at-home and business closure orders, and related social distancing and health and safety protocols resulting from COVID-19 had a limited impact on the number of homes delivered in the six-month period, as these restrictions were instituted in late March and April. The increase in the number of homes delivered in the six months ended April 30, 2020, as compared to the the six months ended April 30, 2019, was primarily due to home deliveries resulting from the Sharp and Sabal acquisitions; an increase in homes delivered in Northern California mainly attributable to closings at a large high-density condominium community; and an increase in the number of quick delivery homes in the fiscal 2020 period. These increases were partially offset by decreases in homes delivered in Southern California, and City Living primarily due to lower backlog at October 31, 2019, as compared to October 31, 2018, and lower backlog conversion in the fiscal 2020 period, as compared to the fiscal 2019 period. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the six months ended April 30, 2020, as compared to the the six months ended April 30, 2019, was principally due to a shift in the mix of revenues to lower margin products/areas; higher land, land development, material and labor costs; and the impact of purchase accounting for homes delivered from the Sharp and Sabal acquisitions. These increases were offset, in part, by lower inventory impairment charges and lower interest expense in the fiscal 2020 period, as compared to the fiscal 2019 period. In the six months ended April 30, 2020 and 2019, interest expense, as a percentage of home sales revenues, was 2.5% and 2.6%, respectively, and we recognized inventory impairments and write-offs of $15.2 million and $27.0 million, respectively.
The decrease in home sale revenues for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, was attributable to a 12% decrease in the average price of homes delivered, offset, in part, by a 1% increase in the number of homes delivered. The decrease in the average delivered home price was mainly due to a shift in the number of homes delivered to less expensive areas and/or products. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily related to an increase in homes delivered in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions, where average prices were significantly lower than the Company average; a decrease in the number of homes closed in City Living and Southern California where the average prices are higher than the Company average; and an increase in the number of homes delivered in Idaho, where the average prices are lower than the Company average. In addition, government mandated stay-at-home and business closure orders, and related social distancing and health and safety protocols resulting from COVID-19 adversely impacted our ability to deliver homes in certain markets where average prices are generally higher than Company average, such as New Jersey, New York City, metro Seattle and California. The increase in the number of homes delivered in the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, was primarily due to home deliveries resulting from the Sharp and Sabal acquisitions and an increase in homes delivered in Northern California, mainly attributable to closings at a large high-density condominium community. These increases were partially offset by decreases in homes delivered in Southern California and City Living primarily due to lower backlog at October 31, 2019, as compared to October 31, 2018, lower backlog conversion in the fiscal 2020 period, as compared to the fiscal 2019 period, as well as the impact of COVID-19 in the latter half of the quarter. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, was principally due to a shift in the mix of revenues to lower margin products/areas; higher land, land development, material and labor costs; and the impact of purchase accounting for homes delivered from the Sharp and Sabal acquisitions. These increases were offset, in part, by lower inventory impairment charges and lower interest expense in the fiscal 2020 period, as compared to the fiscal 2019 period. In the six months ended April 30, 2020 and 2019, interest expense, as a percentage of home sales revenues, was 2.5% and 2.6%, respectively, and we recognized inventory impairments and write-offs of $14.2 million and $19.4 million, respectively.
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
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $30.6 million in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019. As a percentage of home sales revenues, SG&A was 13.2% in the six months ended April 30, 2020, as compared to 11.2% in the six months ended April 30, 2019. The dollar increase in SG&A was due primarily to increased compensation costs resulting primarily from a higher number of employees for most of the six month period, a $7.5 million charge for severance costs, which was incurred following the onset of the COVID-19 pandemic, and other compensation increases; increased sales and marketing costs; and costs related to the implementation of new enterprise information technology systems. Most of the increased sales and marketing costs were incurred prior to the onset of the COVID-19, resulting from an increased number of selling communities, increased spending on advertising, and higher design studio operating costs compared to the prior year period. The increased number of employees was due primarily to an increased number of selling communities and anticipated community count growth. The increase in SG&A spending in the six-month period ended April 30, 2020 was offset, in part, by the reversal of an $8.0 million accrual for discretionary benefit plan contributions in respect of fiscal 2019. The discretionary contributions were canceled in connection with a number of cost-saving initiatives implemented following the onset of the COVID-19 pandemic. The increase in SG&A as a percentage of revenues was due to a higher increase in SG&A spending, at 9%, relative to revenues, which decreased 7% in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019.
SG&A spending increased by $1.0 million in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019. As a percentage of home sales revenues, SG&A was 11.8% in the three months ended April 30, 2020, as compared to 10.4% in the three months ended April 30, 2019. The dollar increase in SG&A was due primarily to increased compensation costs resulting primarily from a higher number of employees in February and March, and a $7.5 million charge for severance costs, which was incurred following the onset of the COVID-19 pandemic. Following the onset of the pandemic, we accelerated and expanded a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions. As a result, the increase in SG&A was offset, in part, by the reversal of an $8.0 million accrual related to discretionary benefit plan contributions in respect of fiscal 2019. The discretionary contributions were canceled following the onset of the COVID-19 pandemic. The increase in SG&A costs was also offset by lower sales and marketing costs in the second half of the quarter as expenditures were reduced following the onset of the pandemic. The increased number of employees in February and March was due primarily to an increased number of selling communities and anticipated community count growth. The increase in SG&A as a percentage of revenues was due to a higher increase in SG&A spending, at 1%, relative to revenues, which decreased 11% in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019.
Income (loss) from Unconsolidated Entities
We have investments in various unconsolidated entities. These entities, which are structured as joint ventures, (i) develop land for the joint venture participants and for sale to third-party builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
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
Income from unconsolidated entities decreased by $2.7 million in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019. This decrease was primarily due to a decrease in earnings from two Home Building Joint Ventures which delivered their last homes in fiscal 2019; a $3.0 million other than temporary impairment charge we recognized on one of our Home Building Joint ventures in the three-month period ended April 30, 2020; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities. The decrease was offset, in part, by a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner.
We recognized a loss of $4.3 million from unconsolidated entities in the three-month period ended April 30, 2020, representing a decrease of $8.7 million compared to the three-month period ended April 30, 2019. This decrease was primarily due to a decrease in earnings from one Home Building Joint Venture which delivered its last home in the third quarter of fiscal 2019 and a $3.0 million other than temporary impairment charge we recognized on one of our Home Building Joint ventures in the three-month period ended April 30, 2020.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Six months ended April 30,		Three months ended April 30,
	2020	2019	2020	2019
Income from ancillary businesses	$15,104	$18,086	$14,582	$4,242
Management fee income from home building unconsolidated entities, net	1,553	4,727	207	3,119
Other	3,474	9,333	(953)	3,924
Total other income – net	$20,131	$32,146	$13,836	$11,285
The decrease in income from ancillary businesses in the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, was mainly due to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period; higher losses incurred in our apartment living operations; lower income from golf club operations; and $0.3 million of severance costs. This decrease was partially offset by gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf clubs.
The increase in income from ancillary businesses in the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, was mainly due to gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf clubs, offset, in part, by higher losses incurred in our apartment living operations; lower income from golf club operations; and $0.3 million of severance costs.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decreases in the six months and three months ended April 30, 2020, as compared to the six months and three months ended April 30, 2019, were primarily related to the decrease in the number of communities. In addition to the fees earned by our City Living and Traditional Home Building operations, in the six-month periods ended April 30, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $7.2 million and $4.7 million, respectively. In the three-month periods ended April 30, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $3.5 million and $2.1 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decreases in “other” in the six months and three months ended April 30, 2020, as compared to the six months and three months ended April 30, 2019, were primarily due to lower interest income and directly expensed interest.
Income Before Income Taxes
For the six-month period ended April 30, 2020, we reported income before income taxes of $168.0 million, as compared to $327.6 million in the six-month period ended April 30, 2019. For the three-month period ended April 30, 2020, we reported income before income taxes of $102.1 million, as compared to $176.2 million in the three-month period ended April 30, 2019.
Income Tax Provision
We recognized an income tax provision of $35.5 million and $26.4 million in the six-month and three month periods ended April 30, 2020, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2019 periods, our federal tax provision would have been $35.3 million and $21.4 million in the six-month and three-month periods ended April 30, 2020, respectively. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019, which allowed us to recognize energy credits on homes that settled primarily in fiscal 2018 and 2019, and excess tax benefits related to stock-based compensation. These benefits were offset, in part, by the provision for state income taxes.
In the six-month and three-month periods ended April 30, 2019, we recognized income tax provisions of $86.2 million and $46.8 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2019 periods, our federal tax provision would have been $68.8 million and $37.0 million in the six-month and three-month periods ended April 30, 2019, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate in the six-month and three-month periods ended April 30, 2019 were mainly due to the provision for state income taxes.
Contracts
The aggregate value of net contracts signed decreased $124.1 million, or 4%, in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019. In the six-month periods ended April 30, 2020 and 2019, the value of net contracts signed was $3.04 billion (3,692 homes) and $3.17 billion (3,803 homes), respectively.

The aggregate value of net contracts signed decreased $450.1 million, or 22.5%, in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019. In the three-month periods ended April 30, 2020 and 2019, the value of net contracts signed was $1.55 billion (1,886 homes) and $2.00 billion (2,424 homes), respectively.
Through mid-March 2020, demand for our homes was strong and, through the six week period ended March 15, 2020, net signed contracts had increased by 43% compared to the same period in fiscal 2019. Following the implementation of COVID-19 stay-at-home and business closure orders in mid-March by many states and municipalities, demand for our homes fell significantly, and, from March 16, 2020 through April 30, 2020, net signed contracts had decreased by 64% compared to the same prior year period. The decreases in the aggregate value of net contracts signed in the six-month and three-month periods ended April 30, 2020, of 3% and 22%, respectively, as compared to the six-month and three-month periods ended April 30, 2019, reflects the substantial decrease in contracts signed in the latter half of our fiscal second quarter. A significant number of our operating communities were located in states and municipalities that were highly impacted by the COVID-19 pandemic and its effect on economic activity, including Pennsylvania, New Jersey, New York City and its suburbs, Connecticut, Massachusetts, Michigan, metro Seattle and California.
The decreases in average price of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were principally due to a shift in the number of contracts signed to less expensive areas and/or products, which was partially impacted by difficult selling conditions in the markets noted above in the latter half of our fiscal second quarter.
Backlog
The value of our backlog at April 30, 2020 decreased 3% to $5.49 billion (6,428 homes), as compared to the value of our backlog at April 30, 2019 of $5.66 billion (6,467 homes). Our backlog at October 31, 2019 and 2018 was $5.26 billion (6,266 homes) and $5.52 billion (6,105 homes), respectively.
The decrease in the value of our backlog at April 30, 2020, as compared to the backlog at April 30, 2019, was primarily attributable to a decrease in the value of net contracts signed in the six months ended April 30, 2020, as compared to the six-month period ended April 30, 2019, and lower value of backlog at October 31, 2019, as compared to October 31, 2018, partially offset by lower home sales revenues in the six months ended April 30, 2020, as compared to the six-month period ended April 30, 2019.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2020
At April 30, 2020 and October 31, 2019, we had $741.2 million and $1.29 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the six-month period ended April 30, 2020 was $191.1 million. Cash used in operating activities during the fiscal 2020 period was primarily related to increases in inventory, receivables, prepaid expenses, and other assets, and income taxes receivable, and a decrease in accounts payable and accrued expenses, offset, in part, by mortgage loans sold, net of mortgage loans originated and net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes) and an increase in customer deposits – net.
In the six-month period ended April 30, 2020, cash used in investing activities was $69.7 million, which was primarily related to $60.3 million used to acquire Thrive; $50.8 million used for the purchase of property and equipment; and $10.3 million used to fund our investments in unconsolidated entities. This activity was offset, in part, by $34.9 million of cash received as returns from our investments in unconsolidated entities and $15.6 million cash received from the sale of a golf club property.
We used $279.6 million of cash in financing activities in the six-month period ended April 30, 2020, primarily for the repurchase of $633.6 million of our common stock and the payment of dividends on our common stock of $28.8 million, offset, in part, by borrowings of $378.4 million of loans payable, net of repayments, and proceeds of $5.3 million from our stock-based benefit plans.
Fiscal 2019
At April 30, 2019 and October 31, 2018, we had $924.4 million and $1.18 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the six-month period ended April 30, 2019 was $85.7 million. Cash used in operating activities during the fiscal 2019 period was primarily related to the purchase of inventory; decreases in accounts payable, accrued expenses, and income taxes payable; and an increase in receivables, prepaid expenses, and other assets; offset, in part, by net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes); an increase in mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits – net.
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
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. In response to the economic disruption and uncertainty caused by the COVID-19 pandemic, during the second quarter of fiscal 2020, we significantly reduced spending on new land acquisitions. At April 30, 2020, we owned or controlled through options approximately 62,100 home sites, of which we owned approximately 37,100. Of our owned home sites at April 30, 2020, significant improvements were completed on approximately 17,200 of them.
At April 30, 2020, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.62 billion (including $7.8 million of land to be acquired from joint ventures in which we have invested). Of the $2.62 billion of land purchase commitments, we paid or deposited $189.7 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.43 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash (used in) provided by investing activities.” At April 30, 2020, we had purchase commitments to acquire land for apartment developments of approximately $165.0 million, of which we had outstanding deposits in the amount of $7.6 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire on November 1, 2024. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.11 billion. Under the terms of the Revolving Credit Facility, at April 30, 2020, our leverage ratio was approximately 0.75 to 1.00, and our tangible net worth was approximately $4.51 billion. At April 30, 2020, we had $450.0 million outstanding borrowings under our Revolving Credit Facility and had outstanding letters of credit thereunder of approximately $164.8 million. Subsequent to April 30, 2020, we repaid $100.0 million of the outstanding balance under the Revolving Credit Facility.
At April 30, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2024. The Term Loan Facility contains substantially the same financial covenants as our Revolving Credit Facility, as described above.
Under the provisions of the Revolving Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.03 billion and our ability to pay cash dividends was limited to approximately $2.41 billion as of April 30, 2020.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and housing market conditions for the remainder of fiscal 2020 and potentially beyond, we continue to believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. However, due to the inherent difficulty in making long-term predictions about the economy and the capital markets for home builders, which has been exacerbated by COVID-19, we cannot be certain that we will be able to replace existing financing arrangements when they mature or find sources of additional financing in the future.
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
At April 30, 2020, we had investments in these entities of $364.0 million and were committed to invest or advance up to an additional $45.3 million to these entities if they require additional funding. At April 30, 2020, we had agreed to terms for the acquisition of 110 home sites from one joint ventures for an estimated aggregate purchase price of $7.8 million. In addition, we expect to purchase approximately 2,500 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of April 30, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2020, certain unconsolidated entities have loan commitments aggregating $1.35 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $190.6 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2020, the unconsolidated entities had borrowed an aggregate of $897.7 million, of which we estimate $137.2 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 4 months to 4.0 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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
Units Delivered and Revenues:

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$550.1	$616.6	(11)%	842	902	(7)%	$653.3	$683.6	(4)%
Mid-Atlantic	355.4	309.0	15%	543	463	17%	$654.5	$667.4	(2)%
South	414.5	419.7	(1)%	622	541	15%	$666.4	$775.8	(14)%
Mountain	600.6	512.2	17%	906	782	16%	$662.9	$655.0	1%
Pacific	818.6	1,023.7	(20)%	556	617	(10)%	$1,472.3	$1,659.2	(11)%
Traditional Home Building	2,739.2	2,881.2	(5)%	3,469	3,305	5%	$789.6	$871.8	(9)%
City Living	76.6	152.7	(50)%	65	136	(52)%	$1,178.5	$1,122.8	5%
Other	(2.2)	(2.5)
Total home sales revenue	2,813.6	3,031.4	(7)%	3,534	3,441	3%	$796.2	$881.0	(10)%
Land sales revenue	66.9	47.9
Total revenue	$2,880.5	$3,079.3

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:		Restated			Restated			Restated
North	$296.0	$345.1	(14)%	449	518	(13)%	$659.3	$666.2	(1)%
Mid-Atlantic	192.9	174.1	11%	303	252	20%	$636.6	$690.8	(8)%
South	230.8	242.8	(5)%	348	313	11%	$663.4	$775.6	(14)%
Mountain	337.5	285.8	18%	505	416	21%	$668.3	$687.0	(3)%
Pacific	423.3	579.6	(27)%	289	340	(15)%	$1,464.7	$1,704.8	(14)%
Traditional Home Building	1,480.5	1,627.4	(9)%	1,894	1,839	3%	$781.7	$884.9	(12)%
City Living	36.8	84.1	(56)%	29	72	(60)%	$1,268.0	$1,167.7	9%
Other	(1.1)	0.6
Total home sales revenue	1,516.2	1,712.1	(11)%	1,923	1,911	1%	$788.5	$895.9	(12)%
Land sales revenue	32.9	4.0
Total revenue	$1,549.1	$1,716.1

Net Contracts Signed:

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$557.0	$730.0	(24)%	777	1,089	(29)%	$716.9	$670.3	7%
Mid-Atlantic	389.4	397.2	(2)%	536	597	(10)%	$726.5	$665.3	9%
South	517.7	440.8	17%	748	605	24%	$692.1	$728.6	(5)%
Mountain	719.5	646.7	11%	999	931	7%	$720.2	$694.6	4%
Pacific	783.8	849.2	(8)%	581	517	12%	$1,349.1	$1,642.6	(18)%
Traditional Home Building	2,967.4	3,063.9	(3)%	3,641	3,739	(3)%	$815.0	$819.4	(1)%
City Living	75.1	102.7	(27)%	51	64	(20)%	$1,472.5	$1,604.7	(8)%
Total	$3,042.5	$3,166.6	(4)%	3,692	3,803	(3)%	$824.1	$832.7	(1)%

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:		Restated			Restated			Restated
North	$269.8	$454.8	(41)%	377	687	(45)%	$715.7	$662.0	8%
Mid-Atlantic	219.9	236.8	(7)%	294	344	(15)%	$748.1	$688.5	9%
South	273.3	288.4	(5)%	395	404	(2)%	$691.8	$713.8	(3)%
Mountain	362.0	405.6	(11)%	509	600	(15)%	$711.3	$675.9	5%
Pacific	400.5	554.6	(28)%	294	348	(16)%	$1,362.1	$1,593.6	(15)%
Traditional Home Building	1,525.5	1,940.2	(21)%	1,869	2,383	(22)%	$816.2	$814.2	—%
City Living	27.7	63.1	(56)%	17	41	(59)%	$1,627.3	$1,538.9	6%
Total	$1,553.2	$2,003.3	(22)%	1,886	2,424	(22)%	$823.5	$826.4	—%
Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$1,187.1	$1,264.5	(6)%	1,677	1,885	(11)%	$707.9	$670.8	6%
Mid-Atlantic	574.2	588.5	(2)%	781	871	(10)%	$735.2	$675.7	9%
South	861.4	802.8	7%	1,174	1,035	13%	$733.8	$775.6	(5)%
Mountain	1,271.4	958.8	33%	1,699	1,369	24%	$748.4	$700.4	7%
Pacific	1,450.7	1,919.4	(24)%	999	1,213	(18)%	$1,452.1	$1,582.3	(8)%
Traditional Home Building	5,344.8	5,534.0	(3)%	6,330	6,373	(1)%	$844.4	$868.4	(3)%
City Living	148.1	127.7	16%	98	94	4%	$1,510.9	$1,358.4	11%
Total	$5,492.9	$5,661.7	(3)%	6,428	6,467	(1)%	$854.5	$875.5	(2)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	Restated	Restated		Restated	Restated		Restated	Restated
Traditional Home Building:
North	$1,179.6	$1,150.1	3%	1,742	1,698	3%	$677.2	$677.3	—%
Mid-Atlantic	535.3	500.1	7%	784	737	6%	$682.7	$678.6	1%
South	757.3	780.3	(3)%	1,048	971	8%	$722.6	$803.6	(10)%
Mountain	1,150.9	823.8	40%	1,606	1,220	32%	$716.6	$675.3	6%
Pacific	1,484.4	2,090.6	(29)%	974	1,313	(26)%	$1,524.0	$1,592.2	(4)%
Traditional Home Building	5,107.5	5,344.9	(4)%	6,154	5,939	4%	$829.9	$900.0	(8)%
City Living	149.6	177.6	(16)%	112	166	(33)%	$1,335.6	$1,069.7	25%
Total	$5,257.1	$5,522.5	(5)%	6,266	6,105	3%	$839.0	$904.6	(7)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Six months ended April 30,			Three months ended April 30,
	2020	2019	% Change	2020	2019	% Change
		Restated			Restated
Traditional Home Building:
North	$19.5	$22.3	(13)%	$17.0	$7.3	133%
Mid-Atlantic	6.8	17.6	(61)%	(0.2)	10.4	(102)%
South	29.2	44.3	(34)%	20.1	28.6	(30)%
Mountain	50.8	53.0	(4)%	33.2	27.4	21%
Pacific	131.1	214.6	(39)%	67.8	123.0	(45)%
Traditional Home Building	237.4	351.8	(33)%	137.9	196.7	(30)%
City Living	18.2	40.5	(55)%	8.7	25.9	(66)%
Corporate and other	(87.6)	(64.7)	(35)%	(44.5)	(46.4)	4%
Total	$168.0	$327.6	(49)%	$102.1	$176.2	(42)%
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

Traditional Home Building
North

	Six months ended April 30,			Three months ended April 30,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$550.1	$616.6	(11)%	$296.0	$345.1	(14)%
Units delivered	842	902	(7)%	449	518	(13)%
Average delivered price ($ in thousands)	$653.3	$683.6	(4)%	$659.3	$666.2	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$557.0	$730.0	(24)%	$269.8	$454.8	(41)%
Net contracted units	777	1,089	(29)%	377	687	(45)%
Average contracted price ($ in thousands)	$716.9	$670.3	7%	$715.7	$662.0	8%

Home sales cost of revenues as a percentage of home sale revenues	86.0%	86.9%		85.3%	89.5%

Income before income taxes ($ in millions)	$19.5	$22.3	(13)%	$17.0	$7.3	133%

Number of selling communities at April 30,	86	88	(2)%
The decreases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to lower backlog conversion, which reflected difficulties in delivering homes following the institution of COVID-19 related government restrictions in many markets in the North region, including Pennsylvania, New York City and its suburbs, New Jersey, Connecticut, Massachusetts and Michigan, in the latter half of our fiscal second quarter. The decreases in the average price of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were due primarily to a shift in the number of homes delivered to less expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were principally due to the impacts of COVID-19, as government restrictions in many markets in the North region resulted in significantly reduced signed contracts in the latter half of our fiscal second quarter. The increases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products.
The decrease in income before income taxes in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019, was principally attributable to lower earnings from decreased revenues partially offset by lower home sales cost of revenues, as a percentage of home sale revenues. The increase in income before income taxes in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019, was primarily due to lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by lower earnings from decreased revenues and higher SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to lower inventory impairment charges offset, in part, by a shift in product mix/areas to lower-margin areas.
Inventory impairment charges were $0.4 million and $0.3 million in the six-month and three-month periods ended April 30, 2020, as compared to $17.6 million and $15.9 million in the six-month and three-month periods ended April 30, 2019. During our review of operating communities for impairment in the three months ended April 30, 2019, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Illinois and two operating communities located in Pennsylvania needed to be reduced primarily because weaker-than-expected market conditions drove a lack of improvement and/or a decrease in customer demand for homes in these communities. As a result of this reduction in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values of these communities were written down in the three months ended April 30, 2019 to their estimated fair values resulting in a charge to income before income taxes of $14.6 million.

Mid-Atlantic

	Six months ended April 30,			Three months ended April 30,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$355.4	$309.0	15%	$192.9	$174.1	11%
Units delivered	543	463	17%	303	252	20%
Average delivered price ($ in thousands)	$654.5	$667.4	(2)%	$636.6	$690.8	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$389.4	$397.2	(2)%	$219.9	$236.8	(7)%
Net contracted units	536	597	(10)%	294	344	(15)%
Average contracted price ($ in thousands)	$726.5	$665.3	9%	$748.1	$688.5	9%

Home sales cost of revenues as a percentage of home sale revenues	88.4%	84.9%		91.7%	85.7%

Income (loss) before income taxes ($ in millions)	$6.8	$17.6	(61)%	$(0.2)	$10.4	(102)%

Number of selling communities at April 30,	39	32	22%
The increases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to the delivery of homes in metropolitan Atlanta, Georgia from the Sharp acquisition. Deliveries in each of these periods were adversely impacted by fewer homes in backlog at October 31, 2019 (excluding Sharp homes), as well as production delays stemming from COVID-19 and related government restrictions. The decrease in the average price of homes delivered in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products mainly due to the homes delivered in Georgia, where average prices were significantly lower than the average in the Mid-Atlantic region.
The decreases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were principally due to the impacts of COVID-19, offset, in part, by an increase in contracts resulting from the Sharp acquisition. The increases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products primarily in North Carolina and Virginia, offset in part by net contracts signed in Georgia, where average prices were significantly lower than the average in the Mid-Atlantic region.
The decreases in income (loss) before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to an increase in home sales costs of revenues, as a percentage of home sale revenues and higher SG&A costs. These decreases were partially offset by higher earnings on increased revenues. The increases in home sales costs of revenues, as a percentage of home sale revenues in the fiscal 2020 periods were primarily due to higher inventory impairment charges; the impact of purchase accounting for the homes delivered from the Sharp acquisition; and higher incentives associated with the prior year selling environment. This increase was offset, in part, by lower material and labor costs.
Inventory impairment charges were $10.7 million in each of the six-month and three-month periods ended April 30, 2020, as compared to $0.1 million in each of the six-month and three-month periods ended April 30, 2019. In the three months ended April 30, 2020, following the onset of the COVID-19 pandemic, we terminated a land purchase agreement in Virginia and wrote-off the deposit and soft costs incurred. This resulted in an impairment charge of $10.7 million in the fiscal 2020 periods.

South

	Six months ended April 30,			Three months ended April 30,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$414.5	$419.7	(1)%	$230.8	$242.8	(5)%
Units delivered	622	541	15%	348	313	11%
Average delivered price ($ in thousands)	$666.4	$775.8	(14)%	$663.4	$775.6	(14)%

Net Contracts Signed:
Net contract value ($ in millions)	$517.7	$440.8	17%	$273.3	$288.4	(5)%
Net contracted units	748	605	24%	395	404	(2)%
Average contracted price ($ in thousands)	$692.1	$728.6	(5)%	$691.8	$713.8	(3)%

Home sales cost of revenues as a percentage of home sale revenues	83.7%	83.3%		82.9%	82.7%

Income before income taxes ($ in millions)	$29.2	$44.3	(34)%	$20.1	$28.6	(30)%

Number of selling communities at April 30,	70	58	21%
The increases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to the delivery of homes in several markets in South Carolina from the Sabal acquisition. Deliveries in each of these periods were adversely impacted by production delays stemming from COVID-19 and related government restrictions, though to a lesser extent than our other regions. The decreases in the average price of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products mainly due to homes delivered in South Carolina, where average prices were significantly lower than the average of the South region.
The increase in the number of net contracts signed in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019, was mainly due to an increase in the average number of selling communities and net contracts we signed in several markets in South Carolina due to the Sabal acquisition, offset, in part, by the impacts of COVID-19. The decrease in the number of net contracts signed in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019, was mainly due to the impacts of COVID-19, offset, in part, by an increase in the average number of selling communities and net contracts we signed in several markets in South Carolina due to the Sabal acquisition. The decreases in the average value of each contract signed were mainly due to contracts signed in South Carolina resulting from the Sabal acquisition, where average prices are significantly lower than the regional average.
The decreases in income before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to higher SG&A costs; lower joint venture and management fee income from one Home Building Joint Venture which delivered its last home in the third quarter of fiscal 2019; and lower earnings from decreased revenues. The higher SG&A costs were mainly due to the increase in the number of operating communities.

Mountain

	Six months ended April 30,			Three months ended April 30,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$600.6	$512.2	17%	$337.5	$285.8	18%
Units delivered	906	782	16%	505	416	21%
Average delivered price ($ in thousands)	$662.9	$655.0	1%	$668.3	$687.0	(3)%

Net Contracts Signed:
Net contract value ($ in millions)	$719.5	$646.7	11%	$362.0	$405.6	(11)%
Net contracted units	999	931	7%	509	600	(15)%
Average contracted price ($ in thousands)	$720.2	$694.6	4%	$711.3	$675.9	5%

Home sales cost of revenues as a percentage of home sale revenues	81.5%	80.1%		81.4%	81.1%

Income before income taxes ($ in millions)	$50.8	$53.0	(4)%	$33.2	$27.4	21%

Number of selling communities at April 30,	82	77	6%
The increases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to an increase in the number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, partially offset by lower backlog conversion. The increase in the average price of homes delivered in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products. The decrease in the average price of homes delivered in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019, was primarily due to an increase in the number of home delivered in Idaho where average prices were significantly lower than the regional average, offset, in part, by a shift in the number of homes delivered to more expensive areas and/or products in Nevada and Colorado.
The increase in the number of net contracts signed in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019, was primarily due to increased demand prior to the onset of the COVID-19 pandemic and an increase in the average number of selling communities, offset, in part, by a significant decrease in demand in the latter half of our fiscal second quarter due to the impacts of the COVID-19 pandemic. The decrease in the number of net contracts signed in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019, was mainly due to the impacts of the COVID-19 pandemic, partially offset by an increase in the number of selling communities and an increase in demand in Idaho.
The decrease in income before income taxes in the six months ended April 30, 2020, as compared to the six months ended April 30, 2019, was due mainly to higher SG&A costs and higher home sales cost of revenues, as a percentage of home sales revenues, offset, in part, by higher earnings from increased revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas and higher incentives associated with the prior year selling environment. The increase in income before income taxes in the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, was due principally to higher earnings from increased revenues offset, in part, by higher SG&A costs.

Pacific

	Six months ended April 30,			Three months ended April 30,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$818.6	$1,023.7	(20)%	$423.3	$579.6	(27)%
Units delivered	556	617	(10)%	289	340	(15)%
Average delivered price ($ in thousands)	$1,472.3	$1,659.2	(11)%	$1,464.7	$1,704.8	(14)%

Net Contracts Signed:
Net contract value ($ in millions)	$783.8	$849.2	(8)%	$400.5	$554.6	(28)%
Net contracted units	581	517	12%	294	348	(16)%
Average contracted price ($ in thousands)	$1,349.1	$1,642.6	(18)%	$1,362.1	$1,593.6	(15)%

Home sales cost of revenues as a percentage of home sale revenues	77.8%	73.5%		78.5%	73.7%

Income before income taxes ($ in millions)	$131.1	$214.6	(39)%	$67.8	$123.0	(45)%

Number of selling communities at April 30,	46	52	(12)%
The decreases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, as well as difficulties in delivering homes following the institution of COVID-19 related government restrictions in a number of markets in the Pacific region, including the San Francisco Bay area and Seattle, Washington. The decrease in the average price of homes delivered in fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a shift in the number of homes delivered to less expensive areas.
The increase in the number of net contracts signed in the six-month period ended April 30, 2020, as compared to the six-month period ended April 30, 2019, was primarily due to an increase in demand prior to the onset of the COVID-19 pandemic, offset, in part, by a significant decrease in demand in the latter half of our fiscal second quarter due to the impacts of the COVID-19 pandemic. The decrease in the number of net contracts signed in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019, was mainly due to the impacts of the COVID-19 pandemic and a decrease in the number of selling communities. The decreases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The decreases in income before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to cost overruns at a large high-density condominium community in Northern California, higher incentives associated with the prior year selling environment, and a shift in product mix/areas to lower-margin areas.

City Living

	Six months ended April 30,			Three months ended April 30,
	2020	2019	Change	2020	2019	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$76.6	$152.7	(50)%	$36.8	$84.1	(56)%
Units delivered	65	136	(52)%	29	72	(60)%
Average delivered price ($ in thousands)	$1,178.5	$1,122.8	5%	$1,268.0	$1,167.7	9%

Net Contracts Signed:
Net contract value ($ in millions)	$75.1	$102.7	(27)%	$27.7	$63.1	(56)%
Net contracted units	51	64	(20)%	17	41	(59)%
Average contracted price ($ in thousands)	$1,472.5	$1,604.7	(8)%	$1,627.3	$1,538.9	6%

Home sales cost of revenues as a percentage of home sale revenues	65.9%	70.3%		62.6%	65.6%

Income before income taxes ($ in millions)	$18.2	$40.5	(55)%	$8.7	$25.9	(66)%

Number of selling communities at April 30,	3	4	(25)%
The decreases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly attributable to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, and the impacts of the COVID-19 pandemic, in particular in New York City and northern New Jersey. The increases in the average price of homes delivered in fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a significant decrease in demand following the onset of the COVID-19 pandemic, offset, in part, by increased demand prior to its onset. The decrease in the average sales price of net contracts signed in the six-month period ended April 30, 2020, as compared to the six-month-period ended April 30, 2019, was principally due a shift to less expensive units. The increase in the average sales price of net contracts signed in the three-month period ended April 30, 2020, as compared to the three-month period ended April 30, 2019, was principally due a shift to more expensive units.
The decreases in income before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to lower earnings from decreased revenues and decreases in earnings from our investments in unconsolidated entities. This decrease was partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The lower home sales cost of revenues, as a percentage of home sale revenues, was due primarily to a shift in the number of homes delivered to buildings with higher margins and impairment charges of $4.8 million and $2.0 in the six and three months ended fiscal April 30, 2019, respectively, offset, in part, by a state reimbursement of $6.5 million of previously expensed environmental cleanup costs received in the fiscal 2019 periods. As a result of decreased demand, in the six months ended April 30, 2019, we wrote down the carrying values of units in two buildings, located in Maryland and New York, New York, to their estimated fair values, which resulted in impairment charges of $4.8 million and $2.0 million in the six and three months ended fiscal April 30, 2019, respectively.
In the six months and three months ended April 30, 2020, earnings from our investments in unconsolidated entities decreased $5.1 million and $2.0 million, respectively, as compared to the six months and three months ended April 30, 2019. These decreases were primarily due to a $3.0 million other than temporary impairment charge recognized in the fiscal 2020 periods related to one Home Building Joint Venture located in New York City. In addition, the six-month period ended April 30, 2019 benefited from earnings from one joint venture which delivered its last home in the third quarter of fiscal 2019. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Six months ended April 30,				Three months ended April 30,
	2020 Units	2019 Units	2020 $	2019 $	2020 Units	2019 Units	2020 $	2019 $
Deliveries	32	42	$91.4	$91.5	9	38	$24.3	$74.3
Net contracts signed	15	15	$50.5	$53.4	7	13	$26.7	$43.8

	At April 30,				At October 31,
	2020 Units	2019 Units	2020 $	2019 $	2019 Units	2018 Units	2019 $	2018 $
Backlog	9	107	$35.4	$240.9	26	134	$76.3	$279.0
Corporate and Other
In the six months ended April 30, 2020 and 2019, loss before income taxes was $87.6 million and $64.7 million, respectively. The increase in the loss before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to higher SG&A costs; lower interest income; higher losses incurred in our apartment living operations; an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities; and directly expensed interest of $2.4 million in the fiscal 2020 period. In addition, during the fiscal 2019 period, we recognized $12.2 million from the sale of a golf club and $8.4 million from the sale of land to a newly formed Rental Property Joint Venture. These increases were partially offset by gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf club properties and a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner. The increase in SG&A was due primarily to increased compensation costs resulting from a higher number of employees for most of the six-month period, $7.5 million in charges for severance costs, which was incurred following the onset of the COVID-19 pandemic, and other compensation increases; and costs related to the implementation of new enterprise information technology systems. The increased number of employees was due primarily to an increased number of selling communities and anticipated community count growth. The increase in SG&A spending in the six-month period ended April 30, 2020 was offset, in part, by the reversal of an $8.0 million accrual for discretionary benefit plan contributions in respect of fiscal 2019. The discretionary contributions were canceled in connection with a number of cost-saving initiatives implemented following the onset of the COVID-19 pandemic.
In the three months ended April 30, 2020 and 2019, loss before income taxes was $44.5 million and $46.4 million, respectively. The decrease in the loss before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf club properties, offset, in part, by lower interest income; higher losses incurred in our apartment living operations; an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities, and higher SG&A costs, in the fiscal 2020 period, as compared to the fiscal 2019 period; and directly expensed interest of $2.4 million in the fiscal 2020 period. The increase in SG&A was due primarily to increased compensation costs resulting primarily from a higher number of employees in the first half of the second quarter, and $7.5 million in charges for severance costs, which was incurred following the onset of the COVID-19 pandemic. The increased number of employees that we had at the beginning of the quarter was due primarily to an increased number of selling communities and anticipated community count growth. This increase was offset, in part by the reversal of an $8.0 million accrual related to discretionary benefit plan contributions in respect of fiscal 2019. The discretionary contributions were canceled in connection with a number of cost reduction initiatives implemented following the onset of the COVID-19 pandemic. During the quarter, we undertook a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions.
AVAILABLE INFORMATION
Our principal Internet address is www.tollbrothers.com, and our Investor Relations website is located at www.tollbrothers.com/investor-relations. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available through our Investor Relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
The table below sets forth, at April 30, 2020, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2020	$60,942	4.24%	$13,360	0.81%
2021	71,361	4.20%	106,018	2.27%
2022	439,219	5.85%	—	—%
2023	423,077	4.37%	—	—%
2024	288,801	5.35%	—	—%
Thereafter	1,682,506	4.51%	1,250,000	1.43%
Bond discounts, premiums and deferred issuance costs, net	(9,061)		(2,818)
Total	$2,956,845	4.76%	$1,366,560	1.49%
Fair value at April 30, 2020	$2,973,111		$1,369,378
(a) Based upon the amount of variable-rate debt outstanding at April 30, 2020, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $13.7 million per year.
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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We continue to implement a new ERP system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Public health issues such as a major epidemic or pandemic have adversely affected, and could in the future adversely affect our business or financial results.
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged in Wuhan, China and subsequently spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, and on March 13, 2020, the United States issued a proclamation declaring a national emergency concerning COVID-19. Numerous states and municipalities also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to mitigate the impact of COVID-19, including quarantines, stay-at-home orders and business closure mandates requiring that individuals substantially restrict daily activities and that businesses substantially modify, curtail or cease normal operations. These actions adversely impacted our results of operations in the second quarter of fiscal 2020. In addition, due to these restrictions, and in an effort to ensure the safety of our employees, customers, trade partners and the communities in which we operate, we have substantially modified our business operations.
Our results of operations are affected by a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19, whether there is a secondary outbreak of the virus, and the impact of COVID-19 and related containment and mitigation measures on our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be materially adversely impacted.
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
In 2019, certain of our loan applicants experienced identity theft that we determined had occurred through the unauthorized access of one of our third-party service provider’s information systems, and, more recently, we were the direct target of an external cyber-attack that temporarily disrupted access to certain of our systems and may have resulted in the compromise of some proprietary internal data. To date, neither of these incidents has individually or in the aggregate resulted in any material liability to us, any material damage to our reputation, or any material disruption to our operations. However, we expect that we will continue to be the target of additional and increasingly sophisticated cyber-attacks and data security breaches, and the safeguards we have designed to help prevent these incidents from occurring may not be successful. Recently, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. Any increase in the frequency or scope of cyber-attacks during the pandemic may exacerbate these data security risks. If we experience additional cyber-attacks or data security breaches in the future, we could suffer material liabilities, our reputation could be materially damaged and our operations could be materially disrupted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2020 to February 29, 2020	485	$37.47	485	7,829
March 1, 2020 to March 31, 2020	3,766	$37.00	3,766	19,999
April 1, 2020 to April 30, 2020	1	$21.25	1	19,998
Total	4,252	$37.05	4,252
(a) Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2020, we withheld 2,719 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $94,000 of income tax withholdings and we issued the remaining 6,714 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
        Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2020, the net exercise method was not employed to exercise options.
(b) On March 10, 2020, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This new authorization terminated, effective March 10, 2020, the existing authorization that had been in effect since December 10, 2019. Our Board of Directors did not fix any expiration date for the current share repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2020.
Dividends
During the six months ended April 30, 2020, we paid cash dividends of $0.22 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At April 30, 2020, under our bank credit agreements, we could have paid up to approximately $2.41 billion of cash dividends.

ITEM 6. EXHIBITS

4.1*
Twenty-fourth Supplemental Indenture dated April 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, filed on June 8, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	June 8, 2020	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 8, 2020	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)