Form 10-Q
period 2020-07-31
Toll Brothers, Inc.
filed 2020-09-04
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2020
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
At September 1, 2020, there were approximately 126,183,000 shares of Common Stock, par value $0.01 per share, outstanding.

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
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the ongoing COVID-19 pandemic, which are highly uncertain, unpredictable and outside of our control, including the severity of COVID-19 and the duration of the outbreak, the duration of social distancing and shelter-in-place orders, whether there is a secondary outbreak of the virus, further mitigation strategies taken by applicable government authorities, the availability of a vaccine, adequate testing and therapeutic treatments and the prevalence of widespread immunity to COVID-19, and the effectiveness of economic relief measures implemented by governments;
•the effect of general economic conditions, including potential impacts from political uncertainty, civil unrest, employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such parcels;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations;
•levels of competition;
•the price and availability of lumber, other raw materials and labor;
•transportation costs;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2020	October 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$559,348	$1,286,014
Inventory	8,034,515	7,873,048
Property, construction, and office equipment, net	313,513	273,412
Receivables, prepaid expenses, and other assets (1)	968,416	715,441
Mortgage loans held for sale, at fair value	161,540	218,777
Customer deposits held in escrow	78,094	74,403
Investments in unconsolidated entities	412,766	366,252
Income taxes receivable	9,239	20,791
	$10,537,431	$10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,082,025	$1,111,449
Senior notes	2,661,301	2,659,898
Mortgage company loan facility	122,189	150,000
Customer deposits	437,008	385,596
Accounts payable	375,900	348,599
Accrued expenses	1,014,822	950,932
Income taxes payable	118,058	102,971
Total liabilities	5,811,303	5,709,445
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at July 31, 2020 and October 31, 2019	1,529	1,529
Additional paid-in capital	722,115	726,879
Retained earnings	4,978,832	4,774,422
Treasury stock, at cost — 26,997 and 11,999 shares at July 31, 2020 and October 31, 2019, respectively	(1,022,406)	(425,183)
Accumulated other comprehensive loss	(4,996)	(5,831)
Total stockholders’ equity	4,675,074	5,071,816
Noncontrolling interest	51,054	46,877
Total equity	4,726,128	5,118,693
	$10,537,431	$10,828,138

(1) As of July 31, 2020 and October 31, 2019, receivables, prepaid expenses, and other assets include $155.0 million and $145.8 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Revenues:
Home sales	$4,441,383	$4,788,335	$1,627,812	$1,756,970
Land sales	90,609	56,631	23,677	8,721
	4,531,992	4,844,966	1,651,489	1,765,691

Cost of revenues:
Home sales	3,629,525	3,818,347	1,318,936	1,401,755
Land sales	80,959	43,406	22,259	6,232
	3,710,484	3,861,753	1,341,195	1,407,987
Selling, general and administrative	531,819	527,318	160,649	186,709
Income from operations	289,689	455,895	149,645	170,995
Other:
Income (loss) from unconsolidated entities	5,304	17,759	(2,566)	7,200
Other income – net	24,917	40,867	4,786	8,721
Income before income taxes	319,910	514,521	151,865	186,916
Income tax provision	72,603	126,829	37,104	40,598
Net income	$247,307	$387,692	$114,761	$146,318

Other comprehensive income, net of tax	835	168	279	56
Total comprehensive income	$248,142	$387,860	$115,040	$146,374

Per share:
Basic earnings	$1.89	$2.65	$0.91	$1.01
Diluted earnings	$1.87	$2.63	$0.90	$1.00

Weighted-average number of shares:
Basic	131,024	146,041	126,722	144,750
Diluted	132,032	147,479	127,399	146,275

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the nine months ended July 31, 2020 and 2019:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2019	1,529	726,879	4,774,422	(425,183)	(5,831)	46,877	5,118,693
Net income			247,307				247,307
Purchase of treasury stock				(633,873)			(633,873)
Exercise of stock options and stock based compensation issuances		(24,687)		34,875			10,188
Employee stock purchase plan issuances		(713)		1,775			1,062
Stock-based compensation		20,636					20,636
Dividends declared			(42,897)				(42,897)
Other comprehensive income					835		835
Loss attributable to non-controlling interest						(6)	(6)
Capital contributions, net						4,183	4,183
Balance, July 31, 2020	1,529	722,115	4,978,832	(1,022,406)	(4,996)	51,054	4,726,128

Balance, October 31, 2018	1,779	727,053	5,161,551	(1,130,878)	694	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax			(17,987)				(17,987)
Net income			387,692				387,692
Purchase of treasury stock				(167,474)			(167,474)
Exercise of stock options and stock based compensation issuances		(21,951)		26,412			4,461
Employee stock purchase plan issuances		(42)		1,018			976
Stock-based compensation		19,351					19,351
Dividends declared			(48,301)				(48,301)
Other comprehensive income					168		168
Loss attributable to non-controlling interest						(5)	(5)
Capital contributions						36,664	36,664
Balance, July 31, 2019	1,779	724,411	5,482,955	(1,270,922)	862	45,372	4,984,457

For the three months ended July 31, 2020 and 2019:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, April 30, 2020	1,529	725,246	4,878,017	(1,034,999)	(5,275)	49,204	4,613,722
Net income			114,761				114,761
Purchase of treasury stock				(320)			(320)
Exercise of stock options and stock based compensation issuances		(6,858)		12,473			5,615
Employee stock purchase plan issuances		(107)		440			333
Stock-based compensation		3,834					3,834
Dividends declared			(13,946)				(13,946)
Other comprehensive income					279		279
Income attributable to non-controlling interest						2	2
Capital contributions, net						1,848	1,848
Balance, July 31, 2020	1,529	722,115	4,978,832	(1,022,406)	(4,996)	51,054	4,726,128

Balance, April 30, 2019	1,779	721,311	5,352,424	(1,135,166)	806	45,086	4,986,240
Net income			146,318				146,318
Purchase of treasury stock				(142,230)			(142,230)
Exercise of stock options and stock based compensation issuances		(2,284)		6,167			3,883
Employee stock purchase plan issuances		(51)		307			256
Stock-based compensation		5,435					5,435
Dividends declared			(15,787)				(15,787)
Other comprehensive income					56		56
Loss attributable to non-controlling interest						(1)	(1)
Capital contributions						287	287
Balance, July 31, 2019	1,779	724,411	5,482,955	(1,270,922)	862	45,372	4,984,457

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2020	2019
Cash flow provided by operating activities:
Net income	$247,307	$387,692
Adjustments to reconcile net income to net provided by operating activities:
Depreciation and amortization	46,700	51,423
Stock-based compensation	20,636	19,351
Income from unconsolidated entities	(5,304)	(17,759)
Distributions of earnings from unconsolidated entities	17,996	25,919
Income from foreclosed real estate and distressed loans	(602)	(487)
Deferred tax provision	14,804	7,045
Inventory impairments and write-offs	21,934	31,636
Gain on the sale of golf club properties and an office building	(12,970)	(13,331)
Other	44	(536)
Changes in operating assets and liabilities
Increase in inventory	(124,235)	(264,965)
Origination of mortgage loans	(1,191,066)	(1,074,392)
Sale of mortgage loans	1,250,109	1,078,105
Increase in receivables, prepaid expenses, and other assets	(172,790)	(155,843)
Decrease in income taxes receivable	11,552
Increase in customer deposits – net	47,222	44,726
Decrease in accounts payable and accrued expenses	(29,742)	(109,775)
Increase in income taxes payable		13,652
Net cash provided by operating activities	141,595	22,461
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(75,001)	(61,278)
Investments in unconsolidated entities	(47,310)	(43,260)
Return of investments in unconsolidated entities	42,639	112,373
Investment in foreclosed real estate and distressed loans	(866)	(602)
Return of investments in foreclosed real estate and distressed loans	1,751	1,649
Proceeds from the sale of golf club properties and an office building	15,617	33,539
Business acquisitions	(60,349)	(92,840)
Net cash used in investing activities	(123,519)	(50,419)
Cash flow used in financing activities:
Proceeds from loans payable	3,250,010	1,940,998
Debt issuance costs		(1,948)
Principal payments of loans payable	(3,334,431)	(1,696,827)
Redemption of senior notes		(350,000)
Proceeds from stock-based benefit plans, net	11,252	5,441
Purchase of treasury stock	(633,873)	(167,474)
Dividends paid	(42,650)	(48,140)
(Payments) receipts related to noncontrolling interest, net	(1,935)	49
Net cash used in financing activities	(751,627)	(317,901)
Net decrease in cash, cash equivalents, and restricted cash	(733,551)	(345,859)
Cash, cash equivalents, and restricted cash, beginning of period	1,319,643	1,182,939
Cash, cash equivalents, and restricted cash, end of period	$586,092	$837,080

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2019 balance sheet amounts and disclosures included herein have been derived from our October 31, 2019 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (“2019 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2020; the results of our operations and changes in equity for the nine-month and three-month periods ended July 31, 2020 and 2019; and our cash flows for the nine-month periods ended July 31, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. The Company is currently subject to risks and uncertainties resulting from the novel coronavirus (COVID-19) pandemic, which significantly and adversely impacted our results of operations in the second quarter of fiscal 2020 and, to a lesser extent, in the third quarter of fiscal 2020. The impacts of COVID-19 are likely to continue to impact our results of operations as well as our business operations. As a result, actual results could differ from the estimates and assumptions we make that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes, and such differences may be material.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2020, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $437.0 million and $385.6 million at July 31, 2020 and October 31, 2019, respectively. Of the outstanding customer deposits held as of October 31, 2019, we recognized $260.6 million and $83.8 million in home sales revenues during the nine months and three months ended July 31, 2020, respectively.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2018-11 also provides an entity with a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, became effective for our fiscal year beginning November 1, 2019, and we adopted the new standard using a modified retrospective approach. The prior year period was not recast and our Condensed Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. We elected to apply the transition provisions that allow us to carry forward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, we elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. As a result of the adoption, we recorded a right-of-use (“ROU”) asset and lease liability of $114.5 million and $118.5 million, respectively, as of November 1, 2019. The ROU asset is included in “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Condensed Consolidated Balance Sheet. The adoption of ASU 2016-02 had no impact on retained earnings and did not materially impact our Condensed Consolidated Statements of Operations and Comprehensive Income or Condensed Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 will be effective for our fiscal year beginning November 1, 2020, with early adoption permitted as of November 1, 2019. We continue to evaluate the impact of this standard, however we believe that the adoption of ASU 2016-13 will not have a material impact on our consolidated financial statements or disclosures.
2. Acquisitions
In our second quarter of fiscal 2020, we acquired substantially all of the assets and operations of Thrive Residential (“Thrive”), an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee, for approximately $60.3 million in cash. The assets acquired, based on our preliminary purchase price allocation, were primarily inventory for future communities, including approximately 680 home sites owned or controlled through land purchase agreements.
During fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), respectively, for an aggregate of approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired for both acquisitions, based on our purchase price allocations, which we finalized in the second quarter of fiscal 2020, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. There were no significant adjustments between the preliminary and final purchase price allocations. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes at the dates of acquisitions was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities.
The acquisitions discussed above were accounted for as business combinations and were not material to our results of operations or financial condition.
3. Inventory
Inventory at July 31, 2020 and October 31, 2019 consisted of the following (amounts in thousands):

	July 31, 2020	October 31, 2019
Land controlled for future communities	$167,694	$182,929
Land owned for future communities	963,399	868,202
Operating communities	6,903,422	6,821,917
	$8,034,515	$7,873,048

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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	July 31, 2020	October 31, 2019
Land owned for future communities:
Number of communities	15	16
Carrying value (in thousands)	$112,133	$120,857
Operating communities:
Number of communities	1	1
Carrying value (in thousands)	$5,840	$2,871
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Land controlled for future communities	$16,765	$7,256	$3,926	$3,579
Land owned for future communities	4,869		2,764
Operating communities	300	24,380		1,100
	$21,934	$31,636	$6,690	$4,679
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
At July 31, 2020, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2020, we determined that 191 land purchase contracts, with an aggregate purchase price of $2.17 billion, on which we had made aggregate deposits totaling $164.2 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2019, we determined that 127 land purchase contracts, with an aggregate purchase price of $2.00 billion, on which we had made aggregate deposits totaling $149.2 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Interest capitalized, beginning of period	$311,323	$319,364	$324,864	$328,583
Interest incurred	131,547	131,830	41,794	43,968
Interest expensed to home sales cost of revenues	(111,278)	(125,862)	(40,467)	(46,635)
Interest expensed to land sales cost of revenues	(4,124)	(945)	(2,820)	(310)
Interest expensed in other income	(2,440)
Interest capitalized on investments in unconsolidated entities	(2,790)	(3,936)	(1,013)	(852)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	208	4,802	88	499
Interest capitalized, end of period	$322,446	$325,253	$322,446	$325,253

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
The table below provides information as of July 31, 2020, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	9	4	25	7	45
Investment in unconsolidated entities	$129,019	$37,608	$225,294	$20,845	$412,766
Number of unconsolidated entities with funding commitments by the Company	3	—	9	1	13
Company’s remaining funding commitment to unconsolidated entities	$30,300	$—	$24,251	$3,675	$58,226
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2020, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	1	22	27
Aggregate loan commitments	$158,823	$43,054	$1,607,742	$1,809,619
Amounts borrowed under loan commitments	$133,654	$43,054	$1,150,967	$1,327,675
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
Land Development Joint Ventures
During the nine months ended July 31, 2020, our Land Development Joint Ventures sold approximately 568 lots and recognized revenues of $59.4 million. We acquired 118 of these lots for $10.5 million. During the nine months ended July 31, 2019, our Land Development Joint Ventures sold approximately 680 lots and recognized revenues of $182.4 million. We acquired 248 of these lots for $116.9 million. Our share of the joint venture income from the lots we acquired was insignificant.
During the three months ended July 31, 2020, our Land Development Joint Ventures sold approximately 235 lots and recognized revenues of $15.5 million. We acquired 32 of these lots for $2.7 million. During the three months ended July 31,

2019, our Land Development Joint Ventures sold approximately 182 lots and recognized revenues of $43.5 million. We acquired 53 of these lots for $20.4 million. Our share of the joint venture income from the lots we acquired was insignificant.
In the third quarter of fiscal 2020, we entered into a joint venture with an unrelated party to purchase and develop a parcel of land located in Bethesda, Maryland. The joint venture expects to develop approximately 309 home sites on this land and intends to sell approximately 50% of the value of the home sites to each of the members of the joint venture. We have a 50% interest in this joint venture. At July 31, 2020, we had an investment of $24.6 million in this joint venture and were committed to make additional contributions to this joint venture of up to $2.0 million. Concurrent with its formation, the joint venture entered into a revolving loan agreement with an unrelated party in an aggregate amount of $48.0 million. At July 31, 2020, the joint venture had $32.7 million of outstanding borrowings under the loan.
Home Building Joint Ventures
During the nine months ended July 31, 2020 and 2019, our Home Building Joint Ventures delivered 41 homes with a sales value of $127.0 million and 105 homes with a sales value of $217.6 million, respectively. During the three months ended July 31, 2020 and 2019, our Home Building Joint Ventures delivered 9 homes with a sales value of $35.6 million and 33 homes with a sales value of $95.8 million, respectively. We recognized an other than temporary impairment charge in connection with one Home Building Joint Venture of $3.0 million during the nine months ending July 31, 2020, which is included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No charges were recognized in the three-month period ended July 31, 2020 or in the nine-month and three-month periods ending July 31, 2019.
In our first quarter of fiscal 2020, one of our Home Building Joint Ventures refinanced its existing $236.5 million construction loan with a $76.6 million post-construction loan that extended the maturity date of the loan to November 2021 and revised certain guarantees provided for under the original construction loan. At July 31, 2020, this joint venture had $43.1 million of borrowings outstanding under the post-construction loan.
Rental Property Joint Ventures
As of July 31, 2020, our Rental Property Joint Ventures, including those that we consolidate, owned 28 for-rent apartment projects and a hotel, which are located in multiple metropolitan areas throughout the country. At July 31, 2020, these joint ventures had approximately 2,000 units that were occupied or ready for occupancy, 2,050 units in the lease-up stage, and 5,000 units in the design phase or under development. In addition, we either own, have under contract, or under a letter of intent approximately 10,650 units, including 200 units under active development, that we generally intend to develop in joint ventures with unrelated parties in the future.
In the first quarter of fiscal 2020, we sold all of our ownership interest in one of our Rental Property Joint Ventures to our partner for cash of $16.8 million, net of closing costs. The joint venture had owned, developed, and operated multifamily residential apartments in northern New Jersey. In connection with the sale, our guarantee of the joint venture’s existing $76.0 million loan was assumed by our partner. We recognized a gain of $10.7 million in the nine months ended July 31, 2020, which is included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the second quarter of fiscal 2020, a joint venture that we had previously consolidated due to our controlling financial interest entered into a separate unconsolidated joint venture to admit an unrelated capital member that acquired a 75% interest for an aggregate amount of $19.1 million. This unconsolidated joint venture purchased the assets of the consolidated joint venture and we recognized a gain on land sale of $0.9 million in the nine months ended July 31, 2020. This unconsolidated joint venture is developing a luxury for-rent residential apartment project located in suburban Boston, Massachusetts. At July 31, 2020, we had an aggregate investment of $9.1 million in the unconsolidated joint venture. Concurrent with its formation, the unconsolidated joint venture entered into a construction loan agreement with an unrelated party for an aggregate amount of $75.4 million to finance the development of this project. At July 31, 2020, the unconsolidated joint venture had no outstanding borrowings under this construction loan facility.
In the first and third quarters of fiscal 2020, we entered into five separate joint ventures with unrelated parties to develop (i) luxury for-rent residential apartment projects located in Dallas, Texas, Plano, Texas, Decatur, Georgia, and Philadelphia, Pennsylvania; and (ii) a student housing community in State College, Pennsylvania. Prior to the formation of these joint ventures, we acquired the properties and incurred an aggregate of approximately $73.7 million of land and land development costs. Our partners acquired interests in these entities ranging from 50% to 70% for an aggregate amount of $39.1 million. At July 31, 2020, we had an aggregate investment of $53.5 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements with unrelated parties for an aggregate amount of $213.2 million to finance the development of these projects. At July 31, 2020, the joint ventures had $29.0 million outstanding borrowings under these construction loan facilities.

In the first quarter of fiscal 2019, we entered into two separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects located in Harrison, New York and Frisco, Texas. Prior to the formation of these joint ventures, we acquired the properties and incurred approximately $41.9 million of land and land development costs. Our partners each acquired a 75% interest in these entities for an aggregate amount of $39.8 million and we recognized a gain on land sale of $8.4 million in the nine months ended July 31, 2019. At July 31, 2020, we had an aggregate investment of $15.8 million in these joint ventures. Concurrent with their formation, these joint ventures entered into construction loan agreements with unrelated parties for an aggregate amount of $134.4 million. At July 31, 2020, the joint ventures had $82.1 million outstanding borrowings under these construction loan facilities.
In fiscal 2019 and 2018, we entered into five separate joint ventures with unrelated parties to develop luxury for-rent residential apartment projects and student housing communities located in Boston, Massachusetts, San Diego, California, Tempe, Arizona and Miami, Florida. We contributed an aggregate of $95.5 million for our initial ownership interests in these joint ventures, which ranged from 50% to 98%. Due to our controlling financial interest, our power to direct the activities that most significantly impact each joint venture’s performance, and/or our obligation to absorb expected losses or receive benefits from these joint ventures, we consolidated these joint ventures at July 31, 2020 and October 31, 2019. The carrying value of these joint ventures’ assets totaling $155.0 million and $145.8 million are reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of July 31, 2020 and October 31, 2019, respectively. Our partners’ interests aggregating $45.1 million and $41.0 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of July 31, 2020 and October 31, 2019, respectively. These joint ventures intend to admit additional equity investors and secure third-party financing at a later date. At such time, it is expected that these entities would no longer be consolidated.
In fiscal 2019, we entered into a joint venture with unrelated parties to develop, build, and operate single-family rental communities. As of July 31, 2020, we have invested $2.9 million in this joint venture and have committed to invest up to $60.0 million.
In 1998, we formed the Trust to invest in commercial real estate opportunities. The Trust is effectively owned one-third by us; one-third by current and former members of our senior management; and one-third by an unrelated party. As of July 31, 2020, our investment in the Trust was zero as cumulative distributions received from the Trust have been in excess of the carrying amount of our net investment. We provide development, finance, and management services to the Trust and recognized fees under the terms of various agreements in the amount of $0.8 million in each of the nine-month periods ended July 31, 2020 and 2019.
Gibraltar Joint Ventures
We, through our wholly owned subsidiary, Gibraltar Capital and Asset Management, LLC (“Gibraltar”), have entered into six ventures with an institutional investor to provide builders and developers with land banking and venture capital. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We also are a member in a separate venture with the same institutional investor, which purchased, from Gibraltar, certain foreclosed real estate owned and distressed loans in fiscal 2016. Our ownership interest in these ventures is approximately 25%. We may invest up to $100.0 million in these ventures. As of July 31, 2020, we had an aggregate investment of $20.8 million in these ventures.
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
We believe that, as of July 31, 2020, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At July 31, 2020, certain unconsolidated entities have loan commitments aggregating $1.47 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $216.0 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2020, the unconsolidated entities had borrowed an aggregate of $985.4 million, of which we estimate $161.4 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 3 months to 3.8 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
As of July 31, 2020, the estimated aggregate fair value of the guarantees provided by us related to debt and other obligations of certain unconsolidated entities was approximately $5.7 million. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities
At July 31, 2020 and October 31, 2019, we determined that 16 and 18 of our joint ventures, respectively, were VIEs under the guidance of ASC 810, “Consolidation.” For 11 and 13 of these VIEs as of July 31, 2020 and October 31, 2019, respectively, we concluded that we were not the primary beneficiary of these VIEs because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and the other members. The information presented below regarding the investments, commitments, and guarantees in unconsolidated entities deemed to be VIEs is also included in the information provided above.
As of July 31, 2020, we have consolidated five Rental Property Joint Ventures. The carrying value of these joint ventures’ assets totaling $155.0 million is reflected in “Receivables, prepaid expenses, and other assets” in our Condensed Consolidated Balance Sheet as of July 31, 2020. Our partners’ interests aggregating $45.1 million in the joint ventures are reflected as a component of “Noncontrolling interest” in our Condensed Consolidated Balance Sheet as of July 31, 2020. These joint ventures were determined to be VIEs due to their current inability to finance their activities without additional subordinated financial support as well as our partners’ inability to participate in the significant decisions of the joint venture and their lack of substantive kick-out rights. We further concluded that we are the primary beneficiary of these VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan.
At July 31, 2020 and October 31, 2019, our investments in the unconsolidated entities deemed to be VIEs totaled $44.5 million and $37.0 million, respectively. At July 31, 2020 and October 31, 2019, the maximum exposure of loss to our investments in these entities was limited to our investments in the unconsolidated VIEs, except with regard to $42.0 million and $76.0 million, respectively, of loan guarantees and $11.1 million and $8.3 million, respectively, of additional commitments to the VIEs. Of our potential exposure for these loan guarantees at July 31, 2020 and October 31, 2019, $11.1 million and $76.0 million, respectively, is related to loan repayment and carry cost guarantees, of which $8.6 million and $76.0 million was borrowed at July 31, 2020 and October 31, 2019, respectively.

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	July 31, 2020	October 31, 2019
Cash and cash equivalents	$98,313	$85,819
Inventory	542,824	579,226
Loans receivable, net	66,779	56,545
Rental properties	1,049,035	1,021,848
Rental properties under development	768,686	535,197
Real estate owned	6,752	12,267
Other assets	167,279	212,761
Total assets	$2,699,668	$2,503,663
Debt, net of deferred financing costs	$1,328,035	$1,226,857
Other liabilities	169,440	175,827
Members’ equity	1,201,846	1,100,563
Noncontrolling interest	347	416
Total liabilities and equity	$2,699,668	$2,503,663
Company’s net investment in unconsolidated entities (1)	$412,766	$366,252
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
Condensed Statements of Operations:

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Revenues	$291,179	$511,226	$78,897	$179,608
Cost of revenues	203,127	443,740	57,778	154,787
Other expenses	100,419	64,027	27,237	22,674
Total expenses	303,546	507,767	85,015	177,461
Gain on disposition of loans and real estate owned	1,053	4,383	1,053	689
(Loss) income from operations	(11,314)	7,842	(5,065)	2,836
Other income	977	31,584	448	29,846
(Loss) income before income taxes	(10,337)	39,426	(4,617)	32,682
Income tax (benefit) provision	(111)	596	37	201
Net (loss) income including earnings from noncontrolling interests	(10,226)	38,830	(4,654)	32,481
Less: income (loss) attributable to noncontrolling interest	34	(9,600)	34	(7,521)
Net (loss) income attributable to controlling interest	$(10,192)	$29,230	$(4,620)	$24,960
Company’s equity (deficit) in earnings of unconsolidated entities (1)	$5,304	$17,759	$(2,566)	$7,200
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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2020 and October 31, 2019, consisted of the following (amounts in thousands):

	July 31, 2020	October 31, 2019
Expected recoveries from insurance carriers and others	$79,818	$114,162
Improvement cost receivable	108,006	100,864
Escrow cash held by our captive title company	25,590	32,863
Properties held for rental apartment and commercial development	534,843	367,072
Prepaid expenses	25,475	26,041
Right-of-use asset (1)	106,049	—
Other	88,635	74,439
	$968,416	$715,441
(1)  On November 1, 2019, we adopted ASU 2016-02 which resulted in the establishment of an ROU asset on our Condensed Consolidated Balance Sheet as of January 31, 2020. The Condensed Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the adoption of ASU 2016-02.
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of July 31, 2020 and October 31, 2019, properties held for rental apartment and commercial development include $155.0 million and $145.8 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2020 and October 31, 2019, loans payable consisted of the following (amounts in thousands):

	July 31, 2020	October 31, 2019
Senior unsecured term loan	$800,000	$800,000
Loans payable – other	284,934	314,577
Deferred issuance costs	(2,909)	(3,128)
	$1,082,025	$1,111,449
Senior Unsecured Term Loan
At July 31, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2024. At July 31, 2020, the interest rate on borrowings was 1.47% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
Revolving Credit Facility
We have a $1.905 billion, five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility is scheduled to mature on November 1, 2024. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at July 31, 2020, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.15 billion. Under the terms of the Revolving Credit Facility, at July 31, 2020, our leverage ratio was approximately 0.68 to 1.00, and our tangible net worth was approximately $4.62 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.09 billion as of July 31, 2020. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.47 billion as of July 31, 2020.

At July 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $129.3 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At July 31, 2020, the interest rate on borrowings under the Revolving Credit Facility would have been 1.50% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2020, the weighted-average interest rate on “Loans payable – other” was 4.48% per annum.
Senior Notes
At July 31, 2020, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.67 billion.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. In December 2019, the Warehousing Agreement was amended to extend the expiration date on substantially the same terms as the existing agreement. The Warehousing Agreement, as amended, expires on December 4, 2020, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At July 31, 2020, the interest rate on the Warehousing Agreement, as amended, was 2.06% per annum.
7. Accrued Expenses
Accrued expenses at July 31, 2020 and October 31, 2019 consisted of the following (amounts in thousands):

	July 31, 2020	October 31, 2019
Land, land development, and construction	$184,805	$192,658
Compensation and employee benefits	184,024	183,592
Escrow liability	23,919	31,587
Self-insurance	198,638	193,405
Warranty	158,399	201,886
Lease liabilities (1)	125,231	—
Deferred income	35,427	51,678
Interest	45,854	31,307
Commitments to unconsolidated entities	8,499	9,283
Other	50,026	55,536
	$1,014,822	$950,932
(1)  On November 1, 2019, we adopted ASU 2016-02, which resulted in the establishment of lease liabilities on our Condensed Consolidated Balance Sheet as of January 31, 2020. The Condensed Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the adoption of ASU 2016-02.

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Balance, beginning of period	$201,886	$258,831	$157,154	$223,655
Additions – homes closed during the period	23,252	23,771	8,975	8,817
Addition – liabilities assumed in a business acquisition	60	425		425
Increase in accruals for homes closed in prior years	5,730	1,834	2,150	1,562
Decrease to water intrusion accrual	(24,400)
Charges incurred	(48,129)	(75,942)	(9,880)	(25,540)
Balance, end of period	$158,399	$208,919	$158,399	$208,919
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). During fiscal 2020, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $81.4 million at July 31, 2020 and $124.6 million at October 31, 2019. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $69.1 million at July 31, 2020 and $97.9 million at October 31, 2019.
As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitration, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between home builders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. While our primary insurance carrier has funded substantially all of the water intrusion claims that we have submitted to it to date, other insurance carriers have recently disputed coverage for the same claims under policies that are substantially the same. As a result, we entered arbitration proceedings during the third quarter of fiscal 2019 with these carriers. Based on the legal merits that support our pending insurance claims, review by legal counsel, our history of collecting significant amounts funded by our primary carrier under policies that are substantially the same, and the high credit ratings of our insurance carriers, we believe collection of our remaining recorded insurance receivables is probable. However, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.

8. Income Taxes
We recorded income tax provisions of $72.6 million and $126.8 million for the nine months ended July 31, 2020 and 2019, respectively. The effective tax rate was 22.7% for the nine months ended July 31, 2020, compared to 24.6% for the nine months ended July 31, 2019. For the three months ended July 31, 2020 and 2019, we recorded income tax provisions of $37.1 million and $40.6 million, respectively. The effective tax rate was 24.4% for the three months ended July 31, 2020, compared to 21.7% for the three months ended July 31, 2019. The lower effective tax rate for the nine months ended July 31, 2020 was primarily due to a benefit recognized of $7.8 million from the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2020 will be approximately 5.3%. Our state income tax rate for the full fiscal year 2019 was 6.1%.
At July 31, 2020, we had $8.4 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Total stock-based compensation expense recognized	$20,636	$19,351	$3,834	$5,435
Income tax benefit recognized	$5,169	$5,047	$891	$1,395
At July 31, 2020 and October 31, 2019, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $19.8 million and $18.7 million, respectively.
10. Stock Repurchase Program and Cash Dividends
Stock Repurchase Program
On March 10, 2020 our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2019, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions, in each case for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Number of shares purchased (in thousands)	15,948	4,767	10	3,979
Average price per share	$39.75	$35.13	$32.81	$35.74
Remaining authorization at July 31 (in thousands)	19,988	15,805	19,988	15,805

Cash Dividends
During the nine months ended July 31, 2020 and 2019, we declared and paid cash dividends of $0.33 per share to our shareholders. During the three months ended July 31, 2020 and 2019, we declared and paid cash dividends of $0.11 per share to our shareholders.
11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Numerator:
Net income as reported	$247,307	$387,692	$114,761	$146,318

Denominator:
Basic weighted-average shares	131,024	146,041	126,722	144,750
Common stock equivalents (1)	1,008	1,438	677	1,525
Diluted weighted-average shares	132,032	147,479	127,399	146,275

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	2,761	1,378	3,640	754
Shares issued under stock incentive and employee stock purchase plans	950	860	342	205
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2020	October 31, 2019
Residential Mortgage Loans Held for Sale	Level 2	$161,540	$218,777
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(1,552)	$298
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$3,964	$964
Forward Loan Commitments — IRLCs	Level 2	$(3,964)	$(964)
At July 31, 2020 and October 31, 2019, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2020	$157,237	$161,540	$4,303
At October 31, 2019	$216,280	$218,777	$2,497
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2020:
January 31	—	—	—
April 30	613 - 789	9	14.3%
July 31	—	—	—

Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%
July 31	530 - 1,113	2 - 9	7.8% - 13.0%
October 31	478 - 857	2 - 5	13.8% - 14.5%
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
				$300
Fiscal 2019:
January 31	49	5	$37,282	$5,785
April 30	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31	71	7	$18,910	6,695
				$31,075

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2020		October 31, 2019
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,084,934	$1,084,580	$1,114,577	$1,112,040
Senior notes (2)	Level 1	2,669,876	2,879,185	2,669,876	2,823,043
Mortgage company loan facility (3)	Level 2	122,189	122,189	150,000	150,000
		$3,876,999	$4,085,954	$3,934,453	$4,085,083
(1) The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2) The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3) We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Interest income	$7,667	$13,980	$869	$3,770
Income from ancillary businesses	16,652	21,622	1,548	3,536
Management fee income from home building unconsolidated entities, net	3,968	6,374	2,415	1,647
Directly expensed interest	(2,440)	—	—	—
Other	(930)	(1,109)	(46)	(232)
Total other income – net	$24,917	$40,867	$4,786	$8,721
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the nine-month periods ended July 31, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $10.9 million and $6.8 million, respectively. In the three-months ended July 31, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $3.6 million and $2.1 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Revenues	$81,276	$102,670	$27,434	$37,541
Expenses	$77,594	$94,379	$25,886	$34,005
Other income	$12,970	$13,331	$—	$—
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
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2020	October 31, 2019
Aggregate purchase commitments:
Unrelated parties	$2,635,746	$2,349,900
Unconsolidated entities that the Company has investments in	5,232	10,826
Total	$2,640,978	$2,360,726

Deposits against aggregate purchase commitments	$185,050	$168,778
Additional cash required to acquire land	2,455,928	2,191,948
Total	$2,640,978	$2,360,726
Amount of additional cash required to acquire land included in accrued expenses	$16,044	$14,620
In addition, we expect to purchase approximately 2,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2020, we also had similar purchase commitments to acquire land for apartment developments of approximately $109.4 million, of which we had outstanding deposits in the amount of $6.2 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2020, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2020, we had outstanding surety bonds amounting to $795.0 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $386.1 million of work remains on these improvements. We have an additional $178.9 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2020, we had outstanding letters of credit of $129.3 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2020, we had agreements of sale outstanding to deliver 7,239 homes with an aggregate sales value of $6.09 billion.

Mortgage Commitments
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2020	October 31, 2019
Aggregate mortgage loan commitments:
IRLCs	$655,587	$565,634
Non-IRLCs	1,728,639	1,364,972
Total	$2,384,226	$1,930,606
Investor commitments to purchase:
IRLCs	$655,587	$565,634
Mortgage loans held for sale	151,454	208,591
Total	$807,041	$774,225
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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Condensed Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. At July 31, 2020, ROU assets and lease liabilities were $106.0 million and $125.2 million, respectively. Payments on lease liabilities during the nine months and three months ended July 31, 2020 totaled $12.3 million and $4.2 million, respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the nine months and three months ended July 31, 2020, our total lease expense was $18.9 million and $6.1 million, respectively, inclusive of variable lease costs of approximately $2.2 million and $0.7 million, respectively, and short-term lease costs of approximately $3.0 million and $1.0 million, respectively. Sublease income was de minimis.
Information regarding our remaining lease payments as of July 31, 2020 is provided in the table below (amounts in thousands):

Year ended July 31, 2020
2020 (a)	$4,231
2021	19,306
2022	17,446
2023	15,027
2024	12,474
Thereafter	213,702
Total lease payments (b)	282,186
Less: Interest (c)	156,955
Present value of lease liabilities	$125,231

(a) Remaining payments are for the three months ending October 31, 2020
(b) Lease payments include options to extend lease terms that are reasonably certain of being exercised
(c) Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 9.0 years and 4.1%, respectively, at July 31, 2020.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 94.1 years and 4.5%, respectively, at July 31, 2020.
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
		(Restated)		(Restated)
Revenues:
Traditional Home Building:
North	$840,481	$976,616	$290,399	$360,008
Mid-Atlantic	556,655	522,703	201,279	213,716
South	690,809	663,109	276,319	243,420
Mountain	1,026,000	804,901	425,400	292,693
Pacific	1,225,072	1,597,157	406,424	573,492
Traditional Home Building	4,339,017	4,564,486	1,599,821	1,683,329
City Living	102,973	224,560	26,366	71,892
Corporate and other	(607)	(711)	1,625	1,749
Total home sales revenues	4,441,383	4,788,335	1,627,812	1,756,970
Land sales revenues	90,609	56,631	23,677	8,721
Total revenues	$4,531,992	$4,844,966	$1,651,489	$1,765,691

Income (loss) before income taxes:
Traditional Home Building:
North	$33,249	$47,483	$13,722	$25,126
Mid-Atlantic	20,189	29,571	13,356	11,968
South	61,612	68,711	32,422	24,397
Mountain	103,883	85,172	53,099	32,192
Pacific	207,867	336,412	76,808	121,798
Traditional Home Building	426,800	567,349	189,407	215,481
City Living	27,789	59,661	9,543	19,185
Corporate and other	(134,679)	(112,489)	(47,085)	(47,750)
Total	$319,910	$514,521	$151,865	$186,916
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2020	October 31, 2019
		(Restated)
Traditional Home Building:
North	$1,526,703	$1,487,012
Mid-Atlantic	946,295	854,470
South	1,232,172	1,165,974
Mountain	1,961,496	1,769,649
Pacific	2,475,221	2,627,417
Traditional Home Building	8,141,887	7,904,522
City Living	537,855	529,507
Corporate and other	1,857,689	2,394,109
Total	$10,537,431	$10,828,138

“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Traditional Home Building:
North	$1,478	$17,860	$1,106	$212
Mid-Atlantic	15,449	1,380	4,783	1,277
South	2,619	7,418	630	3,072
Mountain	427	102	167	87
Pacific	1,961	76	4	31
Total	21,934	26,836	6,690	4,679
City Living		4,800		—
	$21,934	$31,636	$6,690	$4,679

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2020	2019
Cash flow information:
Interest paid, net of amount capitalized	$2,672	$13,327
Income tax payments	$47,736	$107,059
Income tax refunds	$1,488	$927
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$34,215	$175,266
Increase in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net	$(208)	$(4,774)
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$122,269
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606		$104,807
Net decrease in inventory and retained earnings due to the adoption of ASC 606		$8,989
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606		$6,541
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606		$2,457
Reclassification of inventory to property, construction, and office equipment	$26,656
Noncontrolling interest	$6,118	$36,615
Transfer of other assets to inventory		$7,100
Transfer of inventory to investment in unconsolidated entities	$13,690
Transfer of other assets to investment in unconsolidated entities, net	$41,269	$11,656

Acquisition of a Business:
Fair value of assets purchased	$63,854	$97,061
Liabilities assumed	$3,505	$4,221
Cash paid	$60,349	$92,840

	At July 31,
	2020	2019
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$559,348	$836,258
Restricted cash included in receivables, prepaid expenses, and other assets	26,744	822
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$586,092	$837,080

17. Supplemental Guarantor Information
At July 31, 2020, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), has issued the following outstanding senior notes (amounts in thousands):

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

Condensed Consolidating Balance Sheet at July 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	434,550	124,798	—	559,348
Inventory			7,941,516	92,999		8,034,515
Property, construction and office equipment, net			311,670	1,843		313,513
Receivables, prepaid expenses and other assets	5,412		266,760	776,158	(79,914)	968,416
Mortgage loans held for sale, at fair value				161,540		161,540
Customer deposits held in escrow			77,678	416		78,094
Investments in unconsolidated entities			44,524	368,242		412,766
Investments in and advances to consolidated entities	4,803,019	2,719,647	185,516	206,698	(7,914,880)	—
Income taxes receivable	9,239					9,239
	4,817,670	2,719,647	9,262,214	1,732,694	(7,994,794)	10,537,431
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,082,262	34,020	(34,257)	1,082,025
Senior notes		2,661,301				2,661,301
Mortgage company loan facility				122,189		122,189
Customer deposits			435,281	1,727		437,008
Accounts payable			375,859	41		375,900
Accrued expenses	6,551	40,505	600,656	417,937	(50,827)	1,014,822
Advances from consolidated entities			328,899	666,132	(995,031)	—
Income taxes payable	118,058					118,058
Total liabilities	124,609	2,701,806	2,822,957	1,242,046	(1,080,115)	5,811,303
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	722,115	49,400		199,034	(248,434)	722,115
Retained earnings (deficit)	4,996,819	(31,559)	6,439,209	237,554	(6,663,191)	4,978,832
Treasury stock, at cost	(1,022,406)					(1,022,406)
Accumulated other comprehensive loss	(4,996)					(4,996)
Total stockholders’ equity	4,693,061	17,841	6,439,257	439,594	(6,914,679)	4,675,074
Noncontrolling interest				51,054		51,054
Total equity	4,693,061	17,841	6,439,257	490,648	(6,914,679)	4,726,128
	4,817,670	2,719,647	9,262,214	1,732,694	(7,994,794)	10,537,431

Condensed Consolidating Balance Sheet at October 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	—	—	1,082,067	203,947	—	1,286,014
Inventory			7,791,759	81,289		7,873,048
Property, construction and office equipment, net			263,140	10,272		273,412
Receivables, prepaid expenses and other assets			224,681	610,541	(119,781)	715,441
Mortgage loans held for sale, at fair value				218,777		218,777
Customer deposits held in escrow			74,303	100		74,403
Investments in unconsolidated entities			50,594	315,658		366,252
Investments in and advances to consolidated entities	5,172,737	2,704,551	163,371	147,413	(8,188,072)	—
Income taxes receivable	20,791					20,791
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable			1,109,614	36,092	(34,257)	1,111,449
Senior notes		2,659,898				2,659,898
Mortgage company loan facility				150,000		150,000
Customer deposits			383,583	2,013		385,596
Accounts payable			347,715	884		348,599
Accrued expenses	754	26,812	569,476	443,180	(89,290)	950,932
Advances from consolidated entities			1,052,370	503,058	(1,555,428)	—
Income taxes payable	102,971					102,971
Total liabilities	103,725	2,686,710	3,462,758	1,135,227	(1,678,975)	5,709,445
Equity
Stockholders’ equity
Common stock	1,529		48	3,006	(3,054)	1,529
Additional paid-in capital	726,879	49,400		177,034	(226,434)	726,879
Retained earnings (deficit)	4,792,409	(31,559)	6,187,109	225,853	(6,399,390)	4,774,422
Treasury stock, at cost	(425,183)					(425,183)
Accumulated other comprehensive loss	(5,831)					(5,831)
Total stockholders’ equity	5,089,803	17,841	6,187,157	405,893	(6,628,878)	5,071,816
Noncontrolling interest				46,877		46,877
Total equity	5,089,803	17,841	6,187,157	452,770	(6,628,878)	5,118,693
	5,193,528	2,704,551	9,649,915	1,587,997	(8,307,853)	10,828,138

Condensed Consolidating Statement of Operations and Comprehensive Income for the nine months ended July 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			4,415,086	26,297		4,441,383
Land sales and other			68,142	159,691	(137,224)	90,609
	—	—	4,483,228	185,988	(137,224)	4,531,992

Cost of revenues:
Home sales			3,613,839	20,717	(5,031)	3,629,525
Land sales and other			43,303	97,368	(59,712)	80,959
	—	—	3,657,142	118,085	(64,743)	3,710,484
Selling, general and administrative	200	53	554,591	45,828	(68,853)	531,819
Income (loss) from operations	(200)	(53)	271,495	22,075	(3,628)	289,689
Other:
Income (loss) from unconsolidated entities			14,589	(9,285)		5,304
Other income – net			16,719	11,158	(2,960)	24,917
Intercompany interest income		98,080	4,539	4,020	(106,639)	—
Interest expense		(98,027)	(4,129)	(5,071)	107,227	—
Income from subsidiaries	320,111		22,898		(343,009)	—
Income before income taxes	319,911	—	326,111	22,897	(349,009)	319,910
Income tax provision	72,603		74,010	5,197	(79,207)	72,603
Net income	247,308	—	252,101	17,700	(269,802)	247,307
Other comprehensive income, net of tax	835					835
Total comprehensive income	248,143	—	252,101	17,700	(269,802)	248,142

Condensed Consolidating Statement of Operations and Comprehensive Income for the nine months ended July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			4,707,462	80,873		4,788,335
Land sales and other			52,712	144,913	(140,994)	56,631
	—	—	4,760,174	225,786	(140,994)	4,844,966

Cost of revenues:
Home sales			3,753,209	64,397	741	3,818,347
Land sales and other			14,935	79,406	(50,935)	43,406
	—	—	3,768,144	143,803	(50,194)	3,861,753
Selling, general and administrative	491	2,022	552,772	55,346	(83,313)	527,318
Income (loss) from operations	(491)	(2,022)	439,258	26,637	(7,487)	455,895
Other:
Income from unconsolidated entities			8,786	8,973		17,759
Other income – net			15,986	15,521	9,360	40,867
Intercompany interest income		99,853	1,752	4,782	(106,387)	—
Interest expense		(97,831)	(4,782)	(1,901)	104,514	—
Income from subsidiaries	515,012		54,012		(569,024)	—
Income before income taxes	514,521	—	515,012	54,012	(569,024)	514,521
Income tax provision	126,829		126,951	13,313	(140,264)	126,829
Net income	387,692	—	388,061	40,699	(428,760)	387,692
Other comprehensive income, net of tax	168					168
Total comprehensive income	387,860	—	388,061	40,699	(428,760)	387,860

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended July 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,616,151	11,661		1,627,812
Land sales and other			24,178	46,762	(47,263)	23,677
	—	—	1,640,329	58,423	(47,263)	1,651,489

Cost of revenues:
Home sales			1,311,978	9,431	(2,473)	1,318,936
Land sales and other			17,173	26,281	(21,195)	22,259
	—	—	1,329,151	35,712	(23,668)	1,341,195
Selling, general and administrative	100	17	169,550	12,837	(21,855)	160,649
Income (loss) from operations	(100)	(17)	141,628	9,874	(1,740)	149,645
Other:
(Loss) income from unconsolidated entities			(126)	(2,440)		(2,566)
Other income – net			2,651	682	1,453	4,786
Intercompany interest income		32,438	1,609	1,218	(35,265)	—
Interest expense		(32,421)	(1,327)	(1,805)	35,553	—
Income from subsidiaries	151,965		7,529		(159,494)	—
Income before income taxes	151,865	—	151,964	7,529	(159,493)	151,865
Income tax provision	37,104		37,222	1,951	(39,173)	37,104
Net income	114,761	—	114,742	5,578	(120,320)	114,761
Other comprehensive income, net of tax	279					279
Total comprehensive income	115,040	—	114,742	5,578	(120,320)	115,040

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Home sales			1,740,111	16,859		1,756,970
Land sales and other			21,919	37,269	(50,467)	8,721
	—	—	1,762,030	54,128	(50,467)	1,765,691

Cost of revenues:
Home sales			1,387,423	13,432	900	1,401,755
Land sales and other			6,956	16,605	(17,329)	6,232
	—	—	1,394,379	30,037	(16,429)	1,407,987
Selling, general and administrative		627	197,722	19,251	(30,891)	186,709
Income (loss) from operations	—	(627)	169,929	4,840	(3,147)	170,995
Other:
Income from unconsolidated entities			245	6,955		7,200
Other income - net			3,731	1,271	3,719	8,721
Intercompany interest income		32,849	882	1,802	(35,533)	—
Interest expense		(32,222)	(1,802)	(937)	34,961	—
Income from consolidated subsidiaries	186,916		13,931		(200,847)	—
Income before income taxes	186,916	—	186,916	13,931	(200,847)	186,916
Income tax provision	40,598		40,596	2,764	(43,360)	40,598
Net income	146,318	—	146,320	11,167	(157,487)	146,318
Other comprehensive income, net of tax	56					56
Total comprehensive income	146,374	—	146,320	11,167	(157,487)	146,374

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2020:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	44,865	15,106	267,618	(177,176)	(8,818)	141,595
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment - net			(74,769)	(232)		(75,001)
Investments in unconsolidated entities			(697)	(46,613)		(47,310)
Return of investments in unconsolidated entities			9,507	33,132		42,639
Investment in foreclosed real estate and distressed loans				(866)		(866)
Return of investments in foreclosed real estate and distressed loans				1,751		1,751
Acquisition of a business			(60,349)			(60,349)
Proceeds from the sale of golf club properties and an office building				15,617		15,617
Investment paid - intercompany			(85,631)		85,631	—
Intercompany advances	620,406	(15,106)			(605,300)	—
Net cash (used in) provided by investing activities	620,406	(15,106)	(211,939)	2,789	(519,669)	(123,519)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			1,424,770	1,825,240		3,250,010
Principal payments of loans payable			(1,479,520)	(1,854,911)		(3,334,431)
Proceeds from stock-based benefit plans, net	11,252					11,252
Purchase of treasury stock	(633,873)					(633,873)
Dividends paid	(42,650)					(42,650)
Payments related to noncontrolling interest, net				(1,935)		(1,935)
Dividend paid - intercompany				(6,000)	6,000	—
Investment received - intercompany				85,628	(85,628)	—
Intercompany advances			(648,276)	40,161	608,115	—
Net cash (used in) provided by financing activities	(665,271)	—	(703,026)	88,183	528,487	(751,627)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(647,347)	(86,204)	—	(733,551)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,082,090	237,553	—	1,319,643
Cash, cash equivalents, and restricted cash, end of period	—	—	434,743	151,349	—	586,092

Condensed Consolidating Statement of Cash Flows for the nine months ended July 31, 2019:

	Toll Brothers, Inc.	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	39,943	5,214	197,142	(213,999)	(5,839)	22,461
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment - net			(61,847)	569		(61,278)
Investments in unconsolidated entities			(3,256)	(40,004)		(43,260)
Return of investments in unconsolidated entities			1,350	111,023		112,373
Investment in foreclosed real estate and distressed loans				(602)		(602)
Return of investments in foreclosed real estate and distressed loans				1,649		1,649
Business acquisitions			(92,840)			(92,840)
Investment paid - intercompany			(71,628)		71,628	—
Proceeds from the sale of a golf club property			15,319	18,220		33,539
Intercompany advances	170,230	344,786			(515,016)	—
Net cash (used in) provided by investing activities	170,230	344,786	(212,902)	90,855	(443,388)	(50,419)
Cash flow (used in) provided by financing activities:
Proceeds from loans payable			300,000	1,640,998		1,940,998
Debt issuance costs			(1,948)			(1,948)
Principal payments of loans payable			(55,829)	(1,640,998)		(1,696,827)
Redemption of senior notes		(350,000)				(350,000)
Proceeds from stock-based benefit plans, net	5,441					5,441
Purchase of treasury stock	(167,474)					(167,474)
Dividends paid	(48,140)					(48,140)
Receipts related to noncontrolling interest, net				49		49
Investment received - intercompany				71,628	(71,628)	—
Intercompany advances			(598,468)	77,613	520,855	—
Net cash (used in) provided by financing activities	(210,173)	(350,000)	(356,245)	149,290	449,227	(317,901)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	—	(372,005)	26,146	—	(345,859)
Cash, cash equivalents, and restricted cash, beginning of period	—	—	1,011,867	171,072	—	1,182,939
Cash, cash equivalents, and restricted cash, end of period	—	—	639,862	197,218	—	837,080

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
OVERVIEW
Our Business Environment and Current Outlook
Following the significant decline in demand that we experienced during our fiscal second quarter resulting from the COVID-19 pandemic, we saw an increase in traffic and deposits at the beginning of our fiscal third quarter as pandemic-related government restrictions began to ease. This trend continued throughout our fiscal third quarter, and we saw a significant increase in net signed contracts compared to the depressed levels experienced in the latter half of our fiscal second quarter. The number and value of net signed contracts in our 2020 fiscal third quarter also exceeded those in our 2019 fiscal third quarter. In the three months ended July 31, 2020, we signed 2,833 net contracts for the sale of Traditional Home Building Products and City Living homes with an aggregate value of $2.21 billion, compared to 2,241 net contracts with an aggregate value of $1.87 billion in the three months ended July 31, 2019, representing increases of 26% and 18% in units and dollars, respectively. This strength in demand has continued into the first month of our fiscal fourth quarter. We attribute the resurgence in demand to a number of factors, including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home. We believe these factors will continue to support demand for the foreseeable future.
During our fiscal third quarter, we continued to adapt our sales, construction and other operations to respond to the COVID-19 pandemic, including by implementing or maintaining protocols relating to worker safety, social distancing, enhanced sanitation and other processes. Our focus continues to be on keeping our employees, trade partners and customers safe while continuing to operate our business in a strong sales environment. During our fiscal third quarter, we delivered 2,022 homes and generated home sales revenues of $1.63 billion, which were up 1.4% in units and down 7.4% in dollars from the prior year period.
Although economic conditions have improved since mid-March and April, in particular for the housing industry, we remain cautious as to the impact of the COVID-19 pandemic on the economy, among other things. Economic conditions in the United States continue to remain uncertain, in particular with respect to unemployment levels, and regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will impact the U.S. economy, employment levels, financial markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. Political uncertainty and civil unrest also have the potential to adversely impact the economy. The extent of such impacts on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19, whether there are subsequent outbreaks of the virus, and the related impacts on the economy, financial markets, and our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control.
Financial and Operational Highlights
In the nine-month period ended July 31, 2020, we recognized $4.53 billion of revenues, consisting of $4.44 billion of home sales revenue and $90.6 million of land sales revenue, and net income of $247.3 million, as compared to $4.84 billion of revenues, consisting of $4.79 billion of home sales revenue and $56.6 million of land sales revenue, and $387.7 million of net income in the nine-month period ended July 31, 2019. In the three-month period ended July 31, 2020, we recognized $1.65 billion of revenues, consisting of $1.63 billion of home sales revenue and $23.7 million of land sales revenue, and net income of $114.8 million, as compared to $1.77 billion of revenues, consisting of $1.76 billion of home sales revenue and $8.7 million of land sales revenue, and $146.3 million of net income in the three-month period ended July 31, 2019.
In the nine-month periods ended July 31, 2020 and 2019, the value of net contracts signed was $5.26 billion (6,525 homes) and $5.04 billion (6,044 homes), respectively. In the three-month periods ended July 31, 2020 and 2019, the value of net contracts signed was $2.21 billion (2,833 homes) and $1.87 billion (2,241 homes), respectively.
The value of our backlog at July 31, 2020 was $6.09 billion (7,239 homes), as compared to our backlog at July 31, 2019 of $5.84 billion (6,839 homes). Our backlog at October 31, 2019 was $5.26 billion (6,266 homes), as compared to backlog of $5.52 billion (6,105 homes) at October 31, 2018.
At July 31, 2020, we had $559.3 million of cash and cash equivalents on hand and approximately $1.78 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire on November 1, 2024. At July 31, 2020, we had no borrowings and we had approximately $129.3 million of outstanding letters of credit under the Revolving Credit Facility.
At July 31, 2020, we owned or controlled through options approximately 61,400 home sites, as compared to approximately 59,200 at October 31, 2019; and approximately 53,400 at October 31, 2018. Of the approximately 61,400 total home sites that we owned or controlled through options at July 31, 2020, we owned approximately 35,300 and controlled approximately 26,100 through options. Of the 35,300 home sites owned, approximately 17,100 were substantially improved. In addition, as of July 31, 2020, we expect to purchase approximately 2,200 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At July 31, 2020, we were selling from 323 communities, compared to 333 at October 31, 2019; and 315 at October 31, 2018.
At July 31, 2020, our total stockholders’ equity and our debt to total capitalization ratio were $4.68 billion and 0.45 to 1.00, respectively.
Acquisitions
In February 2020, we acquired substantially all of the assets and operations of Thrive Residential (“Thrive”), an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee, for approximately $60.3 million in cash. The assets acquired, based on our preliminary purchase price allocation, were primarily inventory for future communities, including approximately 680 home sites owned or controlled through land purchase agreements.
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
RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the nine months and three months ended July 31, 2020 and 2019 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	% Change	2020	2019	% Change
Revenues:
Home sales	$4,441.4	$4,788.3	(7)%	$1,627.8	$1,757.0	(7)%
Land sales	90.6	56.6		23.7	8.7
	4,532.0	4,845.0	(6)%	1,651.5	1,765.7	(6)%
Cost of revenues:
Home sales	3,629.5	3,818.3	(5)%	1,318.9	1,401.8	(6)%
Land sales	81.0	43.4		22.3	6.2
	3,710.5	3,861.8	(4)%	1,341.2	1,408.0	(5)%
Selling, general and administrative	531.8	527.3	1%	160.6	186.7	(14)%
Income from operations	289.7	455.9	(36)%	149.6	171.0	(13)%
Other
Income (loss) from unconsolidated entities	5.3	17.8	(70)%	(2.6)	7.2	(136)%
Other income – net	24.9	40.9	(39)%	4.8	8.7	(45)%
Income before income taxes	319.9	514.5	(38)%	151.9	186.9	(19)%
Income tax provision	72.6	126.8	(43)%	37.1	40.6	(9)%
Net income	$247.3	$387.7	(36)%	$114.8	$146.3	(22)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	81.7%	79.7%		81.0%	79.8%
Land sales cost of revenues as a percentage of land sales revenues	89.3%	76.6%		94.0%	71.5%
SG&A as a percentage of home sale revenues	12.0%	11.0%		9.9%	10.6%
Effective tax rate	22.7%	24.6%		24.4%	21.7%

Deliveries – units	5,556	5,435	2%	2,022	1,994	1%
Deliveries – average delivered price (1)	$799.4	$881.0	(9)%	$805.1	$881.1	(9)%

Net contracts signed – value	$5,256.4	$5,035.4	4%	$2,213.9	$1,868.8	18%
Net contracts signed – units	6,525	6,044	8%	2,833	2,241	26%
Net contracts signed – average selling price (1)	$805.6	$833.1	(3)%	$781.5	$833.9	(6)%

	July 31, 2020	July 31, 2019	% Change	October 31, 2019	October 31, 2018	% Change
Backlog – value	$6,085.2	$5,844.1	4%	$5,257.1	$5,522.5	(5)%
Backlog – units	7,239	6,839	6%	6,266	6,105	3%
Backlog – average selling price (1)	$840.6	$854.5	(2)%	$839.0	$904.6	(7)%
(1) $ amounts in thousands.
Note: Due to rounding, amounts may not add.
Home Sales Revenues and Home Sales Cost of Revenues
The decrease in home sale revenues for the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was attributable to a 9% decrease in the average price of homes delivered, offset, in part, by a 2% increase in the number of homes delivered. The decrease in the average delivered home price was mainly due to a shift in the number of homes delivered to less expensive areas and/or products. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily related to a decrease in the number of homes closed in City Living and Southern California where the average prices are higher than the Company average; our strategic expansion into more affordable luxury home and attractive high-growth markets, which includes homes delivered in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions; and an increase in the number of quick delivery homes delivered, where average prices are lower than the Company average. The increase in the number of homes delivered in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was primarily due to home deliveries resulting from the Sharp and Sabal acquisitions; an increase in homes delivered in Northern California mainly attributable to closings at a large high-density condominium community; and an increase in the number of quick delivery homes in the fiscal 2020 period. These increases were partially offset by decreases in homes delivered in Southern California and City Living, primarily due to lower backlog at October 31, 2019, as compared to October 31, 2018, and lower backlog conversion in the fiscal 2020 period, as compared to the fiscal 2019 period. In addition, government mandated stay-at-home and business closure orders, and related social distancing and health and safety protocols resulting from COVID-19 had an adverse impact on the number of homes delivered in the nine-month period of fiscal 2020. This impact was more pronounced in a number of our operating communities located in states and municipalities that were highly impacted by the pandemic during our fiscal second quarter, including Pennsylvania, New Jersey, New York City and its suburbs, Connecticut, Massachusetts, Michigan, metro Seattle and California. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was principally due to a shift in the mix of revenues to lower margin products/areas; higher land, land development, material and labor costs; and the impact of purchase accounting for homes delivered from the Sharp and Sabal acquisitions. These increases were offset, in part, by lower inventory impairment charges and lower interest expense in the fiscal 2020 period, as compared to the fiscal 2019 period. In the nine months ended July 31, 2020 and 2019, interest expense, as a percentage of home sales revenues, was 2.5% and 2.6%, respectively, and we recognized inventory impairments and write-offs of $21.9 million and $31.6 million, respectively.
The decrease in home sale revenues for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was attributable to a 9% decrease in the average price of homes delivered, offset, in part, by a 1% increase in the number of homes delivered. The decrease in the average delivered home price was mainly due to a shift in the number of homes delivered to less expensive areas and/or products. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2020 period, as compared to the fiscal 2019 period, was primarily related to our strategic expansion into more affordable luxury home and attractive high-growth markets, which includes homes delivered in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions, where average prices were significantly lower than the Company average, and an increase in homes delivered in the Mountain region, where average prices were generally lower than the Company average. In addition, though significantly less severe than in our fiscal second quarter, restrictions and related impacts on economic activity from the COVID-19 pandemic continued to adversely impact our ability to construct and deliver homes in certain markets, including New Jersey, New York City, metro Seattle and California, where average prices are generally higher than the Company average. The increase in the number of homes delivered in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was primarily due to home deliveries resulting from the Sharp and Sabal acquisitions and an increase in homes delivered in the Mountain region due mainly to an increase in the number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018. These increases were partially offset by decreases in homes delivered in Southern California and City Living primarily due to lower backlog at October 31, 2019, as compared to October 31, 2018, and the impact of COVID-19. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was principally due to a shift in the mix of revenues to lower margin products/areas; higher land, land development, material and labor costs; the impact of purchase accounting for homes delivered from the Sharp and Sabal acquisitions; and higher inventory impairment charges in the fiscal 2020 period, as compared to the fiscal 2019 period. These increases were offset, in part, by lower interest expense in the fiscal 2020 period, as compared to the fiscal 2019 period. In the three months ended July 31, 2020 and 2019, interest expense, as a percentage of home sales revenues, was 2.5% and 2.6%, respectively.
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

Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $4.5 million in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019. As a percentage of home sales revenues, SG&A was 12.0% in the nine months ended July 31, 2020, as compared to 11.0% in the nine months ended July 31, 2019. The dollar increase in SG&A was due primarily to increased compensation costs resulting primarily from a higher number of employees for much of the nine month period, a $7.5 million charge for severance costs, which were incurred following the onset of the COVID-19 pandemic, other compensation increases; and costs related to the implementation of new enterprise information technology systems. The increased number of employees was due primarily to an increased number of selling communities and anticipated community count growth leading into fiscal 2020. The increase in SG&A spending in the nine-month period ended July 31, 2020 was offset, in part, by the implementation of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions, that we expanded and accelerated following the onset of the COVID-19 pandemic. Such initiatives included cancellation of discretionary benefit plan contributions related to fiscal 2019, which resulted in the reversal of an $8.0 million accrual. The increase in SG&A as a percentage of revenues was due to a higher increase in SG&A spending, at 1%, relative to revenues, which decreased 7% in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019.
SG&A spending decreased by $26.1 million in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019. As a percentage of home sales revenues, SG&A was 9.9% in the three months ended July 31, 2020, as compared to 10.6% in the three months ended July 31, 2019. The dollar decrease in SG&A was due primarily to lower sales and marketing expenses as we reduced spend following the onset of the COVID-19 pandemic and the implementation of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions, that we expanded and accelerated following the onset of the COVID-19 pandemic. The decrease in SG&A as a percentage of revenues was due to a higher decrease in SG&A spending, at 14%, relative to revenues, which decreased 7% in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019.
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
We recognize our proportionate share of the earnings and losses from these various unconsolidated entities. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment projects, which do not generate revenues and earnings for a number of years during the development of the properties. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, generally resulting in an income producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
Income (loss) from unconsolidated entities decreased by $12.5 million in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019. This decrease was primarily due to a decrease in earnings from two Home Building Joint Ventures which delivered their last homes in fiscal 2019; a $3.8 million gain recognized in the fiscal 2019 period from an asset sale by one of our Rental Property Joint Ventures; a $3.0 million other than temporary impairment charge we recognized on one of our Home Building Joint Ventures in the fiscal 2020 period; losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2020 period, as compared to the fiscal 2019 period. The decrease was offset, in part, by a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner.
We recognized a loss of $2.6 million from unconsolidated entities in the three-month period ended July 31, 2020, as compared to income of $7.2 million in the three-month period ended July 31, 2019. This decrease was primarily due to a decrease in earnings from two Home Building Joint Ventures which delivered their last homes in fiscal 2019; a $3.8 million gain recognized in the fiscal 2019 period from an asset sale by one of our Rental Property Joint Ventures; and losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2020	2019	2020	2019
Income from ancillary businesses	$16,652	$21,622	$1,548	$3,536
Management fee income from home building unconsolidated entities, net	3,968	6,374	2,415	1,647
Other	4,297	12,871	823	3,538
Total other income – net	$24,917	$40,867	$4,786	$8,721
The decrease in income from ancillary businesses in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was mainly due to a $12.2 million gain recognized from the sale of a golf club in the fiscal 2019 period; higher losses incurred in our apartment living operations; lower income from golf club operations; and $0.3 million of severance costs, in the fiscal 2020 period, as compared to the fiscal 2019 period. This decrease was partially offset by gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf clubs.
The decrease in income from ancillary businesses in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was mainly due to higher losses incurred in our apartment living operations; lower income from golf club operations; and $0.3 million of severance costs, offset, in part, by higher income from our title and mortgage operations.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decrease in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was primarily related to the decrease in the number of communities. In addition to the fees earned by our City Living and Traditional Home Building operations, in the nine-month periods ended July 31, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $10.9 million and $6.8 million, respectively. In the three-month periods ended July 31, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $3.6 million and $2.1 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decreases in “other” in the nine months and three months ended July 31, 2020, as compared to the nine months and three months ended July 31, 2019, were primarily due to lower interest income. The nine month period ended July 31, 2020 was further impacted by directly expensed interest of $2.4 million.
Income Before Income Taxes
For the nine-month period ended July 31, 2020, we reported income before income taxes of $319.9 million, as compared to $514.5 million in the nine-month period ended July 31, 2019. For the three-month period ended July 31, 2020, we reported income before income taxes of $151.9 million, as compared to $186.9 million in the three-month period ended July 31, 2019.
Income Tax Provision
We recognized an income tax provision of $72.6 million and $37.1 million in the nine-month and three-month periods ended July 31, 2020, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2020 periods, our federal tax provision would have been $67.2 million and $31.9 million in the nine-month and three-month periods ended July 31, 2020, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate were mainly due to the provision for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation. In addition, the nine-month period ended July 31, 2020 also benefited by $7.8 million from the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019, and allowed us to recognize energy credits on homes that settled primarily in fiscal 2018 and 2019.
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

Contracts
The aggregate value of net contracts signed increased $221.0 million, or 4%, in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019. In the nine-month periods ended July 31, 2020 and 2019, the value of net contracts signed was $5.26 billion (6,525 homes) and $5.04 billion (6,044 homes), respectively.
The aggregate value of net contracts signed increased $345.1 million, or 18.5%, in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019. In the three-month periods ended July 31, 2020 and 2019, the value of net contracts signed was $2.21 billion (2,833 homes) and $1.87 billion (2,241 homes), respectively.
The increases in the aggregate value of net contracts signed in the nine-month and three-month periods ended July 31, 2020, of 8% and 26%, respectively, as compared to the nine-month and three-month periods ended July 31, 2019, reflects an overall increase in demand in the housing market, as well as a resurgence in demand for our homes that began at the outset of our fiscal third quarter. We attribute the increase in demand to a number of factors, including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home. The decreases in average price of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were principally due to our strategic expansion into more affordable luxury home and attractive high-growth markets resulting in a shift in the number of contracts signed to less expensive areas and/or products.
Backlog
The value of our backlog at July 31, 2020 increased 4% to $6.09 billion (7,239 homes), as compared to the value of our backlog at July 31, 2019 of $5.84 billion (6,839 homes). Our backlog at October 31, 2019 and 2018 was $5.26 billion (6,266 homes) and $5.52 billion (6,105 homes), respectively.
The increase in the value of our backlog at July 31, 2020, as compared to the backlog at July 31, 2019, was primarily attributable to an increase in the value of net contracts signed and lower home sales revenues in the nine months ended July 31, 2020, as compared to the nine-month period ended July 31, 2019, partially offset by a lower value of backlog at October 31, 2019, as compared to October 31, 2018.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2020
At July 31, 2020 and October 31, 2019, we had $559.3 million and $1.29 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the nine-month period ended July 31, 2020 was $141.6 million. Cash provided by operating activities during the fiscal 2020 period was primarily related to net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, and deferred taxes); mortgage loans sold, net of mortgage loans originated; an increase in customer deposits – net; and a decrease in income taxes payable, offset, in part, by increases in inventory, and receivables, prepaid expenses, and other assets, and a decrease in accounts payable and accrued expenses.
In the nine-month period ended July 31, 2020, cash used in investing activities was $123.5 million, which was primarily related to $75.0 million used for the purchase of property and equipment; $60.3 million used to acquire Thrive; and $47.3 million used to fund our investments in unconsolidated entities. This activity was offset, in part, by $42.6 million of cash received as returns from our investments in unconsolidated entities and $15.6 million cash received from the sale of a golf club property.
We used $751.6 million of cash in financing activities in the nine-month period ended July 31, 2020, primarily for the repurchase of $633.9 million of our common stock and the payment of dividends on our common stock of $42.7 million, offset, in part, by borrowings of $84.4 million of loans payable, net of repayments, and proceeds of $11.3 million from our stock-based benefit plans.
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

In the nine-month period ended July 31, 2019, cash used in investing activities was $50.4 million, which was primarily related to $92.8 million used to acquire Sharp; $61.3 million for the purchase of property and equipment; and $43.3 million used to fund our investments in unconsolidated entities. This activity was offset, in part, by $112.4 million of cash received as returns on our investments in investments in unconsolidated entities and proceeds of $33.5 million of cash received from the sale of one of our golf club properties and an office building in two separate transactions with unrelated third parties.
We used $317.9 million of cash in financing activities in the nine-month period ended July 31, 2019, primarily for the repayment of $350.0 million of senior notes; the repurchase of $167.5 million of our common stock; and the payment of dividends on our common stock of $48.1 million; offset, in part, by borrowings of $244.2 million of loans payable, net of repayments.
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. In response to the economic disruption and uncertainty caused by the COVID-19 pandemic, during the second quarter of fiscal 2020, we significantly reduced spending on new land acquisitions. At July 31, 2020, we owned or controlled through options approximately 61,400 home sites, of which we owned approximately 35,300. Of our owned home sites at July 31, 2020, significant improvements were completed on approximately 17,100 of them.
At July 31, 2020, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.64 billion (including $5.2 million of land to be acquired from joint ventures in which we have invested). Of the $2.64 billion of land purchase commitments, we paid or deposited $185.1 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.46 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 2,200 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash used in investing activities.” At July 31, 2020, we had purchase commitments to acquire land for apartment developments of approximately $109.4 million, of which we had outstanding deposits in the amount of $6.2 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire on November 1, 2024. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.15 billion. Under the terms of the Revolving Credit Facility, at July 31, 2020, our leverage ratio was approximately 0.68 to 1.00, and our tangible net worth was approximately $4.62 billion. At July 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility and had outstanding letters of credit thereunder of approximately $129.3 million.
At July 31, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2024. The Term Loan Facility contains substantially the same financial covenants as our Revolving Credit Facility, as described above.
Under the provisions of the Revolving Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.09 billion and our ability to pay cash dividends was limited to approximately $2.47 billion as of July 31, 2020.
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
At July 31, 2020, we had investments in these entities of $412.8 million and were committed to invest or advance up to an additional $58.2 million to these entities if they require additional funding. At July 31, 2020, we had agreed to terms for the acquisition of 68 home sites from one joint venture for an estimated aggregate purchase price of $5.2 million. In addition, we expect to purchase approximately 2,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of July 31, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2020, certain unconsolidated entities have loan commitments aggregating $1.47 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $216.0 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2020, the unconsolidated entities had borrowed an aggregate of $985.4 million, of which we estimate $161.4 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 3 months to 3.8 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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
Units Delivered and Revenues:

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$840.5	$976.6	(14)%	1,254	1,448	(13)%	$670.3	$674.4	(1)%
Mid-Atlantic	556.6	522.7	6%	848	793	7%	$656.4	$659.1	—%
South	690.8	663.1	4%	1,032	853	21%	$669.4	$777.4	(14)%
Mountain	1,026.0	804.9	27%	1,518	1,219	25%	$675.9	$660.3	2%
Pacific	1,225.1	1,597.1	(23)%	819	946	(13)%	$1,495.8	$1,688.3	(11)%
Traditional Home Building	4,339.0	4,564.4	(5)%	5,471	5,259	4%	$793.1	$867.9	(9)%
City Living	103.0	224.6	(54)%	85	176	(52)%	$1,211.8	$1,276.1	(5)%
Other	(0.6)	(0.7)
Total home sales revenues	4,441.4	4,788.3	(7)%	5,556	5,435	2%	$799.4	$881.0	(9)%
Land sales revenues	90.6	56.6
Total revenues	$4,532.0	$4,844.9

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:		Restated			Restated			Restated
North	$290.4	$360.0	(19)%	412	546	(25)%	$704.9	$659.4	7%
Mid-Atlantic	201.3	213.7	(6)%	305	330	(8)%	$659.9	$647.6	2%
South	276.3	243.5	13%	410	312	31%	$674.0	$780.2	(14)%
Mountain	425.4	292.7	45%	612	437	40%	$695.1	$669.8	4%
Pacific	406.4	573.5	(29)%	263	329	(20)%	$1,545.3	$1,743.1	(11)%
Traditional Home Building	1,599.8	1,683.4	(5)%	2,002	1,954	2%	$799.1	$861.5	(7)%
City Living	26.4	71.9	(63)%	20	40	(50)%	$1,318.3	$1,797.3	(27)%
Other	1.6	1.7
Total home sales revenues	1,627.8	1,757.0	(7)%	2,022	1,994	1%	$805.0	$881.1	(9)%
Land sales revenues	23.7	8.7
Total revenues	$1,651.5	$1,765.7

Net Contracts Signed:

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$985.0	$1,130.5	(13)%	1,397	1,700	(18)%	$705.1	$665.0	6%
Mid-Atlantic	723.9	598.8	21%	1,014	896	13%	$713.9	$668.3	7%
South	861.8	696.2	24%	1,286	949	36%	$670.1	$733.6	(9)%
Mountain	1,281.3	1,061.2	21%	1,800	1,553	16%	$711.8	$683.3	4%
Pacific	1,320.5	1,382.5	(4)%	974	842	16%	$1,355.7	$1,641.9	(17)%
Traditional Home Building	5,172.5	4,869.2	6%	6,471	5,940	9%	$799.3	$819.7	(2)%
City Living	83.9	166.2	(50)%	54	104	(48)%	$1,553.7	$1,598.1	(3)%
Total	$5,256.4	$5,035.4	4%	6,525	6,044	8%	$805.6	$833.1	(3)%

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:		Restated			Restated			Restated
North	$428.0	$400.4	7%	620	611	1%	$690.4	$655.4	5%
Mid-Atlantic	334.5	201.6	66%	478	299	60%	$699.8	$674.2	4%
South	344.1	255.5	35%	538	344	56%	$639.5	$742.7	(14)%
Mountain	561.8	414.5	36%	801	622	29%	$701.4	$666.5	5%
Pacific	536.7	533.3	1%	393	325	21%	$1,365.6	$1,640.8	(17)%
Traditional Home Building	2,205.1	1,805.3	22%	2,830	2,201	29%	$779.2	$820.2	(5)%
City Living	8.8	63.5	(86)%	3	40	(93)%	$2,936.0	$1,587.1	85%
Total	$2,213.9	$1,868.8	18%	2,833	2,241	26%	$781.5	$833.9	(6)%
Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$1,325.5	$1,305.4	2%	1,885	1,950	(3)%	$703.2	$669.5	5%
Mid-Atlantic	707.5	642.6	10%	954	965	(1)%	$741.6	$665.9	11%
South	930.7	815.2	14%	1,302	1,067	22%	$714.8	$764.0	(6)%
Mountain	1,408.8	1,081.5	30%	1,888	1,554	21%	$746.2	$695.9	7%
Pacific	1,581.6	1,879.7	(16)%	1,129	1,209	(7)%	$1,400.9	$1,554.8	(10)%
Traditional Home Building	5,954.1	5,724.4	4%	7,158	6,745	6%	$831.8	$848.7	(2)%
City Living	131.1	119.7	10%	81	94	(14)%	$1,617.9	$1,272.9	27%
Total	$6,085.2	$5,844.1	4%	7,239	6,839	6%	$840.6	$854.5	(2)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	Restated	Restated		Restated	Restated		Restated	Restated
Traditional Home Building:
North	$1,179.6	$1,150.1	3%	1,742	1,698	3%	$677.2	$677.3	—%
Mid-Atlantic	535.3	500.1	7%	784	737	6%	$682.7	$678.6	1%
South	757.3	780.3	(3)%	1,048	971	8%	$722.6	$803.6	(10)%
Mountain	1,150.9	823.8	40%	1,606	1,220	32%	$716.6	$675.3	6%
Pacific	1,484.4	2,090.6	(29)%	974	1,313	(26)%	$1,524.0	$1,592.2	(4)%
Traditional Home Building	5,107.5	5,344.9	(4)%	6,154	5,939	4%	$829.9	$900.0	(8)%
City Living	149.6	177.6	(16)%	112	166	(33)%	$1,335.6	$1,069.7	25%
Total	$5,257.1	$5,522.5	(5)%	6,266	6,105	3%	$839.0	$904.6	(7)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	% Change	2020	2019	% Change
		Restated			Restated
Traditional Home Building:
North	$33.2	$47.5	(30)%	$13.7	$25.2	(46)%
Mid-Atlantic	20.2	29.6	(32)%	13.4	12.0	12%
South	61.6	68.7	(10)%	32.4	24.4	33%
Mountain	103.9	85.2	22%	53.1	32.2	65%
Pacific	207.9	336.4	(38)%	76.8	121.8	(37)%
Traditional Home Building	426.8	567.4	(25)%	189.4	215.6	(12)%
City Living	27.8	59.6	(53)%	9.6	19.1	(50)%
Corporate and other	(134.7)	(112.5)	(20)%	(47.1)	(47.8)	1%
Total	$319.9	$514.5	(38)%	$151.9	$186.9	(19)%
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

Traditional Home Building
North

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$840.5	$976.6	(14)%	$290.4	$360.0	(19)%
Units delivered	1,254	1,448	(13)%	412	546	(25)%
Average delivered price ($ in thousands)	$670.3	$674.4	(1)%	$704.9	$659.4	7%

Net Contracts Signed:
Net contract value ($ in millions)	$985.0	$1,130.5	(13)%	$428.0	$400.4	7%
Net contracted units	1,397	1,700	(18)%	620	611	1%
Average contracted price ($ in thousands)	$705.1	$665.0	6%	$690.4	$655.4	5%

Home sales cost of revenues as a percentage of home sale revenues	86.3%	86.0%		87.0%	84.3%

Income before income taxes ($ in millions)	$33.2	$47.5	(30)%	$13.7	$25.2	(46)%

Number of selling communities at July 31,	83	88	(6)%
The decreases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to lower backlog conversion, which reflected difficulties in delivering homes following the institution of COVID-19 related government restrictions in many markets in the North region, including Pennsylvania, New York City and its suburbs, New Jersey, Connecticut, Massachusetts and Michigan, in the latter half of our fiscal second quarter. The increases in the average price of homes delivered in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019, was due primarily to a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the number of net contracts signed in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019, was principally due to the impacts of COVID-19, as government restrictions in many markets in the North region resulted in significantly reduced signed contracts in the latter half of our fiscal second quarter and through the month of May 2020. The increase in the number of net contracts signed in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019, was due mainly to increased demand in June and July of fiscal 2020, as compared the same months in fiscal 2019. The increases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products.
The decreases in income before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were principally attributable to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sale revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due higher land, land development, material and labor costs and a shift in product mix/areas to lower-margin areas. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2029, was partially offset by lower inventory impairment charges in the fiscal 2020 period, as compared to the fiscal 2019 period.
Inventory impairment charges were $1.5 million and $1.1 million in the nine-month and three-month periods ended July 31, 2020, as compared to $17.9 million and $0.2 million in the nine-month and three-month periods ended July 31, 2019. During our review of operating communities for impairment in the three months ended April 30, 2019, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Illinois and two operating communities located in Pennsylvania needed to be reduced primarily because weaker-than-expected market conditions drove a lack of improvement and/or a decrease in customer demand for homes in these communities. As a result of this reduction in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values of these communities were written down in the three months ended April 30, 2019 to their estimated fair values resulting in a charge to income before income taxes of $14.6 million.

Mid-Atlantic

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$556.6	$522.7	6%	$201.3	$213.7	(6)%
Units delivered	848	793	7%	305	330	(8)%
Average delivered price ($ in thousands)	$656.4	$659.1	—%	$659.9	$647.6	2%

Net Contracts Signed:
Net contract value ($ in millions)	$723.9	$598.8	21%	$334.5	$201.6	66%
Net contracted units	1,014	896	13%	478	299	60%
Average contracted price ($ in thousands)	$713.9	$668.3	7%	$699.8	$674.2	4%

Home sales cost of revenues as a percentage of home sale revenues	87.3%	85.7%		85.5%	86.8%

Income before income taxes ($ in millions)	$20.2	$29.6	(32)%	$13.4	$12.0	12%

Number of selling communities at July 31,	42	42	—%
The increase in the number of homes delivered in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was mainly due to the delivery of homes in metropolitan Atlanta, Georgia from the Sharp acquisition, offset, in part, by fewer homes in backlog at October 31, 2019 (excluding Sharp homes), as well as production delays stemming from COVID-19 and related government restrictions. The decrease in the number of homes delivered in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was mainly due to production delays stemming from COVID-19 and related government restrictions. The increase in the average price of homes delivered in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in Virginia partially offset by a increase in the number of homes delivered in Georgia, where average prices were significantly lower than the average in the Mid-Atlantic region.
The increases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were principally due to an increase in contracts resulting from the Sharp acquisition, offset, in part, by the impacts of COVID-19. The increases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products primarily in North Carolina and Virginia, offset in part by net contracts signed in Georgia, where average prices were significantly lower than the average in the Mid-Atlantic region.
The decrease in income before income taxes in the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019, was mainly due to higher impairment charges and higher SG&A costs. These decreases were partially offset by higher earnings on increased revenues. The increase in income before income taxes in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was primarily due to lower home sales costs of revenues, as a percentage of home sale revenues partially offset by lower earnings on decreased revenues in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. The decreases in home sales costs of revenues, as a percentage of home sale revenues, in the in the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by higher inventory impairment charges.
Inventory impairment charges were $15.4 million and $4.8 million in the nine-month and three-month periods ended July 31, 2020, respectively, as compared to $1.4 million and $1.3 million in the nine-month and three-month periods ended July 31, 2019, respectively. In fiscal 2020, following the onset of the COVID-19 pandemic, we terminated a land purchase agreement in Virginia and wrote-off the deposits and soft costs incurred. In addition, in the three months ended July 31, 2020, we decided to sell the remaining lots in one community located in Maryland in a bulk sale rather than sell and construct homes and we wrote down the carrying value of inventory in this community to its estimated fair value. These actions resulted in impairment charges of $14.7 million and $4.1 million in the nine months and three months ended July 31, 2020.

South

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$690.8	$663.1	4%	$276.3	$243.5	13%
Units delivered	1,032	853	21%	410	312	31%
Average delivered price ($ in thousands)	$669.4	$777.4	(14)%	$674.0	$780.2	(14)%

Net Contracts Signed:
Net contract value ($ in millions)	$861.8	$696.2	24%	$344.1	$255.5	35%
Net contracted units	1,286	949	36%	538	344	56%
Average contracted price ($ in thousands)	$670.1	$733.6	(9)%	$639.5	$742.7	(14)%

Home sales cost of revenues as a percentage of home sale revenues	82.7%	83.3%		81.3%	83.4%

Income before income taxes ($ in millions)	$61.6	$68.7	(10)%	$32.4	$24.4	33%

Number of selling communities at July 31,	67	61	10%
The increases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to the delivery of homes in several markets in South Carolina from the Sabal acquisition and more homes in backlog at October 31, 2019 (excluding Sabal homes), as compared to October 31, 2018. Deliveries in each of these periods were adversely impacted by production delays stemming from COVID-19 and related government restrictions, though to a lesser extent than our other regions. The decreases in the average price of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products mainly due to homes delivered in South Carolina, where average prices were significantly lower than the average of the South region.
The increases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to net contracts we signed in several markets in South Carolina due to the Sabal acquisition, an increase in demand, and an increase in the average number of selling communities. These increases were offset, in part, by the impacts of COVID-19. The decreases in the average value of each contract signed were mainly due to contracts signed in South Carolina resulting from the Sabal acquisition, where average prices are significantly lower than the regional average and to shifts in the number of contracts signed to less expensive areas and/or products primarily in Florida and Texas.
The decrease in income before income taxes in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019, was mainly due to higher SG&A costs and lower joint venture and management fee income from one Home Building Joint Venture that delivered its last home in the third quarter of fiscal 2019. These decreases were offset, in part, by higher earnings from increased revenues and lower inventory impairment charges in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019. The higher SG&A costs were mainly due to the increase in the number of operating communities. The increase in income before income taxes in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019, was principally due to higher earnings from increased revenues and lower inventory impairment charges partially offset by lower joint venture and management fee income from one Home Building Joint Venture that delivered its last home in the third quarter of fiscal 2019.
Inventory impairment charges were $2.6 million and $0.6 million in the nine-month and three-month periods ended July 31, 2020, as compared to $7.4 million and $3.1 million in the nine-month and three-month periods ended July 31, 2019. During the nine months ended July 31, 2019, we terminated three purchase agreements to acquire land parcels in Texas and forfeited the deposit balances outstanding. We wrote off the deposits resulting in a charges to income before income taxes of $4.2 million and $2.0 million in the nine months and three months ended July 31, 2019, respectively.

Mountain

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$1,026.0	$804.9	27%	$425.4	$292.7	45%
Units delivered	1,518	1,219	25%	612	437	40%
Average delivered price ($ in thousands)	$675.9	$660.3	2%	$695.1	$669.8	4%

Net Contracts Signed:
Net contract value ($ in millions)	$1,281.3	$1,061.2	21%	$561.8	$414.5	36%
Net contracted units	1,800	1,553	16%	801	622	29%
Average contracted price ($ in thousands)	$711.8	$683.3	4%	$701.4	$666.5	5%

Home sales cost of revenues as a percentage of home sale revenues	81.1%	80.0%		80.5%	79.8%

Income before income taxes ($ in millions)	$103.9	$85.2	22%	$53.1	$32.2	65%

Number of selling communities at July 31,	83	78	6%
The increases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to an increase in the number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, partially offset by lower backlog conversion. Deliveries in each of these periods were adversely impacted by production delays stemming from COVID-19 and related government restrictions, though to a lesser extent than our other regions. The increases in the average price of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to an increase in the number of homes settled in Arizona, Nevada and Utah where average prices were higher than the regional average. These increase were partially offset by an increase in the number of home delivered in Idaho where average prices were significantly lower than the regional average.
The increases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to increased demand and an increase in the average number of selling communities, offset, in part, by the impacts of the COVID-19 pandemic. The increases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.
The increase in income before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were due mainly to higher earnings from increased revenues, offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to a shift in product mix/areas to lower-margin areas and higher incentives associated with the prior year selling environment.

Pacific

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	Change	2020	2019	Change
		Restated			Restated
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$1,225.1	$1,597.1	(23)%	$406.4	$573.5	(29)%
Units delivered	819	946	(13)%	263	329	(20)%
Average delivered price ($ in thousands)	$1,495.8	$1,688.3	(11)%	$1,545.3	$1,743.1	(11)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,320.5	$1,382.5	(4)%	$536.7	$533.3	1%
Net contracted units	974	842	16%	393	325	21%
Average contracted price ($ in thousands)	$1,355.7	$1,641.9	(17)%	$1,365.6	$1,640.8	(17)%

Home sales cost of revenues as a percentage of home sale revenues	77.1%	73.5%		75.6%	73.7%

Income before income taxes ($ in millions)	$207.9	$336.4	(38)%	$76.8	$121.8	(37)%

Number of selling communities at July 31,	45	49	(8)%
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
The increases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to an increase in demand, offset, in part, by a significant decrease in demand in the latter half of our fiscal second quarter and into the first month of our fiscal third quarter due to the impacts of the COVID-19 pandemic and a decrease in the number of selling communities. The decreases in the average value of each contract signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
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

City Living

	Nine months ended July 31,			Three months ended July 31,
	2020	2019	Change	2020	2019	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$103.0	$224.6	(54)%	$26.4	$71.9	(63)%
Units delivered	85	176	(52)%	20	40	(50)%
Average delivered price ($ in thousands)	$1,211.8	$1,276.1	(5)%	$1,318.3	$1,797.3	(27)%

Net Contracts Signed:
Net contract value ($ in millions)	$83.9	$166.2	(50)%	$8.8	$63.5	(86)%
Net contracted units	54	104	(48)%	3	40	(93)%
Average contracted price ($ in thousands)	$1,553.7	$1,598.1	(3)%	$2,936.0	$1,587.1	85%

Home sales cost of revenues as a percentage of home sale revenues	65.4%	70.4%		64.0%	70.6%

Income before income taxes ($ in millions)	$27.8	$59.6	(53)%	$9.6	$19.1	(50)%

Number of selling communities at July 31,	3	4	(25)%
The decreases in the number of homes delivered in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly attributable to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, and the impacts of the COVID-19 pandemic, in particular in New York City and northern New Jersey. The decreases in the average price of homes delivered in fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were primarily due to a significant decrease in demand following the onset of the COVID-19 pandemic, offset, in part, by increased demand prior to its onset. The decrease in the average sales price of net contracts signed in the nine-month period ended July 31, 2020, as compared to the nine-month-period ended July 31, 2019, was principally due a shift to less expensive units. The increase in the average sales price of net contracts signed in the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019, was principally due a shift to more expensive units.
The decreases in income before income taxes in the fiscal 2020 periods, as compared to the fiscal 2019 periods, were mainly due to lower earnings from decreased revenues and decreases in earnings from our investments in unconsolidated entities. This decrease was partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The lower home sales cost of revenues, as a percentage of home sale revenues, in the nine-month period ended July 31, 2020, as compared to the nine-month period ended July 31, 2019, was principally due to a shift in the number of homes delivered to buildings with higher margins and impairment charges of $4.8 million in the nine-month period ended July 31, 2019, offset, in part, by a state reimbursement of $6.5 million of previously expensed environmental cleanup costs received in the fiscal 2019 period. As a result of decreased demand, in the nine months ended July 31, 2019, we wrote down the carrying values of units in two buildings, located in Maryland and New York, New York, to their estimated fair values, which resulted in impairment charges of $4.8 million nine months ended July 31, 2019. The lower home sales cost of revenues, as a percentage of home sale revenues for the three-month period ended July 31, 2020, as compared to the three-month period ended July 31, 2019, was primarily due to to a shift in the number of homes delivered to buildings with higher margins.

In the nine months and three months ended July 31, 2020, earnings from our investments in unconsolidated entities in City Living decreased $6.6 million and $1.6 million, respectively, as compared to the nine months and three months ended July 31, 2019. The decrease in the nine months ended July 31, 2020 as compared to the nine months ended July 31, 2019, was primarily due to a $3.0 million other than temporary impairment charge recognized in the fiscal 2020 period related to one Home Building Joint Venture located in New York City. In addition, the nine-month period ended July 31, 2019 benefited from earnings from one joint venture that delivered its last home in the third quarter of fiscal 2019. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Nine months ended July 31,				Three months ended July 31,
	2020 Units	2019 Units	2020 $	2019 $	2020 Units	2019 Units	2020 $	2019 $
Deliveries	41	70	$127.0	$178.8	9	28	$35.6	$87.3
Net contracts signed	17	30	$57.5	$95.7	2	15	$7.0	$42.3

	At July 31,				At October 31,
	2020 Units	2019 Units	2020 $	2019 $	2019 Units	2018 Units	2019 $	2018 $
Backlog	2	94	$6.8	$195.9	26	134	$76.3	$279.0
Corporate and Other
In the nine months ended July 31, 2020 and 2019, loss before income taxes was $134.7 million and $112.5 million, respectively. The increase in the loss before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to lower interest income; higher losses incurred in our apartment living operations; lower income from golf club operations; losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19; an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities; and directly expensed interest of $2.4 million in the fiscal 2020 period. In addition, during the fiscal 2019 period, we recognized $12.2 million from the sale of a golf club, $8.4 million from the sale of land to a newly formed Rental Property Joint Venture, and $3.8 million from an asset sale by one of our Rental Property Joint Ventures. These increases were partially offset by gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf club properties, a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner, and lower SG&A costs. The lower SG&A costs were due primarily to the implementation of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions, that we expanded and accelerated following the onset of the COVID-19 pandemic including the reversal of an $8.0 million accrual for discretionary benefit plan contributions with respect to fiscal 2019. The decrease in SG&A spending in the nine-month period ended July 31, 2020 was offset, in part, by increased compensation costs resulting primarily from a higher number of employees for much of the nine month period, a $7.5 million in charge for severance costs, which were incurred following the onset of the COVID-19 pandemic, and costs related to the implementation of new enterprise information technology systems.
In the three months ended July 31, 2020 and 2019, loss before income taxes was $47.1 million and $47.8 million, respectively. The decrease in the loss before income taxes in the fiscal 2020 period, as compared to the fiscal 2019 period, was principally due to the implementation of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions, that we expanded and accelerated following the onset of the COVID-19 pandemic. These decreases were partially offset by lower interest income; a $3.8 million gain recognized in the fiscal 2019 period from an asset sale by one of our Rental Property Joint Ventures; losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19; and higher losses incurred in our apartment living operations, in the fiscal 2020 period, as compared to the fiscal 2019 period.

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
The table below sets forth, at July 31, 2020, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2020	$33,871	5.54%	$13,360	0.28%
2021	71,698	3.82%	122,189	2.06%
2022	439,140	5.85%	—
2023	426,027	4.38%	—
2024	289,391	5.28%	—
Thereafter	1,681,323	4.51%	800,000	1.47%
Bond discounts, premiums and deferred issuance costs, net	(8,575)		(2,909)
Total	$2,932,875	4.76%	$932,640	1.53%
Fair value at July 31, 2020	$3,150,405		$935,549
(a) Based upon the amount of variable-rate debt outstanding at July 31, 2020, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.4 million per year.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged in Wuhan, China and subsequently spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, and on March 13, 2020, the United States issued a proclamation declaring a national emergency concerning COVID-19. Numerous states and municipalities also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to mitigate the impact of COVID-19, including quarantines, stay-at-home orders and business closure mandates requiring that individuals substantially restrict daily activities and that businesses substantially modify, curtail or cease normal operations. These actions adversely impacted our results of operations in the second and third quarters of fiscal 2020. In addition, due to these restrictions, and in an effort to ensure the safety of our employees, customers, trade partners and the communities in which we operate, we have substantially modified our business operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2020 to May 31, 2020	4	$29.96	4	19,994
June 1, 2020 to June 30, 2020	—		—	19,994
July 1, 2020 to July 31, 2020	6	$34.94	6	19,988
Total	10	$32.81	10
(a) Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2020, we withheld 19,911 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $619,700 of income tax withholdings and we issued the remaining 34,681 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
        Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2020, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2020.
Dividends
During the nine months ended July 31, 2020, we paid cash dividends of $0.33 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At July 31, 2020, under our bank credit agreements, we could have paid up to approximately $2.47 billion of cash dividends.

ITEM 6. EXHIBITS

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, filed on September 4, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	September 4, 2020	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 4, 2020	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)