Form 10-K
period 2020-10-31
Toll Brothers, Inc.
filed 2020-12-22
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-09186
TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware			23-2416878
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
1140 Virginia Drive	Fort Washington	Pennsylvania	19034
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code
(215) 938-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01)	TOL	New York Stock Exchange
Guarantee of Toll Brothers Finance Corp. 5.625% Senior Notes due 2024	TOL/24	New York Stock Exchange
    Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2020, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $2,734,093,000.
As of December 18, 2020, there were approximately 124,838,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2021 Annual Meeting of Stockholders, scheduled to be held on March 9, 2021, are incorporated by reference into Part III of this report.

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
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached home, master planned resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, affordable luxury and second-home buyers in the United States (“Traditional Home Building Product”), as well as urban and suburban renters. We also design, build, market, and sell urban low-, mid-, and high-rise condominiums through Toll Brothers City Living® (“City Living”). At October 31, 2020, we were operating in 24 states, as well as in the District of Columbia.
In the five years ended October 31, 2020, we delivered 38,117 homes from 779 communities, including 8,496 homes from 457 communities in fiscal 2020. At October 31, 2020, we had 778 communities in various stages of planning, development or operations containing approximately 63,200 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $6.37 billion (7,791 homes) at October 31, 2020; we expect to deliver approximately 94% of these homes in fiscal 2021.
We operate our own architectural, engineering, mortgage, title, land development, insurance, and landscaping subsidiaries. We also operate our own security company, TBI Smart Home Solutions, which provides homeowners with home automation and technology options. In addition, in certain regions we operate our own lumber distribution, house component assembly, and manufacturing operations.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. One of these master planned communities is being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments primarily through joint ventures. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed, (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.® At October 31, 2020, we or joint ventures in which we have an interest controlled 64 land parcels as for-rent apartment projects containing approximately 20,800 planned units.
See “Investments in Unconsolidated Entities” below for more information relating to our joint ventures.
Our Communities and Homes
Our traditional home building communities are generally located in affluent suburban areas near major transit hubs and highways that provide access to urban centers. They are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. Our City Living division is currently selling units out of communities in Hoboken and Jersey City, New Jersey and New York City, New York, and also has planned developments in New York City, New York; Northern New Jersey; Philadelphia, Pennsylvania; a suburb of Washington, D.C.; Los Angeles, California; and Seattle, Washington.
At October 31, 2020, we were operating in the following major suburban and urban residential markets:
•Boston, Massachusetts, metropolitan area
•Fairfield, Hartford, and New Haven Counties, Connecticut
•Westchester and Dutchess Counties, New York
•New York City, New York
•Central and northern New Jersey
•Philadelphia, Pennsylvania, metropolitan area

•Lehigh Valley area of Pennsylvania
•Virginia and Maryland suburbs of Washington, D.C.
•Raleigh and Charlotte, North Carolina, metropolitan areas
•Nashville, Tennessee
•Charleston, Greenville, and Myrtle Beach, South Carolina
•Atlanta, Georgia, metropolitan area
•Southeast and southwest coasts and the Jacksonville, Orlando, and Tampa areas of Florida
•Detroit, Michigan, metropolitan area
•Chicago, Illinois, metropolitan area
•Dallas, Houston, and Austin, Texas, metropolitan areas
•Denver, Colorado, metropolitan area, Fort Collins and Colorado Springs, Colorado
•Phoenix, Arizona, metropolitan area
•Las Vegas and Reno, Nevada, metropolitan areas
•Boise, Idaho, metropolitan area
•Salt Lake City, Utah, metropolitan area
•San Diego and Palm Springs, California, areas
•Los Angeles, California, metropolitan area
•San Francisco Bay, Sacramento, and San Jose areas of northern California,
•Seattle, Washington, metropolitan area, and
•Portland, Oregon, metropolitan area.
We develop individual stand-alone communities as well as multi-product, master planned communities. Our master planned communities enable us to offer multiple home types and sizes to a broad range of move-up, affordable luxury, empty-nester, active-adult, and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master planned community.
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
We are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. Increasingly, we are simplifying designs and the number of options we provide in order to offer our customers a more curated experience and gain efficiencies in the home building process, particularly in respect of our affordable luxury product. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs.
In our Traditional Home Building Product communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options in our Traditional Home Building Product typically increase with the size and base selling price of our homes. Major options include home offices, fitness rooms, multi-generational living suites and spacious indoor/outdoor living areas. We also offer numerous interior fit-out options such as flooring, wall tile, plumbing fixtures, lighting and home-automation and security technologies.

We market our high-quality homes to both upscale luxury and affordable luxury home buyers. Our luxury homes are marketed primarily to buyers who generally have previously owned a home and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. Our affordable luxury homes are marketed primarily to more affluent first time buyers. We believe our reputation as a builder of homes in these markets enhances our competitive position with respect to the sale of our smaller, more moderately priced homes.
We continue to pursue growth initiatives by expanding our geographic footprint and by broadening our product lines and price points to appeal to buyers across the demographic spectrum. In addition to our traditional “move-up” home buyer, we are focusing on the “empty-nester” market, the millennial generation, and the affordable luxury buyer.
We market to the “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as one-story living and first-floor master bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, and recreation centers that we believe appeal to this category of home buyers. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2020, we were selling from 39 active-adult communities, in which at least one home occupant must be at least 55 years of age.
With the millennial generation in its prime family formation years, we continue to focus on this group with our core suburban homes, affordable luxury offerings, urban condominiums and luxury rental apartment products.
We have developed and are developing, on our own or through joint ventures with third parties, a number of high-density, high-, mid- and low-rise urban luxury communities to serve a growing market of affluent move-up families, empty-nesters, and young professionals seeking to live in or close to major cities, which are currently marketed under our City Living brand. Our City Living division is currently selling units in communities in Hoboken and Jersey City, New Jersey and New York City, and has planned developments in New York City, New York; Northern New Jersey; Philadelphia, Pennsylvania; a suburb of Washington, D.C.; Los Angeles, California; and Seattle, Washington.
A majority of our City Living communities are high-rise projects and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced and, by the time construction has been completed, we typically have a significant number of homes in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered quickly. Following the onset of the COVID-19 pandemic, we have temporarily paused development of future communities in our City Living division. For a detailed discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors – General Risk Factors” in Item 1A of this Form 10-K.
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
At October 31, 2020, we were selling homes from 317 communities, compared to 333 communities at October 31, 2019, and 315 communities at October 31, 2018.
The following table summarizes certain information with respect to our operating communities at October 31, 2020:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed	Home sites available
Traditional Home Building:
North	92	70	13,879	8,693	1,906	3,280
Mid-Atlantic	56	39	7,095	4,636	990	1,469
South	84	67	9,847	4,554	1,488	3,805
Mountain	107	94	15,068	4,596	2,274	8,198
Pacific	61	44	6,002	2,808	1,044	2,150
Traditional Home Building	400	314	51,891	25,287	7,702	18,902
City Living	3	3	618	355	89	174
Total	403	317	52,509	25,642	7,791	19,076
At October 31, 2020, significant site improvements had not yet commenced on approximately 10,300 of the 19,076 available home sites. Of the 19,076 available home sites, approximately 3,300 were not yet owned by us but were controlled through options.

Of our 403 operating communities at October 31, 2020, a total of 317 communities were offering homes for sale; and the remaining operating communities primarily relate to communities that were sold out but not all homes had been completed and delivered. Of the 317 communities in which homes were being offered for sale at October 31, 2020, a total of 254 were detached home communities and 63 were attached home communities.
At October 31, 2020, we had 895 homes (exclusive of model homes) under construction or completed but not under contract in our traditional communities, of which 457 were in detached home communities and 438 were in attached home communities. At October 31, 2020, we had 173 homes (exclusive of model homes) under construction or completed but not under contract in three City Living communities that were wholly owned.
As a result of the breath of our products and geographic footprint, we have a wide range of base sales prices for our homes. The percentage of the 8,496 home delivered in fiscal 2020 within the various ranges of base sales price was as follows:

Range of Base Sales Price	Percentage of Homes Delivered in Fiscal 2020
Less than $500,000	24%
$500,000 to $750,000	33%
$750,000 to $1,000,000	21%
$1,000,000 to 2,000,000	18%
More than $2,000,000	4%

Of the homes delivered in fiscal 2020, approximately 19% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 68% of the value of the home.
The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base selling price of the homes purchased in fiscal 2020, 2019, and 2018:

	2020		2019		2018
	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price	Option value (in thousands)	Percent of base selling price
Overall	$173	25.5%	$178	24.4%	$165	22.8%
Traditional Home Building Product
Detached	$198	28.8%	$203	26.6%	$189	24.8%
Attached	$98	15.7%	$99	18.8%	$94	19.6%
City Living Product	$47	3.8%	$31	2.5%	$25	1.3%
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
Acquisitions
As part of our strategy to continue expanding our geographic footprint and product offerings, in fiscal 2020, we acquired substantially all of the assets and operations of The Thrive Group, LLC (“Thrive”), an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee. We also acquired substantially all of the assets and operations of Keller Homes, Inc. (“Keller”), a builder with operations is Colorado Springs, Colorado. The aggregate purchase price for these acquisitions was approximately $79.2 million in cash. The assets acquired were primarily inventory, including approximately 1,100 home sites owned or controlled through land purchase agreements.
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $92.8 million and $69.6 million, respectively, in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of those undelivered homes was approximately $471,100 as of the applicable acquisition date. As a result of these acquisitions, our selling community count increased by 22 communities.
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
During fiscal 2020 and 2019, we acquired control of approximately 18,400 and 13,900 home sites, respectively, net of options terminated and lots sold. At October 31, 2020, we controlled approximately 63,200 home sites, as compared to approximately 59,200 home sites at October 31, 2019, and approximately 53,400 home sites at October 31, 2018.
We are developing several parcels of land for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. One of these master planned communities is being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. At October 31, 2020, our Land Development Joint Ventures owned approximately 9,600 home sites. At October 31, 2020, we had agreed to acquire 139 home sites and expect to purchase approximately 2,100 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability to continue development activities over the long term will depend on, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2020, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	67	5,639
Mid-Atlantic	94	7,690
South	73	6,871
Mountain	77	9,963
Pacific	56	5,195
Traditional Home Building	367	35,358
City Living	8	957
Total	375	36,315
Of the 36,315 planned home sites at October 31, 2020, we owned 12,555 and controlled 23,760 through options and purchase agreements.

At October 31, 2020, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $2.64 billion (including $10.1 million of land to be acquired from joint ventures in which we have invested). Of the $2.64 billion of land purchase commitments, we paid or deposited $223.6 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.42 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from this aggregate purchase price because we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
We act as a general contractor for most of our projects. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We generally have multiple sources for the materials we purchase, and we have not experienced significant delays due to unavailability of necessary materials. For certain materials, where lead time has increased as a result of the COVID-19 pandemic, we believe we have adequately adjusted our purchasing timelines to meet construction milestones. See “Risk Factors – General Risk Factors” in Item 1A and “Manufacturing/Distribution Facilities” in Item 2, in each case of this Form 10-K.
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
The most significant variable affecting the timing of our sales, other than housing demand, is the opening of the community for sale, which generally occurs shortly after receipt of final land regulatory approvals. Receipt of approvals allows us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of the community, and the subsequent timing of closings.
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Products has enhanced our reputation as a builder and developer of high quality luxury homes. We believe this reputation results in greater demand for all of our product types. We generally include attractive decorative features even in our less expensive homes, based on our belief that these enhancements improve our marketing and sales effort.
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

We expend great effort and cost in designing and merchandising our model homes, which play an important role in our marketing. Interior merchandising varies among the models and is carefully selected to reflect the lifestyles of prospective buyers.
Visitors to our website, www.TollBrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes, and design their own home based upon our available floor plans and options. We also advertise on social media platforms, in newspapers, in other local and regional publications, and on billboards and online media sites. We have increasingly focused our marketing efforts to the digital environment and have adopted a number of virtual tools and techniques to allow our sales personnel to engage in remote interactions with potential customers.
We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities (either in person or virtually) and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected. This deposit also locks in the base price of the home. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, we determine whether the base selling prices in that community should be increased. If demand for the homes in a particular community is weak, we determine whether or not sales incentives and/or discounts on home prices should be adjusted.
The second step in the sales process occurs when we sign a binding agreement of sale with the home buyer and the home buyer provides a larger cash down payment that is generally non-refundable. Cash down payments averaged approximately 7% of the total purchase price of a home at the end of fiscal year 2020. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, which typically takes about three weeks, the home buyer is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2020, 2019, and 2018, our customers signed net contracts for $8.00 billion (9,932 homes), $6.71 billion (8,075 homes), and $7.60 billion (8,519 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether originally signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are included in backlog.
Customer Mortgage Financing
We maintain relationships with a diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with affluent customers such as our home buyers, and these banks continue to provide these customers with financing. We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
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
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2020	8,496	3,782	44.5%	$1,757.5
2019	8,107	3,259	40.2%	$1,572.1
2018	8,265	2,918	35.3%	$1,411.6
*    Amounts under “TBI Mortgage Company financed settlements” exclude brokered and referred loans, which amounted to approximately 4.7%, 4.0%, and 5.0% of our home closings in fiscal 2020, 2019, and 2018, respectively.
Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several third-party established mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. Mortgage loans are sold to investors with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market.
At October 31, 2020, our mortgage subsidiary was committed to fund $2.07 billion of mortgage loans. Of these commitments, $381.1 million, as well as $217.9 million of mortgage loans receivable, have “locked-in” interest rates as of October 31, 2020. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $599.0 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $1.69 billion of mortgage loan commitments as of October 31, 2020.
Backlog
We had a backlog of $6.37 billion (7,791 homes) at October 31, 2020; $5.26 billion (6,266 homes) at October 31, 2019; and $5.52 billion (6,105 homes) at October 31, 2018. Of the 7,791 homes in backlog at October 31, 2020, approximately 94% are expected to be delivered by October 31, 2021.
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
Seasonality
Our quarterly operating results fluctuate with the seasons. A significant portion of our agreements of sale are entered into with customers in the winter and spring months and weather-related events will from time to time delay housing starts and closings and increase costs. See “Risk Factors – Risks Related to Our Business and Industry – Our quarterly operating results may fluctuate due to the seasonal nature of our business” in Item 1A of this Form 10-K
Investments in Unconsolidated Entities
We have investments in joint ventures (i) to develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and a hotel (“Rental Property Joint Ventures”); and (iv) to invest in distressed loans and real estate and provide financing and land banking for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). At October 31, 2020, we had investments of $430.7 million in these unconsolidated entities and were committed to invest or advance up to an additional $75.0 million to these entities if they require additional funding.
In fiscal 2020, 2019, and 2018, we recognized income from the unconsolidated entities in which we had an investment of $0.9 million, $24.9 million, and $85.2 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $17.6 million in fiscal 2020, $21.8 million in fiscal 2019, and $19.2 million in fiscal 2018.
Land Development Joint Ventures
At October 31, 2020, we had investments in nine Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2020, we had approximately $127.7 million invested in our Land Development Joint Ventures and funding commitments of $33.0 million to three of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2020, four of these joint ventures had aggregate loan commitments of $158.8 million and outstanding borrowings against these commitments of $118.1 million. At October 31, 2020, our Land Development Joint Ventures owned approximately 9,600 home sites.
At October 31, 2020, we had agreed to acquire 139 home sites from one of our Land Development Joint Ventures for an aggregate purchase price of approximately $10.1 million. In addition, we expect to purchase approximately 2,100 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date.

Home Building Joint Ventures
At October 31, 2020, we had an aggregate of $33.8 million of investments in four Home Building Joint Ventures to develop 67 luxury for-sale homes. In fiscal 2020, the value of net contracts signed by our Home Building Joint Ventures was $73.3 million (22 homes), and they delivered $139.6 million (44 homes) of revenue. At October 31, 2020, our Home Building Joint Ventures had a backlog of undelivered homes of $10.0 million (4 homes).
Rental Property Joint Ventures
As part of our strategy to diversify product lines, over the past several years, we acquired control of a number of land parcels as for-rent apartment projects, including several student housing sites. At October 31, 2020, we had an aggregate of $247.0 million of investments in 26 Rental Property Joint Ventures. At October 31, 2020, we or joint ventures in which we have an interest controlled 64 land parcels that are planned as for-rent apartment projects containing approximately 20,800 units. At October 31, 2020, joint ventures in which we had an interest had aggregate loan commitments of $1.66 billion and outstanding borrowings against these commitments of $1.22 billion. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
At October 31, 2020, we had approximately 2,000 units in for-rent apartment projects that were occupied or ready for occupancy, 2,200 units in the lease-up stage, 11,100 units in the design phase or under development, and 5,500 units in the planning stage. Of the 20,800 units at October 31, 2020, 9,400 were owned by joint ventures in which we have an interest; approximately 6,100 were owned by us; and 5,300 were under contract to be purchased by us.
Gibraltar Joint Ventures
Over the past three years, we, through Gibraltar, entered into several ventures with an institutional investor to provide financing and land banking to residential buildings and developers. We have approximately a 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2020, we had an investment of $22.1 million in these ventures.
Regulatory and Environmental Matters
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
Before consummating an acquisition of land, we generally engage independent environmental consultants to evaluate land for the potential of hazardous or toxic materials, wastes, or substances, and we believe that because of this, we have not been significantly affected to date by the presence of such materials on our land.
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
Human Capital Resources
At October 31, 2020, we employed approximately 4,500 persons full-time, as compared to 5,100 employees at October 31, 2019. At October 31, 2020, less than 2% of our employees were covered by a collective bargaining agreement.
We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry.
We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.
During fiscal 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including most of our workforce working remotely. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see “Risk Factors - Public health issues such as the COVID-19 pandemic have adversely affected, and could in the future adversely affect, our business or financial results in Item 1A of this Form 10-K.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: the impact of COVID-19 on the U.S. economy, the markets in which we operate or may operate, and on our business; our strategic priorities; our land acquisition, land development and capital allocation priorities; market conditions; demand for our homes; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Many of the factors mentioned in “Item 1A - Risk Factors” below or in other reports or public statements made by us will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
From time to time, forward-looking statements also are included in other reports on Forms 10-Q and 8-K; in press releases; in presentations; on our website; and in other materials released to the public.This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
For a more detailed discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A – Risk Factors” below. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about our executive officers is incorporated by reference from Part III, Item 10 of this Form 10-K.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are subject to demand fluctuations in the housing industry. Any reduction in demand would adversely affect our business, results of operations, and financial condition.
Demand for our homes is subject to fluctuations, often due to factors outside of our control, such as employment levels, consumer confidence and spending, housing demand, availability of financing for homebuyers, interest rates, availability and prices of new homes compared to existing inventory, and demographic trends. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.
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
Our business is dependent upon the appeal of the Toll Brothers brand and its association with quality and luxury is integral to our success. Our strategy includes growing our business by expanding our luxury brand to new price points, product lines and geographies, including expansion of our affordable luxury products. If we are unable to maintain the position of the Toll Brothers brand, our business may be adversely affected by diminishing the distinctive appeal of the brand and tarnishing its image. This could result in lower sales and earnings.
In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
We can also be affected by poor relations with the residents of communities we develop because efforts made by us to resolve issues or disputes that may arise in connection with the operation or development of their communities, or in connection with the transition of a homeowners association, could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes, which could adversely affect our results of operations.
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
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, his or her inability to sell his or her current home, or our inability to complete and deliver the home within the specified time. At October 31, 2020, we had 7,791 homes with a sales value of $6.37 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
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
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2020, we had approximately 63,200 home sites that we owned or controlled through options. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
We rely on subcontractors to construct our homes and on building supply companies to supply components for the construction of our homes. The failure of our subcontractors to properly construct our homes and adopt appropriate jobsite safety practices or defects in the components we obtain from building supply companies could have an adverse effect on us.
We engage subcontractors to perform the actual construction of our homes and purchase components used in the construction of our homes from building supply companies. Despite our quality control and jobsite safety efforts, we may discover that our subcontractors were engaging in improper construction or safety practices or that the components purchased from building supply companies are not performing as specified. The occurrence of such events could require us to repair homes in accordance with our standards and as required by law, or to respond to claims of improper oversight of construction sites. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers. For example, we have incurred or expect to incur significant costs to repair homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding warranty charges.
We participate in certain joint ventures where we may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.
We have investments in and commitments to certain joint ventures with unrelated parties. These joint ventures generally borrow money to help finance their activities. In certain circumstances, the joint venture participants, including ourselves, are required to provide guarantees of certain obligations relating to the joint ventures. In most of these joint ventures, we do not have a controlling interest and, as a result, are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.
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
Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, accessibility, safety, anti-discrimination, and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities, and other dealings with home buyers, including anti-discrimination laws such as the Fair Housing Act and data privacy laws such as the California Consumer Privacy Act. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.
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
Changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations. Further, while we believe that our recorded tax balances are adequate, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes, which could be material.
We are subject to extensive environmental regulations, which may cause us to incur additional operating expenses, subject us to longer construction cycle times, or result in material fines or harm to our reputation.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we own or develop. The environmental regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and homebuilding activity. In addition, noncompliance with these regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments, whether or not we were responsible for such conditions, may result in claims against us for personal injury, property damage or other losses.
From time to time, the United States Environmental Protection Agency and other federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage, as well as residential building codes and zoning regulations designed to counteract climate change or otherwise enhance the sustainability of the environment. Any or all of these changes could increase our costs to develop homes and adversely affect our financial condition and results of operations.

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
We are in the midst of a multi-year process of implementing a complex new enterprise resource planning system (“ERP”). The ERP implementation requires the integration of the new ERP with multiple new and existing information systems and business processes, and is designed to accurately maintain our books and records and provide information to our management team important to the operation of the business. Our ERP implementation will continue to require ongoing investment. If the system as it currently stands or after necessary investments does not result in our ability to maintain accurate books and records, our financial condition, results of operations and cash flows could be negatively impacted. Additionally, conversion from our old system to the ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our ERP mandated new procedures and many new key controls over financial reporting. These procedures and controls are not yet mature in their operation and not fully tested by our internal auditors. If we are unable to adequately implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
Risks Related to Indebtedness and Financing
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Each of our revolving credit facility, which provides for approximately $1.9 billion in committed borrowing capacity, and our $800.0 million term loan matures in November 2025. In addition, $2.67 billion of our senior notes become due and payable at various times from February 2022 through November 2029. We cannot be certain that we will be able to continue to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
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
Generally, when our mortgage subsidiary closes a mortgage for a home buyer at a previously locked-in rate, it already has an agreement in place with an investor to acquire the mortgage following the closing. Our mortgage loans are sold to investors with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. We generally do not retain any other continuing interest related to mortgage loans sold in the secondary market. However, if these recourse provisions are not satisfied, the mortgage loans sold to investors could be returned to us. In addition, if the resale market for our mortgages decline or the underwriting standards of our investors become more stringent, our ability to sell future mortgage loans could be adversely affected and either we would have to commit our own funds to long-term investments in mortgage loans, which could, among other things, delay the time when we recognize revenues from home sales on our statements of operations, or our home buyers would be required to find an alternative source of financing. If our home buyers cannot obtain another source of financing in order to purchase our homes, our sales and results of operations could be adversely affected.
Risks Related to the COVID-19 Pandemic and Other External Factors
Public health issues such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business or financial results.
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In connection with the outbreak of the global COVID-19 pandemic in 2020, the United States declared a national emergency in March 2020 and the World Health Organization and the U.S. Centers for Disease Control and Prevention have recommended containment and mitigation measures. Numerous states and municipalities have also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to mitigate the impact of COVID-19, including quarantines, stay-at-home orders and business closure mandates requiring that individuals substantially restrict daily activities and that businesses substantially modify, curtail or cease normal operations. Many of these measures are currently in place in many jurisdictions throughout the United States, and additional measures may be imposed by governmental authorities in the future as the country has experienced a resurgence of the pandemic in the fall and winter of 2020. Due to these restrictions, and in an effort to ensure the safety of our employees, customers, trade partners and the communities in which we operate, we substantially modified our business operations, which resulted in, among other things, disruption in our ability to deliver homes in fiscal 2020, and in particular in certain regions of the country that were highly impacted by the pandemic in the Spring of 2020.
There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19, the acceptance and effectiveness of vaccines, and the impact of COVID-19 and related containment and mitigation measures on our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control. If COVID-19 continues to have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be materially adversely impacted.
Adverse weather conditions, natural disasters, and other conditions could disrupt the development of our communities, which could harm our sales and results of operation.
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
General Risk Factors
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
In 2019, certain of our loan applicants experienced identity theft that we determined had occurred through the unauthorized access of one of our third-party service provider’s information systems, and, in the first quarter of fiscal 2020, we were the direct target of an external cyber-attack that temporarily disrupted access to certain of our systems and may have resulted in the compromise of some proprietary internal data. To date, neither of these incidents has individually or in the aggregate resulted in any material liability to us, any material damage to our reputation, or any material disruption to our operations. However, we expect that we will continue to be the target of additional and increasingly sophisticated cyber-attacks and data security breaches, and the safeguards we have designed to help prevent these incidents from occurring may not be successful. Recently, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. Any increase in the frequency or scope of cyber-attacks during the pandemic may exacerbate these data security risks. If we experience additional cyber-attacks or data security breaches in the future, we could suffer material liabilities, our reputation could be materially damaged and our operations could be materially disrupted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated party, contains approximately 163,000 square feet and is located in Fort Washington, Pennsylvania.
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 225,000 square feet located in Morrisville, Pennsylvania and a manufacturing facility totaling approximately 150,000 square feet located in Emporia, Virginia. We also lease, from unrelated parties, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania and two facilities of approximately 38,000 square feet, on a combined basis, located in Westfield, Massachusetts. In addition, we own a 34,000-square foot manufacturing, warehouse, and office facility in Culpepper, Virginia. At these facilities, we manufacture open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic, and portions of our South geographic segments. These operations also permit us to purchase wholesale lumber, sheathing, windows, doors, certain other interior and exterior millwork, and other building materials to supply to our communities. We believe that increased efficiencies, cost savings, and productivity result from the operation of these plants and from the wholesale purchase of materials.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. At December 18, 2020, there were approximately 494 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2020 to August 31, 2020	1	$41.55	1	19,987
September 1, 2020 to September 30, 2020	2	$44.39	2	19,985
October 1, 2020 to October 31, 2020	1	$47.47	1	19,984
Total	4		4

(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2020, we withheld 6,608 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $313,200 of income tax withholdings and we issued the remaining 12,400 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2020, 100,000 shares of our common stock were subject to net exercise. Of these, we withheld 65,487 shares to cover approximately $2.8 million of option exercise costs and income tax withholdings, and issued the remaining 34,513 shares to the participants. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
(b)    On March 10, 2020, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective March 10, 2020, the prior authorization that had been in effect since December 10, 2019. The Board of Directors did not fix any expiration date for the share repurchase program currently in place.
    Subsequent to October 31, 2020 and through December 21, 2020, we repurchased approximately 2.4 million shares of our common stock at an average price of $45.04 per share, substantially all of which were purchased under the repurchase program authorized by our Board of Directors on March 10, 2020.
    Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $3.18 billion as of October 31, 2020.

Dividends
During fiscal 2020, we paid aggregate cash dividends of $0.44 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2020, under the provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $2.56 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2015, and that dividends were reinvested) from October 31, 2015 to October 31, 2020, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Toll Brothers, Inc.
S&P 500®
S&P Homebuilding

October 31:	2015	2016	2017	2018	2019	2020
Toll Brothers, Inc.	$100.00	$76.29	$128.77	$95.15	$113.76	$122.53
S&P 500®	$100.00	$104.51	$129.21	$138.70	$158.57	$173.97
S&P Homebuilding Index	$100.00	$94.35	$141.28	$113.52	$166.22	$195.10

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and housing data at and for each of the five fiscal years in the period ended October 31, 2020. They should be read in conjunction with the Consolidated Financial Statements and Notes thereto listed in Item 15(a)1 of this Form 10-K beginning at page F-1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.
Summary of Consolidated Statements of Operations and Balance Sheets (amounts in thousands, except per share data):

Year ended October 31:	2020	2019	2018	2017	2016
Home Sales Revenues	$6,937,357	$7,080,379	$7,143,258	$5,815,058	$5,169,508
Income before income taxes	$586,901	$787,170	$933,916	$814,311	$589,027
Net income	$446,624	$590,007	$748,151	$535,495	$382,095
Earnings per share:
Basic	$3.43	$4.07	$4.92	$3.30	$2.27
Diluted	$3.40	$4.03	$4.85	$3.17	$2.18
Weighted average number of shares outstanding:
Basic	130,095	145,008	151,984	162,222	168,261
Diluted	131,247	146,501	154,201	169,487	175,973
Cash dividends declared per share	$0.44	$0.44	$0.41	$0.24	$—

At October 31:	2020	2019	2018	2017	2016
Cash, cash equivalents, and marketable securities	$1,370,944	$1,286,014	$1,182,195	$712,829	$633,715
Inventory	$7,658,906	$7,873,048	$7,598,219	$7,281,453	$7,353,967
Total assets	$11,065,733	$10,828,138	$10,244,590	$9,445,225	$9,736,789
Debt:
Loans payable	$1,147,955	$1,111,449	$686,801	$637,416	$871,079
Senior debt	2,661,718	2,659,898	2,861,375	2,462,463	2,694,372
Mortgage company loan facility	148,611	150,000	150,000	120,145	210,000
Total debt	$3,958,284	$3,921,347	$3,698,176	$3,220,024	$3,775,451
Equity	$4,927,476	$5,118,693	$4,768,912	$4,537,090	$4,235,202
Housing Data

Year ended October 31:	2020	2019	2018	2017	2016
Closings:
Number of homes	8,496	8,107	8,265	7,151	6,098
Value (in thousands)	$6,937,357	$7,080,379	$7,143,258	$5,815,058	$5,169,508
Net contracts signed:
Number of homes	9,932	8,075	8,519	8,175	6,719
Value (in thousands)	$7,995,086	$6,710,937	$7,604,265	$6,828,277	$5,649,570

At October 31:	2020	2019	2018	2017	2016
Backlog:
Number of homes	7,791	6,266	6,105	5,851	4,685
Value (in thousands)	$6,374,570	$5,257,091	$5,522,523	$5,061,517	$3,984,065
Number of selling communities	317	333	315	305	310
Home sites:
Owned	36,105	36,567	32,503	31,341	34,137
Controlled	27,077	22,663	20,919	16,970	14,700
Total	63,182	59,230	53,422	48,311	48,837

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached home, master planned resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, affordable luxury and second-home buyers in the United States (“Traditional Home Building Product”), as well as urban and suburban renters. We also design, build, market, and sell urban low-, mid-, and high-rise condominiums through Toll Brothers City Living® (“City Living”). At October 31, 2020, we were operating in 24 states, as well as in the District of Columbia.
In the five years ended October 31, 2020, we delivered 38,117 homes from 779 communities, including 8,496 homes from 457 communities in fiscal 2020. At October 31, 2020, we had 778 communities in various stages of planning, development or operations containing approximately 63,200 home sites that we owned or controlled through options.
We are developing several land parcels for master planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. One of these master planned communities is being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. See the section entitled “Toll Brothers Apartment Living/Toll Brothers Campus Living” below.
We operate our own architectural, engineering, mortgage, title, land development, golf course development, and landscaping subsidiaries. We also operate our own security company, TBI Smart Home Solutions, which provides homeowners with home automation and a full range of technology options. In addition, in certain regions we operate our own lumber distribution, house component assembly, and manufacturing operations.
We have investments in various unconsolidated entities, including our Land Development Joint Ventures, Home Building Joint Ventures, Rental Property Joint Ventures and Gibraltar Joint Ventures.
Financial Highlights
In fiscal 2020, we recognized $6.94 billion of home sales revenues and net income of $446.6 million, as compared to $7.08 billion of revenues and net income of $590.0 million in fiscal 2019.
In fiscal 2020 and 2019, the value of net contracts signed was $8.00 billion (9,932 homes) and $6.71 billion (8,075 homes), respectively. The value of our backlog at October 31, 2020 was $6.37 billion (7,791 homes), as compared to our backlog at October 31, 2019 of $5.26 billion (6,266 homes).
At October 31, 2020, we had $1.37 billion of cash and cash equivalents and approximately $1.79 billion available for borrowing under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2025. At October 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $119.0 million.
At October 31, 2020, our total equity and our debt to total capitalization ratio were $4.93 billion and 0.45 to 1.00, respectively.

Acquisitions
As part of our strategy to expand our geographic footprint and product offerings, in fiscal 2020, we acquired substantially all of the assets and operations of Thrive, an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee. We also acquired substantially all of the assets and operations of Keller, a builder with operations is Colorado Springs, Colorado. The aggregate purchase price for these acquisitions was approximately $79.2 million in cash. The assets acquired were primarily inventory, including approximately 1,100 home sites owned or controlled through land purchase agreements.
Our Business Environment and Current Outlook
We have recently experienced very strong demand for our homes. This resurgence in demand began for us in mid-May 2020, following the significant drop in sales we experienced in our fiscal second quarter as the initial impact of the COVID-19 pandemic was felt in the United States. The net signed contract in our fiscal fourth quarter of 3,407 homes and $2.74 billion were the highest totals for any quarter in our history, up 68% in homes and 63% in dollars, compared to the fiscal fourth quarter of 2019. Our backlog at fiscal year end was 7,791 homes and $6.37 billion, up 24% in units and 21% in dollars as compared to our backlog at fiscal year end 2019. The build time for our homes is generally 9 to 12 months from contract signing and, as a result, we expect to deliver significantly more homes in fiscal 2021 compared to fiscal 2020 as we deliver homes on contracts signed during this strong period of demand describe above. In response to the strong demand and in an effort to drive profitability and manage growth, we raised prices in a substantially all of our communities during our fiscal third and fourth quarters. We have also limited lot releases in some communities. We expect to continue these pricing and lot-release measures during fiscal 2021 assuming the strong demand environment continues.
We attribute the strong demand to a number of factors, including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home. We believe these factors will continue to support demand in fiscal 2021.
Although housing market demand has recently been very strong, we remain cautious as to the impact of the COVID-19 pandemic on the economy, among other things. Future economic conditions in the United States remain uncertain, in particular due to the disruptions caused by the pandemic and how related government directives, actions and economic relief efforts will impact the U.S. economy, employment levels, financial markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent of such impact on our operational and financial performance will depend on future developments, including the duration of the pandemic, the acceptance and effectiveness of vaccines, and the related impact on the economy, financial markets, and our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control.
Competitive Landscape
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that may have acquired a home through a foreclosure, also provide competition. We compete primarily based on price, location, design, quality, service, and reputation. We believe our financial stability, relative to many others in our industry, provides us with a competitive advantage.
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
During fiscal 2020 and 2019, we acquired control of approximately 18,400 and 13,900 home sites, respectively, net of options terminated and home sites sold. At October 31, 2020, we controlled approximately 63,200 home sites, as compared to approximately 59,200 home sites at October 31, 2019, and approximately 53,400 home sites at October 31, 2018. In addition, at October 31, 2020, we expect to purchase approximately 2,100 additional home sites from several land development joint ventures in which we have an interest, at prices not yet determined.
Of the approximately 63,200 total home sites that we owned or controlled through options at October 31, 2020, we owned approximately 36,100 and controlled approximately 27,000 through options. Of the 63,200 home sites, approximately 16,600 were substantially improved.

In addition, at October 31, 2020, our Land Development Joint Ventures owned approximately 9,600 home sites (including 139 home sites included in the 27,000 controlled through options), and our Home Building Joint Ventures owned approximately 67 home sites.
At October 31, 2020, we were selling from 317 communities, compared to 333 communities at October 31, 2019, and 315 communities at October 31, 2018.
Customer Mortgage Financing
We maintain relationships with a diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that regional and community banks continue to recognize the long-term value in creating relationships with high-quality, affluent customers such as our home buyers, and these banks continue to provide these customers with financing.
We believe that our home buyers generally are, and should continue to be, well-positioned to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. At October 31, 2020, we or joint ventures in which we have an interest, controlled 64 land parcels that are planned as for-rent apartment projects containing approximately 20,800 units. These projects, which are located in multiple metropolitan areas throughout the country, are being operated, are being developed or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2020, we sold all of our ownership interest in one of our Rental Property Joint Ventures to our partner for cash of $16.8 million, net of closing costs. The joint venture had owned, developed, and operated multifamily residential apartments in northern New Jersey. We recognized a gain of $10.7 million in fiscal 2020 from this sale. In fiscal 2019, one of our Rental Property Joint Ventures, located in located in Phoenixville, Pennsylvania, sold its assets to an unrelated party for $77.8 million. From our investment in this joint venture, we received cash of $7.4 million and recognized a gain from this sale of $3.8 million in fiscal 2019. In fiscal 2018, three of our Rental Property Joint Ventures sold their assets to unrelated parties for $477.5 million. These joint ventures had owned, developed, and operated multifamily rental properties located in suburban Washington, D.C. and Westborough, Massachusetts, and a student housing community in College Park, Maryland. From our investment in these joint ventures, we received cash of $79.1 million and recognized gains from these sales of $67.2 million in fiscal 2018. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2020, we had approximately 2,000 units in for-rent apartment projects that were occupied or ready for occupancy, 2,200 units in the lease-up stage, 11,100 units in the design phase or under development, and 5,500 units in the planning stage. Of the 20,800 units at October 31, 2020, 9,400 were owned by joint ventures in which we have an interest; approximately 6,100 were owned by us; and 5,300 were under contract to be purchased by us.
CONTRACTS AND BACKLOG
The aggregate value of net sales contracts signed increased 19.1% in fiscal 2020, as compared to fiscal 2019. The value of net sales contracts signed was $8.00 billion (9,932 homes) in fiscal 2020 and $6.71 billion (8,075 homes) in fiscal 2019. The increase in the aggregate value of net contracts signed in fiscal 2020, as compared to fiscal 2019, was due to a 23% increase in the number of net contracts signed offset, in part, by a 3% decrease in the average value of each contract signed. The increase in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, reflects an overall increase in demand in the housing market, as well as a resurgence in demand for our homes that began at the outset of our fiscal third quarter. We attribute the increase in demand to a number of factors, including low interest rates, a continued undersupply of homes, and consumers’ increased focus on the importance of home. The decrease in average price of net contracts signed in fiscal 2020, as compared to fiscal 2019, was principally due to our strategic expansion into more affordable luxury homes and our geographic expansion into attractive high-growth markets. This decrease was partially offset by price increases in many of our markets.
The value of our backlog at October 31, 2020, 2019, and 2018 was $6.37 billion (7,791 homes), $5.26 billion (6,266 homes), and $5.52 billion (6,105 homes), respectively. Approximately 94% of the homes in backlog at October 31, 2020 are expected to be delivered by October 31, 2021. The 21.3% increase in the value of homes in backlog at October 31, 2020, as compared to October 31, 2019, was due to an increase in the value of net contracts signed and lower home sales revenues in fiscal 2020, as compared to fiscal 2019.
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

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2020, 2019, and 2018, as shown in the table below (amounts in thousands):

	2020	2019	2018
Land controlled for future communities	$23,539	$11,285	$2,820
Land owned for future communities	31,669	—	2,185
Operating communities	675	31,075	30,151
	$55,883	$42,360	$35,156
In fiscal 2020, we recognized $31.7 million of impairment charges on land owned for future communities relating to nine communities. As of the period the impairment charges were recognized, the fair value of these communities in the aggregate, net of impairment charges, was $21.8 million. There were no impairment charges on land owned for future communities in 2019 and $2.2 million recognized in fiscal 2018.
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
October 31	53	1	$1,113	375
				$675
Fiscal 2019:
January 31	49	5	$37,282	$5,785
April 30	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31	71	7	$18,910	6,695
				$31,075
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30	65	4	$21,811	13,325
July 31	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
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
In the fourth quarter of fiscal 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense ("SG&A") in the Consolidated Statements of Operations and Comprehensive Income. The reclassification aligns the treatment of sale commissions paid to third-party brokers with the treatment of sales commissions paid to in-house salespersons, and is consistent with the manner in which the majority of the Company's peers treat such commissions. The reclassification had the effect of lowering home sales cost of revenues (and increasing homes sales gross margin) and increasing SG&A by the amount of sale commissions paid to third-party brokers.
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
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severity and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required, and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
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
At October 31, 2020, we had investments in these entities of $430.7 million, and were committed to invest or advance up to an additional $75.0 million to these entities if they require additional funding. At October 31, 2020, we had agreed to terms for the acquisition of 139 home sites from one Land Development Joint Ventures for an estimated aggregate purchase price of $10.1 million. In addition, we expect to purchase approximately 2,100 additional home sites over a number of years from several of these joint ventures; the purchase price of these home sites will be determined at a future date.
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we have guaranteed debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In some instances, we and our joint venture partner have provided joint and several guarantees in connection with loans to unconsolidated entities. In these situations, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share.
We believe that as of October 31, 2020, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2020, we had guaranteed the debt of certain unconsolidated entities with loan commitments aggregating $1.51 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $229.3 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2020, the unconsolidated entities had borrowed an aggregate of $1.02 billion, of which we estimate $179.1 million to be our maximum exposure related to repayment and carry cost guarantees. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K.
The trends, uncertainties or other factors that impact our business and the industry in general also impact the unconsolidated entities in which we have investments. We review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates including but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions and anticipated cash receipts, in order to determine projected future distributions. Each of the unconsolidated entities evaluates its inventory in a similar manner. In addition, for our unconsolidated entities that own, develop, and manage for-rent residential apartments, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the underlying properties. See “Critical Accounting Policies - Inventory” contained in this MD&A for more detailed disclosure on our evaluation of inventory. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities. Based upon our evaluation of the fair value of our investments in unconsolidated entities, we recognized charges in connection with one Home Building Joint Venture of $6.0 million in fiscal 2020; one Land Development Joint Venture of $1.0 million in fiscal 2019; and two Land Development Joint Ventures of $6.0 million in fiscal 2018.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2020, 2019 and 2018 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2020	2019	% Change 2020 vs. 2019	2018	% Change 2019 vs. 2018
Revenues: (1)
Home sales	$6,937.4	$7,080.4	(2)%	7,143.3	(1)%
Land sales and other	140.3	143.6		—
	7,077.7	7,224.0	(2)%	7,143.3	1%
Cost of revenues: (1)
Home sales (2)	5,534.1	5,534.2	—%	5,536.8	—%
Land sales and other	125.9	129.7		—
	5,660.0	5,663.9	—%	5,536.8	2%
Selling, general and administrative (2)	867.4	879.2	(1)%	820.2	7%
Income from operations	550.3	680.8	(19)%	786.2	(13)%
Other:
Income from unconsolidated entities	0.9	24.9	(96)%	85.2	(71)%
Other income - net	35.7	81.5	(56)%	62.5	30%
Income before income taxes	586.9	787.2	(25)%	933.9	(16)%
Income tax provision	140.3	197.2	(29)%	185.8	6%
Net income	$446.6	$590.0	(24)%	748.2	(21)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues (2)	79.8%	78.2%		77.5%
Land sales and other cost of revenues as a percentage of land sales and other revenues (1)	89.7%	90.3%
SG&A as a percentage of home sales revenues (2)	12.5%	12.4%		11.5%
Effective tax rate	23.9%	25.1%		19.9%

Deliveries – units	8,496	8,107	5%	8,265	(2)%
Deliveries – average selling price (in ‘000s)	$816.5	$873.4	(7)%	$864.3	1%

Net contracts signed – value	$7,995.1	$6,710.9	19%	$7,604.3	(12)%
Net contracts signed – units	9,932	8,075	23%	8,519	(5)%
Net contracts signed – average selling price (in ‘000s)	$805.0	$831.1	(3)%	$892.6	(7)%

	At October 31,
	2020	2019	% Change 2020 vs. 2019	2018	% Change 2019 vs. 2018
Backlog – value	$6,374.6	$5,257.1	21%	$5,522.5	(5)%
Backlog – units	7,791	6,266	24%	6,105	3%
Backlog – average selling price (in ‘000s)	$818.2	$839.0	(2)%	$904.6	(7)%
Note: Amounts may not add due to rounding.
(1)    On November 1, 2018, we adopted ASC 606. Upon adoption, land sale activity is presented as part of income from operations where previously it was included in "Other income - net." In fiscal 2018, we recognized land sales revenues and land sales cost of revenues of $134.3 million and $128.0 million, respectively. Further, retained customer deposits, which totaled $11.8 million and $13.2 million, in fiscal 2020 and 2019, respectively, are included in “Home sales revenue” where previously they were included in “Other income – net.” In fiscal 2018, retained customer deposits were $8.9 million. Prior periods are not restated.

(2)    Effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification aligns the treatment of sales commissions paid to third-party brokers with the treatment of sales commissions paid to in-house salespersons, and is consistent with the manner in which the majority of the Company’s peers treat such commissions. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $138.6 million, $144.7 million and $136.2 million, or 2.0%, 2.0% and 1.9% of home sales revenues, for the years ended October 31, 2020, 2019 and 2018, respectively. All prior period amounts have been reclassified to conform to the 2020 presentation.
FISCAL 2020 COMPARED TO FISCAL 2019
HOME SALES REVENUES AND HOME SALES COST OF REVENUES
The decrease in home sales revenues in fiscal 2020, as compared to fiscal 2019, was attributable to a 7% decrease in the average price of the homes delivered, offset, in part, by a 5% increase in the number of homes delivered. Consistent with our strategy to expand geographically and by product type, the decrease in the average delivered home price was primarily due to a shift in the number of homes delivered to less expensive areas and/or products. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2020, as compared to the fiscal 2019, was primarily related to a decrease in the number of homes closed under our City Living brand and in Southern California, where average prices are higher than the Company average; our strategic expansion into more affordable luxury home and attractive high-growth markets, which includes homes delivered in metropolitan Atlanta, Georgia and several markets in South Carolina from the Sharp and Sabal acquisitions; and an increase in the number of quick delivery homes delivered, where average prices are lower than the Company average. The increase in the number of homes delivered in fiscal 2020, as compared to fiscal 2019, was primarily due to home deliveries resulting from the Sharp and Sabal acquisitions; an increase in homes delivered in Northern California mainly attributable to closings at a large high-density condominium community; and an increase in the number of quick delivery homes delivered in fiscal 2020. These increases were partially offset by decreases in homes delivered in Southern California and under our City Living brand, primarily due to lower backlog at October 31, 2019, as compared to October 31, 2018.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2020 was 79.8%, as compared to 78.2% in fiscal 2019. The increase in fiscal 2020 was principally due to a shift in the mix of revenues to lower margin products/areas; higher land, land development, material and labor costs; and higher inventory impairment charges. These increases were offset, in part, by lower interest expense in the fiscal 2020 period, as compared to the fiscal 2019 period. Interest cost in fiscal 2020 was $174.4 million or 2.5% of home sales revenues, as compared to $185.0 million or 2.6% of home sales revenues in fiscal 2019. We recognized inventory impairments and write-offs of $55.9 million or 0.8% of home sales revenues and $42.4 million or 0.6% of home sales revenues in fiscal 2020 and fiscal 2019, respectively.
LAND SALES AND OTHER REVENUES AND LAND SALES AND OTHER COST OF REVENUES
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master planned communities; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria.
Prior to the adoption of ASC 606, land sales activity was reported within “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income. In fiscal 2018, we recognized land sales revenues and land sales cost of revenues of $134.3 million and $128.0 million, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending decreased by $11.8 million in fiscal 2020, as compared to fiscal 2019. As a percentage of home sales revenues, SG&A was 12.5% and 12.4% in fiscal 2020 and 2019, respectively. The dollar decrease in SG&A was due primarily to lower sales and marketing expenses as we reduced spend following the onset of the COVID-19 pandemic and we implemented a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions. Such initiatives included cancellation of discretionary benefit plan contributions related to fiscal 2019, which resulted in the reversal of an $8.0 million accrual. The decrease in spending in fiscal 2020 was offset, in part, by a $7.5 million charge for severance costs incurred in the second quarter of fiscal 2020, other compensation increases, and costs related to the implementation of new enterprise information technology systems. The increase in SG&A as a percentage of revenues was due to a 2% decrease in revenues partially offset by a 1% decrease in SG&A spending in fiscal 2020, as compared to fiscal 2019.

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
The decrease in income from unconsolidated entities from $24.9 million in fiscal 2019 to $0.9 million in fiscal 2020, was due mainly to a decrease in earnings from two Home Building Joint Ventures which delivered their last homes in fiscal 2019; $6.0 million of other-than-temporary impairment charges that we recognized on one of our Home Building Joint Ventures in fiscal 2020; a $3.8 million gain recognized in fiscal 2019 from an asset sale by one of our Rental Property Joint Ventures; losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in fiscal 2020, as compared to fiscal 2019. The decrease was offset, in part, by a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner.
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Income from ancillary businesses	$25,540	$53,568
Management fee income from home building unconsolidated entities, net	3,636	9,948
Other	6,517	17,986
Total other income – net	$35,693	$81,502
The decrease in income from ancillary businesses in fiscal 2020, as compared to fiscal 2019, was mainly due to gains recognized of $35.1 million from the sale of seven golf clubs in fiscal 2019; higher losses incurred in our apartment living operations; lower income from golf club operations; and $0.3 million of severance costs in fiscal 2020, as compared to fiscal 2019. This decrease was partially offset by gains of $13.0 million recognized in fiscal 2020 from the sale of golf club properties and higher earnings from our mortgage company operations primarily due to an increase in volume in fiscal 2020, as compared to fiscal 2019.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decrease in fiscal 2020, as compared to fiscal 2019, was primarily related to the decrease in the number of communities. In addition to the fees earned by our City Living and Traditional Home Building operations, in fiscal 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $14.0 million and $11.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in “other” in fiscal 2020, as compared to fiscal 2019, was principally due to lower interest income earned and $2.4 million of directly expensed interest in fiscal 2019.
INCOME BEFORE INCOME TAXES
In fiscal 2020, we reported income before income taxes of $586.9 million or 8.3% of revenues, as compared to $787.2 million, or 10.9% of revenues in fiscal 2019.
INCOME TAX PROVISION
We recognized a $140.3 million income tax provision in fiscal 2020. Based upon the federal statutory rate of 21.0% for fiscal 2020, our federal tax provision would have been $123.2 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $25.8 million and $4.8 million of other permanent differences, offset, in part, by a $11.5 million benefit of federal energy efficient home credits; a benefit of $3.3 million from excess tax benefits related to stock-based compensation; and the reversal of $1.7 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations.
We recognized a $197.2 million income tax provision in fiscal 2019. Based upon the federal statutory rate of 21.0% for fiscal 2019, our federal tax provision would have been $165.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $37.9 million, $4.9 million of other permanent differences, and an increase in unrecognized tax benefits of $2.2 million, offset, in part, by the reversal of $5.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations, a $3.1 million benefit of federal energy efficient home credits, and a benefit of $2.1 million from excess tax benefits related to stock-based compensation.
FISCAL 2019 COMPARED TO FISCAL 2018
HOME SALES REVENUES AND HOME SALES COST OF REVENUES
The decrease in home sales revenues in fiscal 2019, as compared to fiscal 2018, was attributable to a 2% decrease in the number of homes delivered, offset, in part, by a 1% increase in the average price of the homes delivered. The decrease in the number of homes delivered was primarily due to a moderation in demand, particularly in California, which we experienced beginning in the fourth quarter of fiscal 2018 through the third quarter of fiscal 2019. This decrease was partially offset by contracts we signed in the metropolitan Atlanta, Georgia market and several markets in South Carolina in fiscal 2019 from the Sharp and Sabal acquisitions and an increase in the number of selling communities, primarily in our South and Mountain regions, in fiscal 2019, as compared to fiscal 2018. The increase in the average delivered home price was mainly due to price increases in homes delivered in the Pacific and Mountain regions and a shift in the number of homes delivered to more expensive areas and/or products in California, New Jersey, Virginia, Washington, and the Mountain region in fiscal 2019, as compared to fiscal 2018. These increases were partially offset by a shift in the number of homes delivered to less expensive areas in City Living in fiscal 2019, as compared to fiscal 2018 and a decrease in the number of homes delivered in California where home prices were higher, in fiscal 2019, as compared to fiscal 2018.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2019 was 78.2%, as compared to 77.5% in fiscal 2018. The increase in fiscal 2019 was primarily due to higher land, land development, material and labor costs; a shift in the mix of our home sales revenues to lower margin products/areas; the recovery of approximately $9.7 million from litigation settlements in fiscal 2018; a $7.0 million benefit in fiscal 2018 from the reversal of an accrual related to an indemnification obligation related to the Shapell acquisition that expired; and higher inventory impairment charges in fiscal 2019, as compared to fiscal 2018. These increases were offset, in part, by a state reimbursement of previously expensed environmental clean-up costs received in fiscal 2019; a benefit in fiscal 2019 from the reversal of accruals for certain Home Owners Associations (“HOA”) turnovers that were no longer required; price increases in homes delivered in California and the Mountain region; and lower interest expense in fiscal 2019 compared to fiscal 2018.
Interest cost in fiscal 2019 was $185.0 million or 2.6% of home sales revenues, as compared to $190.7 million or 2.7% of home sales revenues in fiscal 2018. We recognized inventory impairments and write-offs of $42.4 million or 0.6% of home sales revenues and $35.2 million or 0.5% of home sales revenues in fiscal 2019 and fiscal 2018, respectively.
LAND SALES AND OTHER REVENUES AND LAND SALES AND OTHER COST OF REVENUES
In fiscal 2019, we recognized a gain of $9.3 million from the sale of land to two newly formed Rental Property Joint Ventures in which we had interests of 25%.
Prior to the adoption of ASC 606, land sales activity was reported within “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income. In fiscal 2018, we recognized land sales revenues and land sales cost of revenues of $134.3 million and $128.0 million, respectively.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)
SG&A spending increased by $59.0 million in fiscal 2019 compared to fiscal 2018. As a percentage of home sales revenues, SG&A was 12.4% and 11.5% in fiscal 2019 and 2018, respectively. The dollar increase in SG&A was due primarily to increased compensation costs due to a higher number of employees and normal compensation increases, increased sales and marketing costs, and costs related to the implementation of new enterprise information technology systems. The higher sales and marketing costs were the result of the increased number of selling communities, increased spending on advertising, increased third-party broker commissions, and higher design studio operating costs. The increased number of employees was due primarily to the increase in the number of current and future selling communities.

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
OTHER INCOME - NET
The table below provides the components of “Other Income – net” for the years ended October 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Income from ancillary businesses	53,568	25,692
Management fee income from home building unconsolidated entities, net	9,948	11,740
Income from land sales	—	6,331
Retained customer deposits	—	8,937
Other	17,986	9,760
Total other income – net	$81,502	$62,460
As a result of our adoption of ASC 606 on November 1, 2018, land sale activity is presented as part of income from operations where previously it was included in “Other income – net.” In addition, retained customer deposits are included in “Home sales revenue” where previously they were included in “Other income – net.” Fiscal 2018 is not restated. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” in Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding the adoption of ASC 606.
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
INCOME TAX PROVISION
We recognized a $197.2 million income tax provision in fiscal 2019. Based upon the federal statutory rate of 21.0% for fiscal 2019, our federal tax provision would have been $165.3 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $37.9 million, $4.9 million of other permanent differences, and an increase in unrecognized tax benefits of $2.2 million, offset, in part, by the reversal of $5.3 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations, a $3.1 million benefit of federal energy efficient home credits, and a benefit of $2.1 million from excess tax benefits related to stock-based compensation.
We recognized a $185.8 million income tax provision in fiscal 2018. Based upon the blended federal statutory rate of 23.3% for fiscal 2018, our federal tax provision would have been $217.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to tax law changes of $38.7 million; a benefit of $18.2 million related to the utilization of domestic production activities deductions; the reversal of $4.7 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions; a benefit of $4.2 million from excess tax benefits related to stock-based compensation; a $3.2 million benefit of federal energy efficient home credits; and $12.0 million of permanent and other differences, which primarily relates to tax planning transactions that benefited the Company’s state net operating loss carryforwards, offset, in part, by the provision for state income taxes of $47.1 million. See Note 8, “Income Taxes” in Item 15(a)1 of this Form 10-K for additional information regarding the impact of the Tax Act.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public debt markets.
Fiscal 2020
At October 31, 2020, we had $1.37 billion of cash and cash equivalents on hand and approximately $1.79 billion available for borrowing under our Revolving Credit Facility.
Cash provided by operating activities during fiscal 2020 was $1.01 billion. Cash provided by operating activities was generated primarily from $446.6 million of net income plus $24.3 million of stock-based compensation, $68.9 million of depreciation and amortization, $55.9 million of inventory impairments and write-offs, and a net deferred tax benefit of $97.8 million; a $352.9 million decrease in inventory; an increase of $71.8 million in accounts payable and accrued expenses; and an increase of $70.4 million in net customer deposits. This activity was offset, in part, by an increase of $176.3 million in receivables, prepaid assets, and other assets and an increase of $9.5 million in mortgage loans held for sale.
Cash used in investing activities during fiscal 2020 was $177.8 million, primarily related to $109.6 million for the purchase of property and equipment; $71.7 million used to fund investments in unconsolidated entities; and $60.3 million used to acquire Thrive. This activity was offset, in part, by $49.2 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and proceeds of $15.6 million of cash received from sales of a golf club property.
We used $753.3 million of cash from financing activities in fiscal 2020, primarily for the repurchase of $634.1 million of our common stock; repayments of $85.8 million of other loans payable, net of new borrowings; and payment of $56.6 million of dividends on our common stock, offset, in part, by the proceeds of $24.9 million from our stock-based benefit plans.
Fiscal 2019
At October 31, 2019, we had $1.29 billion of cash and cash equivalents on hand and approximately $1.73 billion available for borrowing under our Revolving Credit Facility.
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
Cash used in investing activities during fiscal 2019 was $75.9 million, primarily related to $162.4 million used to acquire Sharp and Sabal; $87.0 million for the purchase of property and equipment; and $556.6 million used to fund investments in unconsolidated entities. This activity was offset, in part, by $151.1 million of cash received as returns on our investments in unconsolidated entities, foreclosed real estate, and distressed loans and proceeds of $79.6 million of cash received from sales of golf club properties and an office building in several separate transactions with unrelated third parties.
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
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. During fiscal 2020, in response to the economic disruption and uncertainty caused by the COVID-19 pandemic, we significantly reduced spending on new land acquisitions and land development in our second fiscal quarter. We have since resumed a more normal level of land acquisition and development spending. At October 31, 2020, we owned or controlled through options approximately 63,200 home sites, as compared to approximately 59,200 at October 31, 2019; and approximately 53,400 at October 31, 2018. Of the approximately 63,200 home sites owned or controlled through options at October 31, 2020, we owned approximately 36,100. Of our owned home sites at October 31, 2020, significant improvements were completed on approximately 16,600 of them.
At October 31, 2020, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.64 billion (including $10.1 million of land to be acquired from joint ventures in which we have invested). Of the $2.64 billion of land purchase commitments, we had paid or deposited $223.6 million and, if we acquire all of these land parcels, we will be required to pay an additional $2.42 billion. The purchases of these land parcels are scheduled over the next several years. In addition, we expect to purchase approximately 2,100 additional home sites over a number of years from several of these joint ventures. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Consolidated Statements of Cash Flows under “Net cash (used in) provided by investing activities.” At October 31, 2020, we had investments in these entities of $430.7 million, and were committed to invest or advance up to an additional $75.0 million to these entities if they require additional funding. At October 31, 2020, we had purchase commitments to acquire land for apartment developments of approximately $111.3 million, of which we had outstanding deposits in the amount of $6.5 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility that was scheduled to expire on November 1, 2024. On October 31, 2020, we entered into extension letter agreements (the “Revolver Extension Agreements”) with respect to the Revolving Credit Facility. In connection with the Revolver Extension Agreements, the Company extended the maturity date of $1.85 billion of the revolving loans and commitments under the Revolving Credit Agreement from November 1, 2024 to November 1, 2025, with the remainder of the revolving loans and commitments continuing to terminate on November 1, 2024. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00 and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.25 billion. Under the terms of the Revolving Credit Facility, at October 31, 2020, our leverage ratio was approximately 0.49 to 1.00 and our tangible net worth was approximately $4.81 billion. Based upon the minimum tangible net worth requirement, our ability to repurchase our common stock was limited to approximately $3.18 billion as of October 31, 2020. At October 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $119.0 million.
At October 31, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On October 31, 2020, we entered into term loan extension agreements with the banks which extended the maturity date of all $800 million of outstanding term loans under the Term Loan Facility from November 1, 2024 to November 1, 2025, with no principal payments being required before the maturity date.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.3% as of October 31, 2020. These interest rate swaps were designated as cash flow hedges.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our estimated contractual payment obligations at October 31, 2020 (amounts in millions):

	2021	2022 – 2023	2024 – 2025	Thereafter	Total
Senior notes (a)	$127.8	$1,023.9	$396.1	$1,733.4	$3,281.2
Loans payable (a)	136.7	128.4	148.8	874.6	1,288.5
Mortgage company loan facility (a)(b)	150.1	—	—	—	150.1
Operating lease obligations	19.9	33.7	22.5	204.5	280.6
Purchase obligations (c)	1,487.2	935.5	255.1	234.0	2,911.8
Retirement plans (d)	13.3	16.9	16.9	61.9	109.0
	$1,935.0	$2,138.4	$839.4	$3,108.4	$8,021.2
(a)Amounts include estimated annual interest payments until maturity of the debt. Of the amounts indicated, $2.66 billion of the senior notes, $1.15 billion of loans payable, $148.6 million of the mortgage company loan facility, and $38.4 million of accrued interest were recorded on our October 31, 2020 Consolidated Balance Sheet.
(b)In December 2020, we amended the mortgage company warehousing agreement to, among other things, extend the maturity date to January 18, 2021.
(c)Amounts represent our expected acquisition of land under purchase agreements and the estimated remaining amount of the contractual obligation for land development agreements secured by letters of credit and surety bonds. Of the total amount indicated, $19.6 million was recorded on our October 31, 2020 Consolidated Balance Sheet.
(d)Amounts represent our obligations under our deferred compensation plan, supplemental executive retirement plans and our 401(k) salary deferral savings plans. Of the total amount indicated, $89.9 million was recorded on our October 31, 2020 Consolidated Balance Sheet.

SUPPLEMENTAL GUARANTOR INFORMATION
At October 31, 2020, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.66 billion aggregate principal amount of senior notes maturing on various dates between February 15, 2022 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Financial Statements under the caption “Senior Notes.”
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by us and substantially all of our 100%-owned home building subsidiaries (the “Guarantor Subsidiaries” and, together with us, the “Guarantors”). The guarantees are full and unconditional, and the Subsidiary Issuer and each of the Guarantor Subsidiaries are consolidated subsidiaries of Toll Brothers, Inc. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds of its public debt offerings, including the Senior Notes. Our home building operations are conducted almost entirely through the Guarantor Subsidiaries. Accordingly, the Subsidiary Issuer’s cash flow and ability to service the Senior Notes is dependent upon the earnings of the Company’s subsidiaries and the distribution of those earnings to the Subsidiary Issuer, whether by dividends, loans or otherwise. Holders of the Senior Notes have a direct claim only against the Subsidiary Issuer and the Guarantors. The obligations of the Guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference or similar laws affecting the rights of creditors generally) under applicable law.
The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of our obligations under the Revolving Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on ours and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the Revolving Credit Facility. If there are no guarantors under the Revolving Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X, under Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Rule 33-10762”), that reduce and simplify the financial disclosure requirements applicable to SEC-registered debt offerings for guarantors and issuers of guaranteed debt securities (which we previously included within the notes to our consolidated financial statements in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q). While amendments under Rule 33-10762 are effective January 4, 2021, voluntary compliance is permitted in advance of the effective date, and we have adopted the new disclosure requirements for the period ending October 31, 2020.
The following summarized financial information is presented for Toll Brothers, Inc., the Subsidiary Issuer, and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among Toll Brothers, Inc., the Subsidiary Issuer and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.
Summarized Balance Sheet Data (amounts in millions)

October 31, 2020
Assets
Cash	$1,235.3
Inventory	$7,596.9
Amount due from Nonguarantor Subsidiaries	$671.1
Total assets	$10,193.6

Liabilities & Stockholders' Equity
Loans payable	$1,110.3
Senior notes	$2,661.7
Total liabilities	$5,575.0
Stockholders' equity	$4,618.6

Summarized Statement of Operations Data (amounts in millions)

For the year ended October 31, 2020
Revenues	$6,962.1
Cost of revenues	$5,554.2
Selling, general and administrative	$863.8
Income before income taxes	$571.9
Net income	$435.2

SEGMENTS
We operate in two segments: Traditional Home Building and City Living, our urban development division. Within Traditional Home Building, we operate in five geographic segments around the United States. In the first quarter of fiscal 2020, we made certain changes to our Traditional Home Building regional management structure and realigned certain of the states falling among our five geographic segments, as follows:
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
The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2020, 2019, and 2018. Information related to backlog and assets by segment at October 31, 2020 and 2019, has also been provided.
Units Delivered and Revenues:

	Fiscal 2020 Compared to Fiscal 2019
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$1,364.8	$1,484.4	(8)%	2,010	2,223	(10)%	$679.0	$667.7	2%
Mid-Atlantic	845.6	804.4	5%	1,271	1,237	3%	665.3	650.3	2%
South	1,041.2	991.9	5%	1,566	1,298	21%	664.9	764.2	(13)%
Mountain	1,535.8	1,130.9	36%	2,219	1,711	30%	692.1	661.0	5%
Pacific	2,029.9	2,416.6	(16)%	1,334	1,434	(7)%	1,521.7	1,685.2	(10)%
Traditional Home Building	6,817.3	6,828.2	—%	8,400	7,903	6%	811.6	864.0	(6)%
City Living	120.9	253.2	(52)%	96	204	(53)%	1,259.4	1,241.1	1%
Other	(0.8)	(1.0)
Total home sales revenue	6,937.4	$7,080.4	(2)%	8,496	8,107	5%	$816.5	$873.4	(7)%
Land sales and other revenue	140.3	143.6
Total revenue	$7,077.7	$7,224.0

	Fiscal 2019 Compared to Fiscal 2018
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	Restated	Restated		Restated	Restated		Restated	Restated
Traditional Home Building:
North	$1,484.4	$1,517.9	(2)%	2,223	2,259	(2)%	$667.7	$671.9	(1)%
Mid-Atlantic	804.4	775.7	4%	1,237	1,271	(3)%	650.3	610.3	7%
South	991.9	868.6	14%	1,298	1,114	17%	764.2	779.7	(2)%
Mountain	1,130.9	1,126.6	—%	1,711	1,797	(5)%	661.0	626.9	5%
Pacific	2,416.6	2,533.5	(5)%	1,434	1,655	(13)%	1,685.2	1,530.8	10%
Traditional Home Building	6,828.2	6,822.3	—%	7,903	8,096	(2)%	864.0	842.7	3%
City Living	253.2	321.0	(21)%	204	169	21%	1,241.1	1,899.4	(35)%
Other	(1.0)
Total home sales revenue	7,080.4	7,143.3	(1)%	8,107	8,265	(2)%	$873.4	$864.3	1%
Land sales and other revenue	143.6
Total revenue	$7,224.0	$7,143.3

Net Contracts Signed:

	Fiscal 2020 Compared to Fiscal 2019
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$1,552.4	$1,511.7	3%	2,174	2,267	(4)%	$714.1	$666.8	7%
Mid-Atlantic	1,075.3	772.5	39%	1,473	1,159	27%	730.0	666.5	10%
South	1,320.1	941.0	40%	2,006	1,307	53%	658.1	720.0	(9)%
Mountain	2,008.2	1,456.2	38%	2,802	2,097	34%	716.7	694.4	3%
Pacific	1,929.6	1,804.8	7%	1,404	1,095	28%	1,374.4	1,648.2	(17)%
Traditional Home Building	7,885.6	6,486.2	22%	9,859	7,925	24%	799.8	818.4	(2)%
City Living	109.5	224.7	(51)%	73	150	(51)%	1,500.0	1,498.0	—%
Total	$7,995.1	$6,710.9	19%	9,932	8,075	23%	$805.0	$831.1	(3)%

	Fiscal 2019 Compared to Fiscal 2018
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	Restated	Restated		Restated	Restated		Restated	Restated
Traditional Home Building:
North	$1,511.7	$1,511.3	—%	2,267	2,247	1%	$666.8	$672.6	(1)%
Mid-Atlantic	772.5	$759.5	2%	1,159	1,176	(1)%	666.5	645.8	3%
South	941.0	$948.3	(1)%	1,307	1,212	8%	720.0	782.4	(8)%
Mountain	1,456.2	$1,229.6	18%	2,097	1,871	12%	694.4	657.2	6%
Pacific	1,804.8	$2,877.8	(37)%	1,095	1,830	(40)%	1,648.2	1,572.6	5%
Traditional Home Building	6,486.2	7,326.5	(11)%	7,925	8,336	(5)%	818.4	878.9	(7)%
City Living	224.7	277.8	(19)%	150	183	(18)%	1,498.0	1,518.0	(1)%
Total	$6,710.9	$7,604.3	(12)%	8,075	8,519	(5)%	$831.1	$892.6	(7)%

Backlog at October 31:

	October 31, 2020 Compared to October 31, 2019
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
		Restated			Restated			Restated
Traditional Home Building:
North	$1,369.1	$1,179.6	16%	1,906	1,742	9%	$718.3	$677.2	6%
Mid-Atlantic	770.4	535.3	44%	990	784	26%	778.2	682.7	14%
South	1,038.4	757.3	37%	1,488	1,048	42%	697.9	722.6	(3)%
Mountain	1,670.7	1,150.9	45%	2,274	1,606	42%	734.7	716.6	3%
Pacific	1,387.1	1,484.4	(7)%	1,044	974	7%	1,328.6	1,524.0	(13)%
Traditional Home Building	6,235.7	5,107.5	22%	7,702	6,154	25%	809.6	829.9	(2)%
City Living	138.9	149.6	(7)%	89	112	(21)%	1,560.3	1,335.6	17%
Total	$6,374.6	$5,257.1	21%	7,791	6,266	24%	$818.2	$839.0	(2)%

	October 31, 2019 Compared to October 31, 2018
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
	Restated	Restated		Restated	Restated		Restated	Restated
Traditional Home Building:
North	$1,179.6	$1,150.1	3%	1,742	1,698	3%	$677.2	$677.3	—%
Mid-Atlantic	535.3	500.1	7%	784	737	6%	682.7	678.6	1%
South	757.3	780.3	(3)%	1,048	971	8%	722.6	803.6	(10)%
Mountain	1,150.9	823.8	40%	1,606	1,220	32%	716.6	675.3	6%
Pacific	1,484.4	2,090.6	(29)%	974	1,313	(26)%	1,524.0	1,592.2	(4)%
Traditional Home Building	5,107.5	5,344.9	(4)%	6,154	5,939	4%	829.9	900.0	(8)%
City Living	149.6	177.6	(16)%	112	166	(33)%	1,335.6	1,069.7	25%
Total	$5,257.1	$5,522.5	(5)%	6,266	6,105	3%	$839.0	$904.6	(7)%
Income (Loss) Before Income Taxes ($ amounts in millions):

	2020	2019	% Change 2020 vs. 2019	2018	% Change 2019 vs. 2018
		Restated		Restated
Traditional Home Building:
North	$57.8	$81.4	(29)%	$98.2	(17)%
Mid-Atlantic	50.6	50.7	—%	59.3	(15)%
South	108.4	106.1	2%	99.9	6%
Mountain	167.7	113.0	48%	136.2	(17)%
Pacific	352.8	509.8	(31)%	571.4	(11)%
Traditional Home Building	737.3	861.0	(14)%	965.0	(11)%
City Living	29.7	70.1	(58)%	78.1	(10)%
Corporate and other	(180.1)	(143.9)	(25)%	(109.2)	(32)%
Total	$586.9	$787.2	(25)%	$933.9	(16)%
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

Total Assets ($ amounts in millions):

	At October 31,
	2020	2019
		(Restated)
Traditional Home Building:
North	$1,427.5	$1,487.0
Mid-Atlantic	918.6	854.5
South	1,177.0	1,166.0
Mountain	1,961.3	1,769.6
Pacific	2,226.7	2,627.4
Traditional Home Building	7,711.1	7,904.5
City Living	539.8	529.5
Corporate and other	2,814.8	2,394.1
Total	$11,065.7	$10,828.1
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, income taxes receivable, investments in properties held for rental apartments, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
FISCAL 2020 COMPARED TO FISCAL 2019 (Restated)
Traditional Home Building
North

	Year ended October 31,
	2020	2019	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,364.8	$1,484.4	(8)%
Units delivered	2,010	2,223	(10)%
Average delivered price ($ in thousands)	$679.0	$667.7	2%

Net Contracts Signed:
Net contract value ($ in millions)	$1,552.4	$1,511.7	3%
Net contracted units	2,174	2,267	(4)%
Average contracted price ($ in thousands)	$714.1	$666.8	7%

Home sales cost of revenues as a percentage of home sales revenues	86.3%	84.9%

Income before income taxes ($ in millions)	$57.8	$81.4	(29)%

Number of selling communities at October 31,	70	86	(19)%
The decrease in the number of homes delivered in fiscal 2020 was mainly due to lower backlog conversion, which reflected difficulties in delivering homes following the institution of COVID-19 related government restrictions in many markets in the North region, and a decrease in the number of homes sold and settled in fiscal 2020, as compared to fiscal 2019. The increase in the average price of homes delivered in fiscal 2020 was due primarily to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2020, as compared to fiscal 2019.
The decrease in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, was principally due to a decrease in the average number of selling communities, offset, in part, by an increase in demand in fiscal 2020, as compared to fiscal 2019. The increase in the average value of each contract signed in fiscal 2020, as compared to fiscal 2019, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.
The decrease in income before income taxes in fiscal 2020 was principally attributable to higher home sales cost of revenues, as a percentage of home sale revenues and lower earnings from decreased home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, in fiscal 2020, as compared to fiscal 2019, was primarily due to higher land, land development, and material and labor costs; higher impairment charges; and a shift in product mix/areas to lower-margin areas.
Inventory impairment charges were $28.4 million in fiscal 2020, as compared to $25.5 million in fiscal 2019. In the fourth quarter of fiscal 2020, we changed our strategy with respect to our land in the Delaware beach markets and the Chicago market. As a result, the carrying values of our land and communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $18.0 million in fiscal 2020. In addition, in the fourth quarter of fiscal 2020, due to a loss in lot density at one community located in New Jersey, the carrying value was written down to its estimated fair value, which resulted in a charge to income of $6.4 million.
Mid-Atlantic

	Year ended October 31,
	2020	2019	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$845.6	$804.4	5%
Units delivered	1,271	1,237	3%
Average delivered price ($ in thousands)	$665.3	$650.3	2%

Net Contracts Signed:
Net contract value ($ in millions)	$1,075.3	$772.5	39%
Net contracted units	1,473	1,159	27%
Average contracted price ($ in thousands)	$730.0	$666.5	10%

Home sales cost of revenues as a percentage of home sales revenues	83.6%	83.4%

Income (loss) before income taxes ($ in millions)	$50.6	$50.7	—%

Number of selling communities at October 31,	39	41	(5)%
The increase in the number of homes delivered in fiscal 2020, as compared to fiscal 2019, was mainly due to the delivery of homes in metropolitan Atlanta, Georgia from the Sharp acquisition, offset, in part, by fewer homes in backlog at October 31, 2019 (excluding Sharp homes), as well as production delays stemming from COVID-19 and related government restrictions. The increase in the average price of homes delivered in fiscal 2020, as compared to fiscal 2019, was primarily due a shift in the number of homes delivered to more expensive areas and/or products in Virginia partially offset by an increase in the number of homes delivered in Georgia, where average prices were significantly lower than the average in the Mid-Atlantic region.
The increase in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, was principally due to an increase in contracts resulting from the Sharp and Thrive acquisitions, and an increase in demand offset, in part, by a decrease in the average number of selling communities in Maryland. The increase in the average value of each contract signed in fiscal 2020, as compared to fiscal 2019, were mainly due to shifts in the number of contracts signed to more expensive areas and/or products primarily in North Carolina, Maryland and Virginia, and price increases in fiscal 2020, offset, in part by an increase in contracts signed in Georgia.
The decrease in income before income taxes in fiscal 2020, as compared to fiscal 2019, was mainly due to higher impairment charges partially offset by other lower home sales costs of revenues, as a percentage of home sale revenues, and higher earnings on increased home sales revenues, in fiscal 2020. The decrease in home sales costs of revenues (other than inventory impairments), as a percentage of home sale revenues, in fiscal 2020 was primarily due to a shift in product mix/areas to higher-margin areas.
Inventory impairment charges were $17.9 million and $1.5 million in fiscal 2020 and 2019, respectively. In our second quarter of fiscal 2020, following the onset of the COVID-19 pandemic, we terminated a land purchase agreement in Virginia and wrote-off the deposits and soft costs incurred. In addition, in the three months ended July 31, 2020, we decided to sell the remaining lots in one community located in Maryland in a bulk sale rather than sell and construct homes. As a result, we wrote down the carrying value of inventory in this community to its estimated fair value. These actions resulted in impairment charges of $13.5 million in fiscal 2020.

South

	Year ended October 31,
	2020	2019	% Change
Units Delivered and Home Sale Revenues:
Home sales revenues ($ in millions)	$1,041.2	$991.9	5%
Units delivered	1,566	1,298	21%
Average delivered price ($ in thousands)	$664.9	$764.2	(13)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,320.1	$941.0	40%
Net contracted units	2,006	1,307	53%
Average contracted price ($ in thousands)	$658.1	$720.0	(9)%

Home sales cost of revenues as a percentage of home sales revenues	79.9%	81.1%

Income before income taxes ($ in millions)	$108.4	$106.1	2%

Number of selling communities at October 31,	67	72	(7)%
The increase in the number of homes delivered in fiscal 2020, as compared to fiscal 2019, was mainly due to the delivery of homes in several markets in South Carolina from the Sabal acquisition and an increase in homes sold and settled in fiscal 2020, as compared to fiscal 2019. The decrease in the average price of homes delivered in fiscal 2020, as compared to fiscal 2019, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products mainly due to homes delivered in South Carolina, where average prices were significantly lower than the average of the South region.
The increase in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, was mainly due to net contracts we signed in several markets in South Carolina due to the Sabal acquisition and an increase in demand. The decrease in the average value of each contract signed was mainly due to contracts signed in South Carolina resulting from the Sabal acquisition, where average prices are significantly lower than the regional average, and to shifts in the number of contracts signed to less expensive areas and/or products primarily in Florida and Texas, offset, in part, by price increases.
The increase in income before income taxes in fiscal 2020, as compared to fiscal 2019, was principally due to higher earnings from increased home sales revenues and lower home sales costs of revenues, as a percentage of home sales revenues, offset, in part, by lower joint venture and management fee income from one Home Building Joint Venture that delivered its last home in the third quarter of fiscal 2019. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was mainly due to a shift in product mix/areas to higher-margin areas and lower inventory impairment changes in fiscal 2020, as compared to fiscal 2019. Inventory impairment charges were $2.9 million and $8.5 million in fiscal 2020 and 2019, respectively.
Mountain

	Year ended October 31,
	2020	2019	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,535.8	$1,130.9	36%
Units delivered	2,219	1,711	30%
Average delivered price ($ in thousands)	$692.1	$661.0	5%

Net Contracts Signed:
Net contract value ($ in millions)	$2,008.2	$1,456.2	38%
Net contracted units	2,802	2,097	34%
Average contracted price ($ in thousands)	$716.7	$694.4	3%

Home sales cost of revenues as a percentage of home sales revenues	79.2%	78.9%

Income before income taxes ($ in millions)	$167.7	$113.0	48%

Number of selling communities at October 31,	94	79	19%

The increase in the number of homes delivered in fiscal 2020, as compared to fiscal 2019, was mainly due to an increase in the number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, and an increase in the number of homes sold and settled in fiscal 2020. The increase in the average price of homes delivered in fiscal 2020, as compared to fiscal 2019, was primarily due to an increase in the number of homes settled in Arizona, Nevada and Utah, where average prices were higher than the regional average. This increase was partially offset by an increase in the number of home delivered in Idaho, where average prices were significantly lower than the regional average.
The increase in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, was principally due to increased demand and an increase in the average number of selling communities. The increases in the average value of each contract signed in fiscal 2020, as compared to fiscal 2019, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.
The increase in income before income taxes in fiscal 2020, as compared to fiscal 2019, was mainly due to higher earnings from increased revenues offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas.
Pacific

	Year ended October 31,
	2020	2019	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,029.9	$2,416.6	(16)%
Units delivered	1,334	1,434	(7)%
Average delivered price ($ in thousands)	$1,521.7	$1,685.2	(10)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,929.6	$1,804.8	7%
Net contracted units	1,404	1,095	28%
Average contracted price ($ in thousands)	$1,374.4	$1,648.2	(17)%

Home sales cost of revenues as a percentage of home sales revenues	75.2%	71.7%

Income before income taxes ($ in millions)	352.8	509.8	(31)%

Number of selling communities at October 31,	44	51	(14)%
The decrease in the number of homes delivered in fiscal 2020, as compared to fiscal 2019, was mainly due to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, offset, in part, by higher backlog conversion. The decrease in the average price of homes delivered in fiscal 2020 was primarily due to a shift in the number of homes delivered to less expensive areas.
The increase in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, was principally due to an increase in demand, offset, in part, by a decrease in the number of selling communities. The decrease in the average value of each contract signed in fiscal 2020 was mainly due to a shift in the number of contracts signed to less expensive areas and/or products partially offset by price increases.
The decrease in income before income taxes in fiscal 2020, as compared to fiscal 2019, was primarily due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to cost overruns at a large high-density condominium community in Northern California, higher incentives associated with the prior year selling environment, higher impairment charges, and a shift in product mix/areas to lower-margin areas. Inventory impairment charges were $6.0 million and $1.1 million in fiscal 2020 and 2019, respectively. The fiscal 2020 impairment charge relates primarily to a land purchase agreement where we no longer expect to purchase the land and, accordingly, wrote-off soft costs incurred.

City Living

	Year ended October 31,
	2020	2019	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$120.9	$253.2	(52)%
Units delivered	96	204	(53)%
Average delivered price ($ in thousands)	$1,259.4	$1,241.1	1%

Net Contracts Signed:
Net contract value ($ in millions)	$109.5	$224.7	(51)%
Net contracted units	73	150	(51)%
Average contracted price ($ in thousands)	$1,500.0	$1,498.0	—%

Home sales cost of revenues as a percentage of home sales revenues	61.7%	67.8%

Income before income taxes ($ in millions)	$29.7	$70.1	(58)%

Number of selling communities at October 31,	3	4	(25)%
The decrease in the number of homes delivered in fiscal 2020, as compared to fiscal 2019, was mainly attributable to the decreased number of homes in backlog at October 31, 2019, as compared to the number of homes in backlog at October 31, 2018, and the impacts of the COVID-19 pandemic, in particular in New York City and northern New Jersey. The increase in the average price of homes delivered in fiscal 2020, as compared to fiscal 2019, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the number of net contracts signed in fiscal 2020, as compared to fiscal 2019, was primarily due to a significant decrease in demand following the onset of the COVID-19 pandemic, offset, in part, by increased demand prior to its onset.
The decrease in income before income taxes in fiscal 2020, as compared to fiscal 2019, was mainly due to lower earnings from decreased revenues and decreases in earnings from our investments in unconsolidated entities. This decrease was partially offset by lower home sales cost of revenues, as a percentage of home sale revenues. The lower home sales cost of revenues, as a percentage of home sale revenues, in fiscal 2020 was principally due to a shift in the number of homes delivered to buildings with higher margins, an impairment charge of $4.8 million in fiscal 2019, and the reversal of an accrual related to a litigation matter that was no longer needed. This decrease was offset, in part, by a state reimbursement of $6.5 million of previously expensed environmental cleanup costs received in fiscal 2019.
In fiscal 2020, earnings from our investments in unconsolidated entities in City Living decreased $11.8 million as compared to fiscal 2019. This decrease was primarily due to $6.0 million of other than temporary impairment charges that we recognized on one of our Home Building Joint Ventures in fiscal 2020. In addition, fiscal 2019 benefited from earnings from one joint venture that delivered its last home in the third quarter of fiscal 2019. The tables below provide information related to deliveries, revenues, and net contracts signed by our City Living Home Building Joint Ventures, for the periods indicated, and the related backlog for the dates indicated ($ amounts in millions):

	Year ended October 31,
	2020 Units	2019 Units	2020 $	2019 $
Deliveries and home sales revenues	44	147	$139.6	$330.8
Net contracts signed	22	39	$73.3	$128.1

	At October 31,
	2020 Units	2019 Units	2020 $	2019 $
Backlog	4	26	$10.0	$76.3

Corporate and other
In fiscal 2020 and 2019, loss before income taxes was $180.1 million and $143.9 million, respectively. The increase in the loss before income taxes in fiscal 2020 was principally attributable to lower interest income; higher losses incurred in our apartment living operations; lower income from golf club operations; losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19; an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities; and directly expensed interest of $2.4 million in the fiscal 2020 period. In addition, during the fiscal 2019 period, we recognized gains of $35.1 million from the sale of seven golf clubs; $9.3 million from the sale of land to a newly formed Rental Property Joint Venture; and $3.8 million from an asset sale by one of our Rental Property Joint Ventures. These increases were partially offset by gains recognized in fiscal 2020 of $13.0 million from the sale of golf club properties and $10.7 million from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner; higher earnings by our mortgage company operations primarily due to an increase in volumes in fiscal 2020; and lower SG&A costs. The lower SG&A costs were due primarily to the implementation of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions, that we implemented following the onset of the COVID-19 pandemic, including the reversal of an $8.0 million accrual in fiscal 2020 for discretionary benefit plan contributions with respect to fiscal 2019. The decrease in SG&A spending in fiscal 2020 was offset, in part, by a $7.5 million charge for severance costs incurred in the second quarter of fiscal 2020, other compensation increases, and costs related to the implementation of new enterprise information technology systems.
FISCAL 2019 (Restated) COMPARED TO FISCAL 2018 (Restated)
Traditional Home Building
North

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,484.4	$1,517.9	(2)%
Units delivered	2,223	2,259	(2)%
Average delivered price ($ in thousands)	$667.7	$671.9	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,511.7	$1,511.3	—%
Net contracted units	2,267	2,247	1%
Average contracted price ($ in thousands)	$666.8	$672.6	(1)%

Home sales cost of revenues as a percentage of home sales revenues	84.9%	85.0%

Income before income taxes ($ in millions)	$81.4	$98.2	(17)%

Number of selling communities at October 31,	86	92	(7)%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to a decrease in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017 and lower backlog conversion in fiscal 2019, as compared to fiscal 2018. The decrease in the average price of homes delivered in fiscal 2019 was due primarily to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2019.
The increase in the number of net contracts signed in fiscal 2019, as compared to fiscal 2018, was principally due to an increase in demand in fiscal 2019.
The decrease in income before income taxes in fiscal 2019 was principally attributable to lower earnings from decreased home sales revenues, higher SG&A costs, and higher inventory impairment charges.
Inventory impairment charges were $25.5 million in fiscal 2019, as compared to $20.7 million in fiscal 2018. During fiscal 2019, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Illinois and two operating communities located in Pennsylvania needed to be reduced primarily because weaker-than-expected market conditions drove a lack of improvement and/or a decrease in customer demand for homes in these communities. As a result of the reduction in expected sales prices, we determined that these communities were impaired. Accordingly, the carrying values were written down to their estimated fair values, which resulted in a charge to income before income taxes of $14.6 million. In addition, with respect to two communities located in Illinois, we decided to sell their remaining lots in bulk sales rather than sell and construct homes. As a result, the carrying values of these communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $4.9 million in fiscal 2019.
During fiscal 2018, we determined that the pricing assumptions used in prior impairment reviews for one operating community located in Connecticut needed to be reduced, primarily due to a lack of improvement and/or a decrease in customer demand as a result of weaker than expected market conditions. As a result of the reduction in expected sales prices, we determined that this community was impaired. Accordingly, its carrying value was written down to its estimated fair value, which resulted in a charge to income before income taxes of $12.0 million. In addition, with respect to two communities located in Illinois and Minnesota, we decided to sell their remaining lots in bulk sales rather than sell and construct homes. As a result, the carrying values of these communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $4.4 million in fiscal 2018.
Mid-Atlantic

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$804.4	775.7	4%
Units delivered	1,237	1,271	(3)%
Average delivered price ($ in thousands)	$650.3	$610.3	7%

Net Contracts Signed:
Net contract value ($ in millions)	$772.5	$759.5	2%
Net contracted units	1,159	1,176	(1)%
Average contracted price ($ in thousands)	$666.5	$645.8	3%

Home sales cost of revenues as a percentage of home sales revenues	83.4%	82.2%

Income (loss) before income taxes ($ in millions)	$50.7	$59.3	(15)%

Number of selling communities at October 31,	41	43	(5)%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to a decrease in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017 and lower backlog conversion in fiscal 2019. This decrease was partially offset by the delivery of 114 homes in metropolitan Atlanta, Georgia from the Sharp acquisition. The increase in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products in fiscal 2019.
The decrease in the number of net contracts signed in fiscal 2019 was principally due to a decrease in the average number of selling communities in fiscal 2019 offset, in part, by contracts we signed in the metropolitan Atlanta, Georgia market in fiscal 2019. The increase in the average value of each contract signed in fiscal 2019 was mainly due to shifts in the number of contracts signed to more expensive areas and/or products in fiscal 2019.
The decrease in income before income taxes in fiscal 2019 was mainly due to increases in home sales costs of revenues, as a percentage of home sale revenues and increases in SG&A costs in fiscal 2019. This decrease was partially offset by higher earnings on increased home sales revenues in fiscal 2019 and a $4.0 million impairment charge recognized in fiscal 2018 related to one Land Development Joint Venture located in Maryland. The increase in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2019 was primarily due to higher material and labor costs in fiscal 2019.
Inventory impairment charges were $1.5 million and $11.8 million in fiscal 2019 and 2018, respectively. In fiscal 2018, we decided to sell a portion of the lots in a bulk sale in one community located in Maryland, primarily due to increases in site costs and a lack of improvement in customer demand as a result of weaker than expected market conditions. The carrying value of this community was written down to its estimated fair value resulting in a charge to income before income taxes in fiscal 2018 of $6.7 million.

South

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sale Revenues:
Home sales revenues ($ in millions)	$991.9	868.6	14%
Units delivered	1,298	1,114	17%
Average delivered price ($ in thousands)	$764.2	$779.7	(2)%

Net Contracts Signed:
Net contract value ($ in millions)	$941.0	$948.3	(1)%
Net contracted units	1,307	1,212	8%
Average contracted price ($ in thousands)	$720.0	$782.4	(8)%

Home sales cost of revenues as a percentage of home sales revenues	81.1%	80.5%

Income before income taxes ($ in millions)	$106.1	$99.9	6%

Number of selling communities at October 31,	72	53	36%
The increase in the number of homes delivered in fiscal 2019 was mainly due to an increase in the number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017; higher backlog conversion in fiscal 2019, as compared to fiscal 2018; and the delivery of 23 homes in several markets in South Carolina from the Sabal acquisition. The decrease in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in fiscal 2019.
The increase in the number of net contracts signed in fiscal 2019 was mainly due to contracts we signed in several markets in South Carolina in fiscal 2019 and an increase in the number of selling communities, primarily in Florida, in fiscal 2019 offset, in part, by decreased demand. The decrease in the average value of each contract signed in fiscal 2019 was mainly due to shifts in the number of contracts signed to less expensive areas and/or products in fiscal 2019.
The increase in income before income taxes in fiscal 2019 was principally due to higher earnings from increased home sales revenues, offset, in part, by higher inventory impairment charges. Inventory impairment charges were $8.5 million and $0.7 million in fiscal 2019 and 2018, respectively. During fiscal 2019, we decided to sell the remaining lots in a bulk sale in one community located in Texas rather than sell and construct homes, primarily due to a lack of improvement and/or a decrease in customer demand. As a result, the carrying value of this community was written down to its estimated fair value, which resulted in a charge to income before income taxes of $1.5 million in fiscal 2019. In addition, we terminated three purchase agreements to acquire land parcels in Texas and forfeited the deposit balances outstanding. We wrote off the related deposits resulting in a charges to income before income taxes of $4.2 million in fiscal 2019.

Mountain

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,130.9	1,126.6	—%
Units delivered	1,711	1,797	(5)%
Average delivered price ($ in thousands)	$661.0	$626.9	5%

Net Contracts Signed:
Net contract value ($ in millions)	$1,456.2	$1,229.6	18%
Net contracted units	2,097	1,871	12%
Average contracted price ($ in thousands)	$694.4	$657.2	6%

Home sales cost of revenues as a percentage of home sales revenues	78.9%	78.6%

Income before income taxes ($ in millions)	$113.0	$136.2	(17)%

Number of selling communities at October 31,	79	73	8%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to lower backlog conversion in fiscal 2019, as compared to fiscal 2018. The increase in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and price increases in fiscal 2019.
The increase in the number of net contracts signed in fiscal 2019 was principally due to an increase in the average number of selling communities in fiscal 2019. The increase in the average value of each contract signed in fiscal 2019 was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2019.
The decrease in income before income taxes in fiscal 2019 was due mainly to higher SG&A costs and higher home sales cost of revenues, as a percentage of home sales revenues, in fiscal 2019. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas in fiscal 2019.
Pacific

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,416.6	$2,533.5	(5)%
Units delivered	1,434	1,655	(13)%
Average delivered price ($ in thousands)	$1,685.2	$1,530.8	10%

Net Contracts Signed:
Net contract value ($ in millions)	$1,804.8	$2,877.8	(37)%
Net contracted units	1,095	1,830	(40)%
Average contracted price ($ in thousands)	$1,648.2	$1,572.6	5%

Home sales cost of revenues as a percentage of home sales revenues	71.7%	70.5%

Income before income taxes ($ in millions)	509.8	571.4	(11)%

Number of selling communities at October 31,	51	48	6%
The decrease in the number of homes delivered in fiscal 2019 was mainly due to lower backlog conversion in fiscal 2019, as compared to fiscal 2018, offset, in part, by the increased number of homes in backlog at October 31, 2018, as compared to the number of homes in backlog at October 31, 2017. The increase in the average price of homes delivered in 2019 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and increased selling prices of homes delivered in fiscal 2019.

The decrease in the number of net contracts signed in fiscal 2019 was principally due to a decrease in demand and reduced availability of lots in fiscal 2019. The increase in the average value of each contract signed in fiscal 2019 was mainly due to a shift in the number of contracts signed to more expensive areas and/or products in fiscal 2019.
The decrease in income before income taxes in fiscal 2019 was primarily due to lower earnings from the decreased home sales revenues and higher home sales cost of revenues, as a percentage of home sales revenues, in fiscal 2019, as compared to fiscal 2018, partially offset by lower SG&A costs in fiscal 2019. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas in fiscal 2019, and a $7.0 million benefit in fiscal 2018 from the reversal of an accrual related to the Shapell acquisition that had expired.
City Living

	Year ended October 31,
	2019	2018	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$253.2	$321.0	(21)%
Units delivered	204	169	21%
Average delivered price ($ in thousands)	$1,241.1	$1,899.4	(35)%

Net Contracts Signed:
Net contract value ($ in millions)	$224.7	$277.8	(19)%
Net contracted units	150	183	(18)%
Average contracted price ($ in thousands)	$1,498.0	$1,518.0	(1)%

Home sales cost of revenues as a percentage of home sales revenues	67.8%	72.7%

Income before income taxes ($ in millions)	$70.1	$78.1	(10)%

Number of selling communities at October 31,	4	6	(33)%
The increase in the number of homes delivered in fiscal 2019 was mainly attributable to homes delivered at a building located in Jersey City, New Jersey, which commenced deliveries in the fourth quarter of fiscal 2018. The decrease in the average price of homes delivered in fiscal 2019 was primarily due to a shift in the number of homes delivered to less expensive buildings in fiscal 2019 offset, in part, by the delivery of two homes in fiscal 2019 in a building located in New York City, New York, where the average price was $13.6 million. In fiscal 2019 and 2018, 7% and 37%, respectively, of the units delivered were located in New York City, where average home prices were higher.
The decrease in the number of net contracts signed in fiscal 2019 was primarily due to a decrease in demand. The decrease in the average sales price of net contracts signed in fiscal 2019 was principally due to a shift to less expensive units in fiscal 2019, offset, in part, by the sale of two homes in fiscal 2019 in a building located in New York City, New York, where the average price was $13.6 million.
The decrease in income before income taxes in fiscal 2019 was mainly due to lower earnings from decreased home sales revenues and a decrease in earnings from our investments in unconsolidated entities in fiscal 2019. This decrease was partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, in fiscal 2019. The lower home sales cost of revenues, as a percentage of home sale revenues, in fiscal 2019 was due primarily to a shift in the number of homes delivered to buildings with higher margins; a state reimbursement of previously expensed environmental clean-up costs received in fiscal 2019; a benefit in fiscal 2019 from the reversal of accruals for certain HOA turnovers that were no longer required; and lower interest costs in fiscal 2019. These decreases were offset, in part, by impairment charges of $4.8 million in fiscal 2019. As a result of decreased demand, we wrote down the carrying value of units in two buildings, located in Maryland and New York, New York, to their estimated fair values, which resulted in impairment charges of $4.8 million in fiscal 2019.
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

Corporate and other
In fiscal 2019 and 2018, loss before income taxes was $143.9 million and $109.2 million, respectively. The increase in the loss before income taxes in fiscal 2019 was principally attributable to $67.2 million of gains recognized in fiscal 2018 from asset sales by our Rental Property Joint Ventures located in College Park, Maryland, Herndon, Virginia, and Westborough, Massachusetts; a $10.7 million gain from a bulk sale of security monitoring accounts by our home control solutions business in fiscal 2018; an increase in losses in several Rental Property Joint Ventures due to the commencement of operations and lease up activities in fiscal 2019; and higher SG&A costs in fiscal 2019. These increases were partially offset by gains recognized in fiscal 2019 of $35.1 million from the sale of seven golf clubs; $9.3 million from the sales of land to newly formed Rental Property Joint Ventures; $3.8 million from an asset sale by a Rental Property Joint Venture in Phoenixville, Pennsylvania; and higher interest income in fiscal 2019.

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
The London Interbank Offered Rate (“LIBOR”) is the primary basis for determining interest payments on borrowings under each of our $800 million Term Loan Facility and our $1.905 Revolving Credit Facility. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts and, although each of our Term Loan Facility and Revolving Credit Facility contain provisions designed to accommodate an alternate reference rate, we may need to amend these and other contracts, such as interest rate hedges that reference these contracts, to accommodate any replacement rate. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2020 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2021	$98,664	3.46%	$161,971	1.89%
2022	453,134	5.75%	—
2023	452,691	4.40%	—
2024	306,070	5.20%	—
2025	59,151	5.83%	—
Thereafter (b)	1,638,063	4.49%	800,000	1.47%
Bond discounts, premiums, and deferred issuance costs, net	(8,158)		(3,302)
Total	$2,999,615	4.73%	$958,669	1.54%
Fair value at October 31, 2020	$3,232,778		$961,971
(a)Based upon the amount of variable-rate debt outstanding at October 31, 2020, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.6 million per year.
(b)In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.3% as of October 31, 2020. These interest rate swaps were designated as cash flow hedges.
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
The Company is in the process of evaluating the existing controls and procedures of each of The Thrive Group, LLC and Keller Homes, Inc. and integrating their controls into the Company’s internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded each of The Thrive Group, LLC and Keller Homes, Inc. from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2020. These companies represented approximately 1% of the Company’s total assets as of October 31, 2020 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2020. The Company's acquisition of each of these companies is discussed in Note 2 to its Consolidated Financial Statements for fiscal 2020.
Changes in Internal Control Over Financial Reporting
We are in the process of a complex implementation of a new ERP system that affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a discussion of risks related to the implementation of our new ERP system, see “Risk Factors - We are implementing a new enterprise resource planning system, and challenges with the system may impact our business and operations.”
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this
Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	60	Chairman of the Board, President and Chief Executive Officer
James W. Boyd	64	Executive Vice President and Co-Chief Operating Officer
Robert Parahus	57	Executive Vice President and Co-Chief Operating Officer
Martin P. Connor	56	Senior Vice President and Chief Financial Officer
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
James W. Boyd initially joined us in 1983 and remained until 1985, when he launched his own independent development company, before rejoining the Company in 1993 to serve in various positions, including Regional President from 2005 through October 31, 2019. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s western region. Prior to his appointment to Executive Vice President and Co-Chief Operating Officer, Mr. Boyd oversaw the Company’s home building operations in California, Nevada and Idaho.
Robert Parahus joined us in 1986 and served in various positions with us, including Regional President from 2006 through October 31, 2019. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s eastern region. Prior to his appointment to Executive Vice President and Co-Chief Operating Officer, Mr. Parahus oversaw the Company’s home building operations in New Jersey, New York, Connecticut, Massachusetts and Florida, and had oversight responsibility for Toll Integrated Systems, the Company’s building component manufacturing operations.
Martin P. Connor joined us as Vice President and Assistant Chief Financial Officer in December 2008 and was appointed a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President and Chief Financial Officer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm that he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. audit engagement.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2021 Proxy Statement and is incorporated herein by reference.
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

Exhibit Number	Description
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

4.1	Specimen Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-K for the year ended October 31, 2017.

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

Exhibit Number	Description
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

Exhibit Number	Description

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

Exhibit Number	Description
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

4.40
Twenty-First Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2019.

4.41
Twenty-Second Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.42
Twenty-third Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.43
Twenty-fourth Supplemental Indenture dated as of April 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Twenty-fourth Supplemental Indenture dated as of April 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2020. A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 on the Registrant’s Form 10-Q for the quarter ended April 30, 2020.

4.44
Twenty-fifth Supplemental Indenture dated as of October 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee. **

4.45	Description of Certain of Registrant’s Securities is hereby incorporated by reference to Exhibit 4.43 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.1
Amended and Restated Credit Agreement, dated as of October 31,2019, among the First Huntingdon Finance Corp., Toll Brothers, Inc., and the lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2019.

10.2
Revolving Extension Agreements, effective as of October 31, 2020, with respect to the Amended and Restated Credit Agreement, dated as of October 31, 2019, among the Borrower, the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2020.

10.3
Credit Agreement by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent dated February 3, 2014, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2014

10.4
Amendment No. 1, dated as of May 19, 2016, to the Credit Agreement, dated as of February 3, 2014, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

10.5
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

Exhibit Number	Description

10.6
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

10.7
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

10.8
Term Loan Extension Agreements, effective as of October 31, 2020, with respect to the Term Loan Credit Agreement dated as of February 3, 2014 (as amended by Amendment No. 1, dated as of May 19, 2016, Amendment No. 2, dated as of August 2, 2016, Amendment No. 3, dated as of November 1, 2018, and Amendment No. 4, dated as of November 1, 2019) among the Registrant, the Borrower, the lenders party thereto and SunTrust Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2020.

10.9*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

10.10*
Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended October 31, 2017.

10.11*
Amendment No. 2, dated as of June 19, 2018, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the year ended October 31, 2018.

10.12*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Employees (2007) (amended and restated as of September 17, 2008, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-143367) filed with the Securities and Exchange Commission on October 29, 2008.

10.13*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.14*
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

10.17*
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

10.19*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

Exhibit Number	Description
10.20*	Form of Restricted Stock Unit Agreement (Performance Based), is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.21*
Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), is hereby incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.22*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.23*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.24*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.25*
Form of Restricted Stock Unit Award Agreement pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.26*
Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 2, 2016.

10.27*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.28*	Form of Restricted Stock Unit Agreement (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.29*
Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

10.30*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.31*
Form of Restricted Stock Unit Agreement pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.32*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.33*
Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.34*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 30, 2015.

10.35*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended effective as of
October 29, 2019, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2019.

10.36*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

Exhibit Number	Description
10.37*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.38*
Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008 is incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.39*
Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.40*
Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of
December 31, 2014, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

10.41*
Toll Brothers, Inc. Executive Severance Plan, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

10.42*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

10.43*
Advisory and Non-Competition Agreement between the Registrant and Robert I. Toll, dated as of October 17, 2018, is hereby incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended October 31, 2018.

10.44*
Advisory and Non-Competition Agreement Extension between the Registrant and Robert I. Toll, dated as of October 29, 2019, is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2019.

10.45*	Advisory and Non-Competition Agreement Extension between the Registrant and Robert I. Toll, dated as of October 16.2020**

21**	Subsidiaries of the Registrant.

22**	List of guarantor subsidiaries

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2020, filed on December 22, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2020.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 22, 2020
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 22, 2020
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 22, 2020
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Edward G. Boehne	Director	December 22, 2020
Edward G. Boehne

/s/ Richard J. Braemer	Director	December 22, 2020
Richard J. Braemer

/s/ Stephen F. East	Director	December 22, 2020
Stephen F. East

/s/ Christine N. Garvey	Director	December 22, 2020
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 22, 2020
Karen H. Grimes

/s/ Carl B. Marbach	Director	December 22, 2020
Carl B. Marbach

/s/ John A. McLean	Director	December 22, 2020
John A. McLean

/s/ Stephen A. Novick	Director	December 22, 2020
Stephen A. Novick

Signature	Title	Date

/s/ Wendell E. Pritchett	Director	December 22, 2020
Wendell E. Pritchett

/s/ Paul E. Shapiro	Director	December 22, 2020
Paul E. Shapiro

/s/ Robert I. Toll	Director	December 22, 2020
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2020.
During fiscal 2020, we completed the acquisitions of each of The Thrive Group, LLC (“Thrive”) and Keller Homes, Inc. (“Keller”). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded each of Thrive and Keller from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2020. These companies represented approximately 1% of the Company’s total assets as of October 31, 2020 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2020.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Thrive Group, LLC and Keller Homes, Inc., which are included in the 2020 consolidated financial statements of the Company and constitute approximately 1% of total assets as of October 31, 2020 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of The Thrive Group, LLC and Keller Homes, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated December 22, 2020 expressed an unqualified opinion thereon.
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
December 22, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 22, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition, inventory and cost of revenues in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related Subtopic ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases.
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

Water Intrusion Reserves

Description of the Matter
As described in Note 7 of the consolidated financial statements, the Company accrues for the estimated repair costs to be incurred for known and unknown water intrusion claims from owners of certain homes built in Pennsylvania and Delaware. At October 31, 2020, the Company had an accrued liability for water intrusion claims of $79.5 million, representing its best estimate of the expected costs related to known and future water intrusion claims. The Company calculated the estimated liability for water intrusion claims using assumptions that are subject to significant uncertainty, including the number of homes that require repairs, outcomes of litigation or arbitrations, the extent of repairs required, the repair procedures employed, and the expected costs of those repairs or costs incurred to otherwise settle the homeowner’s claim. Due to the degree of judgment required in making these assumptions and the inherent uncertainty of certain outcomes, it is reasonably possible that the actual costs will differ from the amount accrued. If it is reasonably possible that such additional costs may be incurred and the effect on the financial statements is material, the Company discloses an estimate of the amount or range of additional costs or a statement that such an estimate cannot be made within the notes to the financial statements.

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

Insurance Receivable

Description of the Matter
As described in Note 7 of the consolidated financial statements, the Company recorded a receivable for expected recoveries from insurance carriers. At October 31, 2020, the Company recorded an estimated insurance receivable of $68.4 million, inclusive of amounts that are subject to dispute with the Company’s insurance carriers.
Auditing management’s accounting for the existence of insurance receivable was especially challenging due to the complexity and variability of the underlying claims. Evaluating the likelihood and amount of recoveries from insurance carriers was highly subjective and required significant judgment. In particular, as stated in Note 7 of the consolidated financial statements, management’s estimates were sensitive to assumptions about the amount of losses that the Company will incur on warranty related repairs by policy year and management’s conclusions about the legal merits that support the pending and future insurance claims.

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

Inventory Impairment

Description of the Matter
As described in Note 1 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2020, the Company recorded inventory impairment charges of $32.3 million. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flow to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
Auditing management’s accounting for inventory impairment, its tests for recoverability and, when applicable, its measurement of impairment losses, was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in these evaluations. In particular, management’s assumptions and estimates included future home and/or land sales prices, the pace of future sales, and the applicable discount rates, which were sensitive to expectations about future demand, operations and economic factors. Additionally, the fair value of certain communities was highly sensitive to relatively small changes in one or more of those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s inventory impairment review process. For example, we tested controls over management’s review of the significant assumptions and data inputs utilized in the calculation of future undiscounted and discounted cash flows.
To test the Company’s estimated future cash flows used to test for the recoverability of a community and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted and discounted cash flows, if applicable, for each analysis. In certain cases, we involved our internal real estate valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of inventory that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 22, 2020

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2020	2019
ASSETS
Cash and cash equivalents	$1,370,944	$1,286,014
Inventory	7,658,906	7,873,048
Property, construction, and office equipment, net	316,125	273,412
Receivables, prepaid expenses, and other assets (1)	956,294	715,441
Mortgage loans held for sale, at fair value	231,797	218,777
Customer deposits held in escrow	77,291	74,403
Investments in unconsolidated entities	430,701	366,252
Income taxes receivable	23,675	20,791
	$11,065,733	$10,828,138
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,147,955	$1,111,449
Senior notes	2,661,718	2,659,898
Mortgage company loan facility	148,611	150,000
Customer deposits	459,406	385,596
Accounts payable	411,397	348,599
Accrued expenses	1,110,196	950,932
Income taxes payable	198,974	102,971
Total liabilities	6,138,257	5,709,445
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at October 31, 2020 and 2019	1,529	1,529
Additional paid-in capital	717,272	726,879
Retained earnings	5,164,086	4,774,422
Treasury stock, at cost — 26,410 and 11,999 shares at October 31, 2020 and 2019, respectively	(1,000,454)	(425,183)
Accumulated other comprehensive loss	(7,198)	(5,831)
Total stockholders’ equity	4,875,235	5,071,816
Noncontrolling interest	52,241	46,877
Total equity	4,927,476	5,118,693
	$11,065,733	$10,828,138
(1)    As of October 31, 2020 and 2019, receivables, prepaid expenses, and other assets include $163.0 million and $145.8 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2020	2019	2018
Revenues:
Home sales	$6,937,357	$7,080,379	$7,143,258
Land sales and other	140,302	143,587	—
	7,077,659	7,223,966	7,143,258

Cost of revenues:
Home sales	5,534,103	5,534,217	5,536,812
Land sales and other	125,854	129,704	—
	5,659,957	5,663,921	5,536,812
Selling, general and administrative	867,442	879,245	820,230
Income from operations	550,260	680,800	786,216
Other:
Income from unconsolidated entities	948	24,868	85,240
Other income – net	35,693	81,502	62,460
Income before income taxes	586,901	787,170	933,916
Income tax provision	140,277	197,163	185,765
Net income	$446,624	$590,007	$748,151

Other comprehensive (loss) income, net of tax	(1,367)	(6,525)	2,926
Total comprehensive income	$445,257	$583,482	$751,077

Per share:
Basic earnings	$3.43	$4.07	$4.92
Diluted earnings	$3.40	$4.03	$4.85

Weighted-average number of shares:
Basic	130,095	145,008	151,984
Diluted	131,247	146,501	154,201
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, 11/1/2017	177,937	1,779	720,115	4,474,064	(662,854)	(1,910)	4,531,194	5,896	4,537,090
Cumulative effect adjustment upon adoption of ASU 2016-09 and ASU 2018-02			372	1,413		(322)	1,463		1,463
Net income				748,151			748,151		748,151
Purchase of treasury stock					(503,159)		(503,159)		(503,159)
Exercise of stock options and stock based compensation issuances			(21,789)		33,969		12,180		12,180
Employee stock purchase plan issuances			43		1,166		1,209		1,209
Stock-based compensation			28,312				28,312		28,312
Dividends declared				(62,077)			(62,077)		(62,077)
Other comprehensive income						2,926	2,926		2,926
Loss attributable to non-controlling interest							—	(15)	(15)
Capital contribution							—	2,832	2,832
Balance, 10/31/2018	177,937	1,779	727,053	5,161,551	(1,130,878)	694	4,760,199	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax				(17,987)			(17,987)		(17,987)
Net income				590,007			590,007		590,007
Purchase of treasury stock					(233,523)		(233,523)		(233,523)
Exercise of stock options and stock based compensation issuances			(26,368)		42,392		16,024		16,024
Employee stock purchase plan issuances			14		1,309		1,323		1,323
Stock-based compensation			26,180				26,180		26,180
Cancellation of treasury stock	(25,000)	(250)		(895,267)	895,517		—		—
Dividends declared				(63,882)			(63,882)		(63,882)
Other comprehensive loss						(6,525)	(6,525)		(6,525)
Loss attributable to non-controlling interest							—	(19)	(19)
Capital contributions							—	38,183	38,183
Balance, 10/31/2019	152,937	1,529	726,879	4,774,422	(425,183)	(5,831)	5,071,816	46,877	5,118,693
Net income				446,624			446,624		446,624
Purchase of treasury stock					(634,057)		(634,057)		(634,057)
Exercise of stock options and stock based compensation issuances			(33,263)		56,702		23,439		23,439
Employee stock purchase plan issuances			(670)		2,084		1,414		1,414
Stock-based compensation			24,326				24,326		24,326
Dividends declared				(56,960)			(56,960)		(56,960)
Other comprehensive loss						(1,367)	(1,367)		(1,367)
Loss attributable to non-controlling interest							—	(10)	(10)
Capital contributions							—	5,374	5,374
Balance, 10/31/2020	152,937	1,529	717,272	5,164,086	(1,000,454)	(7,198)	4,875,235	52,241	4,927,476
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2020	2019	2018
Cash flow provided by operating activities:
Net income	$446,624	$590,007	$748,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,873	72,149	25,259
Stock-based compensation	24,326	26,180	28,312
Income from unconsolidated entities	(948)	(24,868)	(85,240)
Distributions of earnings from unconsolidated entities	27,236	31,799	86,099
Income from foreclosed real estate and distressed loans	(623)	(947)	(1,551)
Deferred tax provision (benefit)	97,780	102,764	(21,930)
Inventory impairments and write-offs	55,883	42,360	35,156
Gain on the sale of golf club properties and an office building	(12,970)	(36,277)	—
Other	(3,151)	(1,042)	3,111
Changes in operating assets and liabilities
Decrease (increase) in inventory	352,858	(40,236)	(143,598)
Origination of mortgage loans	(1,815,824)	(1,611,496)	(1,449,494)
Sale of mortgage loans	1,806,278	1,565,944	1,410,627
Increase in receivables, prepaid expenses, and other assets	(176,293)	(185,261)	(99,604)
Increase in income taxes receivable	(2,884)	(20,791)	—
Increase (decrease) in customer deposits – net	70,423	14,041	(718)
Increase (decrease) in accounts payable and accrued expenses	71,835	(64,518)	57,927
Decrease in income taxes payable	(1,306)	(22,147)	(4,296)
Net cash provided by operating activities	1,008,117	437,661	588,211
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(109,564)	(86,971)	(28,232)
Investments in unconsolidated entities	(71,650)	(56,560)	(27,491)
Return of investments in unconsolidated entities	47,403	147,927	133,190
Investment in foreclosed real estate and distressed loans	(1,110)	(731)	(966)
Return of investments in foreclosed real estate and distressed loans	1,808	3,147	4,765
Proceeds from the sale of golf club properties and an office building	15,617	79,647	—
Business acquisitions	(60,349)	(162,373)	—
Net cash (used in) provided by investing activities	(177,845)	(75,914)	81,266
Cash flow used in financing activities:
Proceeds from issuance of senior notes	—	400,000	400,000
Proceeds from loans payable	4,027,152	2,699,028	2,630,835
Debt issuance costs	—	(6,180)	(3,531)
Principal payments of loans payable	(4,112,956)	(2,471,616)	(2,690,164)
Redemption of senior notes	—	(600,000)	—
Proceeds from stock-based benefit plans, net	24,856	17,369	13,392
Purchase of treasury stock	(634,057)	(233,523)	(503,159)
Dividends paid	(56,588)	(63,641)	(61,704)
(Payments) receipts related to noncontrolling interest, net	(1,718)	49	30
Net cash used in financing activities	(753,311)	(258,514)	(214,301)
Net increase in cash, cash equivalents, and restricted cash	76,961	103,233	455,176
Cash, cash equivalents, and restricted cash, beginning of period	1,319,643	1,216,410	761,234
Cash, cash equivalents, and restricted cash, end of period	$1,396,604	$1,319,643	$1,216,410
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
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. The Company is currently subject to risks and uncertainties resulting from the COVID-19 pandemic, which adversely impacted our results of operations in the second quarter of fiscal 2020, and is likely to continue to impact our results of operations as well as our business operations. As a result, actual results could differ from the estimates and assumptions we make that affect the amounts reported in the Consolidated Financial Statements and accompanying notes, and such differences may be material.
Reclassifications
Effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification aligns the treatment of sales commissions paid to third-party brokers with the treatment of sales commissions paid to in-house salespersons, and is consistent with the manner in which the majority of the Company’s peers treat such commissions. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $138.6 million, $144.7 million and $136.2 million, or 2.0%, 2.0% and 1.9% of home sales revenues, for the years ended October 31, 2020, 2019 and 2018, respectively. All prior period amounts have been reclassified to conform to the 2020 presentation.
Cash and Cash Equivalents
Liquid investments or investments with original maturities of three months or less are classified as cash equivalents. Our cash balances exceed federally insurable limits. We monitor the cash balances in our operating accounts and adjust the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
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
We have a significant number of land purchase contracts and financial interests in other entities which we evaluate in accordance with ASC 810. We analyze our land purchase contracts and the entities in which we have an investment to determine whether the land sellers and entities are VIEs and, if so, whether we are the primary beneficiary. We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other member(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other member(s), and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether we are the primary beneficiary may require significant judgment.

Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $266.7 million and $252.5 million at October 31, 2020 and 2019, respectively. For property and equipment related to onsite sales offices, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets. In fiscal 2020, 2019, and 2018, we recognized $67.6 million, $67.6 million, and $21.0 million of depreciation expense, respectively.
Subsequent events
In November 2020, we closed on the sale of a parking garage at one of our City Living properties in Hoboken, New Jersey for $34.7 million and we expect to recognize a gain of approximately $24.0 million during our first quarter of fiscal 2021 as a result of this sale.
Mortgage Loans Held for Sale
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). We believe the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date, and such pricing is applied to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the change in fair value of our forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income, and origination costs and fees are recognized in “Other income - net” in the Consolidated Statements of Operations and Comprehensive Income.
Investments in Unconsolidated Entities
In accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” we review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions from the unconsolidated entity. In addition, for in vestments in rental properties, we review rental trends, expected future expenses, and expected cash flows to determine estimated fair values of the properties.
Our unconsolidated entities that develop land or develop for-sale homes and condominiums evaluate their inventory in a similar manner as we do. See “Inventory” above for more detailed disclosure on our evaluation of inventory. For our unconsolidated entities that own, develop, and manage for-rent residential apartments, we review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the underlying properties. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.
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
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. Effective November 1, 2018, to the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2020, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $459.4 million and $385.6 million at October 31, 2020 and October 31, 2019, respectively. Of the outstanding customer deposits held as of October 31, 2019, we recognized $332.8 million in home sales revenues during the fiscal year ended October 31, 2020. Of the outstanding customer deposits held as of October 31, 2018, we recognized $367.8 million in home sales revenues during the fiscal year ended October 31, 2019.
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
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. Effective November 1, 2018, in land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.

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
Advertising Costs
We expense advertising costs as incurred. Advertising costs were $37.1 million, $38.5 million, and $28.5 million for the years ended October 31, 2020, 2019, and 2018, respectively.
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
The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severity, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required, and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
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

Segment Reporting
We operate in two segments: traditional home building and urban infill. We build and sell homes for detached and attached homes in luxury residential communities located in affluent suburban markets and cater to move-up, empty-nester, active-adult, affordable luxury and second-home buyers in the United States (“Traditional Home Building”). We also build and sell homes in urban infill markets through Toll Brothers City Living® (“City Living”).
We have determined that our Traditional Home Building operations operate in five geographic segments. In the first quarter of fiscal 2020, we made certain changes to our Traditional Home Building regional management structure and realigned certain of the states falling among our five geographic segments, as follows:
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
Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital following the realignment of the regional management structure. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows. Prior period segment information was restated to conform to the new reporting structure.
In fiscal 2018, we acquired land and commenced development activities in the Salt Lake City, Utah and Portland, Oregon markets. We opened communities in these markets in fiscal 2019. In addition, as a result of recent acquisitions, we commenced operations in Georgia and South Carolina in fiscal 2019 and Tennessee in fiscal 2020.
Recent Accounting Pronouncements
In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments on October 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of the Company's registered securities for the most recent fiscal year and as permitted, this information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In October 2020, the FASB issued ASU 2020-09, “Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” to reflect the SEC’s new disclosure rules on guaranteed debt securities offerings adopted by the Company.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. In July 2018, the FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” (“ASU 2018-11”), which provides an entity with the option to apply the transition provisions of the new standard at its adoption date instead of at its earliest comparative period presented. ASU 2018-11 also provides an entity with a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. ASU 2016-02, as amended by ASU 2018-11, became effective for our fiscal year beginning November 1, 2019, and we adopted the new standard using a modified retrospective approach. The prior year period was not recast and our Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. We elected to apply the transition provisions that allow us to carry forward our historical assessment of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs. In addition, we elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. As a result of the adoption, we recorded a right-of-use (“ROU”) asset and lease liability of $114.5 million and $118.5 million, respectively, as of November 1, 2019. The ROU asset is included in “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheet. The adoption of ASU 2016-02 had no impact on retained earnings and did not materially impact our Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 will be effective for our fiscal year beginning November 1, 2020. We believe that the adoption of ASU 2016-13 will not have a material impact on our consolidated financial statements or disclosures. We also do not expect significant changes to our business processes, systems, or internal controls as a result of implementing the standard.
In May 2014, the FASB created ASC 606 with the issuance ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASC 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASC 606 also supersedes some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delayed the effective date of ASC 606 by one year. ASC 606, as amended by ASU 2015-14, became effective for our fiscal year beginning November 1, 2018, and we adopted the new standard under the modified retrospective transition method applied to contracts that were not completed as of November 1, 2018. We elected to apply the practical expedient which allows us to immediately expense incremental costs of obtaining a contract that would otherwise have been recognized in one year or less. We recognized the cumulative effect, net of tax, of applying ASC 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the previous accounting standards. The adoption of ASC 606 did not have a material impact on our Consolidated Balance Sheet or Consolidated Statement of Operations or Comprehensive Income, and there have been no significant changes to our internal controls, processes, or systems as a result of implementing this new standard. However, the adoption of ASC 606 resulted in the following changes:
•Prior to adoption of ASC 606, we capitalized certain costs related to our marketing efforts, including sales offices and model home upgrades and furnishings within “Inventory” on our Consolidated Balance Sheets and amortized such costs through “Selling, general, and administrative” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we reclassified $104.8 million to “Property, construction, and office equipment, net” on our Consolidated Balance Sheets, primarily related to sales offices and model home improvement costs. The amortization of such costs will remain unchanged and will continue to be included in “Selling, general, and administrative” on our Consolidated Statements of Operations and Comprehensive Income. Additionally, we recorded a net cumulative effect adjustment to retained earnings of approximately $13.2 million for certain other marketing costs that no longer qualify for capitalization under the new guidance, and such costs will be expensed as incurred in the future.
•Prior to adoption of ASC 606, we recorded our land sale revenues, net of their related expenses, within “Other income – net” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, we are presenting this activity in income from operations and breaking out the components of land sales revenues and land sales cost of revenues on our Consolidated Statements of Operations and Comprehensive Income. In addition, due to the existence of certain repurchase options in existing agreements to sell lots to third party builders in our master planned communities, both for wholly owned projects as well as projects in which we are a joint venture partner, we recorded a net cumulative effect adjustment to retained earnings of approximately $4.6 million to account for previously settled lots for which the related repurchase option had not yet expired. Because the amount of the deferred earning is not material to our consolidated financial statements, we have elected to recognize the revenue and related expenses for such lots in future periods when such repurchase options expire rather than account for them as leases under ASC 840, “Leases.”

•Prior to adoption of ASC 606, retained customer deposits were classified in “Other income – net” on our Consolidated Statements of Operations and Comprehensive Income. As of November 1, 2018, retained customer deposits, which totaled $11.8 million for our fiscal year ending October 31, 2020, are included in “Home sales revenue” on our Consolidated Statements of Operations and Comprehensive Income. Prior period balances for retained customer deposits have not been reclassified and are not material to our consolidated financial statements.
2. Acquisitions
In fiscal 2020, we acquired substantially all of the assets and operations of The Thrive Group, LLC (“Thrive”), an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee, and Keller Homes, Inc. (“Keller”), a builder with operations in Colorado Springs, Colorado. The aggregate purchase price for these acquisitions was approximately $79.2 million in cash. The assets acquired were primarily inventory, including approximately 1,100 home sites owned or controlled through land purchase agreements. One of these acquisitions was accounted for as a business combination and neither were material to our results of operations or financial condition.
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. In connection with these acquisitions, we assumed contracts to deliver 204 homes with an aggregate value of $96.1 million. The average price of undelivered homes at the dates of acquisitions was approximately $471,100. As a result of these acquisitions, our selling community count increased by 22 communities. These acquisitions were accounted for as a business combination and were not material to our results of operations or financial condition.
3. Inventory
Inventory at October 31, 2020 and 2019 consisted of the following (amounts in thousands):

	2020	2019
Land controlled for future communities	$223,525	$182,929
Land owned for future communities	1,036,843	868,202
Operating communities	6,398,538	6,821,917
	$7,658,906	$7,873,048
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
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2020, 2019, and 2018, is provided in the table below ($ amounts in thousands):

	2020	2019	2018
Land owned for future communities:
Number of communities	10	16	17
Carrying value (in thousands)	$68,064	$120,857	$124,426
Operating communities:
Number of communities	4	1	1
Carrying value (in thousands)	$32,112	$2,871	$2,622

We provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2020, 2019, and 2018, as shown in the table below (amounts in thousands):

Charge:	2020	2019	2018
Land controlled for future communities	$23,539	$11,285	$2,820
Land owned for future communities	31,669	—	2,185
Operating communities	675	31,075	30,151
	$55,883	$42,360	$35,156
See Note 12, “Fair Value Disclosures,” for information regarding (1) the number of operating communities that we tested for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and the fair value of those communities, net of impairment charges. and (2) the number of future communities impaired, the amount of impairment charges recognized, and the fair value of those communities, net of impairment charges.
See Note 15, “Commitments and Contingencies,” for information regarding land purchase commitments.
At October 31, 2020, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2020, we determined that 207 land purchase contracts, with an aggregate purchase price of $2.31 billion, on which we had made aggregate deposits totaling $208.7 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2019, we determined that 127 land purchase contracts, with an aggregate purchase price of $2.00 billion, on which we had made aggregate deposits totaling $149.2 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts.
Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2020, 2019, and 2018, was as follows (amounts in thousands):

	2020	2019	2018
Interest capitalized, beginning of year	$311,323	$319,364	$352,049
Interest incurred	172,530	178,035	165,977
Interest expensed to home sales cost of revenues	(174,375)	(185,045)	(190,734)
Interest expensed to land sales and other cost of revenues	(5,443)	(1,787)	—
Interest expensed in other income – net	(2,440)	—	(3,760)
Interest capitalized on investments in unconsolidated entities	(3,835)	(4,571)	(7,220)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	215	5,327	3,052
Interest capitalized, end of year	$297,975	$311,323	$319,364

4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments range from 15.8% to 50%. These entities, which are structured as joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2020, 2019 and 2018, we recognized income from the unconsolidated entities in which we had an investment of $0.9 million, $24.9 million, and $85.2 million, respectively.

The table below provides information as of October 31, 2020, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	9	4	26	7	46
Investment in unconsolidated entities	$127,690	$33,819	$247,049	$22,143	$430,701
Number of unconsolidated entities with funding commitments by the Company	3	—	10	1	14
Company’s remaining funding commitment to unconsolidated entities	$33,045	$—	$24,343	$17,601	$74,989

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2020, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	1	23	28
Aggregate loan commitments	$158,823	$30,953	$1,660,496	$1,850,272
Amounts borrowed under commitments	$118,071	$30,953	$1,217,614	$1,366,638
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during fiscal 2020 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	7
Investment balance at October 31, 2020	$24,602	$80,448
The table below provides information on joint ventures entered into during fiscal 2019 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	10
Investment balance at October 31, 2019	$5,913	$49,691
Number of consolidated joint ventures entered into during the period	—	4
Carrying value of consolidated joint ventures’ assets at October 31, 2019	$—	$124,988
Noncontrolling interests in consolidated joint ventures at October 31, 2019	$—	$37,832

Results of Operations and Intra-entity Transactions
In fiscal 2020, 2019 and 2018, certain of our rental property joint ventures sold their underlying assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $10.7 million, $3.8 million, and $67.2 million, respectively, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
In fiscal 2020, we recognized other-than-temporary impairment charges on a Home Building Joint Venture of $6.0 million. In fiscal 2019 and 2018, we recognized an other-than-temporary impairment charge on certain Land Development Joint Ventures of $1.0 million and $6.0 million, respectively.
In fiscal 2020, 2019 and 2018, purchases from unconsolidated entities principally related to our acquisition of lots from our Land Development Joint Ventures and were $17.6 million, $137.1 million, and $153.2 million, respectively. Our share of income from the lots we acquired was insignificant in each period. Sales to unconsolidated entities principally related to land sales to our Rental Property Joint Ventures for which we recognized gains in land sales and other revenues of $1.2 million, $9.4 million and $1.0 million in our fiscal 2020, 2019 and 2018, Consolidated Statements of Operations and Comprehensive Income, respectively.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we have guaranteed debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In some instances, we and our joint venture partner have provided joint and several guarantees in connection with loans to unconsolidated entities. In these situations, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share.
We believe that, as of October 31, 2020, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

October 31, 2020
Loan commitments in the aggregate	$1,508,300
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed	$229,300
Debt obligations borrowed in the aggregate	$1,024,700
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$179,100
Estimated fair value of guarantees provided by us related to debt and other obligations	$6,100
Terms of guarantees	1 month - 3.5 years
The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities

The table below provide information as of October 31, 2020 and 2019, regarding our unconsolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	October 31, 2020	October 31, 2019
Number of Joint Venture VIEs that the Company is not the Primary Beneficiary (“PB”)	12	13
Investment balance in unconsolidated Joint Venture VIEs included in Investments in unconsolidated entities in our Consolidated Balance Sheets	$63,100	$37,000
Our maximum exposure to losses related to loan guarantees and additional commitments provided to unconsolidated Joint Venture VIEs	$122,100	$84,300
Our ownership interest in the above unconsolidated Joint Venture VIEs ranges from 20% to 50%.

The table below provide information as of October 31, 2020 and 2019, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	October 31, 2020	October 31, 2019
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$163,000	$145,800
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$46,200	$41,000
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 50% to 98%.
As shown above, we have concluded we are the PB of certain VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan. For other VIEs, we have concluded that we are not the PB because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members.
Subsequent events
In November 2020, we entered into a joint venture with an unrelated party to develop a for-rent residential apartment project in Cambridge, Massachusetts. Prior to the formation of this venture, we acquired the property and incurred approximately $60.1 million of land and land development costs. Our partner acquired a 75% interest in this entity for approximately $49.2 million, of which $44.0 million was distributed to us. Our initial investment is $16.4 million. Concurrent with its formation, the joint venture entered into a $141.7 million construction loan agreement to finance the development of this project. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. We estimate that our maximum exposure under recourse guarantees, if the full amount of the loan commitment was borrowed, would be the $28.3 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
In December 2020, a Rental Property Joint Venture that we previously formed in fiscal 2018 secured a $160.0 million construction loan to finance the development of a project located in Washington, D.C. We and an affiliate of our partner provided certain guarantees under the construction loan agreement. We estimate that our maximum exposure under recourse guarantees, if the full amount of the loan commitment was borrowed, would be $24.0 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.
Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).

Condensed Balance Sheets:

	October 31, 2020
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$24,330	$18,106	$64,244	$2,798	$109,478
Inventory	303,960	198,260	—	8,780	511,000
Loan receivables, net	—	—	—	78,576	78,576
Rental properties	—	—	1,244,911	—	1,244,911
Rental properties under development	—	—	666,386	—	666,386
Real estate owned	—	—	—	6,752	6,752
Other assets	108,289	21,930	38,851	298	169,368
Total assets	$436,579	$238,296	$2,014,392	$97,204	$2,786,471
Debt, net of deferred financing costs	$117,342	$30,116	$1,220,607	$—	$1,368,065
Other liabilities	54,714	12,768	113,282	6,053	186,817
Members’ equity	264,523	195,412	680,503	90,735	1,231,173
Noncontrolling interest	—	—	—	416	416
Total liabilities and equity	$436,579	$238,296	$2,014,392	$97,204	$2,786,471
Company’s net investment in unconsolidated entities (1)	$127,690	$33,819	$247,049	$22,143	$430,701

	October 31, 2019
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$23,669	$38,115	$20,647	$3,388	$85,819
Inventory	247,866	313,991	—	17,369	579,226
Loan receivables, net	—	—	—	56,545	56,545
Rental properties	—	—	1,021,848	—	1,021,848
Rental properties under development	—	—	535,197	—	535,197
Real estate owned	—	—	—	12,267	12,267
Other assets	96,602	78,916	36,879	364	212,761
Total assets	$368,137	$431,022	$1,614,571	$89,933	$2,503,663
Debt, net of deferred financing costs	$88,050	$132,606	$1,006,201	$—	$1,226,857
Other liabilities	49,302	33,959	84,735	7,831	175,827
Members’ equity	230,785	264,457	523,635	81,686	1,100,563
Noncontrolling interest	—	—	—	416	416
Total liabilities and equity	$368,137	$431,022	$1,614,571	$89,933	$2,503,663
Company’s net investment in unconsolidated entities (1)	$110,306	$60,512	$174,292	$21,142	$366,252

(1)    Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities amounted to $29.4 million and $30.9 million as of October 31, 2020 and 2019, respectively, and are primarily a result of other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2020
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$87,174	$139,587	$111,122	$26,781	$364,664
Cost of revenues	64,810	124,899	37,770	15,762	243,241
Other expenses	2,948	15,731	117,419	1,505	137,603
Total expenses	67,758	140,630	155,189	17,267	380,844
Gain on disposition of loans and REO	—	—	—	1,053	1,053
Income (loss) from operations	19,416	(1,043)	(44,067)	10,567	(15,127)
Other income (loss)	3,061	536	(448)	—	3,149
Income (loss) before income taxes	22,477	(507)	(44,515)	10,567	(11,978)
Income tax provision (benefit)	188	(254)	—	—	(66)
Net income (loss) including earnings from noncontrolling interests	22,289	(253)	(44,515)	10,567	(11,912)
Plus: loss attributable to noncontrolling interest	—	—	—	48	48
Net income (loss) attributable to controlling interest	$22,289	$(253)	$(44,515)	$10,615	$(11,864)
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$11,412	$(3,424)	$(9,389)	$2,349	$948

	For the year ended October 31, 2019
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$261,677	$374,587	$99,401	$21,377	$757,042
Cost of revenues (3)	246,980	323,764	68,502	13,234	652,480
Other expenses (3)	4,752	24,633	58,928	1,880	90,193
Total expenses	251,732	348,397	127,430	15,114	742,673
Gain on disposition of loans and REO	—	—	—	4,383	4,383
Income (loss) from operations	9,945	26,190	(28,029)	10,646	18,752
Other income	3,079	6,144	16,651	12,793	38,667
Income (loss) before income taxes	13,024	32,334	(11,378)	23,439	57,419
Income tax provision	193	457	—	—	650
Net income (loss) including earnings from noncontrolling interests	12,831	31,877	(11,378)	23,439	56,769
Less: income attributable to noncontrolling interest	—	—	—	(9,593)	(9,593)
Net income (loss) attributable to controlling interest	$12,831	$31,877	$(11,378)	$13,846	$47,176
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$6,160	$17,004	$(824)	$2,528	$24,868

	For the year ended October 31, 2018
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$351,397	$148,002	$121,276	$19,592	$640,267
Cost of revenues (3)	317,103	109,357	74,946	17,817	519,223
Other expenses (3)	9,385	11,742	61,502	3,201	85,830
Total expenses	326,488	121,099	136,448	21,018	605,053
Gain on disposition of loans and REO	—	—	—	53,192	53,192
Income (loss) from operations	24,909	26,903	(15,172)	51,766	88,406
Other income	5,939	2,134	222,744	1,937	232,754
Income before income taxes	30,848	29,037	207,572	53,703	321,160
Income tax provision	86	767	—	—	853
Net income including earnings from noncontrolling interests	30,762	28,270	207,572	53,703	320,307
Less: income attributable to noncontrolling interest	—	—	—	(28,297)	(28,297)
Net income attributable to controlling interest	30,762	28,270	207,572	25,406	292,010
Company’s equity in earnings of unconsolidated entities (2)	$3,392	$14,069	$62,204	$5,575	$85,240
(2)    Differences between our equity in earnings of unconsolidated entities and the underlying net income (loss) of the entities are primarily a result of distributions from entities in excess of the carrying amount of our investment; other than temporary impairments related to our investments in unconsolidated entities; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gained recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.
(3)    Effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense. Prior year periods have been reclassified to conform to the 2020 presentation.
5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Expected recoveries from insurance carriers and others	$79,269	$114,162
Improvement cost receivable	86,116	100,864
Escrow cash held by our captive title company	24,712	32,863
Properties held for rental apartment and commercial development	542,796	367,072
Prepaid expenses	28,104	26,041
Right-of-use asset (1)	105,004	—
Other	90,293	74,439
	$956,294	$715,441
(1)    On November 1, 2019, we adopted ASU 2016-02 which resulted in the establishment of a right-of-use (“ROU”) asset on our Consolidated Balance Sheet as of October 31, 2020. The Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the adoption of ASU 2016-02.
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.

As of October 31, 2020 and 2019, properties held for rental apartment and commercial development include $163.0 million and $145.8 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2020 and 2019, loans payable consisted of the following (amounts in thousands):

	2020	2019
Senior unsecured term loan	$800,000	$800,000
Loans payable – other	351,257	314,577
Deferred issuance costs	(3,302)	(3,128)
	$1,147,955	$1,111,449
Senior Unsecured Term Loan
At October 31, 2020, we had an $800.0 million, five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Facility provides an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.5 billion. On October 31, 2020, we entered into term loan extension agreements with the banks which extended the maturity date of all $800.0 million of outstanding term loans under the Term Loan Facility from November 1, 2024 to November 1, 2025, with no payments being required before the maturity date.
Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2020, the interest rate on the Term Loan Facility was 1.46% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility, as described below.
Revolving Credit Facility
We have a $1.905 billion senior unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that was scheduled to expire on November 1, 2024. On October 31, 2020, we entered into extension letter agreements (the “Revolver Extension Agreements”) with respect to the Revolving Credit Facility. In connection with the Revolver Extension Agreements, the Company extended the maturity date of $1.850 billion of the revolving loans and commitments under the Revolving Credit Agreement from November 1, 2024 to November 1, 2025, with the remainder of the revolving loans and commitments continuing to terminate on November 1, 2024. On October 31, 2019, we amended our Revolving Credit Facility to replace our then existing $1.295 billion revolving credit facility. Under the amended terms, up to 100% of the commitment is available for letters of credit. The Revolving Credit Facility, as amended, has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Revolving Credit Facility up to a maximum aggregate amount of $2.5 billion. Prior to the amendment, the maximum aggregate amount of the accordion feature was $2.0 billion. We may select interest rates for the Revolving Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2020, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 1.51% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at October 31, 2020, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.25 billion. Under the terms of the Revolving Credit Facility, at October 31, 2020, our leverage ratio was approximately 0.49 to 1.00 and our tangible net worth was approximately $4.81 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.18 billion as of October 31, 2020. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.56 billion as of October 31, 2020.
At October 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $119.0 million.

Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2020 and 2019, is included in the table below ($ amounts in thousands):

	2020	2019
Aggregate loans payable at October 31	$351,257	$314,577
Weighted-average interest rate	4.30%	4.49%
Interest rate range	0.20% - 7.00%	1.26% - 7.00%
Loans secured by assets
Carrying value of loans secured by assets	$351,257	$314,577
Carrying value of assets securing loans	$947,989	$850,381
The contractual maturities of “Loans payable – other” as of October 31, 2020, ranged from one month to 30 years.
Senior Notes
At October 31, 2020 and 2019, senior notes consisted of the following (amounts in thousands):

	2020	2019
5.875% Senior Notes due February 15, 2022	$419,876	$419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	250,000	250,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	400,000
Bond discounts, premiums, and deferred issuance costs, net	(8,158)	(9,978)
	$2,661,718	$2,659,898
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
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (“Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. In December 2019, the Warehousing Agreement was amended to extend the expiration date on substantially the same terms as the existing agreement. The Warehousing Agreement, as amended, expires on December 4, 2020, and borrowings thereunder bear interest at LIBOR plus 1.90% per annum. At October 31, 2020, the interest rate on the Warehousing Agreement was 2.04% per annum. In addition, we are subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Borrowings under this facility are included in the fiscal 2021 maturities.
At each of October 31, 2020 and 2019, there was $148.6 million and $150.0 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2020 and 2019, amounts outstanding under the agreement were collateralized by $219.4 million and $208.6 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2020, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
Subsequent events
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.3% as of October 31, 2020. These interest rate swaps were designated as cash flow hedges.
In December 2020, TBI Mortgage amended the Warehousing Agreement to extend the expiration date to January 18, 2021 on substantially the same terms as the existing agreement.
General
As of October 31, 2020, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2021	$260,635
2022	$453,134
2023	$452,691
2024	$306,070
2025	$59,151

7. Accrued Expenses
Accrued expenses at October 31, 2020 and 2019, consisted of the following (amounts in thousands):

	2020	2019
Land, land development and construction	$233,783	$192,658
Compensation and employee benefits	219,965	183,592
Escrow liability	23,067	31,587
Self-insurance	215,884	193,405
Warranty	157,351	201,886
Lease liabilities (1)	124,756	—
Deferred income	34,096	51,678
Interest	38,446	31,307
Commitments to unconsolidated entities	8,928	9,283
Other	53,920	55,536
	$1,110,196	$950,932
(1)     On November 1, 2019, we adopted ASU 2016-02, which resulted in the establishment of lease liabilities on our Consolidated Balance Sheet as of October 31, 2020. The Consolidated Balance Sheet as of October 31, 2019 does not reflect any changes resulting from the adoption of the new standard. See Note 1, “Significant Accounting Policies – Recent Accounting Pronouncements” for additional information regarding the adoption of ASU 2016-02.
At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Balance, beginning of year	$201,886	$258,831	$329,278
Additions - homes closed during the year	36,103	35,475	37,045
Addition - liabilities acquired	190	855
Increase in accruals for homes closed in prior years	6,711	6,023	6,162
Decrease to water intrusion accrual	(24,400)	—	—
Charges incurred	(63,139)	(99,298)	(113,654)
Balance, end of year	$157,351	$201,886	$258,831
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $79.5 million at October 31, 2020 and $124.6 million at October 31, 2019. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $68.4 million at October 31, 2020 and $97.9 million at October 31, 2019.
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
8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2020, 2019, and 2018 ($ amounts in thousands):

	2020		2019		2018
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	123,249	21.0	165,306	21.0	217,914	23.3
State tax provision, net of federal benefit	25,793	4.4	37,898	4.8	47,073	5.0
Domestic production activities deduction	—	—	—	—	(18,168)	(1.9)
Other permanent differences	4,755	0.8	4,866	0.6	(2,322)	(0.2)
Reversal of accrual for uncertain tax positions	(1,749)	(0.3)	(5,348)	(0.7)	(4,741)	(0.5)
Accrued interest on anticipated tax assessments	404	0.1	453	0.1	737	0.1
Increase in unrecognized tax benefits	—	—	2,153	0.3	1,122	0.1
Changes in tax law	—	—	(523)	(0.1)	(38,740)	(4.1)
Excess stock compensation benefit	(3,339)	(0.6)	(2,143)	(0.3)	(4,236)	(0.5)
Energy tax credits	(11,467)	(2.0)	(3,123)	(0.4)	(3,231)	(0.4)
Other	2,631	0.5	(2,376)	(0.3)	(9,643)	(1.0)
Income tax provision*	140,277	23.9	197,163	25.0	185,765	19.9
*    Due to rounding, percentages may not add
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which changed many longstanding foreign and domestic corporate and individual tax rules, as well as rules pertaining to the deductibility of employee compensation and benefits. The Tax Act, among other changes, reduced the corporate income tax rate from 35% to 21% and repealed the domestic production activities deduction effective for tax years beginning after December 31, 2017. For companies with a fiscal year that does not end on December 31, the change in law requires the application of a blended tax rate for the year of the change. Our blended tax rate for our fiscal year ending October 31, 2018 was 23.3%. Thereafter, the applicable statutory rate is 21%. ASC 740, “Income Taxes” (“ASC 740”), requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate applied to earnings from 35% in fiscal 2017 to 23.3% in fiscal 2018 and to 21% in fiscal 2019. In addition, we remeasured our net deferred tax liability for the tax law change, which resulted in an income tax benefit of $35.5 million in fiscal 2018.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes, before federal benefit, will be 5.6% in fiscal 2020. Our state income tax rate, before federal benefit, was 6.1% and 6.6% in fiscal 2019 and 2018, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Federal	$114,204	$161,904	$157,836
State	26,073	35,259	27,929
	$140,277	$197,163	$185,765

Current	$42,497	$94,399	$207,695
Deferred	97,780	102,764	(21,930)
	$140,277	$197,163	$185,765

The components of income taxes payable at October 31, 2020 and 2019 are set forth below (amounts in thousands):

	2020	2019
Current	$6,591	$7,897
Deferred	192,383	95,074
	$198,974	$102,971
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Balance, beginning of year	$7,897	$12,222	$16,993
Increase in benefit as a result of tax positions taken in prior years	512	2,148	2,140
Increase in benefit as a result of tax positions taken in current year	306	1,126	949
Decrease in benefit as a result of settlements		(2,670)	(4,707)
Decrease in benefit as a result of lapse of statute of limitations	(2,124)	(4,929)	(3,153)
Balance, end of year	$6,591	$7,897	$12,222
The statute of limitations has expired on our federal tax returns for fiscal years through 2016. The statue of limitations for our major state tax jurisdictions remains open for examination for fiscal year 2015 and subsequent years.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2020, 2019, and 2018, and the amounts accrued for potential interest and penalties at October 31, 2020 and 2019 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2020	$512
2019	$593
2018	$1,152

Accrued at:
October 31, 2020	$1,270
October 31, 2019	$1,169

The components of net deferred tax assets and liabilities at October 31, 2020 and 2019 are set forth below (amounts in thousands):

	2020	2019
Deferred tax assets:
Accrued expenses	$57,089	$54,162
Impairment charges	42,956	43,583
Inventory valuation differences	48,276	55,313
Stock-based compensation expense	19,905	23,928
Amounts related to unrecognized tax benefits	319	311
State tax, net operating loss carryforwards	68,705	67,718
Other	1,830	18
Total assets	239,080	245,033
Deferred tax liabilities:
Capitalized interest	37,697	44,196
Deferred income	351,589	277,005
Expenses taken for tax purposes not for book	5,346	3,571
Depreciation	23,567	5,024
Deferred marketing	13,264	10,311
Total liabilities	431,463	340,107
Net deferred tax liabilities	(192,383)	(95,074)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2020 and 2019, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2020 and 2019, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2020, we had 126.5 million shares of common stock issued and outstanding, 5.1 million shares of common stock reserved for outstanding stock options and restricted stock units, 6.7 million shares of common stock reserved for future stock option and award issuances, and 352,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2020, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. During the fiscal years ended October 31, 2020 and 2019, we declared and paid aggregate cash dividends of $0.44 and $0.44 per share, respectively, to our shareholders.
Stock Repurchase Program
In each year since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Most recently, on March 10, 2020, our Board of Directors authorized the repurchase of 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since December 11, 2019. The Board of Directors did not fix any expiration date for this repurchase program.

The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2020, 2019, and 2018:

	2020	2019	2018
Number of shares purchased (in thousands)	15,952	6,619	12,108
Average price per share	$39.75	$35.28	$41.56
Remaining authorization at October 31 (in thousands)	19,984	13,953	10,989
Subsequent to October 31, 2020 and through December 21, 2020, we repurchased approximately 2.4 million shares of our common stock at an average price of $45.04 per share, substantially all of which were purchased under the repurchase program authorized by our Board of Directors on March 10, 2020.
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
10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our non-employee directors under our stock incentive plans. On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which, succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to prospective equity awards, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan out of which new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provide for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. At October 31, 2020, 2019, and 2018, we had 6.7 million; 7.7 million; and 5.1 million shares, respectively, available for grant under the plans.
Prior to the adoption of the Omnibus Plan, the Company had granted equity awards under four separate stock incentive plans for employees, officers, and directors with respect to which equity awards remained outstanding as of October 31, 2020. No additional equity awards may be granted under these plans. Stock options granted under these plans were made with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. Stock options and restricted stock units granted under these plans generally vested over a four-year period for employees and a two-year period for non-employee directors.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Total stock-based compensation expense recognized	$24,326	$26,180	$28,312
Income tax benefit recognized	$6,227	$6,749	$7,902
At October 31, 2020, 2019, and 2018, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $15.9 million, $18.7 million, and $20.9 million, respectively.
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

The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses ranges of assumptions noted in the following table. Expected volatilities were based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding. The ranges set forth below result from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2020, 2019, and 2018:

	2020	2019	2018
Expected volatility	27.42% - 28.30%	28.61% - 31.34%	27.66% - 31.83%
Weighted-average volatility	27.42%	30.46%	30.33%
Risk-free interest rate	1.72% - 1.78%	2.65% - 2.76%	2.17% - 2.35%
Expected life (years)	4.64 - 5.76	4.63 - 8.50	5.00 - 8.50
Dividends	1.11%	1.36%	none
Weighted-average fair value per share of options granted	$9.68	$10.22	$16.09
The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense related to stock options for fiscal 2020, 2019 and 2018 was as follows (amounts in thousands):

	2020	2019	2018
Stock compensation expense recognized - options	$3,144	$5,181	$7,497
At October 31, 2020, total compensation cost related to nonvested stock option awards not yet recognized was approximately $2.5 million, and the weighted-average period over which we expect to recognize such compensation costs was approximately 1.1 years.
The following table summarizes stock option activity for our plans during each of the fiscal years ended October 31, 2020, 2019, and 2018 (amounts in thousands, except per share amounts):

	2020		2019		2018
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Balance, beginning	4,780	$30.59	5,503	$28.84	6,120	$27.60
Granted	118	39.51	344	32.42	210	47.84
Exercised	(1,284)	24.50	(1,044)	21.87	(797)	24.16
Canceled	(54)	33.83	(23)	34.47	(30)	33.08
Balance, ending	3,560	$33.03	4,780	$30.59	5,503	$28.84
Options exercisable, at October 31,	2,969	$32.38	3,799	$29.52	4,231	$27.03
The weighted average remaining contractual life (in years) for options outstanding and exercisable at October 31, 2020, was 4.7 and 4.1, respectively.
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
The following table provides information pertaining to the intrinsic value of options outstanding and exercisable at October 31, 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Intrinsic value of options outstanding	$34,058	$45,551	$30,477
Intrinsic value of options exercisable	$29,961	$39,350	$29,010

Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2020, 2019, and 2018, is provided below (amounts in thousands):

	2020	2019	2018
Intrinsic value of options exercised	$23,281	$16,491	$18,165
Fair market value of options vested	$5,926	$7,723	$10,007
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
The following table provides information regarding the use of the net exercise method for fiscal 2020 and 2019:

	2020	2019
Options exercised	100,000	33,250
Shares withheld	65,487	21,842
Shares issued	34,513	11,408
Average fair market value per share withheld	$43.11	$33.03
Aggregate fair market value of shares withheld (in thousands)	$2,823	$721

Performance-Based Restricted Stock Units:
In fiscal 2020, 2019, and 2018, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs are based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from, 0% to 150% for grants awarded in fiscal 2020 and 2019 and 0% to 110% for grants awarded in fiscal 2018, of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance generally vest pro-rata over a four-year period provided the recipients continue to be employed by us as specified in the award document.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”), adjusted for post-vesting restrictions applicable to retirement eligible participants. We evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued. The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2020, 2019, and 2018:

	2020	2019	2018
Number of shares underlying Performance-Based RSUs to be issued	116,423	158,721	135,554
Aggregate number of Performance-Based RSUs outstanding at October 31	579,115	645,538	786,857
Weighted-average fair value per share of Performance-Based RSUs	$32.55	$34.86	$47.84
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$3,790	$5,533	$6,485
Performance-Based RSU expense recognized (in thousands)	$5,986	$5,514	$6,949
Unamortized value of Performance-Based RSUs at October 31 (in thousands)	$1,674	$3,431	$3,824
Shares earned with respect to Performance-Based RSUs issued in December 2013, 2014, and 2015 were delivered in fiscal 2018, 2019, and 2020, respectively. The recipients of these Performance-Based RSUs elected to use a portion of the shares underlying the Performance-Based RSUs to pay the required income withholding taxes on the payout. In fiscal 2020, the gross value of the payout was $7.2 million (182,846 shares), the minimum income tax withholding was $3.0 million (75,206 shares) and the net value of the shares delivered was $4.3 million (107,640 shares). In fiscal 2019, the gross value of the payout was $9.7 million (300,040 shares), the minimum income tax withholding was $4.0 million (123,409 shares) and the net value of the shares delivered was $5.7 million (176,631 shares). In fiscal 2018, the gross value of the payout was $13.7 million (288,814 shares), the minimum income tax withholding was $6.0 million (126,330 shares) and the net value of the shares delivered was $7.7 million (162,484 shares).

Total Shareholder Return Restricted Stock Units:
In fiscal 2020, 2019, and 2018, the Executive Compensation Committee approved awards of relative total shareholder return performance-based restricted stock units (“TSR RSUs”) relating to 37,527, 48,710 and 39,411 target shares, respectively, of our common stock to certain members of our senior management. Shares underlying the TSR RSUs granted are earned by comparing our total shareholder return during specified performance periods to the total shareholder returns of companies in a performance peer group as defined in the award document. The specified performance periods are as follows:

	Performance Period	Target Number of TSR RSUs issued
Fiscal 2020	November 1, 2019 to October 31, 2022	37,527

Fiscal 2019	November 1, 2018 to October 31, 2021	48,710

Fiscal 2018	November 1, 2017 to October 31, 2020	39,411
The TSR RSUs generally vest at the end of a 3-year period provided the recipients continue to be employed by us as specified in the award document. Based upon our ranking in the performance peer group, the recipient of the TSR RSUs may earn a total award ranging from 0% to 150% for awards granted in fiscal 2020 and 2019 and 0% to 200% for awards granted in fiscal 2018, of the target number of TSR RSUs granted. In fiscal 2020, recipients of the fiscal 2018 TSR RSUs earned 0% of the target based on total shareholder return ranking in the performance peer group during the three-year period ending October 31, 2020. In fiscal 2019, recipients of the fiscal 2017 TSR RSUs earned 0% of the target based on total shareholder return ranking in the performance peer group during the three-year period ending October 31, 2019. In fiscal 2018, recipients earned 76.81% of the 52,679 target TSR RSUs awarded in fiscal 2016 based upon our total shareholder return ranking in the performance peer group during the three-year period ended October 31, 2018.
We estimated the fair value of the TSR RSUs at the grant date using a Monte Carlo simulation. The following table summarizes the assumptions used in the Monte Carlo simulation and the fair value per share of the TSR RSUs granted in fiscal 2020, 2019, and 2018:

	2020	2019	2018
Weighted-average volatility	27.96%	29.06%	26.58%
Risk-free interest rate	1.66%	2.64%	1.92%
Dividends	none	none	none
Weighted-average fair value per share of TSR RSUs	$37.66	$36.46	$52.62
The length of each performance period was used as the expected term in the simulation for each respective tranche.
The following table provides information on expense recognized and the unamortized value of our TSR RSUs for fiscal 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
TSR RSUs expense recognized	$2,264	$1,673	$2,502
Unamortized value of TSR RSUs at October 31	$716	$1,875	$1,773
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a TSR RSU recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. The following table provides information regarding the number of shares withheld, the income tax withholding due, and the remaining shares issued to the recipients for fiscal 2019:

2019
Number of shares withheld	16,643
Income tax withholdings due	$537,902
Remaining shares issued to the recipients	23,817

Time-Based Restricted Stock Units:
In fiscal 2020, 2019, and 2018, we issued time-based restricted stock units (“Time-Based RSUs”) to various officers, employees, and non-employee directors. These Time-Based RSUs generally vest in annual installments over a two- to four-year period. The value of the Time-Based RSUs was determined to be equal to the number of shares of our common stock underlying the Time-Based RSUs multiplied by the closing price of our common stock on the NYSE on the date the Time-Based RSUs were awarded, adjusted for post-vesting restrictions applicable to retirement eligible participants. The following table provides information regarding these Time-Based RSUs for fiscal 2020, 2019, and 2018:

	2020	2019	2018
Time-Based RSUs issued:
Number of Time-Based RSUs issued	461,280	449,380	296,790
Weighted-average fair value per share of Time-Based RSUs	$37.43	$33.04	$47.84
Aggregate fair value of Time-Based RSUs issued (in thousands)	$17,267	$14,848	$14,198
Time-Based RSU expense recognized (in thousands):	$12,744	$13,627	$11,193

	2020	2019	2018
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,315,371	1,137,936	850,853
Cumulative unamortized value of Time-Based RSUs (in thousands)	$10,972	$8,694	$8,818
Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the restricted stock unit recipient. The following table provides information regarding the number of shares withheld, the income tax withholding due, and the remaining shares issued to the recipients for fiscal 2020, 2019, and 2018:

	2020	2019	2018
Number of shares withheld	58,356	29,681	23,289
Income tax withholdings due	$2,214	$1,042	$1,145
Remaining shares issued to the recipients	236,697	82,795	58,552
Employee Stock Purchase Plan
Our employee stock purchase plan enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The plan, which terminates in December 2027, provides that 500,000 shares be reserved for purchase. At October 31, 2020, 352,000 shares were available for issuance.
The following table provides information regarding our employee stock purchase plan for fiscal 2020, 2019, and 2018:

	2020	2019	2018
Shares issued	54,235	41,744	35,471
Average price per share	$26.10	$31.80	$34.08
Compensation expense recognized (in thousands)	$189	$184	$171

11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2020, 2019, and 2018, is as follows (amounts in thousands):

	2020	2019	2018
Numerator:
Net income as reported	$446,624	$590,007	$748,151

Denominator:
Basic weighted-average shares	130,095	145,008	151,984
Common stock equivalents (a)	1,152	1,493	2,217
Diluted weighted-average shares	131,247	146,501	154,201
Other information:
Weighted-average number of antidilutive options and restricted stock units (b)	2,141	1,156	813
Shares issued under stock incentive and employee stock purchase plans	1,541	1,394	1,066
(a)Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under our restricted stock units programs.
(b)Weighted-average number of antidilutive options and restricted stock units are based upon the average of the average quarterly closing prices of our common stock on the NYSE for the year.
12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2020 and 2019, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2020	October 31, 2019
Residential Mortgage Loans Held for Sale	Level 2	$231,797	$218,777
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$(31)	$298
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$628	$964
Forward Loan Commitments – IRLCs	Level 2	$(628)	$(964)
At October 31, 2020 and 2019, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
Mortgage Loans Held for Sale
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans and commitments using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date and the application of such pricing to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the change in fair value of our forward loan commitments as a gain or loss. These gains and losses are included in “Other income – net” in our Consolidated Statements of Operations and Comprehensive Income. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan and is also included in “Other income – net.”
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2020	$225,826	$231,797	$5,971
2019	$216,280	$218,777	$2,497

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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2020:
January 31	—	—	—
April 30	613 - 789	9	14.3%
July 31	—	—	—
October 31	—	—	—

Fiscal 2019:
January 31	836 - 13,495	2 - 12	12.5% - 15.8%
April 30	372 - 1,915	2 - 19	12.0% - 26.0%
July 31	530 - 1,113	2 - 9	7.8% - 13.0%
October 31	478 - 857	2 - 5	13.8% - 14.5%

In fiscal 2020, we recognized $31.7 million of impairment charges on land owned for future communities relating to nine communities. As of the period the impairment charges were recognized, the estimated fair value of these communities in the aggregate, net of impairment charges, was $21.8 million. For the majority of these communities, the estimated fair values were determined based upon the expected sales price per lot in a community sale to another builder. The range of sales price per lot utilized in determining fair values in fiscal 2020 was approximately $33,000 - $180,000 per lot. There were no impairment charges on land owned for future communities in 2019 and $2.2 million recognized in fiscal 2018.

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
October 31	53	1	$1,113	375
				$675
Fiscal 2019:
January 31	49	5	$37,282	$5,785
April 30	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31	71	7	$18,910	6,695
				$31,075
Fiscal 2018:
January 31	64	5	$13,318	$3,736
April 30	65	4	$21,811	13,325
July 31	55	5	$43,063	9,065
October 31	43	6	$24,692	4,025
				$30,151
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2020 and 2019 (amounts in thousands):

		2020		2019
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (a)	Level 2	$1,151,257	$1,157,315	$1,114,577	$1,112,040
Senior notes (b)	Level 1	2,669,876	2,888,822	2,669,876	2,823,043
Mortgage company loan facility (c)	Level 2	148,611	148,611	150,000	150,000
		$3,969,744	$4,194,748	$3,934,453	$4,085,083
(a)The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(b)The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(c)We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $6.1 million, $14.1 million, and $12.6 million for the fiscal years ended October 31, 2020, 2019, and 2018, respectively, which is included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $35.1 million and $31.1 million at October 31, 2020 and 2019, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Such age was reduced from age 62 to age 58 in fiscal 2019. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 1.95%, 2.61%, and 4.06% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2020, 2019, and 2018, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2020, 2019 and 2018.
Information related to our retirement plans for each of the fiscal years ended October 31, 2020, 2019, and 2018, is as follows (amounts in thousands):

	2020	2019	2018
Plan costs:
Service cost	$453	$403	$568
Interest cost	1,158	1,416	1,198
Amortization of prior service cost	1,468	506	936
Amortization of unrecognized losses	23	—	17
	$3,102	$2,325	$2,719
Projected benefit obligation:
Beginning of year	$45,070	$35,515	$38,222
Plan amendments adopted during year	2,600	4,956	—
Service cost	453	403	568
Interest cost	1,158	1,416	1,198
Benefit payments	(1,636)	(1,358)	(1,358)
Change in unrecognized gain/loss	729	4,138	(3,115)
Projected benefit obligation, end of year	$48,374	$45,070	$35,515
Unamortized prior service cost:
Beginning of year	$5,320	$870	$1,806
Plan amendments adopted during year	2,600	4,956	—
Amortization of prior service cost	(1,468)	(506)	(936)
Unamortized prior service cost, end of year	$6,452	$5,320	$870
Accumulated unrecognized (loss) gain, October 31	$(3,273)	$(2,567)	$1,571
Accumulated benefit obligation, October 31	$48,374	$45,070	$35,515
Accrued benefit obligation, October 31	$48,374	$45,070	$35,515
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2030 in the aggregate (in thousands):

Year ending October 31,	Amount
2021	$1,930
2022	$2,851
2023	$3,148
2024	$3,180
2025	$3,314
November 1, 2025 – October 31, 2030	$17,289

14. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income was primarily related to employee retirement plans. The tables below provide, for the fiscal years ended October 31, 2020, 2019 and 2018, the components of accumulated other comprehensive (loss) income (amounts in thousands):

	2020	2019	2018
Balance, beginning of period	$(5,831)	$694	$(1,910)
Other comprehensive (loss) income before reclassifications	(3,329)	(9,094)	3,115
Gross amounts reclassified from accumulated other comprehensive income	1,491	304	953
Income tax benefit (expense)	471	2,265	(1,142)
Other comprehensive (loss) income, net of tax	(1,367)	(6,525)	2,926
Adoption of ASU 2018-02	—	—	(322)
Balance, end of period	$(7,198)	$(5,831)	$694

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
Information regarding our land purchase commitments at October 31, 2020 and 2019, is provided in the table below (amounts in thousands):

	2020	2019
Aggregate purchase commitments:
Unrelated parties	$2,630,128	$2,349,900
Unconsolidated entities that the Company has investments in	10,097	10,826
Total	$2,640,225	$2,360,726
Deposits against aggregate purchase commitments	$223,571	$168,778
Additional cash required to acquire land	2,416,654	2,191,948
Total	$2,640,225	$2,360,726
Amount of additional cash required to acquire land included in accrued expenses	$19,590	$14,620

In addition, we expect to purchase approximately 2,100 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.

At October 31, 2020, we also had purchase commitments to acquire land for apartment developments of approximately $111.3 million, of which we had outstanding deposits in the amount of $6.5 million.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2020, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2020, we had outstanding surety bonds amounting to $742.9 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $356.9 million of work remains on these improvements. We have an additional $182.1 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2020, we had outstanding letters of credit of $119.0 million under our Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At October 31, 2020, we had agreements of sale outstanding to deliver 7,791 homes with an aggregate sales value of $6.37 billion.
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
Mortgage loans are sold to investors with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market.
Information regarding our mortgage commitments at October 31, 2020 and 2019, is provided in the table below (amounts in thousands):

	2020	2019
Aggregate mortgage loan commitments:
IRLCs	$381,116	$565,634
Non-IRLCs	1,688,801	1,364,972
Total	$2,069,917	$1,930,606
Investor commitments to purchase:
IRLCs	$381,116	$565,634
Mortgage loans receivable	217,876	208,591
Total	$598,992	$774,225

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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheet. We elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For such leases, we do not recognize ROU assets or lease liabilities and instead recognize lease payments in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis. At October 31, 2020, ROU assets and lease liabilities were $105.0 million and $124.8 million, respectively. Payments on lease liabilities totaled $16.6 million for the year ending October 31, 2020.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the fiscal years ending October 31, 2020, 2019 and 2018, our total lease expense was $21.6 million, $20.2 million, and $15.8 million, respectively, inclusive of variable lease costs of approximately $3.1 million and short-term lease costs of approximately $3.5 million in fiscal 2020. Sublease income was de minimis.
Information regarding our remaining lease payments as of October 31, 2020 is provided in the table below (amounts in thousands):

Year ended October 31,
2021	$19,942
2022	18,093
2023	15,621
2024	13,018
2025	9,475
Thereafter	204,509
Total lease payments (a)	$280,658
Less: Interest (b)	155,902
Present value of lease liabilities	$124,756
(a)    Lease payments include options to extend lease terms that are reasonably certain of being exercised
(b)    Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 8.81 years and 4.1%, respectively, at October 31, 2020.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 93.9 years and 4.5%, respectively, at October 31, 2020.

16. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Interest income	$10,009	$19,017	$8,570
Income from ancillary businesses	25,540	53,568	25,692
Management fee income from home building unconsolidated entities, net	3,636	9,948	11,740
Retained customer deposits	—	—	8,937
Income from land sales	—	—	6,331
Directly expensed interest	(2,440)	—	—
Other	(1,052)	(1,031)	1,190
Total other income – net	$35,693	$81,502	$62,460
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
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in fiscal 2020, 2019 and 2018, our apartment living operations earned fees from unconsolidated entities of $14.0 million, $11.9 million, and $7.5 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses above.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, apartment living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2020, 2019, and 2018 (amounts in thousands):

	2020	2019	2018
Revenues	$118,855	$150,114	$158,051
Expenses	$106,285	$132,823	$132,359
Other income	$12,970	$36,277	$—
In fiscal 2020, we sold one of our golf club properties to a third party for $15.6 million and recognized a gain of $9.1 million. In addition, we recognized a previously deferred gain of $3.8 million related to the sale of a golf club property from fiscal 2019.
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
The table below provides revenues and expenses recognized from land sales for the year ended October 31, 2018 (amounts in thousands):

2018
Revenue	$134,327
Expense	127,996
$6,331
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
17. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2020, 2019, and 2018 (amounts in thousands). In the first quarter of fiscal 2020, we made certain changes to our Traditional Home Building regional management structure and realigned certain of the states falling among our five geographic segments. See Note 1. Amounts for fiscal 2019 and 2018 have been restated to reflect this change.

	Revenue			Income (loss) before income taxes
	2020	2019	2018	2020	2019	2018
		(Restated)	(Restated)		(Restated)	(Restated)
Traditional Home Building:
North	$1,364,750	$1,484,430	$1,517,917	$57,826	$81,350	$98,233
Mid-Atlantic	845,597	804,342	775,676	50,621	50,737	59,254
South	1,041,204	991,915	868,580	108,399	106,082	99,920
Mountain	1,535,757	1,130,874	1,126,580	167,687	112,979	136,163
Pacific	2,029,851	2,416,629	2,533,506	352,831	509,760	571,353
Traditional Home Building	6,817,159	6,828,190	6,822,259	737,364	860,908	964,923
City Living	120,946	253,188	320,999	29,679	70,133	78,149
Corporate and other	(748)	(999)		(180,142)	(143,871)	(109,156)
	6,937,357	7,080,379	7,143,258	586,901	787,170	933,916
Land sales and other revenue	140,302	143,587	—
Total	$7,077,659	$7,223,966	$7,143,258	$586,901	$787,170	$933,916
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
Total assets for each of our segments at October 31, 2020 and 2019, are shown in the table below (amounts in thousands):

	2020	2019
		(Restated)
Traditional Home Building:
North	$1,427,523	$1,487,012
Mid-Atlantic	918,641	854,470
South	1,176,962	1,165,974
Mountain	1,961,348	1,769,649
Pacific	2,226,685	2,627,417
Traditional Home Building	7,711,159	7,904,522
City Living	539,750	529,507
Corporate and other	2,814,824	2,394,109
	$11,065,733	$10,828,138
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, income tax receivable, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2020
Traditional Home Building:
North	$40,753	$155,737	$1,140,833	$1,337,323
Mid-Atlantic	31,572	142,196	647,481	821,249
South	13,964	122,671	847,360	983,995
Mountain	8,811	38,370	1,840,830	1,888,011
Pacific	128,425	379,916	1,656,682	2,165,023
Traditional Home Building	223,525	838,890	6,133,186	7,195,601
City Living	—	197,953	265,352	463,305
	$223,525	$1,036,843	$6,398,538	$7,658,906

Balances at October 31, 2019 (Restated)
Traditional Home Building:
North	$32,712	$99,947	$1,233,234	$1,365,893
Mid-Atlantic	50,534	76,682	705,763	832,979
South	10,326	118,830	845,590	974,746
Mountain	18,973	34,165	1,651,792	1,704,930
Pacific	70,384	353,186	2,115,531	2,539,101
Traditional Home Building	182,929	682,810	6,551,910	7,417,649
City Living	—	185,391	270,008	455,399
	$182,929	$868,201	$6,821,918	$7,873,048
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2020, 2019, and 2018, are shown in the table below (amounts in thousands):

	2020	2019	2018
		(Restated)	(Restated)
Traditional Home Building:
North	$28,352	$25,472	$20,675
Mid-Atlantic	17,905	1,535	11,839
South	2,869	8,452	720
Mountain	790	984	176
Pacific	5,967	1,117	879
Traditional Home Building	55,883	37,560	34,289
City Living	—	4,800	98
Corporate and other	—	—	769
	$55,883	$42,360	$35,156

The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2020	2019	2020	2019	2018
		(Restated)		(Restated)	(Restated)
Traditional Home Building:
Mid-Atlantic	$33,523	$8,525	$(11)	$—	$(4,000)
South	93,734	91,956	14,012	19,098	12,263
Mountain	—	—	381	—	(63)
Pacific	433	9,825	1,280	(37)	2,404
Traditional Home Building	127,690	110,306	15,662	19,061	10,604
City Living	33,819	60,512	(7,674)	4,103	6,857
Corporate and other	269,192	195,434	(7,040)	1,704	67,779
	$430,701	$366,252	$948	$24,868	$85,240
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.
18. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2020, 2019 and 2018 (amounts in thousands):

	2020	2019	2018
Cash flow information:
Interest paid, net of amount capitalized	$18,326	$35,422	$20,812
Income tax payments	$48,509	$141,681	$215,092
Income tax refunds	$1,822	$4,344	$3,101
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or accrued liabilities, net	$158,435	$213,824	$185,633
Increase in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities	$215	$5,300	$1,320
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02	$122,269	$—	$—
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606	$—	$104,807	$—
Net decrease in inventory and retained earnings due to the adoption of ASC 606	$—	$8,989	$—
Net increase in accrued expenses and decrease in retained earnings due to the adoption of ASC 606	$—	$6,541	$—
Net decrease in investment in unconsolidated entities and retained earnings due to the adoption of ASC 606	$—	$2,457	$—
Cost of inventory acquired through foreclosure	$—	$—	$4,609
Cancellation of treasury stock	$—	$895,517	$—
Non-controlling interest	$7,092	$38,134	$2,801
Reclassification of inventory to property, construction, and office equipment, net	$16,558	$—	$—
Decrease (increase) in unrecognized gain in defined benefit plans	$729	$4,138	$(3,115)
Defined benefit plan amendment	$2,600	$4,956	$—
Income tax benefit (expense) recognized in total comprehensive income	$471	$2,265	$(1,141)
Transfer of other assets to inventory, net	$—	$7,100	$16,763

	2020	2019	2018
Transfer of inventory to investment in unconsolidated entities	$13,690	$—	$—
Transfer of other assets to investment in unconsolidated entities, net	$52,345	$44,139	$60,971
Reclassification of deferred income from accrued expenses to investment in unconsolidated entities	$—	$—	$5,995
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$25	$928	$623
Miscellaneous increases (decreases) to investments in unconsolidated entities	$645	$(1,876)	$1,776

Business Acquisitions:
Fair value of assets purchased	$63,854	$173,516	$—
Liabilities assumed	$3,505	$11,143	$—
Cash paid	$60,349	$162,373	$—

	At October 31,
	2020	2019	2018
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,370,944	$1,286,014	$1,182,195
Restricted cash and cash held by our captive title company included in receivables, prepaid expenses, and other assets	$25,660	$33,629	$34,215
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,396,604	$1,319,643	$1,216,410

19. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2020 and 2019 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2020:
Revenue:
Home sales	$2,495,974	$1,627,812	$1,516,234	$1,297,337
Land sales and other	$49,693	$23,677	$32,838	$34,094
Gross profit:
Home sales (a)	$502,079	$341,704	$295,256	$264,215
Land sales and other	$4,798	$1,418	$6,420	$1,812
Income before income taxes	$266,991	$151,865	$102,113	$65,932
Net income	$199,317	$114,761	$75,670	$56,876
Earnings per share (b)
Basic	$1.57	$0.91	$0.59	$0.41
Diluted	$1.55	$0.90	$0.59	$0.41
Weighted-average number of shares
Basic	127,310	126,722	128,205	138,145
Diluted	128,892	127,399	128,809	139,889

Fiscal 2019:
Revenue:
Home sales	$2,292,044	$1,756,970	$1,712,057	$1,319,308
Land sales and other	$86,956	$8,721	$4,037	$43,873
Gross profit
Home sales (a)	$478,262	$391,653	$373,183	$303,064
Land sales and other	$658	$2,489	$1,116	$9,620
Income before income taxes	$272,649	$186,916	$176,159	$151,446
Net income	$202,315	$146,318	$129,324	$112,050
Earnings per share (b)
Basic	$1.43	$1.01	$0.88	$0.76
Diluted	$1.41	$1.00	$0.87	$0.76
Weighted-average number of shares
Basic	141,909	144,750	146,622	146,751
Diluted	143,567	146,275	148,129	148,032
(a)Effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense. Prior periods have been reclassified to conform to the 2020 presentation.
(b)Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.