Form 10-Q
period 2021-01-31
Toll Brothers, Inc.
filed 2021-03-08
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021
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
At March 4, 2021, there were approximately 123,124,000 shares of Common Stock, par value $0.01 per share, outstanding.

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
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Therefore, we caution you not to place undue reliance on our forward-looking statements. The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effects of the COVID-19 pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of the pandemic and its duration, the duration of social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and effectiveness of vaccines, adequate testing and therapeutic treatments and the prevalence of widespread immunity to COVID-19;
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
•federal and state tax policies;
•transportation costs;
•the effect of land use, environmental and other governmental laws and regulations;
•legal proceedings or disputes and the adequacy of reserves;
•risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, indebtedness, financial condition, losses and future prospects;
•the effect of potential loss of key management personnel;
•changes in accounting principles; and
•risks related to unauthorized access to our computer systems, theft of our and our homebuyers’ confidential information or other forms of cyber-attack.
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
For a further discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the SEC and in this report.
When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending October 31.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2021	October 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$949,696	$1,370,944
Inventory	7,923,635	7,658,906
Property, construction, and office equipment, net	277,696	316,125
Receivables, prepaid expenses, and other assets (1)	907,775	956,294
Mortgage loans held for sale, at fair value	125,475	231,797
Customer deposits held in escrow	80,889	77,291
Investments in unconsolidated entities	571,632	430,701
Income taxes receivable	27,195	23,675
	$10,863,993	$11,065,733
LIABILITIES AND EQUITY
Liabilities
Loans payable	$971,504	$1,147,955
Senior notes	2,652,162	2,661,718
Mortgage company loan facility	112,619	148,611
Customer deposits	523,584	459,406
Accounts payable	460,113	411,397
Accrued expenses	1,109,129	1,110,196
Income taxes payable	200,390	198,974
Total liabilities	6,029,501	6,138,257
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at January 31, 2021 and October 31, 2020	1,529	1,529
Additional paid-in capital	708,668	717,272
Retained earnings	5,245,935	5,164,086
Treasury stock, at cost — 29,981 and 26,410 shares at January 31, 2021 and October 31, 2020, respectively	(1,162,811)	(1,000,454)
Accumulated other comprehensive loss	(6,486)	(7,198)
Total stockholders’ equity	4,786,835	4,875,235
Noncontrolling interest	47,657	52,241
Total equity	4,834,492	4,927,476
	$10,863,993	$11,065,733

(1)    As of January 31, 2021 and October 31, 2020, receivables, prepaid expenses, and other assets include $113.3 million and $163.0 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2021	2020
Revenues:
Home sales	$1,410,704	$1,297,337
Land sales and other	152,672	34,094
	1,563,376	1,331,431

Cost of revenues:
Home sales	1,121,793	1,033,122
Land sales and other	111,734	32,282
	1,233,527	1,065,404
Selling, general and administrative	210,739	218,531
Income from operations	119,110	47,496
Other:
Income from unconsolidated entities	1,194	12,141
Other income – net	7,101	6,295
Income before income taxes	127,405	65,932
Income tax provision	30,906	9,056
Net income	$96,499	$56,876

Other comprehensive income, net of tax	713	278
Total comprehensive income	$97,212	$57,154

Per share:
Basic earnings	$0.77	$0.41
Diluted earnings	$0.76	$0.41

Weighted-average number of shares:
Basic	126,060	138,145
Diluted	127,562	139,889

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2021 and 2020:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2020	1,529	717,272	5,164,086	(1,000,454)	(7,198)	52,241	4,927,476
Cumulative effect adjustment upon adoption of ASC 326, net of tax			(595)				(595)
Net income			96,499				96,499
Purchase of treasury stock				(179,395)			(179,395)
Exercise of stock options and stock based compensation issuances		(21,445)		16,676			(4,769)
Employee stock purchase plan issuances		7		362			369
Stock-based compensation		12,834					12,834
Dividends declared			(14,055)				(14,055)
Other comprehensive income					712		712
Loss attributable to non-controlling interest						(21)	(21)
Capital distributions, net						(4,563)	(4,563)
Balance, January 31, 2021	1,529	708,668	5,245,935	(1,162,811)	(6,486)	47,657	4,834,492

Balance, October 31, 2019	1,529	726,879	4,774,422	(425,183)	(5,831)	46,877	5,118,693
Net income			56,876				56,876
Purchase of treasury stock				(476,024)			(476,024)
Exercise of stock options and stock based compensation issuances		(17,112)		21,042			3,930
Employee stock purchase plan issuances		(41)		345			304
Stock-based compensation		13,383					13,383
Dividends declared			(15,012)				(15,012)
Other comprehensive income					278		278
Loss attributable to non-controlling interest						(1)	(1)
Capital contributions						2,653	2,653
Balance, January 31, 2020	1,529	723,109	4,816,286	(879,820)	(5,553)	49,529	4,705,080

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2021	2020
Cash flow provided by (used in) operating activities:
Net income	$96,499	$56,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,876	14,667
Stock-based compensation	12,834	13,383
Income from unconsolidated entities	(1,194)	(12,141)
Distributions of earnings from unconsolidated entities	1,080	14,703
Deferred tax provision	1,277	751
Inventory impairments and write-offs	1,267	1,031
Gain on sale of assets	(38,279)
Other	3,617	1,091
Changes in operating assets and liabilities:
Inventory	(274,327)	(303,384)
Origination of mortgage loans	(376,036)	(316,852)
Sale of mortgage loans	478,982	422,376
Receivables, prepaid expenses, and other assets	34,733	(172,153)
Income taxes receivable	(3,520)	(36,131)
Customer deposits – net	60,580	34,058
Accounts payable and accrued expenses	40,835	(84,691)
Income taxes payable	99
Net cash provided by (used in) operating activities	55,323	(366,416)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(14,496)	(26,839)
Investments in unconsolidated entities	(112,828)	(4,909)
Return of investments in unconsolidated entities	37,853	28,983
Proceeds from the sale of assets	79,356
Other	334	649
Net cash used in investing activities	(9,781)	(2,116)
Cash flow used in financing activities:
Proceeds from loans payable	597,973	702,729
Principal payments of loans payable	(847,415)	(608,481)
Redemption of senior notes	(10,020)
(Payments) proceeds from stock-based benefit plans, net	(4,397)	4,235
Purchase of treasury stock	(179,395)	(476,024)
Dividends paid	(14,285)	(14,956)
(Payments) receipts related to noncontrolling interest, net	(4,728)	44
Net cash used in financing activities	(462,267)	(392,453)
Net decrease in cash, cash equivalents, and restricted cash	(416,725)	(760,985)
Cash, cash equivalents, and restricted cash, beginning of period	1,396,604	1,319,643
Cash, cash equivalents, and restricted cash, end of period	$979,879	$558,658

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2020 balance sheet amounts and disclosures included herein have been derived from our October 31, 2020 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (“2020 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of January 31, 2021; the results of our operations and changes in equity for the three-month periods ended January 31, 2021 and 2020; and our cash flows for the three-month periods ended January 31, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. The Company is currently subject to risks and uncertainties resulting from the COVID-19 pandemic, which continues to impact our results of operations as well as our business operations. As a result, actual results could differ from the estimates and assumptions we make that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, and such differences may be material.
Reclassifications
As discussed in our 2020 Form 10-K, effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification aligns the treatment of sales commissions paid to third-party brokers with the treatment of sales commissions paid to in-house salespersons, and is consistent with the manner in which the majority of the Company’s peers treat such commissions. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $26.8 million, or 2.1% of home sales revenues for the three months ended January 31, 2020. All prior period amounts have been reclassified to conform to the 2021 presentation.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2021, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $523.6 million and $459.4 million at January 31, 2021 and October 31, 2020, respectively. Of the outstanding customer deposits held as of October 31, 2020, we recognized $94.0 million in home sales revenues during the three months ended January 31, 2021.
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) lot sales to third-party builders within our master planned communities; (2) land sales to joint ventures in which we retain an interest; (3) bulk sales to third parties of land we have decided no longer meets our development criteria and (4) sales of commercial and retail properties generally located at our City Living buildings. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Derivative Instruments and Hedging Activities
Our objective in entering into derivative transactions is to manage our exposure to interest rate movements associated with certain variable rate debt. We recognize derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.
Since all of our derivatives are designated as cash flow hedges, the entire change in the fair value of the derivative included in the assessment of hedge effectiveness is initially reported in accumulated other comprehensive loss and subsequently reclassified to home sales cost of revenues in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income when the hedged transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive loss is released to earnings. See Note 12 “Fair Value Disclosures” for more information.
Recent Accounting Pronouncements
In June 2016, the FASB created ASC 326 with the issuance of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 became effective for our fiscal year beginning November 1, 2020, and we adopted the new standard under the modified retrospective transition method. As a result of the adoption, we recognized a cumulative effect adjustment, net of tax, of $0.6 million to the opening balance of retained earnings. The adoption of ASU 2016-13 did not have a material impact on our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations or Comprehensive Income, and there have been no significant changes to our internal controls, processes, or systems as a result of implementing this new standard.
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
3. Inventory
Inventory at January 31, 2021 and October 31, 2020 consisted of the following (amounts in thousands):

	January 31, 2021	October 31, 2020
Land controlled for future communities	$207,383	$223,525
Land owned for future communities	996,420	1,036,843
Operating communities	6,719,832	6,398,538
	$7,923,635	$7,658,906
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
Communities that were previously offering homes for sale but are temporarily closed due to business conditions, do not have any remaining backlog, and are not expected to reopen within 12 months of the end of the fiscal period being reported on are included in land owned for future communities.
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	January 31, 2021	October 31, 2020
Land owned for future communities:
Number of communities	8	10
Carrying value (in thousands)	$41,231	$68,064
Operating communities:
Number of communities	4	4
Carrying value (in thousands)	$54,040	$32,112
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2021	2020
Land controlled for future communities	$167	$1,031
Operating communities	1,100
	$1,267	$1,031
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
At January 31, 2021, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2021, we determined that 218 land purchase contracts, with an aggregate purchase price of $2.31 billion, on which we had made aggregate deposits totaling $193.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2020, we determined that 207 land purchase contracts, with an aggregate purchase price of $2.31 billion, on which we had made aggregate deposits totaling $208.7 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2021	2020
Interest capitalized, beginning of period	$297,975	$311,323
Interest incurred	41,268	43,650
Interest expensed to home sales cost of revenues	(33,325)	(32,774)
Interest expensed to land sales and other cost of revenues	(1,838)	(567)
Interest capitalized on investments in unconsolidated entities	(1,134)	(881)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	15
Interest capitalized, end of period	$302,961	$320,751

During the three months ended January 31, 2021, we incurred $154,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive loss, of which approximately $10,000 was expensed to home sales cost of revenues. No similar amounts were incurred during the three months ended January 31, 2020.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments ranges from 15.8% to 50%. These entities, which are structured as joint ventures, (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
The table below provides information as of January 31, 2021, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	12	4	28	7	51
Investment in unconsolidated entities	$264,274	$26,191	$263,280	$17,887	$571,632
Number of unconsolidated entities with funding commitments by the Company	3	—	8	1	12
Company’s remaining funding commitment to unconsolidated entities	$33,518	$—	$30,491	$25,649	$89,658
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2021, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	4	1	25	30
Aggregate loan commitments	$158,805	$29,786	$2,010,544	$2,199,135
Amounts borrowed under loan commitments	$107,551	$29,786	$1,312,325	$1,449,662
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during our first quarter of fiscal 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	2
Investment balance at January 31, 2021	$139,033	$14,932
The table below provides information on joint ventures entered into during our first quarter of fiscal 2020 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	—	2
Investment balance at January 31, 2020	$—	$24,900

Results of Operations and Intra-entity Transactions
In our first quarters of fiscal 2021 and 2020, certain of our land development and rental property joint ventures sold their underlying assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $5.9 million and $10.7 million, respectively, which is included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In our first quarter of fiscal 2021, we recognized other-than-temporary impairment charges on certain Home Building Joint Ventures of $2.1 million. No similar charges were incurred in our first quarter of fiscal 2020.
In our first quarters of fiscal 2021 and 2020, purchases from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, were $4.3 million and $3.5 million, respectively. Our share of income from the lots we acquired was insignificant in each period. Sales to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, were $57.3 million and $26.4 million in our first quarters of fiscal 2021 and 2020, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statement of Operations and Comprehensive Income. Gains related to these sales were immaterial in both periods.
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
We believe that, as of January 31, 2021, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

January 31, 2021
Loan commitments in the aggregate	$1,858,000
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed	$327,500
Debt obligations borrowed in the aggregate	$1,108,500
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$236,700
Estimated fair value of guarantees provided by us related to debt and other obligations	$8,800
Terms of guarantees	1 month - 3.8 years
The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.

Variable Interest Entities

The table below provide information as of January 31, 2021 and October 31, 2020, regarding our unconsolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	January 31, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is not the Primary Beneficiary (“PB”)	12	12
Investment balance in unconsolidated Joint Venture VIEs included in Investments in unconsolidated entities in our Consolidated Balance Sheets	$55,300	$63,100
Our maximum exposure to losses related to loan guarantees and additional commitments provided to unconsolidated Joint Venture VIEs	$282,700	$122,100
Our ownership interest in the above unconsolidated Joint Venture VIEs ranges from 20% to 50%.
The table below provide information as of January 31, 2021 and October 31, 2020, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	January 31, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$113,300	$163,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$41,700	$46,200
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

Joint Venture Condensed Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	January 31, 2021	October 31, 2020
Cash and cash equivalents	$98,195	$109,478
Inventory	736,821	511,000
Loans receivable, net	66,974	78,576
Rental properties	1,428,734	1,244,911
Rental properties under development	700,218	666,386
Real estate owned	6,818	6,752
Other assets	170,708	169,368
Total assets	$3,208,468	$2,786,471
Debt, net of deferred financing costs	$1,443,949	$1,368,065
Other liabilities	211,245	186,817
Members’ equity	1,544,803	1,231,173
Noncontrolling interest	8,471	416
Total liabilities and equity	$3,208,468	$2,786,471
Company’s net investment in unconsolidated entities (1)	$571,632	$430,701
(1)    Differences between our net investment in unconsolidated entities and our underlying equity in the net assets of the entities amounted to $34.3 million and $29.4 million as of January 31, 2021 and October 31, 2020, respectively, and are primarily a result of the deferred recognition of a sale of assets to a joint venture; other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.
Condensed Statements of Operations:

	Three months ended January 31,
	2021	2020
Revenues	$92,530	$133,170
Cost of revenues (3)	96,723	95,308
Other expenses (3)	35,390	41,183
Total expenses	132,113	136,491
Loss from operations	(39,583)	(3,321)
Other income	948	612
Loss before income taxes	(38,635)	(2,709)
Income tax (benefit) provision	(1,506)	140
Net loss including earnings from noncontrolling interests	(37,129)	(2,849)
Less: loss attributable to noncontrolling interest	(174)	—
Net loss attributable to controlling interest	$(37,303)	$(2,849)
Company’s equity in earnings of unconsolidated entities (2)	$1,194	$12,141
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
(3)    Effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense. Prior year periods have been reclassified to conform to the 2021 presentation.

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2021 and October 31, 2020, consisted of the following (amounts in thousands):

	January 31, 2021	October 31, 2020
Expected recoveries from insurance carriers and others	$77,180	$79,269
Improvement cost receivable	85,539	86,116
Escrow cash held by our captive title company	28,540	24,712
Properties held for rental apartment and commercial development	504,580	542,796
Prepaid expenses	29,472	28,104
Right-of-use asset	101,495	105,004
Other	80,969	90,293
	$907,775	$956,294
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of January 31, 2021 and October 31, 2020, properties held for rental apartment and commercial development include $113.3 million and $163.0 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2021 and October 31, 2020, loans payable consisted of the following (amounts in thousands):

	January 31, 2021	October 31, 2020
Senior unsecured term loan	$650,000	$800,000
Loans payable – other	324,140	351,257
Deferred issuance costs	(2,636)	(3,302)
	$971,504	$1,147,955
Senior Unsecured Term Loan
We have a five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2025. Prior to January 28, 2021, the principal amount outstanding under the Term Loan Facility was $800.0 million. On January 28, 2021, we voluntarily repaid $150.0 million of the Term Loan Facility, and the remaining $650.0 million principal amount outstanding will become due and payable at maturity on November 1, 2025. No prepayment charges were incurred in connection with the repayment. At January 31, 2021, the interest rate on borrowings was 1.18% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of January 31, 2021. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
We have a $1.905 billion, five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. On October 31, 2020, we entered into extension letter agreements which extended the maturity date of $1.85 billion of the revolving loans and commitments under the Revolving Credit Facility from November 1, 2024 to November 1, 2025, with the remainder of the revolving loans and commitments continuing to terminate on November 1, 2024. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at January 31, 2021, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.10 billion. Under the terms of the Revolving Credit Facility, at January 31, 2021, our leverage ratio was approximately 0.57 to

1.00, and our tangible net worth was approximately $4.72 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.66 billion as of January 31, 2021. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.62 billion as of January 31, 2021.
At January 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $120.2 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At January 31, 2021, the interest rate on borrowings under the Revolving Credit Facility would have been 1.32% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2021, the weighted-average interest rate on “Loans payable – other” was 4.35% per annum.
Senior Notes
At January 31, 2021, we had seven issues of senior notes outstanding with an aggregate principal amount of $2.66 billion.
In our first quarter of fiscal 2021, we redeemed, prior to maturity, approximately $10.0 million of the $419.9 million then-outstanding principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Subsequent event
In February 2021, we delivered notice to the holders of our outstanding 5.625% Senior Notes due 2024 that we intend to redeem, prior to maturity, all $250.0 million aggregate principal amount of such notes on March 15, 2021. In connection with this redemption, we expect to incur a pre-tax charge of approximately $34.0 million in our second quarter of fiscal 2021.
Mortgage Company Loan Facility
In October 2017, TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, entered into a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” In December 2018, the Warehousing Agreement was amended to provide for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, as amended, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement, as amended, expired on March 4, 2021, and borrowings thereunder bore interest at LIBOR plus 1.90% per annum. At January 31, 2021, the interest rate on the Warehousing Agreement, as amended, was 2.02% per annum. In March 2021, the Warehousing Agreement was amended and restated to extend the expiration date to March 3, 2022 and borrowings thereunder will bear interest at LIBOR (with a LIBOR floor of 0.75%) plus 1.75% per annum.
7. Accrued Expenses
Accrued expenses at January 31, 2021 and October 31, 2020 consisted of the following (amounts in thousands):

	January 31, 2021	October 31, 2020
Land, land development, and construction	$219,033	$233,783
Compensation and employee benefits	183,795	219,965
Escrow liability	27,047	23,067
Self-insurance	222,809	215,884
Warranty	150,877	157,351
Lease liabilities	121,246	124,756
Deferred income	80,253	34,096
Interest	47,607	38,446
Commitments to unconsolidated entities	11,584	8,928
Other	44,878	53,920
	$1,109,129	$1,110,196

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2021	2020
Balance, beginning of period	$157,351	$201,886
Additions – homes closed during the period	7,402	7,024
Increase in accruals for homes closed in prior years	1,194	1,218
Charges incurred	(15,070)	(21,212)
Balance, end of period	$150,877	$188,916
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). During fiscal 2021, we continued to receive water intrusion claims from homeowners in this region, mostly related to older homes, and we continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $75.2 million at January 31, 2021 and $79.5 million at October 31, 2020. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $67.3 million at January 31, 2021 and $68.4 million at October 31, 2020.
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
8. Income Taxes
We recorded income tax provisions of $30.9 million and $9.1 million for the three months ended January 31, 2021 and 2020, respectively. The effective tax rate was 24.3% for the three months ended January 31, 2021, compared to 13.7% for the three months ended January 31, 2020. The higher effective tax rate for the three months ended January 31, 2021 was primarily due to a benefit recognized of $6.9 million in the fiscal 2020 period from the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2021 will be approximately 6.0%. Our state income tax rate for the full fiscal year 2020 was 5.6%.
At January 31, 2021, we had $6.7 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended January 31,
	2021	2020
Total stock-based compensation expense recognized	$12,834	$13,383
Income tax benefit recognized	$3,289	$3,407
At January 31, 2021 and October 31, 2020, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $26.0 million and $15.9 million, respectively.
10. Stock Repurchase Program and Cash Dividends
Stock Repurchase Program
On March 10, 2020, our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2019, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions, in each case for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2021	2020
Number of shares purchased (in thousands)	4,027	11,686
Average price per share	$44.54	$40.73
Remaining authorization at January 31 (in thousands)	15,957	8,314
Cash Dividends
During the three months ended January 31, 2021 and 2020, we declared and paid cash dividends of $0.11 per share to our shareholders.

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2021	2020
Numerator:
Net income as reported	$96,499	$56,876

Denominator:
Basic weighted-average shares	126,060	138,145
Common stock equivalents (1)	1,502	1,744
Diluted weighted-average shares	127,562	139,889

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	589	675
Shares issued under stock incentive and employee stock purchase plans	456	547
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2021	October 31, 2020
Residential Mortgage Loans Held for Sale	Level 2	$125,475	$231,797
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$52	$(31)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(358)	$628
Forward Loan Commitments — IRLCs	Level 2	$358	$(628)
Interest Rate Swap Contracts	Level 2	$652	$—
At January 31, 2021 and October 31, 2020, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2021	$122,879	$125,475	$2,596
At October 31, 2020	$225,826	$231,797	$5,971
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2020 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, the ranges of certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2021:
January 31	2,003	2	14.3%

Fiscal 2020:
January 31	—	—	—%
April 30	613 - 789	9	14.3%
July 31	—	—	—%
October 31	—	—	—%
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
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2021:
January 31	53	1	$419	$1,100
				$1,100
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
October 31	53	1	$1,113	375
				$675

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2021		October 31, 2020
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$974,139	$979,592	$1,151,257	$1,157,315
Senior notes (2)	Level 1	2,659,856	2,914,484	2,669,876	2,888,822
Mortgage company loan facility (3)	Level 2	112,619	112,619	148,611	148,611
		$3,746,614	$4,006,695	$3,969,744	$4,194,748
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
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2021	2020
Interest income	$1,455	$4,902
Income from ancillary businesses	6,859	522
Management fee income from Home Building Joint Ventures, net	117	1,346
Other	(1,330)	(475)
Total other income – net	$7,101	$6,295
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the three-month periods ended January 31, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $4.8 million and $3.8 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2021	2020
Revenues	$29,101	$26,410
Expenses	$22,242	$25,888

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

Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2021	October 31, 2020
Aggregate purchase commitments:
Unrelated parties	$2,744,059	$2,630,128
Unconsolidated entities that the Company has investments in	8,787	10,097
Total	$2,752,846	$2,640,225

Deposits against aggregate purchase commitments	$207,600	$223,571
Additional cash required to acquire land	2,545,246	2,416,654
Total	$2,752,846	$2,640,225
Amount of additional cash required to acquire land included in accrued expenses	$18,092	$19,590
In addition, we expect to purchase approximately 3,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2021, we also had similar purchase commitments to acquire land for apartment developments of approximately $121.5 million, of which we had outstanding deposits in the amount of $6.5 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2021, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2021, we had outstanding surety bonds amounting to $800.4 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $383.6 million of work remains on these improvements. We have an additional $188.5 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2021, we had outstanding letters of credit of $120.2 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At January 31, 2021, we had agreements of sale outstanding to deliver 8,888 homes with an aggregate sales value of $7.47 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2021	October 31, 2020
Aggregate mortgage loan commitments:
IRLCs	$521,022	$381,116
Non-IRLCs	2,280,509	1,688,801
Total	$2,801,531	$2,069,917
Investor commitments to purchase:
IRLCs	$521,022	$381,116
Mortgage loans held for sale	117,309	217,876
Total	$638,331	$598,992

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
Our Traditional Home Building segment operates in the following five geographic segments, wtih current operations in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2021	2020
Revenues:
Traditional Home Building:
North	$312,639	$254,059
Mid-Atlantic	163,984	162,476
South	216,884	183,630
Mountain	377,977	263,096
Pacific	331,158	395,356
Traditional Home Building	1,402,642	1,258,617
City Living	7,793	39,835
Corporate and other	269	(1,115)
Total home sales revenues	1,410,704	1,297,337
Land sales and other revenues	152,672	34,094
Total revenues	$1,563,376	$1,331,431

Income (loss) before income taxes:
Traditional Home Building:
North	$18,882	$2,531
Mid-Atlantic	18,813	6,988
South	21,483	9,077
Mountain	36,013	17,585
Pacific	47,554	63,322
Traditional Home Building	142,745	99,503
City Living (1)	32,692	9,549
Corporate and other	(48,032)	(43,120)
Total	$127,405	$65,932
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues above. City Living recognized net gains of $38.3 million from these sales.
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2021	October 31, 2020
Traditional Home Building:
North	$1,415,114	$1,427,523
Mid-Atlantic	984,134	918,641
South	1,289,620	1,176,962
Mountain	2,053,597	1,961,348
Pacific	2,343,787	2,226,685
Traditional Home Building	8,086,252	7,711,159
City Living	542,763	539,750
Corporate and other	2,234,978	2,814,824
Total	$10,863,993	$11,065,733

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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2021	2020
Traditional Home Building:
North	$35	$94
Mid-Atlantic	32	1
South	25	747
Mountain	9	178
Pacific	66	11
Total	167	1,031
City Living	1,100	—
	$1,267	$1,031

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2021	2020
Cash flow information:
Interest capitalized, net of amount paid	$3,733	$11,686
Income tax payments	$34,427	$45,752
Income tax refunds	$1,377	$1,315
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$40,511	$21,827
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$—	$108,769
Net decrease in other assets and retained earnings due to the adoption of ASC 326	$595	$—
Noncontrolling interest	$144	$2,610
Transfer of inventory to investment in unconsolidated entities	$49,979	$—
Transfer of other assets to investment in unconsolidated entities, net	$13,228	$24,736
Unrealized gain on derivatives	$522	$—
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$2,656	$—

	At January 31,
	2021	2020
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$949,696	$519,793
Restricted cash included in receivables, prepaid expenses, and other assets	30,183	38,865
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$979,879	$558,658

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (“2020 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2020 Form 10-K.
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
We operate in two segments: Traditional Home Building and Urban Infill (“City Living”). Within Traditional Home Building, we operate in the following five geographic segments, with current operations in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
OVERVIEW
Our Business Environment and Current Outlook
We continue to experience very strong demand for our homes. This resurgence in demand began for us in mid-May 2020, following the significant drop in sales we experienced in our fiscal second quarter of 2020 as the initial impact of the COVID-19 pandemic was felt in the United States. In the three months ended January 31, 2021, we signed 2,874 net contracts for the sale of Traditional Home Building products and City Living homes with an aggregate value of $2.51 billion, compared to 1,806 net contracts with an aggregate value of $1.49 billion in the three months ended January 31, 2020, representing increases of 59% and 68% in units and dollars, respectively. Our backlog at January 31, 2021 was 8,888 homes and $7.47 billion, up 38% in units and 37% in dollars as compared to our backlog at January 31, 2020. In response to the strong demand and in an effort to drive profitability and manage growth, we continued to raise sales prices in substantially all of our communities during our fiscal first quarter of 2021. We have also continued to limit lot releases in some communities. We expect to continue these pricing and lot-release measures during the remainder of fiscal 2021 assuming the strong demand environment continues.
We attribute the strong demand to a number of factors, including favorable demographic trends, a very tight supply of for-sale homes stemming from a decade of underproduction, low mortgage rates, and a renewed appreciation for the importance of home. We believe these factors will continue to support demand through fiscal 2021.
Although housing market demand has recently been very strong, future economic conditions in the United States and the demand for homes remain uncertain due to continuing pandemic-related disruptions, government directives, actions and economic relief efforts related thereto, and the impact of these actions on the economy, mortgage rates and markets, employment levels, consumer confidence, and financial markets, among other things. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.
Financial and Operational Highlights
In the three-month period ended January 31, 2021, we recognized $1.56 billion of revenues, consisting of $1.41 billion of home sales revenue and $152.7 million of land sales and other revenue, and net income of $96.5 million, as compared to $1.33 billion of revenues, consisting of $1.30 billion of home sales revenue and $34.1 million of land sales and other revenue, and $56.9 million of net income in the three-month period ended January 31, 2020.
In the three-month periods ended January 31, 2021 and 2020, the value of net contracts signed was $2.51 billion (2,874 homes) and $1.49 billion (1,806 homes), respectively.

The value of our backlog at January 31, 2021 was $7.47 billion (8,888 homes), as compared to our backlog at January 31, 2020 of $5.45 billion (6,461 homes). Our backlog at October 31, 2020 was $6.37 billion (7,791 homes), as compared to backlog of $5.26 billion (6,266 homes) at October 31, 2019.
At January 31, 2021, we had $949.7 million of cash and cash equivalents on hand and approximately $1.785 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2025. At January 31, 2021, we had no borrowings and we had approximately $120.2 million of outstanding letters of credit under the Revolving Credit Facility.
At January 31, 2021, we owned or controlled through options approximately 67,700 home sites, as compared to approximately 63,200 at October 31, 2020; and approximately 53,400 at October 31, 2019. Of the approximately 67,700 total home sites that we owned or controlled through options at January 31, 2021, we owned approximately 36,400 and controlled approximately 31,300 through options. Of the 36,400 home sites owned, approximately 17,400 were substantially improved. In addition, as of January 31, 2021, we expect to purchase approximately 3,900 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2021, we were selling from 309 communities, compared to 317 at October 31, 2020; and 333 at October 31, 2019.
At January 31, 2021, our total stockholders’ equity and our debt to total capitalization ratio were $4.79 billion and 0.44 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2021 and 2020 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2021	2020	% Change
Revenues:
Home sales	$1,410.7	$1,297.3	9%
Land sales and other	152.7	34.1
	1,563.4	1,331.4	17%
Cost of revenues:
Home sales (1)	1,121.8	1,033.1	9%
Land sales and other	111.7	32.3
	1,233.5	1,065.4	16%
Selling, general and administrative (1)	210.7	218.5	(4)%
Income from operations	119.1	47.5	151%
Other
Income from unconsolidated entities	1.2	12.1	(90)%
Other income – net	7.1	6.3	13%
Income before income taxes	127.4	65.9	93%
Income tax provision	30.9	9.1	240%
Net income	$96.5	$56.9	70%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues (1)	79.5%	79.6%
Land sales and other cost of revenues as a percentage of land sales and other revenues	73.2%	94.7%
SG&A as a percentage of home sale revenues (1)	14.9%	16.8%
Effective tax rate	24.3%	13.7%

Deliveries – units	1,777	1,611	10%
Deliveries – average delivered price (in ‘000s)	$793.9	$805.3	(1)%

Net contracts signed – value	$2,508.0	$1,489.3	68%
Net contracts signed – units	2,874	1,806	59%
Net contracts signed – average selling price (in ‘000s)	$872.7	$824.6	6%

	At January 31,
	2021	2020	% Change
Backlog – value	$7,473.5	$5,450.2	37%
Backlog – units	8,888	6,461	38%
Backlog – average selling price (in ‘000s)	$840.9	$843.6	—%
Note: Due to rounding, amounts may not add.
(1)    As previously disclosed in our 2020 Form 10-K, effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $26.8 million, or 2.1% of home sales revenues for the three months ended January 31, 2020. All prior period amounts have been reclassified.

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, was attributable to a 10% increase in the number of homes delivered, offset, in part, by a 1% decrease in the average price of homes delivered. The increase in the number of homes delivered in the three months ended January 31, 2021 was primarily due to higher backlog at October 31, 2020, as compared to October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 period. The decrease in the average delivered home price was mainly due to a shift in the number of homes delivered to less expensive areas and/or products, offset, in part, by sales price increases. The shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2021 period was primarily related to a decrease in the number of homes closed in City Living and California where the average prices are higher than the Company average. The shift was also the result of our strategic expansion into more affordable luxury home and attractive high-growth markets.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 period, as compared to the fiscal 2020 period, was principally due to higher sales prices, the impact of purchase accounting for homes delivered in the fiscal 2020 period from businesses acquired in fiscal 2019, and lower interest expense as a percentage of home sales revenues. These decreases were partially offset by a shift in the mix of revenues to lower margin products/areas. In the three months ended January 31, 2021 and 2020, interest expense, as a percentage of home sales revenues, was 2.4% and 2.5%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living buildings. In the first quarter of fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized gains of $38.3 million.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending decreased by $7.8 million in the fiscal 2021 period, as compared to the fiscal 2020 period. As a percentage of home sales revenues, SG&A was 14.9% in the fiscal 2021 period, as compared to 16.8% in the fiscal 2020 period. The dollar decrease in SG&A was due primarily to the implementation, commencing in fiscal 2020’s second quarter, of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions and reduced advertising and broker commission spend. The decrease in SG&A as a percentage of revenues was due to revenues increasing 9% as compared to the fiscal 2020 period, while SG&A spending decreased 4%.
Income (loss) from Unconsolidated Entities
We have investments in joint ventures to (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
We recognize our proportionate share of the earnings and losses from these various unconsolidated entities. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment and single-family home projects, which do not generate revenues and earnings for a number of years during the development of the properties. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments and single-family home projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, generally resulting in an income producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
Income (loss) from unconsolidated entities decreased by $10.9 million in the three-month period ended January 31, 2021, as compared to the three-month period ended January 31, 2020. This decrease was primarily due to a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in our of our Rental Property Joint Ventures to our joint venture partner; a decrease in earnings from a Home Building Joint Venture which completed its operations in the prior year; $2.1 million of other-than temporary impairment charges that we recognized on two of our Home Building Joint Ventures in the fiscal 2021 period; losses recognized by a joint venture that owns a hotel that was adversely impacted by COVID-19; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2021 period. These decreases were offset, in part, by a $6.0 million gain recognized in the fiscal 2021 period from an asset sale of commercial property by one of our Land Development Joint Ventures.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2021	2020
Income from ancillary businesses	$6,859	$522
Management fee income from Home Building Joint Ventures, net	117	1,346
Other	125	4,427
Total other income – net	$7,101	$6,295
The increase in income from ancillary businesses in the three months ended January 31, 2021 was mainly due to higher earnings from volume increases and wider spreads in our mortgage operations, as well as lower losses incurred in our apartment living operations.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decrease in income in the three months ended January 31, 2021 was primarily related to a decrease in unconsolidated entities to which we provide services. In addition to the fees earned by our City Living and Traditional Home Building operations, in the three-month periods ended January 31, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $4.8 million and $3.8 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in “other” in the three months ended January 31, 2021 was primarily due to lower interest income.
Income Before Income Taxes
For the three-month period ended January 31, 2021, we reported income before income taxes of $127.4 million, as compared to $65.9 million in the three-month period ended January 31, 2020.
Income Tax Provision
We recognized an income tax provision of $30.9 million in the three-month period ended January 31, 2021. Based upon the federal statutory rate of 21.0% for the fiscal 2021 period, our federal tax provision would have been $26.8 million in the three-month period ended January 31, 2021. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation.
In the three-month period ended January 31, 2020, we recognized an income tax provision of $9.1 million. Based upon the federal statutory rate of 21.0% for the fiscal 2020 period, our federal tax provision would have been $13.8 million in the three-month period ended January 31, 2020. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019 and allowed us to recognize energy credits on homes that settled primarily in fiscal 2018 and 2019, and excess tax benefits related to stock-based compensation. These benefits were offset, in part, by the provision for state income taxes.
Contracts
The aggregate value of net contracts signed increased $1.02 billion, or 68%, in the three-month period ended January 31, 2021, as compared to the three-month period ended January 31, 2020. In the three-month periods ended January 31, 2021 and 2020, the value of net contracts signed was $2.51 billion (2,874 homes) and $1.49 billion (1,806 homes), respectively. The increase in the aggregate value of net contracts signed was due to a 59% increase in the number of net contracts signed and a 6% increase in the average value of each signed contract. The increase in the number of net contracts signed reflects an overall increase in demand in the housing market, including a resurgence in demand for our homes that began at the outset of fiscal 2020’s third quarter. We attribute the strong demand to a number of factors, including favorable demographic trends, a very tight supply of for-sale homes stemming from a decade of underproduction, low mortgage rates, and a renewed appreciation for the importance of home. The increase in average price of net contracts signed was principally due to sale price increases partially offset by mix changes. The change in mix was primarily due to our strategic expansion into more affordable luxury home and attractive high-growth markets, resulting in a shift in the number of contracts signed to less expensive areas and/or products.

Backlog
The value of our backlog at January 31, 2021 increased 37% to $7.47 billion (8,888 homes), as compared to $5.45 billion (6,461 homes) at January 31, 2020. Our backlog at October 31, 2020 and 2019 was $6.37 billion (7,791 homes) and $5.26 billion (6,266 homes), respectively.
The increase in the value of our backlog at January 31, 2021, as compared to the backlog at January 31, 2020, was primarily attributable to an increase in the value of net contracts signed in the three months ended January 31, 2021, as compared to the three-month period ended January 31, 2020, partially offset by higher home sales revenues in the three months ended January 31, 2021.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2021
At January 31, 2021 and October 31, 2020, we had $949.7 million and $1.37 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the three-month period ended January 31, 2021 was $55.3 million. Cash provided by operating activities during the fiscal 2021 period was primarily related to net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, gain on sale of assets and deferred taxes); mortgage loans sold, net of mortgage loans originated; increases in customer deposits – net and accounts payable and accrued expenses; and a decrease in receivables, prepaid expenses, and other assets, offset, in part, by an increase in inventory.
In the three-month period ended January 31, 2021, cash used in investing activities was $9.8 million, which was primarily related to $112.8 million used to fund our investments in unconsolidated entities and $14.5 million used for the purchase of property and equipment. This activity was offset, in part, by $79.4 million of cash received from the sale of commercial properties and $37.9 million of cash received as returns from our investments in unconsolidated entities.
We used $462.3 million of cash in financing activities in the three-month period ended January 31, 2021, primarily for the repurchase of $179.4 million of our common stock; the payment of dividends on our common stock of $14.3 million; payments of $249.4 million of loans payable, net of borrowings; and redemption of senior notes of $10.0 million.
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
Other
In general, our cash flow from operating activities assumes that, as each home is delivered, we will purchase a home site to replace it. Because we own a supply of several years of home sites, we do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should our business decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At January 31, 2021, we owned or controlled through options approximately 67,700 home sites, of which we owned approximately 36,400. Of our owned home sites at January 31, 2021, significant improvements were completed on approximately 17,400 of them.
At January 31, 2021, the aggregate purchase price of land parcels under option and purchase agreements was approximately $2.75 billion (including $8.8 million of land to be acquired from joint ventures in which we have invested). Of the $2.75 billion of land purchase commitments, we paid or deposited $207.6 million, and, if we acquire all of these land parcels, we will be required to pay an additional $2.55 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,900 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash used in investing activities.” At January 31, 2021, we had investments in these entities of $571.6 million, and were committed to invest or advance up to an additional $89.7 million to these entities if they require additional funding.At January 31, 2021, we had purchase commitments to acquire land for apartment developments of approximately $121.5 million, of which we had outstanding deposits in the amount of $6.5 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) substantially all of which matures in November 2025. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.10 billion. Under the terms of the Revolving Credit Facility, at January 31, 2021, our leverage ratio was approximately 0.57 to 1.00, and our tangible net worth was approximately $4.72 billion. At January 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility and had outstanding letters of credit thereunder of approximately $120.2 million.
We have a five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. Prior to January 28, 2021, the principal amount outstanding under the Term Loan Facility was $800 million. On January 28, 2021 we voluntarily repaid $150.0 million of the Term Loan Facility, and the remaining $650.0 million principal amount outstanding will become due and payable at maturity on November 1, 2025. No prepayment charges were incurred in connection with the repayment.The Term Loan Facility contains substantially the same financial covenants as our Revolving Credit Facility, as described above.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of January 31, 2021. These interest rate swaps were designated as cash flow hedges.
On February 12, 2021, we delivered a notice of optional redemption (the “Redemption Notice”) to the holders of our outstanding 5.625% Senior Notes due 2024 (the “2024 Notes”), pursuant to which the we will redeem all $250.0 million aggregate principal amount of outstanding 2024 Notes. The 2024 Notes will be redeemed on March 15, 2021 (the “Redemption Date”) at a redemption price in cash of the greater of (a) 100% of the principal amount of the Notes being redeemed and (b) the present value of the Remaining Scheduled Payments (as defined in the Indenture) on the 2024 Notes being redeemed on the Redemption Date, discounted to the Redemption Date, on a semiannual basis, at the Treasury Rate (as defined in the Indenture) plus 50 basis points. Accrued and unpaid interest to, but excluding, March 15, 2021 will be paid in accordance with the terms of the Indenture and the Notes. In connection with the redemption, the Company expects to incur a pre-tax charge of approximately $34.0 million in its second fiscal quarter for the early extinguishment of debt.
Under the provisions of the Revolving Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.66 billion and our ability to pay cash dividends was limited to approximately $2.62 billion as of January 31, 2021.
While there is significant uncertainty as to general economic conditions for the remainder of fiscal 2021 and potentially beyond, we continue to believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. However, due to the inherent difficulty in making long-term predictions about the economy and the capital markets for home builders, which has been exacerbated by COVID-19, we cannot be certain that we will be able to replace existing financing arrangements when they mature or find sources of additional financing in the future.

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
At January 31, 2021, we had investments in these entities of $571.6 million and were committed to invest or advance up to an additional $89.7 million to these entities if they require additional funding. At January 31, 2021, we had agreed to terms for the acquisition of 112 home sites from one joint venture for an estimated aggregate purchase price of $8.8 million. In addition, we expect to purchase approximately 3,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of January 31, 2021, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2021, we had guaranteed the debt of certain unconsolidated entities have loan commitments aggregating $1.86 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $327.5 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2021, the unconsolidated entities had borrowed an aggregate of $1,108.5 million, of which we estimate $236.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.8 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
As disclosed in our 2020 Form 10-K, our most critical accounting policies relate to inventory, revenue and cost recognition, and warranty and self-insurance. Since October 31, 2020, there have been no material changes to those critical accounting policies.

SUPPLEMENTAL GUARANTOR INFORMATION
At January 31, 2021, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.66 billion aggregate principal amount of senior notes maturing on various dates between February 15, 2022 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X, under Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Rule 33-10762”), that reduce and simplify the financial disclosure requirements applicable to SEC-registered debt offerings for guarantors and issuers of guaranteed debt securities (which we previously included within the notes to our consolidated financial statements in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q). While amendments under Rule 33-10762 are effective January 4, 2021, voluntary compliance is permitted in advance of the effective date, and we had previously adopted the new disclosure requirements for the period ending October 31, 2020.
The following summarized financial information is presented for Toll Brothers, Inc., the Subsidiary Issuer, and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among Toll Brothers, Inc., the Subsidiary Issuer and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

Summarized Balance Sheet Data ($ amounts in millions):

January 31, 2021
Assets
Cash	$758.7
Inventory	$7,783.9
Amount due from Nonguarantor Subsidiaries	$637.6
Total assets	$9,935.6

Liabilities & Stockholders' Equity
Loans payable	$951.5
Senior notes	$2,652.2
Total liabilities	$5,464.6
Stockholders' equity	$4,471.0

Summarized Statement of Operations Data ($ amounts in millions):

For the three months ended January 31, 2021
Revenues	$1,500.8
Cost of revenues	$1,171.9
Selling, general and administrative	$210.1
Income before income taxes	$125.5
Net income	$93.4

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$312.6	$254.1	23%	451	393	15%	$693.2	$646.5	7%
Mid-Atlantic	164.0	162.5	1%	227	240	(5)%	$722.4	$677.0	7%
South	216.9	183.6	18%	341	274	24%	$636.0	$670.2	(5)%
Mountain	378.0	263.1	44%	525	401	31%	$720.0	$656.1	10%
Pacific	331.1	395.3	(16)%	226	267	(15)%	$1,465.3	$1,480.7	(1)%
Traditional Home Building	1,402.6	1,258.6	11%	1,770	1,575	12%	$792.5	$799.1	(1)%
City Living	7.8	39.8	(80)%	7	36	(81)%	$1,113.4	$1,106.5	1%
Other	0.3	(1.1)
Total home sales revenues	1,410.7	1,297.3	9%	1,777	1,611	10%	$793.9	$805.3	(1)%
Land sales revenues	152.7	34.1
Total revenues	$1,563.4	$1,331.4

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$356.8	$287.2	24%	449	400	12%	$794.6	$717.9	11%
Mid-Atlantic	327.5	169.4	93%	373	242	54%	$878.0	$700.1	25%
South	388.8	244.4	59%	568	353	61%	$684.5	$692.4	(1)%
Mountain	751.8	357.5	110%	978	490	100%	$768.7	$729.5	5%
Pacific	644.1	383.4	68%	473	287	65%	$1,361.8	$1,335.8	2%
Traditional Home Building	2,469.0	1,441.9	71%	2,841	1,772	60%	$869.1	$813.7	7%
City Living	39.0	47.4	(18)%	33	34	(3)%	$1,181.8	$1,394.9	(15)%
Total	$2,508.0	$1,489.3	68%	2,874	1,806	59%	$872.6	$824.6	6%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,413.5	$1,213.1	17%	1,904	1,749	9%	$742.4	$693.6	7%
Mid-Atlantic	934.0	542.5	72%	1,136	786	45%	$822.1	$690.2	19%
South	1,210.4	818.4	48%	1,715	1,127	52%	$705.8	$726.1	(3)%
Mountain	2,044.8	1,246.4	64%	2,727	1,695	61%	$749.8	$735.4	2%
Pacific	1,700.7	1,472.6	15%	1,291	994	30%	$1,317.4	$1,481.5	(11)%
Traditional Home Building	7,303.4	5,293.0	38%	8,773	6,351	38%	$832.5	$833.4	—%
City Living	170.1	157.2	8%	115	110	5%	$1,478.9	$1,428.9	3%
Total	$7,473.5	$5,450.2	37%	8,888	6,461	38%	$840.9	$843.5	—%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:
North	$1,369.1	$1,179.6	16%	1,906	1,742	9%	$718.3	$677.2	6%
Mid-Atlantic	770.4	535.3	44%	990	784	26%	$778.2	$682.7	14%
South	1,038.4	757.3	37%	1,488	1,048	42%	$697.9	$722.6	(3)%
Mountain	1,670.7	1,150.9	45%	2,274	1,606	42%	$734.7	$716.6	3%
Pacific	1,387.1	1,484.4	(7)%	1,044	974	7%	$1,328.6	$1,524.0	(13)%
Traditional Home Building	6,235.7	5,107.5	22%	7,702	6,154	25%	$809.6	$829.9	(2)%
City Living	138.9	149.6	(7)%	89	112	(21)%	$1,560.3	$1,335.6	17%
Total	$6,374.6	$5,257.1	21%	7,791	6,266	24%	$818.2	$839.0	(2)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2021	2020	% Change
Traditional Home Building:
North	$18.9	$2.5	656%
Mid-Atlantic	18.8	7.0	169%
South	21.5	9.1	136%
Mountain	36.0	17.6	105%
Pacific	47.5	63.3	(25)%
Traditional Home Building	142.7	99.5	43%
City Living (1)	32.7	9.5	244%
Corporate and other	(48.0)	(43.1)	(11)%
Total	$127.4	$65.9	93%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
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
Traditional Home Building
North

	Three months ended January 31,
	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$312.6	$254.1	23%
Units delivered	451	393	15%
Average delivered price ($ in thousands)	$693.2	$646.5	7%

Net Contracts Signed:
Net contract value ($ in millions)	$356.8	$287.2	24%
Net contracted units	449	400	12%
Average contracted price ($ in thousands)	$794.6	$717.9	11%

Home sales cost of revenues as a percentage of home sale revenues	84.0%	85.4%

Income before income taxes ($ in millions)	$18.9	$2.5	656%

Number of selling communities at January 31,	61	82	(26)%
The increase in the number of homes delivered in the fiscal 2021 period was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, and higher backlog conversion in the fiscal 2021 period. The increase in the average price of homes delivered in the fiscal 2021 period was due primarily to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increase in the number of net contracts signed in the fiscal 2021 period was due mainly to increased demand partially offset by a decrease in the number of selling communities. The increase in the average value of each contract signed in the fiscal 2021 period was mainly due to sales price increases and a shift in the number of contracts signed to more expensive areas and/or products.
The increase in income before income taxes in the fiscal 2021 period was principally attributable to higher earnings from increased revenues, lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 period was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Mid-Atlantic

	Three months ended January 31,
	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$164.0	$162.5	1%
Units delivered	227	240	(5)%
Average delivered price ($ in thousands)	$722.4	$677.0	7%

Net Contracts Signed:
Net contract value ($ in millions)	$327.5	$169.4	93%
Net contracted units	373	242	54%
Average contracted price ($ in thousands)	$878.0	$700.1	25%

Home sales cost of revenues as a percentage of home sale revenues	77.9%	82.3%

Income before income taxes ($ in millions)	$18.8	$7.0	169%

Number of selling communities at January 31,	38	40	(5)%
The decrease in the number of homes delivered in the fiscal 2021 period was mainly due to lower backlog conversion, offset, in part, by an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at

October 31, 2019. The increase in the average price of homes delivered in the fiscal 2021 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products, primarily in Virginia, and sales price increases in the fiscal 2021 period.
The increase in the number of net contracts signed in the fiscal 2021 period was due mainly to increased demand partially offset by a decrease in the average number of selling communities in the fiscal 2021 period. The increase in the average value of each contract signed in the fiscal 2021 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and sales price increases in the fiscal 2021 period.
The increase in income before income taxes in the fiscal 2021 period was mainly due lower home sales cost of revenues, as a percentage of home sale revenues, and higher joint venture income, partially offset by higher SG&A costs in the fiscal 2021 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 period was primarily due to a shift in product mix/areas to higher-margin areas in the fiscal 2021 period, the impact of purchase accounting on the fiscal 2020 period related to a builder acquisition in Georgia, which was completed in fiscal 2019, and sales price increases in the fiscal 2021 period. The higher joint venture income in the fiscal 2021 period was due to a $6.0 million gain recognized from an asset sale of commercial property by one of our Land Development Joint Ventures in the fiscal 2021 period.
South

	Three months ended January 31,
	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$216.9	$183.6	18%
Units delivered	341	274	24%
Average delivered price ($ in thousands)	$636.0	$670.2	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$388.8	$244.4	59%
Net contracted units	568	353	61%
Average contracted price ($ in thousands)	$684.5	$692.4	(1)%

Home sales cost of revenues as a percentage of home sale revenues	77.5%	82.3%

Income before income taxes ($ in millions)	$21.5	$9.1	136%

Number of selling communities at January 31,	73	71	3%
The increase in the number of homes delivered in the fiscal 2021 period was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 period. The decrease in the average price of homes delivered in the fiscal 2021 period was primarily due to a shift in the number of homes delivered to less expensive areas and/or products in the fiscal 2021 period.
The increase in the number of net contracts signed in the fiscal 2021 period was due principally to an increase in demand and an increase in the average number of selling communities in the fiscal 2021 period. The decrease in the average value of each contract signed in the fiscal 2021 period was primarily due to a shift in the number of contracts signed to less expensive areas and/or products, primarily in Florida, offset, in part, by sales price increases in the fiscal 2021 period.
The increase in income before income taxes in the fiscal 2021 period was principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues partially offset by higher SG&A costs in the fiscal 2021 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 period was primarily due to a shift in product mix/areas to higher-margin areas and the impact of purchase accounting on the fiscal 2020 period related to a builder acquisition in South Carolina, which was completed in fiscal 2019.

Mountain

	Three months ended January 31,
	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$378.0	$263.1	44%
Units delivered	525	401	31%
Average delivered price ($ in thousands)	$720.0	$656.1	10%

Net Contracts Signed:
Net contract value ($ in millions)	$751.8	$357.5	110%
Net contracted units	978	490	100%
Average contracted price ($ in thousands)	$768.7	$729.5	5%

Home sales cost of revenues as a percentage of home sale revenues	79.5%	79.5%

Income before income taxes ($ in millions)	$36.0	$17.6	105%

Number of selling communities at January 31,	93	83	12%
The increase in the number of homes delivered in the fiscal 2021 period was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 period. The increase in the average price of homes delivered in the fiscal 2021 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2021 period was primarily due to increased demand and an increase in the average number of selling communities in the fiscal 2021 period. The increase in the average value of each contract signed in the fiscal 2021 period was mainly due to sales price increases partially offset by a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2021 period.
The increase in income before income taxes in the fiscal 2021 period was due mainly to higher earnings from increased revenues in the fiscal 2021 period.
Pacific

	Three months ended January 31,
	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$331.1	$395.3	(16)%
Units delivered	226	267	(15)%
Average delivered price ($ in thousands)	$1,465.3	$1,480.7	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$644.1	$383.4	68%
Net contracted units	473	287	65%
Average contracted price ($ in thousands)	$1,361.8	$1,335.8	2%

Home sales cost of revenues as a percentage of home sale revenues	76.3%	74.8%

Income before income taxes ($ in millions)	$47.5	$63.3	(25)%

Number of selling communities at January 31,	41	48	(15)%
The decrease in the number of homes delivered in the fiscal 2021 period was mainly due to the decreased number of homes delivered in California as a result the lower number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, and lower backlog conversion in the fiscal 2021 period. The decrease in the average price of homes delivered in fiscal 2021 period was primarily due to a shift in the number of homes delivered to less expensive areas and/or products, offset, in part, by sales price increases in the fiscal 2021 period.
The increase in the number of net contracts signed in the fiscal 2021 period was primarily due to an increase in demand, offset, in part, by a decrease in the average number of selling communities in the fiscal 2021 period. The increase in the average value of each contract signed in the fiscal 2021 period was mainly due to sales price increases, offset, in part, by a shift in the number of contracts signed to less expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2021 period was mainly due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2021 period. This decrease was partially offset lower SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to a shift in product mix/areas to lower-margin areas partially offset by sales price increases in the fiscal 2021 period.
City Living

	Three months ended January 31,
	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$7.8	$39.8	(80)%
Units delivered	7	36	(81)%
Average delivered price ($ in thousands)	$1,113.4	$1,106.5	1%

Net Contracts Signed:
Net contract value ($ in millions)	$39.0	$47.4	(18)%
Net contracted units	33	34	(3)%
Average contracted price ($ in thousands)	$1,181.8	$1,394.9	(15)%

Home sales cost of revenues as a percentage of home sale revenues	88.2%	66.9%

Income before income taxes ($ in millions) (1)	$32.7	$9.5	244%

Number of selling communities at January 31,	3	4	(25)%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
The decrease in the number of homes delivered in the fiscal 2021 period was mainly attributable to the decreased number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, and lower backlog conversion in the fiscal 2021 period. The increase in the average price of homes delivered in fiscal 2021 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the average sales price of net contracts signed in the fiscal 2021 period was principally due a shift to less expensive units in the fiscal 2021 period.
The increase in income before income taxes in the fiscal 2021 period was mainly due to gains of $38.3 million recognized from the sales of a parking garage and retail space associated with one of our Hoboken, New Jersey condominium projects, offset, in part, by higher home sales cost of revenues, as a percentage of home sale revenues; lower earnings from decreased revenues; and $2.1 million of other-than temporary impairment charges that we recognized on two of our Home Building Joint Ventures in the fiscal 2021 period. The higher home sales cost of revenues, as a percentage of home sale revenues in the fiscal 2021 period was principally due to a shift in the number of homes delivered to buildings with lower margins and an impairment charge of $1.1 million in the fiscal 2021 period.
Corporate and Other
In the three months ended January 31, 2021 and 2020, loss before income taxes was $48.0 million and $43.1 million, respectively. The increase in the loss before income taxes in the fiscal 2021 period was principally a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in our of our Rental Property Joint Ventures to our joint venture partner; lower interest income; losses recognized in the fiscal 2021 period by a joint venture that owns a hotel that was adversely impacted by COVID-19; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2021 period. These increases were partially offset by lower SG&A costs, higher earnings from our mortgage company operations primarily due to increases in volume increases and wider spreads, and lower losses incurred in our apartment living operations, in the fiscal 2021 period. The decrease in SG&A costs in the fiscal 2021 period was primarily due to the implementation, commencing in fiscal 2020’s second quarter, of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions and reduced advertising spend.

AVAILABLE INFORMATION
Our principal Internet address is www.tollbrothers.com, and our Investor Relations website is located at investors.tollbrothers.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available through our Investor Relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
The table below sets forth, at January 31, 2021, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2021 (b)	$292,959	5.32%	$125,829	1.83%
2022	453,011	5.71%	—
2023	466,323	4.37%	—
2024	57,943	3.29%	—
2025 (b)	61,759	5.66%	—
Thereafter (c)	1,638,790	4.49%	650,000	1.18%
Bond discounts, premiums and deferred issuance costs, net	(7,694)		(2,635)
Total	$2,963,091	4.74%	$773,194	1.28%
Fair value at January 31, 2021	$3,230,866		$775,829
(a)    Based upon the amount of variable-rate debt outstanding at January 31, 2021, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.8 million per year, without consideration of the interest rate swap transactions described in (c) below.
(b)    On February 12, 2021, we delivered a notice of optional redemption to the holders of our outstanding 5.625% Senior Notes due 2024 (the “2024 Notes”), pursuant to which the we will redeem, on March 15, 2021, all $250.0 million aggregate principal amount of outstanding 2024 Notes.
(c)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of January 31, 2021. These interest rate swaps were designated as cash flow hedges.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors” in our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2021, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2020 to November 30, 2020	1	$43.94	1	19,983
December 1, 2020 to December 31, 2020	3,373	$44.92	3,373	16,610
January 1, 2021 to January 31, 2021	653	$42.62	653	15,957
Total	4,027		4,027
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2021, we withheld 153,986 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $7.2 million of income tax withholdings and we issued the remaining 316,976 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2021, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2021.
Dividends
During the three months ended January 31, 2021, we paid cash dividends of $0.11 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At January 31, 2021, under our bank credit agreements, we could have paid up to approximately $2.62 billion of cash dividends.

ITEM 6. EXHIBITS

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, filed on March 8, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	March 8, 2021	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 8, 2021	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)