Form 10-Q
period 2021-04-30
Toll Brothers, Inc.
filed 2021-06-03
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021
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
At June 1, 2021, there were approximately 123,376,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information and statements regarding: the impact of the novel coronavirus (“COVID-19”) on the U.S. economy and on our business; expectations regarding interest rates and inflation; the markets in which we operate or may operate; our strategic objectives and priorities; our land acquisition, land development and capital allocation plans and priorities; housing market conditions; demand for our homes; anticipated operating results and guidance; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general, and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire or dispose of land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; the rate at which we deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Therefore, we caution you not to place undue reliance on our forward-looking statements. The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the ongoing effects of the COVID-19 pandemic, which remain highly uncertain, cannot be predicted and will depend upon future developments, including the duration of the pandemic, the impact of mitigation strategies taken by applicable government authorities, the continued availability and effectiveness of vaccines, adequate testing and therapeutic treatments and the prevalence of widespread immunity to COVID-19;
•the effect of general economic conditions, including employment rates, housing starts, interest rate levels, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such land;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations;
•levels of competition;
•the price and availability of lumber, other raw materials, home components and labor;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2021	October 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$714,968	$1,370,944
Inventory	8,260,664	7,658,906
Property, construction, and office equipment, net	276,224	316,125
Receivables, prepaid expenses, and other assets (1)	849,764	956,294
Mortgage loans held for sale, at fair value	204,421	231,797
Customer deposits held in escrow	94,432	77,291
Investments in unconsolidated entities	533,595	430,701
Income taxes receivable	40,951	23,675
	$10,975,019	$11,065,733
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,033,165	$1,147,955
Senior notes	2,403,163	2,661,718
Mortgage company loan facility	146,932	148,611
Customer deposits	609,387	459,406
Accounts payable	502,293	411,397
Accrued expenses	1,115,437	1,110,196
Income taxes payable	203,853	198,974
Total liabilities	6,014,230	6,138,257
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at April 30, 2021 and October 31, 2020	1,529	1,529
Additional paid-in capital	709,422	717,272
Retained earnings	5,352,573	5,164,086
Treasury stock, at cost — 29,567 and 26,410 shares at April 30, 2021 and October 31, 2020, respectively	(1,148,406)	(1,000,454)
Accumulated other comprehensive loss	(2,048)	(7,198)
Total stockholders’ equity	4,913,070	4,875,235
Noncontrolling interest	47,719	52,241
Total equity	4,960,789	4,927,476
	$10,975,019	$11,065,733

(1)    As of April 30, 2021 and October 31, 2020, receivables, prepaid expenses, and other assets include $114.0 million and $163.0 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Revenues:
Home sales	$1,836,260	$1,516,234	$3,246,964	$2,813,571
Land sales and other	93,864	32,838	246,536	66,932
	1,930,124	1,549,072	3,493,500	2,880,503

Cost of revenues:
Home sales	1,434,493	1,220,978	2,556,286	2,254,100
Land sales and other	92,091	26,418	203,825	58,700
	1,526,584	1,247,396	2,760,111	2,312,800
Selling, general and administrative	219,170	209,128	429,909	427,659
Income from operations	184,370	92,548	303,480	140,044
Other:
Income (loss) from unconsolidated entities	10,483	(4,271)	11,677	7,870
Other income – net	9,213	13,836	17,285	20,131
Expenses related to early retirement of debt	(34,240)	—	(35,211)	—
Income before income taxes	169,826	102,113	297,231	168,045
Income tax provision	41,960	26,443	72,866	35,499
Net income	$127,866	$75,670	$224,365	$132,546

Other comprehensive income, net of tax	4,438	278	5,150	556
Total comprehensive income	$132,304	$75,948	$229,515	$133,102

Per share:
Basic earnings	$1.03	$0.59	$1.79	$1.00
Diluted earnings	$1.01	$0.59	$1.77	$0.99

Weighted-average number of shares:
Basic	124,295	128,205	125,177	133,175
Diluted	125,999	128,809	126,780	134,349

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended April 30, 2021 and 2020:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance, January 31, 2021	$1,529	$708,668	$5,245,935	$(1,162,811)	$(6,486)	$47,657	$4,834,492
Net income			127,866				127,866
Purchase of treasury stock				(253)			(253)
Exercise of stock options and stock based compensation issuances		(2,790)		14,422			11,632
Employee stock purchase plan issuances		98		236			334
Stock-based compensation		3,446					3,446
Dividends declared			(21,228)				(21,228)
Other comprehensive income					4,438		4,438
Income attributable to non-controlling interest						1	1
Capital contributions, net						61	61
Balance, April 30, 2021	$1,529	$709,422	$5,352,573	$(1,148,406)	$(2,048)	$47,719	$4,960,789

Balance, January 31, 2020	$1,529	$723,109	$4,816,286	$(879,820)	$(5,553)	$49,529	$4,705,080
Net income			75,670				75,670
Purchase of treasury stock				(157,529)			(157,529)
Exercise of stock options and stock based compensation issuances		(716)		1,359			643
Employee stock purchase plan issuances		(566)		991			425
Stock-based compensation		3,419					3,419
Dividends declared			(13,939)				(13,939)
Other comprehensive income					278		278
Loss attributable to non-controlling interest						(7)	(7)
Capital distributions, net						(318)	(318)
Balance, April 30, 2020	$1,529	$725,246	$4,878,017	$(1,034,999)	$(5,275)	$49,204	$4,613,722

For the six months ended April 30, 2021 and 2020:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
Balance, October 31, 2020	$1,529	$717,272	$5,164,086	$(1,000,454)	$(7,198)	$52,241	$4,927,476
Cumulative effect adjustment upon adoption of ASC 326, net of tax			(595)				(595)
Net income			224,365				224,365
Purchase of treasury stock				(179,648)			(179,648)
Exercise of stock options and stock based compensation issuances		(24,235)		31,098			6,863
Employee stock purchase plan issuances		106		598			704
Stock-based compensation		16,279					16,279
Dividends declared			(35,283)				(35,283)
Other comprehensive income					5,150		5,150
Loss attributable to non-controlling interest						(20)	(20)
Capital distributions, net						(4,502)	(4,502)
Balance, April 30, 2021	$1,529	$709,422	$5,352,573	$(1,148,406)	$(2,048)	$47,719	$4,960,789

Balance, October 31, 2019	$1,529	$726,879	$4,774,422	$(425,183)	$(5,831)	$46,877	$5,118,693
Net income			132,546				132,546
Purchase of treasury stock				(633,553)			(633,553)
Exercise of stock options and stock based compensation issuances		(17,828)		22,401			4,573
Employee stock purchase plan issuances		(607)		1,336			729
Stock-based compensation		16,802					16,802
Dividends declared			(28,951)				(28,951)
Other comprehensive income					556		556
Loss attributable to non-controlling interest						(8)	(8)
Capital contributions, net						2,335	2,335
Balance, April 30, 2020	$1,529	$725,246	$4,878,017	$(1,034,999)	$(5,275)	$49,204	$4,613,722

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2021	2020
Cash flow provided by (used in) operating activities:
Net income	$224,365	$132,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,181	30,285
Stock-based compensation	16,279	16,802
Income from unconsolidated entities	(11,677)	(7,870)
Distributions of earnings from unconsolidated entities	11,464	16,427
Deferred tax provision	3,222	2,309
Inventory impairments and write-offs	2,847	15,245
Gain on sale of assets	(38,706)	(12,970)
Other	1,882	127
Expenses related to early retirement of debt	35,211	—
Changes in operating assets and liabilities:
Inventory	(528,048)	(247,104)
Origination of mortgage loans	(906,251)	(745,847)
Sale of mortgage loans	929,763	823,354
Receivables, prepaid expenses, and other assets	77,624	(173,249)
Income taxes receivable	(17,276)	(11,815)
Customer deposits – net	132,840	33,271
Accounts payable and accrued expenses	60,449	(62,647)
Income taxes payable	98	—
Net cash provided by (used in) operating activities	27,267	(191,136)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(29,606)	(50,757)
Investments in unconsolidated entities	(153,828)	(10,263)
Return of investments in unconsolidated entities	144,047	34,884
Proceeds from the sale of assets	80,418	15,617
Business acquisitions	—	(60,349)
Other	579	1,159
Net cash provided by (used in) investing activities	41,610	(69,709)
Cash flow used in financing activities:
Proceeds from loans payable	1,335,309	2,732,493
Principal payments of loans payable	(1,548,152)	(2,354,113)
Redemption of senior notes	(294,168)	—
Proceeds from stock-based benefit plans, net	7,569	5,305
Purchase of treasury stock	(179,648)	(633,553)
Dividends paid	(35,272)	(28,783)
Payments related to noncontrolling interest, net	(4,718)	(936)
Net cash used in financing activities	(719,080)	(279,587)
Net decrease in cash, cash equivalents, and restricted cash	(650,203)	(540,432)
Cash, cash equivalents, and restricted cash, beginning of period	1,396,604	1,319,643
Cash, cash equivalents, and restricted cash, end of period	$746,401	$779,211

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2020 balance sheet amounts and disclosures included herein have been derived from our October 31, 2020 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (“2020 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of April 30, 2021; the results of our operations and changes in equity for the three-month and six-month periods ended April 30, 2021 and 2020; and our cash flows for the six-month periods ended April 30, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. The Company is subject to risks and uncertainties, including risks and uncertainties resulting from the COVID-19 pandemic, which continue to impact our business operations. As a result, actual results could differ from the estimates and assumptions we make that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes, and such differences may be material.
Reclassifications
As discussed in our 2020 Form 10-K, effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification aligns the treatment of sales commissions paid to third-party brokers with the treatment of sales commissions paid to in-house salespersons, and is consistent with the manner in which the majority of the Company’s peers treat such commissions. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $29.7 million, or 2.0% of home sales revenues for the three months ended April 30, 2020 and $56.5 million, or 2.0% of home sales revenues for the six months ended April 30, 2020. All prior period amounts have been reclassified to conform to the 2021 presentation.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2021, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $609.4 million and $459.4 million at April 30, 2021 and October 31, 2020, respectively. Of the outstanding customer deposits held as of October 31, 2020, we recognized $105.1 million and $199.1 million in home sales revenues during the three months and six months ended April 30, 2021.

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
Derivative Instruments and Hedging Activities
Our objective in entering into derivative transactions is to manage our exposure to interest rate movements associated with certain variable rate debt, mortgage loans held for sale and forward loan commitments we have entered into related to our mortgage operations. We recognize derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.
We have entered into interest rate swaps related to a portion of our variable rate debt. These derivative transactions are designated as cash flow hedges. The entire change in the fair value of these derivative transactions included in the assessment of hedge effectiveness is initially reported in accumulated other comprehensive loss and subsequently reclassified to home sales cost of revenues in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income when the hedged transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive loss is released to earnings.
Our derivative transactions related to our mortgage loans held for sale and our forward loan commitments are not designated as hedges and therefore the entire change in the fair value of these derivative transactions is included as a gain or loss in Other income – net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

3. Inventory
Inventory at April 30, 2021 and October 31, 2020 consisted of the following (amounts in thousands):

	April 30, 2021	October 31, 2020
Land controlled for future communities	$132,449	$223,525
Land owned for future communities	605,619	1,036,843
Operating communities	7,522,596	6,398,538
	$8,260,664	$7,658,906
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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	April 30, 2021	October 31, 2020
Land owned for future communities:
Number of communities	7	10
Carrying value (in thousands)	$53,230	$68,064
Operating communities:
Number of communities	1	4
Carrying value (in thousands)	$7,277	$32,112
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Land controlled for future communities	$1,581	$11,809	$1,747	$12,840
Land owned for future communities	—	2,105	1,100	2,105
Operating communities	—	300	—	300
	$1,581	$14,214	$2,847	$15,245
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
At April 30, 2021, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2021, we determined that 275 land purchase contracts, with an aggregate purchase price of $2.77 billion, on which we had made aggregate deposits totaling $204.4 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2020, we determined that 207 land purchase contracts, with an aggregate purchase price of $2.31 billion, on which we had made aggregate deposits totaling $208.7 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Interest capitalized, beginning of period	$302,961	$320,751	$297,975	$311,323
Interest incurred	38,047	46,104	79,315	89,754
Interest expensed to home sales cost of revenues	(44,092)	(38,037)	(77,417)	(70,811)
Interest expensed to land sales and other cost of revenues	(579)	(737)	(2,417)	(1,304)
Interest expensed in other income – net	—	(2,440)	—	(2,440)
Interest capitalized on investments in unconsolidated entities	(1,192)	(897)	(2,326)	(1,778)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	—	120	15	120
Interest capitalized, end of period	$295,145	$324,864	$295,145	$324,864
During the three months ended April 30, 2021, we incurred $246,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive loss, of which approximately $32,000 was expensed to home sales cost of revenues. During the six months ended April 30, 2021, we incurred $400,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive loss, of which approximately $42,000 was expensed to home sales cost of revenues. No similar amounts were incurred during the three months or six months ended April 30, 2020.
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
The table below provides information as of April 30, 2021, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	13	3	28	4	48
Investment in unconsolidated entities	$215,465	$24,326	$271,317	$22,487	$533,595
Number of unconsolidated entities with funding commitments by the Company	6	—	8	1	15
Company’s remaining funding commitment to unconsolidated entities	$31,126	$—	$29,608	$27,543	$88,277
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2021, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	6	1	25	32
Aggregate loan commitments	$326,753	$3,211	$2,069,244	$2,399,208
Amounts borrowed under loan commitments	$253,808	$3,211	$1,391,948	$1,648,967
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.

New Joint Ventures
The table below provides information on joint ventures entered into during the six-months ended April 30, 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	4	3
Investment balance at April 30, 2021	$86,200	$43,700
The table below provides information on joint ventures entered into during the six-months ended April 30, 2020 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	—	3
Investment balance at April 30, 2020	$—	$31,800

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $11.5 million in the three-month period ended April 30, 2021. No similar gains were recognized in the three-month period ended April 30, 2020. In the six-month periods ended April 30, 2021 and 2020, we recognized gains of $17.5 million and $10.7 million, respectively. These gains are included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the three-month period ended April 30, 2020, we recognized an other-than-temporary impairment charge on an investment in a Home Building Joint Venture of $3.0 million. No similar charges were incurred in the three-month period ended April 30, 2021. In the six-month periods ended April 30, 2021 and 2020, we recognized other-than-temporary impairment charges on our investments in certain Home Building Joint Ventures of $2.1 million and $3.0 million, respectively.
Purchases from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, were $3.5 million and $4.3 million in the three-month periods ended April 30, 2021 and 2020, respectively, and $7.8 million and $7.8 million in the six-month periods ended April 30, 2021 and 2020, respectively. Our share of income from the lots we acquired was insignificant in each period. Sales to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, were $82.6 million and $20.0 million in the three-month periods ended April 30, 2021 and 2020, respectively, and $140.0 million and $46.4 million in the six-month periods ended April 30, 2021 and 2020, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statement of Operations and Comprehensive Income and are generally sold at our land basis.
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
We believe that, as of April 30, 2021, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.

Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

April 30, 2021
Loan commitments in the aggregate	$1,888,600
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed	$352,900
Debt obligations borrowed in the aggregate	$1,138,400
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$259,700
Estimated fair value of guarantees provided by us related to debt and other obligations	$9,200
Terms of guarantees	4 months - 3.6 years
The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.
Variable Interest Entities

The table below provide information as of April 30, 2021 and October 31, 2020, regarding our unconsolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	April 30, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is not the Primary Beneficiary (“PB”)	10	12
Investment balance in unconsolidated Joint Venture VIEs included in Investments in unconsolidated entities in our Consolidated Balance Sheets	$85,700	$63,100
Our maximum exposure to losses related to loan guarantees and additional commitments provided to unconsolidated Joint Venture VIEs	$282,400	$122,100
Our ownership interest in the above unconsolidated Joint Venture VIEs ranges from 20% to 50%.
The table below provide information as of April 30, 2021 and October 31, 2020, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	April 30, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$114,000	$163,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$41,700	$46,200
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

Joint Venture Condensed Combined Financial Information
The Condensed Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Balance Sheets:

	April 30, 2021	October 31, 2020
Cash and cash equivalents	$107,721	$109,478
Inventory	736,175	511,000
Loans receivable, net	73,452	78,576
Rental properties	1,483,363	1,244,911
Rental properties under development	688,942	666,386
Real estate owned	6,438	6,752
Other assets	195,618	169,368
Total assets	$3,291,709	$2,786,471
Debt, net of deferred financing costs	$1,644,556	$1,368,065
Other liabilities	207,177	186,817
Members’ equity	1,439,976	1,231,173
Noncontrolling interest	—	416
Total liabilities and equity	$3,291,709	$2,786,471
Company’s net investment in unconsolidated entities (1)	$533,595	$430,701
(1)    Our underlying equity in the net assets of the entities exceeded our net investment in unconsolidated entities by $16.4 million and $29.4 million as of April 30, 2021 and October 31, 2020, respectively, and these differences are primarily a result of other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.
Condensed Statements of Operations:

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Revenues	$86,422	$79,112	$178,952	$212,282
Cost of revenues (3)	60,136	46,890	156,859	140,361
Other expenses (3)	35,081	35,217	70,470	78,170
Total expenses	95,217	82,107	227,329	218,531
Gain on disposition of loans and real estate owned	(209)	—	(209)	—
Loss from operations	(9,004)	(2,995)	(48,586)	(6,249)
Other income (loss)	34,385	(84)	35,332	529
Income (loss) before income taxes	25,381	(3,079)	(13,254)	(5,720)
Income tax benefit	(152)	(287)	(1,659)	(147)
Net income (loss) including earnings from noncontrolling interests	25,533	(2,792)	(11,595)	(5,573)
Less: loss attributable to noncontrolling interest	—	—	(174)	—
Net income (loss) attributable to controlling interest	$25,533	$(2,792)	$(11,769)	$(5,573)
Company’s equity in earnings (losses) of unconsolidated entities (2)	$10,483	$(4,271)	$11,677	$7,870
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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2021 and October 31, 2020, consisted of the following (amounts in thousands):

	April 30, 2021	October 31, 2020
Expected recoveries from insurance carriers and others	$76,468	$79,269
Improvement cost receivable	83,160	86,116
Escrow cash held by our captive title company	29,954	24,712
Properties held for rental apartment and commercial development	437,029	542,796
Prepaid expenses	24,213	28,104
Right-of-use asset	101,751	105,004
Other	97,189	90,293
	$849,764	$956,294
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of April 30, 2021 and October 31, 2020, properties held for rental apartment and commercial development include $114.0 million and $163.0 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2021 and October 31, 2020, loans payable consisted of the following (amounts in thousands):

	April 30, 2021	October 31, 2020
Senior unsecured term loan	$650,000	$800,000
Loans payable – other	385,666	351,257
Deferred issuance costs	(2,501)	(3,302)
	$1,033,165	$1,147,955
Senior Unsecured Term Loan
We have a five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2025. Prior to January 28, 2021, the principal amount outstanding under the Term Loan Facility was $800.0 million. On January 28, 2021, we voluntarily repaid $150.0 million of the Term Loan Facility, and the remaining $650.0 million principal amount outstanding will become due and payable at maturity on November 1, 2025. No prepayment charges were incurred in connection with the repayment. At April 30, 2021, the interest rate on borrowings was 1.41% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of April 30, 2021. These interest rate swaps were designated as cash flow hedges.
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
Under the terms of the Revolving Credit Facility, at April 30, 2021, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.15 billion. Under the terms of the Revolving Credit Facility, at April 30, 2021, our leverage ratio was approximately 0.56 to 1.00, and our tangible net worth was approximately $4.85 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.74 billion as of April 30, 2021. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.70 billion as of April 30, 2021.
At April 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $114.9 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At April 30, 2021, the interest rate on borrowings under the Revolving Credit Facility would have been 1.46% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2021, the weighted-average interest rate on “Loans payable – other” was 4.38% per annum.
Senior Notes
At April 30, 2021, we had six issues of senior notes outstanding with an aggregate principal amount of $2.41 billion.
In our second quarter of fiscal 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income.
In our first quarter of fiscal 2021, we redeemed, prior to maturity, approximately $10.0 million of the $419.9 million then-outstanding principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement was to expire on March 4, 2021, and borrowings thereunder bore interest at LIBOR plus 1.90% per annum. In March 2021, the Warehousing Agreement was amended and restated to extend the expiration date to March 3, 2022 and borrowings thereunder will bear interest at LIBOR (with a LIBOR floor of 0.75%) plus 1.75% per annum. At April 30, 2021, the interest rate on the Warehousing Agreement, as amended, was 2.50% per annum.

7. Accrued Expenses
Accrued expenses at April 30, 2021 and October 31, 2020 consisted of the following (amounts in thousands):

	April 30, 2021	October 31, 2020
Land, land development, and construction	$246,200	$233,783
Compensation and employee benefits	203,088	219,965
Escrow liability	26,975	23,067
Self-insurance	228,748	215,884
Warranty	153,640	157,351
Lease liabilities	121,415	124,756
Deferred income	36,010	34,096
Interest	35,310	38,446
Commitments to unconsolidated entities	16,381	8,928
Other	47,670	53,920
	$1,115,437	$1,110,196

The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Balance, beginning of period	$150,878	$188,916	$157,351	$201,886
Additions – homes closed during the period	11,309	7,254	18,711	14,278
Addition – liabilities assumed in a business acquisition	—	60	—	60
Increase in accruals for homes closed in prior years, net	3,696	2,361	4,891	3,579
Decrease to water intrusion accrual	—	(24,400)	—	(24,400)
Charges incurred	(12,243)	(17,037)	(27,313)	(38,249)
Balance, end of period	$153,640	$157,154	$153,640	$157,154
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $71.7 million at April 30, 2021 and $79.5 million at October 31, 2020. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $66.6 million at April 30, 2021 and $68.4 million at October 31, 2020.

As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitration, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between home builders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. While our primary insurance carrier has funded substantially all of the water intrusion claims that we have submitted to it to date, other insurance carriers have disputed coverage for the same claims under policies that are substantially the same. As a result, we entered arbitration proceedings during the third quarter of fiscal 2019 with these carriers. Based on the legal merits that support our pending insurance claims, developments in the arbitration proceedings, review by legal counsel, our history of collecting significant amounts funded by our primary carrier under policies that are substantially the same, and the high credit ratings of our insurance carriers, we believe collection of our remaining recorded insurance receivables is probable. However, due to the complexity of the underlying claims and the variability of the other factors described above, it is reasonably possible that our actual insurance recoveries could materially differ from those recorded. Resolution of these known and unknown claims is expected to take several years.
8. Income Taxes
We recorded income tax provisions of $42.0 million and $26.4 million for the three months ended April 30, 2021 and 2020, respectively. The effective tax rate was 24.7% for the three months ended April 30, 2021, compared to 25.9% for the three months ended April 30, 2020. For the six months ended April 30, 2021 and 2020, we recorded income tax provisions of $72.9 million and $35.5 million, respectively. The effective tax rate was 24.5% for the six months ended April 30, 2021, compared to 21.1% for the six months ended April 30, 2020. The higher effective tax rate for the six months ended April 30, 2021 was primarily due to a benefit recognized of $6.9 million in the fiscal 2020 period from the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2021 will be approximately 5.8%. Our state income tax rate for the full fiscal year 2020 was 5.6%.
At April 30, 2021, we had $6.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Total stock-based compensation expense recognized	$3,446	$3,419	$16,279	$16,802
Income tax benefit recognized	$878	$870	$4,150	$4,278
At April 30, 2021 and October 31, 2020, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $21.7 million and $15.9 million, respectively.

10. Stockholders’ Equity
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Number of shares purchased (in thousands)	5	4,252	4,032	15,938
Average price per share	$55.11	$37.05	$44.56	$39.75
Remaining authorization at April 30 (in thousands)	15,952	19,998	15,952	19,998
Cash Dividends
On March 9, 2021, our Board of Directors approved an increase in our quarterly cash dividend from $0.11 per share to $0.17 per share. During the three months ended April 30, 2021 and 2020, we declared and paid cash dividends of $0.17 and $0.11 per share, respectively, to our shareholders. During the six months ended April 30, 2021 and 2020, we declared and paid cash dividends of $0.28 and $0.22 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Loss
The changes in each component of accumulated other comprehensive loss (“AOCL”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Employee Retirement Plans
Beginning balance	$(6,864)	$(5,553)	$(7,198)	$(5,831)
Gains (losses) arising during the period	—	—	—	—
Less: Tax (expense) benefit	—	—	—	—
Net gains (losses) arising during the period	—	—	—	—
Gains reclassified from AOCL to net income (1)	450	373	900	746
Less: Tax expense (2)	(115)	(95)	(231)	(190)
Net gains reclassified from AOCL to net income	335	278	669	556
Other comprehensive income, net of tax	335	278	669	556
Ending balance	$(6,529)	$(5,275)	$(6,529)	$(5,275)
Derivative Instruments
Beginning balance	$378	$—	$—	$—
Gains on derivative instruments	5,474	—	5,972	—
Less: Tax expense	(1,395)	—	(1,523)	—
Net gains on derivative instruments	4,079	—	4,449	—
Gains reclassified from AOCL to net income (3)	32	—	42	—
Less: Tax expense (2)	(8)	—	(10)	—
Net gains reclassified from AOCL to net income	24	—	32	—
Other comprehensive income, net of tax	4,103	—	4,481	—
Ending balance	$4,481	$—	$4,481	$—
Total AOCL ending balance	$(2,048)	$(5,275)	$(2,048)	$(5,275)
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Numerator:
Net income as reported	$127,866	$75,670	$224,365	$132,546

Denominator:
Basic weighted-average shares	124,295	128,205	125,177	133,175
Common stock equivalents (1)	1,704	604	1,603	1,174
Diluted weighted-average shares	125,999	128,809	126,780	134,349

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	36	3,967	311	2,321
Shares issued under stock incentive and employee stock purchase plans	418	60	874	608
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2021	October 31, 2020
Residential Mortgage Loans Held for Sale	Level 2	$204,421	$231,797
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$1,656	$(31)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(120)	$628
Forward Loan Commitments — IRLCs	Level 2	$120	$(628)
Interest Rate Swap Contracts	Level 2	$6,372	$—
At April 30, 2021 and October 31, 2020, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of April 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At April 30, 2021	$202,313	$204,421	$2,108
At October 31, 2020	$225,826	$231,797	$5,971
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of inventory was determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Inventory,” in our 2020 Form 10-K for information regarding our methodology for determining fair value. The table below summarizes, for the periods indicated, certain quantitative unobservable inputs utilized in determining the fair value of impaired operating communities:

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2021:
January 31	2,003	2	14.3%
April 30	—	—	—%

Fiscal 2020:
January 31	—	—	—%
April 30	613 - 789	9	14.3%
July 31	—	—	—%
October 31	—	—	—%
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
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2021:
January 31	53	1	$419	$1,100
April 30	27	—	$—	—
				$1,100
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
October 31	53	1	$1,113	375
				$675

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2021		October 31, 2020
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,035,666	$1,042,997	$1,151,257	$1,157,315
Senior notes (2)	Level 1	2,409,856	2,610,384	2,669,876	2,888,822
Mortgage company loan facility (3)	Level 2	146,932	146,932	148,611	148,611
		$3,592,454	$3,800,313	$3,969,744	$4,194,748
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Interest income	$107	$1,896	$1,562	$6,798
Income from ancillary businesses	9,061	14,582	15,920	15,104
Management fee income from Home Building Joint Ventures, net	448	207	565	1,553
Directly expensed interest	—	(2,440)	—	(2,440)
Other	(403)	(409)	(762)	(884)
Total other income – net	$9,213	$13,836	$17,285	$20,131
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the three months ended April 30, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $3.8 million and $3.5 million, respectively. In the six-month periods ended April 30, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $8.6 million and $7.2 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Revenues	$32,731	$27,432	$61,831	$53,842
Expenses	$23,670	$25,820	$45,911	$51,708
Other income	$—	$12,970	$—	$12,970
In April 2020, we sold one of our golf club properties to a third party for $15.6 million and recognized a gain of $9.1 million in the second quarter of fiscal 2020. In addition, we recognized a previously deferred gain of $3.8 million in our second quarter of fiscal 2020 related to the sale of a different golf club property.
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
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2021	October 31, 2020
Aggregate purchase commitments:
Unrelated parties	$3,275,903	$2,630,128
Unconsolidated entities that the Company has investments in	8,179	10,097
Total	$3,284,082	$2,640,225

Deposits against aggregate purchase commitments	$220,950	$223,571
Additional cash required to acquire land	3,063,132	2,416,654
Total	$3,284,082	$2,640,225
Amount of additional cash required to acquire land included in accrued expenses	$16,178	$19,590
In addition, we expect to purchase approximately 3,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2021, we also had similar purchase commitments to acquire land for apartment developments of approximately $88.7 million, of which we had outstanding deposits in the amount of $5.3 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2021, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2021, we had outstanding surety bonds amounting to $848.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $409.5 million of work remains on these improvements. We have an additional $208.7 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2021, we had outstanding letters of credit of $114.9 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At April 30, 2021, we had agreements of sale outstanding to deliver 10,104 homes with an aggregate sales value of $8.69 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2021	October 31, 2020
Aggregate mortgage loan commitments:
IRLCs	$711,264	$381,116
Non-IRLCs	2,570,701	1,688,801
Total	$3,281,965	$2,069,917
Investor commitments to purchase:
IRLCs	$711,264	$381,116
Mortgage loans held for sale	199,160	217,876
Total	$910,424	$598,992

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
Our Traditional Home Building segment operates in the following five geographic segments, with current operations in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Revenues:
Traditional Home Building:
North	$390,665	$296,023	$703,304	$550,082
Mid-Atlantic	218,291	192,900	382,275	355,376
South	280,176	230,860	497,060	414,490
Mountain	431,850	337,504	809,827	600,600
Pacific	458,605	423,292	789,763	818,648
Traditional Home Building	1,779,587	1,480,579	3,182,229	2,739,196
City Living	57,985	36,772	65,778	76,607
Corporate and other	(1,312)	(1,117)	(1,043)	(2,232)
Total home sales revenues	1,836,260	1,516,234	3,246,964	2,813,571
Land sales and other revenues	93,864	32,838	246,536	66,932
Total revenues	$1,930,124	$1,549,072	$3,493,500	$2,880,503

Income (loss) before income taxes:
Traditional Home Building:
North	$39,220	$16,996	$58,102	$19,527
Mid-Atlantic	23,967	(155)	42,780	6,833
South	38,268	20,113	59,751	29,190
Mountain	52,080	33,199	88,093	50,784
Pacific	74,167	67,737	121,721	131,059
Traditional Home Building	227,702	137,890	370,447	237,393
City Living (1)	12,480	8,698	45,172	18,247
Corporate and other	(70,356)	(44,475)	(118,388)	(87,595)
Total	$169,826	$102,113	$297,231	$168,045
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2021	October 31, 2020
Traditional Home Building:
North	$1,454,881	$1,427,523
Mid-Atlantic	1,033,712	918,641
South	1,353,477	1,176,962
Mountain	2,211,927	1,961,348
Pacific	2,372,804	2,226,685
Traditional Home Building	8,426,801	7,711,159
City Living	519,912	539,750
Corporate and other	2,028,306	2,814,824
Total	$10,975,019	$11,065,733

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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Traditional Home Building:
North	$31	$278	$65	$372
Mid-Atlantic	59	10,666	90	10,667
South	419	1,243	444	1,990
Mountain	11	81	20	259
Pacific	1,061	1,946	1,128	1,957
Total	1,581	14,214	1,747	15,245
City Living	—	—	1,100	—
	$1,581	$14,214	$2,847	$15,245

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2021	2020
Cash flow information:
Interest paid, net of amount capitalized	$14,439	$—
Interest capitalized, net of amount paid	$—	$11,178
Income tax payments	$88,199	$46,375
Income tax refunds	$1,377	$1,370
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$124,333	$26,717
Increase in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net	$—	$(120)
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$—	$122,269
Net decrease in other assets and retained earnings due to the adoption of ASC 326	$595	$—
Noncontrolling interest	$196	$3,262
Transfer of inventory to investment in unconsolidated entities	$49,979	$—
Transfer of other assets to investment in unconsolidated entities, net	$35,540	$31,758
Unrealized gain on derivatives	$6,372	$—
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$3,123	$—

Acquisition of a Business:
Fair value of assets purchased	$—	$61,906
Liabilities assumed	$—	$1,557
Cash paid	$—	$60,349

	At April 30,
	2021	2020
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$714,968	$741,222
Restricted cash included in receivables, prepaid expenses, and other assets	31,433	37,989
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$746,401	$779,211

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
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts signed during the relevant period, less the number or value of contracts canceled during the relevant period (irrespective of whether the contract was signed during the relevant period and in a prior period). Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). Backlog conversion represents the percentage of homes delivered in the period from backlog at the beginning of the period (“backlog conversion”).
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
OVERVIEW
Our Business Environment and Current Outlook
We continue to experience very strong demand for our homes. This resurgence in demand began for us in mid-May 2020, following the significant drop in sales we experienced in our fiscal second quarter of 2020 as the initial impact of the COVID-19 pandemic disrupted our markets. In the three months ended April 30, 2021, we signed 3,487 net contracts for the sale of Traditional Home Building products and City Living homes with an aggregate value of $3.05 billion, compared to 1,886 net contracts with an aggregate value of $1.55 billion in the three months ended April 30, 2020, representing increases of 85% and 97% in units and dollars, respectively. Our backlog at April 30, 2021 was 10,104 homes and $8.69 billion, up 57% in units and 58% in dollars as compared to our backlog at April 30, 2020. In response to the strong demand and in an effort to drive profitability and manage growth, we continued to raise sales prices in substantially all of our communities during the three months ended April 30, 2021. We have also continued to limit lot releases in many of our communities, and we increased the number of communities that employ this strategy in the second fiscal quarter of 2021 as compared to the first fiscal quarter of 2021. We expect to continue these pricing and lot-release measures during the remainder of fiscal 2021 assuming the strong demand environment continues.
We attribute the strong demand to a number of factors, including a supply-demand imbalance resulting from a decade of underproduction of new homes, low mortgage rates, a tight supply of resale homes, favorable demographics, a renewed appreciation for the importance of home, and an improving economy. We believe these factors will continue to support demand through fiscal 2021.
We are also facing cost pressures related to labor and materials, especially lumber, although we have been and continue to believe we will be able to increase our sales prices to offset the majority of these cost increases due to the strong demand for our homes. This strong demand, coupled with the strength of the general economic recovery, has also resulted in some disruptions in our supply chain, including the availability of certain materials and construction labor. Thus far, however, these disruptions have not had a significant impact on our production cycle times to date.
Although housing market demand has remained strong following the onset of the COVID-19 pandemic in the United States, future economic conditions and the demand for homes are subject to continued uncertainty due to ongoing pandemic-related disruptions, government directives, actions and economic relief efforts related thereto, and the impact of these actions on the economy, mortgage rates and markets, employment levels, consumer confidence, and financial markets, among other things. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.

Financial and Operational Highlights
In mid-March 2020, the outbreak of COVID-19 was declared a global pandemic and numerous governmental authorities issued stay-at-home and business closure orders, which made it especially challenging for us to sell, construct and deliver homes in many of our communities in the second half of our fiscal second quarter of 2020. As a result, comparisons to our fiscal 2020 second quarter, especially with respect to net signed contracts, reflect the steep decline in economic activity that occurred during that time period.
In the three-month period ended April 30, 2021, we recognized $1.93 billion of revenues, consisting of $1.84 billion of home sales revenue and $93.9 million of land sales revenue, and net income of $127.9 million, as compared to $1.55 billion of revenues, consisting of $1.52 billion of home sales revenue and $32.8 million of land sales revenue, and $75.7 million of net income in the three-month period ended April 30, 2020.
In the three-month periods ended April 30, 2021 and 2020, the value of net contracts signed was $3.05 billion (3,487 homes) and $1.55 billion (1,886 homes), respectively.
In the six-month period ended April 30, 2021, we recognized $3.49 billion of revenues, consisting of $3.25 billion of home sales revenue and $246.5 million of land sales and other revenue, and net income of $224.4 million, as compared to $2.88 billion of revenues, consisting of $2.81 billion of home sales revenue and $66.9 million of land sales and other revenue, and $132.5 million of net income in the six-month period ended April 30, 2020.
In the six-month periods ended April 30, 2021 and 2020, the value of net contracts signed was $5.56 billion (6,361 homes) and $3.04 billion (3,692 homes), respectively.
The value of our backlog at April 30, 2021 was $8.69 billion (10,104 homes), as compared to our backlog at April 30, 2020 of $5.49 billion (6,428 homes). Our backlog at October 31, 2020 was $6.37 billion (7,791 homes), as compared to backlog of $5.26 billion (6,266 homes) at October 31, 2019.
At April 30, 2021, we had $715.0 million of cash and cash equivalents on hand and approximately $1.790 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2025. At April 30, 2021, we had no borrowings and we had approximately $114.9 million of outstanding letters of credit under the Revolving Credit Facility.
At April 30, 2021, we owned or controlled through options approximately 74,500 home sites, as compared to approximately 63,200 at October 31, 2020; and approximately 59,200 at October 31, 2019. Of the approximately 74,500 total home sites that we owned or controlled through options at April 30, 2021, we owned approximately 38,000 and controlled approximately 36,500 through options. Of the 38,000 home sites owned, approximately 18,000 were substantially improved. In addition, as of April 30, 2021, we expect to purchase approximately 3,900 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2021, we were selling from 320 communities, compared to 317 at October 31, 2020; and 333 at October 31, 2019.
At April 30, 2021, our total stockholders’ equity and our debt to total capitalization ratio were $4.91 billion and 0.42 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and six months ended April 30, 2021 and 2020 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended April 30,			Six months ended April 30,
	2021	2020	% Change	2021	2020	% Change
Revenues:
Home sales	$1,836.3	$1,516.2	21%	$3,247.0	$2,813.6	15%
Land sales and other	93.9	32.8		246.5	66.9
	1,930.1	1,549.1	25%	3,493.5	2,880.5	21%
Cost of revenues:
Home sales (1)	1,434.5	1,221.0	17%	2,556.3	2,254.1	13%
Land sales and other	92.1	26.4		203.8	58.7
	1,526.6	1,247.4	22%	2,760.1	2,312.8	19%
Selling, general and administrative (1)	219.2	209.1	5%	429.9	427.7	1%
Income from operations	184.4	92.5	99%	303.5	140.0	117%
Other
Income (loss) from unconsolidated entities	10.5	(4.3)	(345)%	11.7	7.9	48%
Other income – net	9.2	13.8	(33)%	17.3	20.1	(14)%
Expenses related to early retirement of debt	(34.2)	—		(35.2)	—
Income before income taxes	169.8	102.1	66%	297.2	168.0	77%
Income tax provision	42.0	26.4	59%	72.9	35.5	105%
Net income	$127.9	$75.7	69%	$224.4	$132.5	69%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues (1)	78.1%	80.5%		78.7%	80.1%
Land sales and other cost of revenues as a percentage of land sales and other revenues	98.1%	80.4%		82.7%	87.7%
SG&A as a percentage of home sale revenues (1)	11.9%	13.8%		13.2%	15.2%
Effective tax rate	24.7%	25.9%		24.5%	21.1%

Deliveries – units	2,271	1,923	18%	4,048	3,534	15%
Deliveries – average delivered price (in ‘000s)	$808.6	$788.5	3%	$802.1	$796.1	1%

Net contracts signed – value	$3,053.0	$1,553.2	97%	$5,561.0	$3,042.5	83%
Net contracts signed – units	3,487	1,886	85%	6,361	3,692	72%
Net contracts signed – average selling price (in ‘000s)	$875.5	$823.5	6%	$874.2	$824.1	6%

	At April 30,			At October 31,
	2021	2020	% Change	2020	2019	% Change
Backlog – value	$8,690.2	$5,492.9	58%	$6,374.6	$5,257.1	21%
Backlog – units	10,104	6,428	57%	7,791	6,266	24%
Backlog – average selling price (in ‘000s)	$860.1	$854.5	1%	$818.2	$839.0	(2)%
Note: Due to rounding, amounts may not add.
(1)    As previously disclosed in our 2020 Form 10-K, effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $29.7 million, or 2.0% of home sales revenues for the three months ended April 30, 2020 and $56.5 million, or 2.0% of home sales revenues for the six months ended April 30, 2020. All prior period amounts have been reclassified.
Home Sales Revenues and Home Sales Cost of Revenues
Three months ended April 30, 2021
The increase in home sale revenues for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, was attributable to an 18% increase in the number of homes delivered and a 3% increase in the average price of homes delivered. The increase in the number of homes delivered in the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, was primarily due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, most significantly in the South and Mountain regions. In addition, restrictions and related impacts on economic activity from the COVID-19 pandemic adversely impacted our ability to construct and deliver homes in certain markets in the fiscal 2020 period, including New Jersey, New York City, metro Seattle and California. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, principally in the Mid-Atlantic and Mountain regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, was principally due to a shift in the mix of revenues to higher margin products/areas; sales price increases outpacing cost increases, and lower inventory impairment charges in the fiscal 2021 period, as compared to the fiscal 2020 period. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2021 period, as compared to the fiscal 2020 period. In the three months ended April 30, 2021 and 2020, interest expense, as a percentage of home sales revenues, was 2.4% and 2.5%, respectively.
Six months ended April 30, 2021
The increase in home sale revenues for the six months ended April 30, 2021, as compared to the six months ended April 30, 2020, was attributable to a 15% increase in the number of homes delivered and a 1% increase in the average price of homes delivered. The increase in the number of homes delivered in the six months ended April 30, 2021 was primarily due to higher backlog at October 31, 2020, as compared to October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 period. The increase in the average delivered home price was mainly due to sales price increases.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 period, as compared to the fiscal 2020 period, was principally due to higher sales prices, lower inventory impairment charges and lower interest expense as a percentage of home sales revenues. In the six months ended April 30, 2021 and 2020, interest expense, as a percentage of home sales revenues, was 2.4% and 2.5%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. During the six-month period of fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized gains of $38.3 million. In addition, we sold three land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $140.0 million. No gains were recognized on these land sales to joint ventures. During the six-month period of fiscal 2020, we sold three land parcels to newly formed Rental Property Joint Ventures in which we retained an interest for approximately $46.4 million. Minimal gains were recognized on these land sales to joint ventures.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $10.0 million in the three-month period ended April 30, 2021, as compared to the three-month period ended April 30, 2020. As a percentage of home sales revenues, SG&A was 11.9% in the three months ended April 30, 2021, as compared to 13.8% in the three months ended April 30, 2020. The dollar increase in SG&A was due primarily to the increase in home sales revenues in the fiscal 2021 period compared to the fiscal 2020 period, offset, in part by decreases in costs due to a number of cost reduction initiatives, including reduced advertising. The decrease in SG&A as a percentage of revenues was due to better leverage on SG&A spending, which increased 5%, relative to revenues which increased 21% in the three-month period ended April 30, 2021, as compared to the three-month period ended April 30, 2020.

SG&A spending increased by $2.3 million in the fiscal 2021 six-month period, as compared to the fiscal 2020 six-month period. As a percentage of home sales revenues, SG&A was 13.2% in the fiscal 2021 period, as compared to 15.2% in the fiscal 2020 period. The dollar increase in SG&A was due to the increase in home sales revenues in the fiscal 2021 period compared to the fiscal 2020 period, offset by decreases in costs due to a number of cost reduction initiatives, including reduced advertising. The decrease in SG&A as a percentage of revenues was due to revenues increasing 15% as compared to the fiscal 2020 period, while SG&A spending decreased 1%.
Income from Unconsolidated Entities
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
Income from unconsolidated entities increased $14.8 million in the three-month period ended April 30, 2021, as compared to the three-month period ended April 30, 2020. This increase was primarily due to an $11.5 million gain recognized in the fiscal 2021 three-month period related to a property sale by one of our Rental Property Joint Ventures and a $3.0 million other than temporary impairment charge we recognized on one of our Home Building Joint Ventures in the fiscal 2020 period. No similar impairment charges were incurred in the fiscal 2021 period.
Income from unconsolidated entities increased by $3.8 million in the six-month period ended April 30, 2021, as compared to the six-month period ended April 30, 2020. This increase was primarily due to an $11.5 million gain recognized in the fiscal 2021 six-month period related to a property sale by one of our Rental Property Joint Ventures, a $6.0 million gain recognized in the fiscal 2021 six-month period related to an asset sale of commercial property by one of our Land Development Joint Ventures, increased earnings at two of our Land Development Joint Ventures due to lot sales, and a decrease in other than temporary impairment charges recognized. These increases are offset by a $10.7 million gain recognized in the fiscal 2020 six-month period from the sale of our investment in our of our Rental Property Joint Ventures to our joint venture partner and lower income from a Home Building Joint Venture and Land Development Joint Venture which are delivering their final lots/units.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Income from ancillary businesses	$9,061	$14,582	$15,920	$15,104
Management fee income from Home Building Joint Ventures, net	448	207	565	1,553
Other	(296)	(953)	800	3,474
Total other income – net	$9,213	$13,836	$17,285	$20,131
The decrease in income from ancillary businesses in the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, was mainly due to gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf clubs, offset, in part, by higher income from our title and mortgage operations due to increased volume.
The increase in income from ancillary businesses in the six months ended April 30, 2021 was mainly due to higher earnings from volume increases and wider spreads in our mortgage operations, as well as lower losses incurred in our apartment living operations, offset by gains of $13.0 million recognized in the fiscal 2020 period from the sale of golf clubs.

Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decrease in income in the six months ended April 30, 2021 was primarily related to a decrease in unconsolidated entities to which we provide services. In addition, in the three months ended April 30, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $3.8 million and $3.5 million, respectively. The fees earned by our City Living and Traditional Home Building operations, in the six-month periods ended April 30, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $8.6 million and $7.2 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in “other” in the six months ended April 30, 2021 was primarily due to lower interest income and directly expensed interest in the fiscal 2020 six-month period.
Expenses Related to Early Retirement of Debt
In the three-month period ended April 30, 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income. No similar charges were incurred in the fiscal 2020 period.
Income Before Income Taxes
For the three-month period ended April 30, 2021, we reported income before income taxes of $169.8 million, as compared to $102.1 million in the three-month period ended April 30, 2020.
For the six-month period ended April 30, 2021, we reported income before income taxes of $297.2 million, as compared to $168.0 million in the six-month period ended April 30, 2020.
Income Tax Provision
In the three-month period ended April 30, 2021, we recognized an income tax provision of $42.0 million. Based upon the federal statutory rate of 21.0% for the fiscal 2021 period, our federal tax provision would have been $35.7 million in the three-month period ended April 30, 2021. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation. In the three-month period ended April 30, 2020, we recognized an income tax provision of $26.4 million. Based upon the federal statutory rate of 21.0% for the fiscal 2021 period, our federal tax provision would have been $21.4 million in the three-month period ended April 30, 2020. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part by the retroactive extension of the federal energy efficient home credit, which was enacted into law on December 20, 2019, and which allowed us to recognize energy credits on homes that settled primarily in fiscal 2018 and 2019.
We recognized an income tax provision of $72.9 million in the six-month period ended April 30, 2021. Based upon the federal statutory rate of 21.0% for the fiscal 2021 period, our federal tax provision would have been $62.4 million in the six-month period ended April 30, 2021. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation. We recognized an income tax provision of $35.5 million in the six-month period ended April 30, 2020. Based upon the federal statutory rate of 21.0% for the fiscal 2021 period, our federal tax provision would have been $35.3 million in the six-month period ended April 30, 2020. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the retroactive extension of the federal energy efficient home credit described above, and excess tax benefits related to stock-based compensation, offset by the provision for state income taxes.
Contracts
In the three-month periods ended April 30, 2021 and 2020, the value of net contracts signed was $3.1 billion (3,487 homes) and $1.6 billion (1,886 homes), respectively. The aggregate value of net contracts signed increased $1.5 billion, or 97%, in the three-month period ended April 30, 2021, as compared to the three-month period ended April 30, 2020. The increase in the aggregate value of net contracts signed was due to an 85% increase in the number of net contracts signed and a 6% increase in the average value of each signed contract. In the six-month periods ended April 30, 2021 and 2020, the value of net contracts signed was $5.56 billion (6,361 homes) and $3.04 billion (3,692 homes), respectively. The aggregate value of net contracts signed increased $2.5 billion, or 83%, in the six-month period ended April 30, 2021, as compared to the six-month period ended April 30, 2020. The increase in the aggregate value of net contracts signed was due to a 72% increase in the number of net contracts signed and a 6% increase in the average value of each signed contract. The increase in the number of net contracts signed in both periods reflects the overall increase in demand in the housing market, including a resurgence in demand for our homes that began at the outset of fiscal 2020’s third quarter. The fiscal 2020 periods were also significantly impacted by the implementation of COVID-19 stay-at-home and business closure orders in many states and municipalities, which resulted in a substantial decrease in contracts signed during the period from mid-March 2020 through the end of May 2020.
We attribute the current strong demand to a number of factors, including a supply-demand imbalance resulting from a decade of underproduction of new homes, low mortgage rates, a tight supply of resale homes, favorable demographics, a renewed appreciation for the importance of home, and an improving economy. The increase in average price of net contracts signed was principally due to sale price increases partially offset by mix changes. The change in mix was primarily due to our strategic expansion into more affordable luxury home and attractive high-growth markets, resulting in a shift in the number of contracts signed to less expensive areas and/or products.
Backlog
The value of our backlog at April 30, 2021 increased 58% to $8.69 billion (10,104 homes), as compared to $5.49 billion (6,428 homes) at April 30, 2020. Our backlog at October 31, 2020 and 2019 was $6.37 billion (7,791 homes) and $5.26 billion (6,266 homes), respectively.
The increase in the value of our backlog at April 30, 2021, as compared to the backlog at April 30, 2020, was primarily attributable to an increase in the value of net contracts signed in the six months ended April 30, 2021, as compared to the six-month period ended April 30, 2020, partially offset by higher home sales revenues in the six months ended April 30, 2021.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2021
At April 30, 2021 and October 31, 2020, we had $715.0 million and $1.37 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the six-month period ended April 30, 2021 was $27.3 million. Cash provided by operating activities during the fiscal 2021 period was primarily related to net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, expenses related to the early retirement of debt, gain on sale of assets and deferred taxes); mortgage loans sold, net of mortgage loans originated; increases in customer deposits – net and accounts payable and accrued expenses; and a decrease in receivables, prepaid expenses, and other assets, offset, in part, by an increase in inventory.
In the six-month period ended April 30, 2021, cash used in investing activities was $41.6 million, which was primarily related to $153.8 million used to fund our investments in unconsolidated entities and $29.6 million used for the purchase of property and equipment. This activity was offset, in part, by $80.4 million of cash received from the sale of commercial properties and $144.0 million of cash received as returns from our investments in unconsolidated entities.
We used $719.1 million of cash in financing activities in the six-month period ended April 30, 2021, primarily for the repurchase of $179.6 million of our common stock; the payment of dividends on our common stock of $35.3 million; payments of $212.8 million of loans payable, net of borrowings; and redemption of senior notes of $294.2 million.
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
Other
We own or control several years of home sites and therefore do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should market conditions decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At April 30, 2021, we owned or controlled through options approximately 74,500 home sites, of which we owned approximately 38,000. Of our owned home sites at April 30, 2021, significant improvements were completed on approximately 18,000 of them.
At April 30, 2021, the aggregate purchase price of land parcels under option and purchase agreements was approximately $3.28 billion (including $8.2 million of land to be acquired from joint ventures in which we have invested). Of the $3.28 billion of land purchase commitments, we paid or deposited $221.0 million, and, if we acquire all of these land parcels, we will be required to pay an additional $3.06 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,900 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash provided by (used in) investing activities.” At April 30, 2021, we had investments in these entities of $533.6 million, and were committed to invest or advance up to an additional $88.3 million to these entities if they require additional funding. At April 30, 2021, we had purchase commitments to acquire land for apartment developments of approximately $88.7 million, of which we had outstanding deposits in the amount of $5.3 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) substantially all of which matures in November 2025. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.15 billion. Under the terms of the Revolving Credit Facility, at April 30, 2021, our leverage ratio was approximately 0.56 to 1.00, and our tangible net worth was approximately $4.85 billion. At April 30, 2021, we had no outstanding borrowings under our Revolving Credit Facility and had outstanding letters of credit thereunder of approximately $114.9 million.
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
Under the provisions of the Revolving Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.74 billion and our ability to pay cash dividends was limited to approximately $2.70 billion as of April 30, 2021.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of April 30, 2021. These interest rate swaps were designated as cash flow hedges.
On March 15, 2021, we redeemed all $250 million in aggregate principal amount of our then-outstanding of our 5.625% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were redeemed at a redemption price in cash of $284.2 million. Accrued and unpaid interest to, but excluding, March 15, 2021 was paid in accordance with the terms of the Indenture and the Notes. In connection with the redemption, the Company incurred a pre-tax charge of $34.2 million in its second fiscal quarter for the early retirement of debt, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income.
While there is significant uncertainty as to general economic conditions for the remainder of fiscal 2021 and potentially beyond, we continue to believe that we will have adequate resources and sufficient access to the capital markets and external financing sources to continue to fund our current operations and meet our contractual obligations. However, due to the inherent difficulty in making long-term predictions about the economy and the capital markets for home builders, we cannot be certain that we will be able to replace existing financing arrangements when they mature or find sources of additional financing in the future on favorable terms or at all.
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
At April 30, 2021, we had investments in these entities of $533.6 million and were committed to invest or advance up to an additional $88.3 million to these entities if they require additional funding. At April 30, 2021, we had agreed to terms for the acquisition of 107 home sites from two joint ventures for an estimated aggregate purchase price of $8.2 million. In addition, we expect to purchase approximately 3,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of April 30, 2021, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2021, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $1.89 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $352.9 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2021, the unconsolidated entities had borrowed an aggregate of $1.14 billion, of which we estimate $259.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 4 months to 3.6 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
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

SUPPLEMENTAL GUARANTOR INFORMATION
At April 30, 2021, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.41 billion aggregate principal amount of senior notes maturing on various dates between February 15, 2022 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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

Summarized Balance Sheet Data ($ amounts in millions):

April 30, 2021
Assets
Cash	$554.5
Inventory	$8,114.3
Amount due from Nonguarantor Subsidiaries	$591.9
Total assets	$10,003.1

Liabilities & Stockholders' Equity
Loans payable	$994.4
Senior notes	$2,403.2
Total liabilities	$5,425.5
Stockholders' equity	$4,577.6

Summarized Statement of Operations Data ($ amounts in millions):

For the six months ended April 30, 2021
Revenues	$3,346.0
Cost of revenues	$2,614.5
Selling, general and administrative	$429.1
Income before income taxes	$279.0
Net income	$203.0

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$390.7	$296.0	32%	562	449	25%	$695.1	$659.3	5%
Mid-Atlantic	218.3	192.9	13%	304	303	—%	$718.1	$636.6	13%
South	280.2	230.8	21%	408	348	17%	$686.7	$663.4	4%
Mountain	431.8	337.5	28%	605	505	20%	$713.8	$668.3	7%
Pacific	458.6	423.3	8%	347	289	20%	$1,321.6	$1,464.7	(10)%
Traditional Home Building	1,779.6	1,480.5	20%	2,226	1,894	18%	$799.5	$781.7	2%
City Living	58.0	36.8	58%	45	29	55%	$1,288.5	$1,268.0	2%
Other	(1.3)	(1.1)
Total home sales revenues	1,836.3	1,516.2	21%	2,271	1,923	18%	$808.6	$788.5	3%
Land sales revenues	93.9	32.9
Total revenues	$1,930.2	$1,549.1

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$703.3	$550.1	28%	1,013	842	20%	$694.3	$653.3	6%
Mid-Atlantic	382.3	355.4	8%	531	543	(2)%	$720.0	$654.5	10%
South	497.1	414.5	20%	749	622	20%	$663.7	$666.4	—%
Mountain	809.8	600.6	35%	1,130	906	25%	$716.6	$662.9	8%
Pacific	789.8	818.6	(4)%	573	556	3%	$1,378.4	$1,472.3	(6)%
Traditional Home Building	3,182.3	2,739.2	16%	3,996	3,469	15%	$796.4	$789.6	1%
City Living	65.8	76.6	(14)%	52	65	(20)%	$1,265.4	$1,178.5	7%
Other	(1.1)	(2.2)
Total home sales revenues	3,247.0	2,813.6	15%	4,048	3,534	15%	$802.1	$796.2	1%
Land sales revenues	246.5	66.9
Total revenues	$3,493.5	$2,880.5

Net Contracts Signed:

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$454.4	$269.8	68%	551	377	46%	$824.6	$715.7	15%
Mid-Atlantic	323.9	219.9	47%	386	294	31%	$839.1	$748.1	12%
South	561.8	273.3	106%	800	395	103%	$702.3	$691.8	2%
Mountain	920.0	362.0	154%	1,216	509	139%	$756.6	$711.3	6%
Pacific	707.6	400.5	77%	488	294	66%	$1,450.0	$1,362.1	6%
Traditional Home Building	2,967.7	1,525.5	95%	3,441	1,869	84%	$862.5	$816.2	6%
City Living	85.3	27.7	208%	46	17	171%	$1,854.5	$1,627.3	14%
Total	$3,053.0	$1,553.2	97%	3,487	1,886	85%	$875.5	$823.5	6%

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$811.1	$557.0	46%	1,000	777	29%	$811.1	$716.9	13%
Mid-Atlantic	651.4	389.4	67%	759	536	42%	$858.2	$726.5	18%
South	950.7	517.7	84%	1,368	748	83%	$695.0	$692.1	—%
Mountain	1,671.8	719.5	132%	2,194	999	120%	$762.0	$720.2	6%
Pacific	1,351.7	783.8	72%	961	581	65%	$1,406.6	$1,349.1	4%
Traditional Home Building	5,436.7	2,967.4	83%	6,282	3,641	73%	$865.4	$815.0	6%
City Living	124.3	75.1	66%	79	51	55%	$1,573.4	$1,472.5	7%
Total	$5,561.0	$3,042.5	83%	6,361	3,692	72%	$874.2	$824.1	6%

Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,477.9	$1,187.1	24%	1,893	1,677	13%	$780.7	$707.9	10%
Mid-Atlantic	1,039.7	574.2	81%	1,218	781	56%	$853.6	$735.2	16%
South	1,492.1	861.4	73%	2,107	1,174	79%	$708.2	$733.8	(3)%
Mountain	2,533.4	1,271.4	99%	3,338	1,699	96%	$759.0	$748.4	1%
Pacific	1,949.7	1,450.7	34%	1,432	999	43%	$1,361.5	$1,452.1	(6)%
Traditional Home Building	8,492.8	5,344.8	59%	9,988	6,330	58%	$850.3	$844.4	1%
City Living	197.4	148.1	33%	116	98	18%	$1,701.7	$1,510.9	13%
Total	$8,690.2	$5,492.9	58%	10,104	6,428	57%	$860.1	$854.5	1%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:
North	$1,369.1	$1,179.6	16%	1,906	1,742	9%	$718.3	$677.2	6%
Mid-Atlantic	770.4	535.3	44%	990	784	26%	$778.2	$682.7	14%
South	1,038.4	757.3	37%	1,488	1,048	42%	$697.9	$722.6	(3)%
Mountain	1,670.7	1,150.9	45%	2,274	1,606	42%	$734.7	$716.6	3%
Pacific	1,387.1	1,484.4	(7)%	1,044	974	7%	$1,328.6	$1,524.0	(13)%
Traditional Home Building	6,235.7	5,107.5	22%	7,702	6,154	25%	$809.6	$829.9	(2)%
City Living	138.9	149.6	(7)%	89	112	(21)%	$1,560.3	$1,335.6	17%
Total	$6,374.6	$5,257.1	21%	7,791	6,266	24%	$818.2	$839.0	(2)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended April 30,			Six months ended April 30,
	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$39.2	$17.0	131%	$58.1	$19.5	198%
Mid-Atlantic	24.0	(0.2)	NM	42.8	6.8	529%
South	38.3	20.1	91%	59.8	29.2	105%
Mountain	52.1	33.2	57%	88.1	50.8	73%
Pacific	74.2	67.8	9%	121.7	131.1	(7)%
Traditional Home Building	227.8	137.9	65%	370.5	237.4	56%
City Living (1)	12.5	8.7	44%	45.2	18.2	148%
Corporate and other	(70.4)	(44.5)	(58)%	(118.4)	(87.6)	(35)%
Total	$169.9	$102.1	66%	$297.3	$168.0	77%
NM - Not Meaningful
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

Traditional Home Building
North

	Three months ended April 30,			Six months ended April 30,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$390.7	$296.0	32%	$703.3	$550.1	28%
Units delivered	562	449	25%	1,013	842	20%
Average delivered price ($ in thousands)	$695.1	$659.3	5%	$694.3	$653.3	6%

Net Contracts Signed:
Net contract value ($ in millions)	$454.4	$269.8	68%	$811.1	$557.0	46%
Net contracted units	551	377	46%	1,000	777	29%
Average contracted price ($ in thousands)	$824.6	$715.7	15%	$811.1	$716.9	13%

Home sales cost of revenues as a percentage of home sale revenues	82.0%	84.0%		82.9%	84.6%

Income before income taxes ($ in millions)	$39.2	$17.0	131%	$58.1	$19.5	198%

Number of selling communities at April 30,	57	86	(34)%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, and higher backlog conversion in the fiscal 2021 periods. The increases in the average price of homes delivered in the fiscal 2021 periods were due primarily to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increases in the number of net contracts signed in the fiscal 2021 periods were due mainly to increased demand partially offset by a decrease in the number of selling communities. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to sales price increases and a shift in the number of contracts signed to more expensive areas and/or products.
The increases in income before income taxes in the fiscal 2021 periods were principally attributable to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues. The increase in the fiscal 2021 six-month period was also impacted by lower SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 periods were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Mid-Atlantic

	Three months ended April 30,			Six months ended April 30,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$218.3	$192.9	13%	$382.3	$355.4	8%
Units delivered	304	303	—%	531	543	(2)%
Average delivered price ($ in thousands)	$718.1	$636.6	13%	$720.0	$654.5	10%

Net Contracts Signed:
Net contract value ($ in millions)	$323.9	$219.9	47%	$651.4	$389.4	67%
Net contracted units	386	294	31%	759	536	42%
Average contracted price ($ in thousands)	$839.1	$748.1	12%	$858.2	$726.5	18%

Home sales cost of revenues as a percentage of home sale revenues	80.6%	89.2%		79.4%	86.1%

Income before income taxes ($ in millions)	$24.0	$(0.2)	NM	$42.8	$6.8	529%

Number of selling communities at April 30,	41	39	5%
NM - Not Meaningful

The decrease in the number of homes delivered in the fiscal 2021 six-month period was mainly due to lower backlog conversion, offset, in part, by an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019. The increases in the average price of homes delivered in the fiscal 2021 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products, primarily in Virginia, and sales price increases in the fiscal 2021 periods.
The increases in the number of net contracts signed in the fiscal 2021 periods were due mainly to increased demand coupled with an increase in the average number of selling communities in the fiscal 2021 periods. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and sales price increases in the fiscal 2021 periods.
The increases in income before income taxes in the fiscal 2021 periods were mainly due to lower home sales cost of revenues, as a percentage of home sale revenues, higher earnings from increased revenues and lower SG&A costs in the fiscal 2021 periods. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 periods were primarily a shift in product mix/areas to higher-margin areas, the impact of purchase accounting on the fiscal 2020 period related to a builder acquisition in Georgia, which was completed in fiscal 2019, lower impairment charges in the fiscal 2021 periods, and sales price increases in the fiscal 2021 periods. The six-month fiscal 2021 period also benefited from a $6.0 million gain recognized from an asset sale of a commercial property by one of our Land Development Joint Ventures.
South

	Three months ended April 30,			Six months ended April 30,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$280.2	$230.8	21%	$497.1	$414.5	20%
Units delivered	408	348	17%	749	622	20%
Average delivered price ($ in thousands)	$686.7	$663.4	4%	$663.7	$666.4	—%

Net Contracts Signed:
Net contract value ($ in millions)	$561.8	$273.3	106%	$950.7	$517.7	84%
Net contracted units	800	395	103%	1,368	748	83%
Average contracted price ($ in thousands)	$702.3	$691.8	2%	$695.0	$692.1	—%

Home sales cost of revenues as a percentage of home sale revenues	76.2%	80.6%		76.8%	81.3%

Income before income taxes ($ in millions)	$38.3	$20.1	91%	$59.8	$29.2	105%

Number of selling communities at April 30,	80	70	14%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 periods. The increase in the average price of homes delivered in the fiscal 2021 three-month period was primarily due to sales price increases.
The increases in the number of net contracts signed in the fiscal 2021 periods were due principally to an increase in demand and an increase in the average number of selling communities in the fiscal 2021 periods. The increases in the average value of each contract signed in the fiscal 2021 periods were primarily due to sales price increases in the fiscal 2021 periods.
The increases in income before income taxes in the fiscal 2021 periods were principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues partially offset by higher SG&A costs in the fiscal 2021 periods. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 periods were primarily due to a shift in product mix/areas to higher-margin areas and the impact of purchase accounting on the fiscal 2020 periods related to a builder acquisition in South Carolina, which was completed in fiscal 2019.

Mountain

	Three months ended April 30,			Six months ended April 30,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$431.8	$337.5	28%	$809.8	$600.6	35%
Units delivered	605	505	20%	1,130	906	25%
Average delivered price ($ in thousands)	$713.8	$668.3	7%	$716.6	$662.9	8%

Net Contracts Signed:
Net contract value ($ in millions)	$920.0	$362.0	154%	$1,671.8	$719.5	132%
Net contracted units	1,216	509	139%	2,194	999	120%
Average contracted price ($ in thousands)	$756.6	$711.3	6%	$762.0	$720.2	6%

Home sales cost of revenues as a percentage of home sale revenues	78.0%	79.7%		78.7%	79.6%

Income before income taxes ($ in millions)	$52.1	$33.2	57%	$88.1	$50.8	73%

Number of selling communities at April 30,	99	82	21%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 periods. The increases in the average price of homes delivered in the fiscal 2021 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products, primarily in Arizona, and sales price increases.
The increases in the number of net contracts signed in the fiscal 2021 periods were primarily due to increased demand and an increase in the average number of selling communities in the fiscal 2021 periods. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to sales price increases partially offset by a shift in the number of contracts signed to less expensive areas and/or products in the fiscal 2021 periods.
The increases in income before income taxes in the fiscal 2021 periods were due mainly to higher earnings from increased revenues in the fiscal 2021 periods and lower home sales cost of revenues, as a percentage of home sale revenues, partially offset by higher SG&A costs in the fiscal 2021 periods. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 periods were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Pacific

	Three months ended April 30,			Six months ended April 30,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$458.6	$423.3	8%	$789.8	$818.6	(4)%
Units delivered	347	289	20%	573	556	3%
Average delivered price ($ in thousands)	$1,321.6	$1,464.7	(10)%	$1,378.4	$1,472.3	(6)%

Net Contracts Signed:
Net contract value ($ in millions)	$707.6	$400.5	77%	$1,351.7	$783.8	72%
Net contracted units	488	294	66%	961	581	65%
Average contracted price ($ in thousands)	$1,450.0	$1,362.1	6%	$1,406.6	$1,349.1	4%

Home sales cost of revenues as a percentage of home sale revenues	75.7%	76.3%		76.0%	75.6%

Income before income taxes ($ in millions)	$74.2	$67.8	9%	$121.7	$131.1	(7)%

Number of selling communities at April 30,	40	46	(13)%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 periods. The decreases in the average price of homes delivered in fiscal 2021 periods were primarily due to a shift in the number of homes delivered to less expensive areas and/or products, primarily in Washington, offset, in part, by sales price increases in the fiscal 2021 periods.
The increases in the number of net contracts signed in the fiscal 2021 periods were primarily due to an increase in demand, offset, in part, by a decrease in the average number of selling communities in the fiscal 2021 periods. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to sales price increases, offset, in part, by a shift in the number of contracts signed to less expensive areas and/or products.
The increase in income before income taxes in the fiscal 2021 three-month period was mainly due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2021 periods. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to sales price increases in the fiscal 2021 periods, partially offset by a shift in product mix/areas to lower-margin areas. The decrease in income before income taxes in the fiscal 2021 six-month period was mainly due to lower earnings from decreased revenues, and higher home sales cost of revenues, as a percentage of home sales revenues, offset in part by lower SG&A costs in the fiscal 2021 periods. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas.
City Living

	Three months ended April 30,			Six months ended April 30,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$58.0	$36.8	58%	$65.8	$76.6	(14)%
Units delivered	45	29	55%	52	65	(20)%
Average delivered price ($ in thousands)	$1,288.5	$1,268.0	2%	$1,265.4	$1,178.5	7%

Net Contracts Signed:
Net contract value ($ in millions)	$85.3	$27.7	208%	$124.3	$75.1	66%
Net contracted units	46	17	171%	79	51	55%
Average contracted price ($ in thousands)	$1,854.5	$1,627.3	14%	$1,573.4	$1,472.5	7%

Home sales cost of revenues as a percentage of home sale revenues	69.4%	60.8%		70.0%	64.0%

Income before income taxes ($ in millions) (1)	$12.5	$8.7	44%	$45.2	$18.2	148%

Number of selling communities at April 30,	3	3	—%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
The increase in the number of homes delivered in the fiscal 2021 three-month period was mainly attributable to the low number of deliveries in the fiscal 2020 three-month period due to the COVID-19 pandemic, in particular in New York City and northern New Jersey. The decrease in the number of homes delivered in the fiscal 2021 six-month period was mainly attributable to the decreased number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, and lower backlog conversion in the fiscal 2021 period. The increases in the average price of homes delivered in fiscal 2021 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The increases in the number of net contracts signed in the fiscal 2021 periods were mainly due to an increase in demand in the fiscal 2021 three-month period. The increases in the average sales price of net contracts signed in the fiscal 2021 periods were principally due a shift to more expensive units in the fiscal 2021 periods.
The increase in income before income taxes in the fiscal 2021 three-month period was primarily due to increased home sales revenues, partially offset by higher home sales cost of revenues, as a percentage of home sale revenues. The increase in income before income taxes in the fiscal 2021 six-month period was mainly due to gains of $38.3 million recognized from the sales of a parking garage and retail space associated with our Hoboken, New Jersey condominium projects, offset, in part, by higher home sales cost of revenues, as a percentage of home sale revenues; lower earnings from decreased revenues; and $2.1 million of other-than temporary impairment charges that we recognized on two of our Home Building Joint Ventures in the fiscal 2021 period. The higher home sales cost of revenues, as a percentage of home sale revenues in the fiscal 2021 periods were principally due to a shift in the number of homes delivered to buildings with lower margins. The fiscal 2021 six-month period was also impacted by an impairment charge of $1.1 million.

Corporate and Other
In the three months ended April 30, 2021 and 2020, loss before income taxes was $70.4 million and $44.5 million, respectively. The increase in the loss before income taxes in the fiscal 2021 period was principally due to a $34.2 million charge incurred related to early retirement of debt, lower interest income; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2021 periods. These increases were partially offset by an $11.5 million gain recognized in the fiscal 2021 three-month period related to a property sale by one of our Rental Property Joint Ventures, lower SG&A costs, higher earnings from our mortgage company operations primarily due to volume increases and wider spreads, and lower losses incurred in our apartment living operations in the fiscal 2021 period. The decrease in SG&A costs in the fiscal 2021 period was primarily due to the implementation, commencing in fiscal 2020’s second quarter, of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions and reduced advertising spend.
In the six months ended April 30, 2021 and 2020, loss before income taxes was $118.4 million and $87.6 million, respectively. The increase in the loss before income taxes in the fiscal 2021 periods was principally due to a $34.2 million charge incurred related to early retirement of debt, $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner; lower interest income; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2021 period. These increases were partially offset by an $11.5 million gain recognized in the fiscal 2021 period related to a property sale by one of our Rental Property Joint Ventures, lower SG&A costs, higher earnings from our mortgage company operations primarily due to volume increases and wider spreads, and lower losses incurred in our apartment living operations in the fiscal 2021 period. The decrease in SG&A costs in the fiscal 2021 period was primarily due to the implementation, commencing in fiscal 2020’s second quarter, of a number of cost reduction initiatives to improve efficiencies and rationalize overhead expenses, including workforce reductions and reduced advertising spend.

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
The table below sets forth, at April 30, 2021, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2021	$38,736	3.58%	$13,210	0.16%
2022	464,130	5.68%	146,932	2.50%
2023	475,002	4.35%	—
2024	72,510	3.88%	—
2025	69,382	5.48%	—
Thereafter (b)	1,662,552	4.50%	650,000	1.41%
Bond discounts, premiums and deferred issuance costs, net	(6,693)		(2,501)
Total	$2,775,619	4.67%	$807,641	1.59%
Fair value at April 30, 2021	$2,990,171		$810,142
(a)    Based upon the amount of variable-rate debt outstanding at April 30, 2021, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.1 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of April 30, 2021. These interest rate swaps were designated as cash flow hedges.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2021, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2021 to February 28, 2021	2	$53.86	2	15,955
March 1, 2021 to March 31, 2021	2	$54.39	2	15,953
April 1, 2021 to April 30, 2021	1	$60.28	1	15,952
Total	5	$55.11	5
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2021, we withheld 1,620 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $93,000 of income tax withholdings and we issued the remaining 4,513 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2021, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2021.
Dividends
During the six months ended April 30, 2021, we paid cash dividends of $0.28 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At April 30, 2021, under our bank credit agreements, we could have paid up to approximately $2.70 billion of cash dividends.

ITEM 6. EXHIBITS

4.1*
Twenty-sixth Supplemental Indenture dated as of April 30, 2021 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, filed on June 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 3, 2021	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 3, 2021	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)