Form 10-Q
period 2021-07-31
Toll Brothers, Inc.
filed 2021-09-02
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021
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
At August 31, 2021, there were approximately 121,717,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information and statements regarding: the impact of the novel coronavirus (“COVID-19”) on the U.S. economy and on our business; expectations regarding interest rates and inflation; the markets in which we operate or may operate; our strategic objectives and priorities; our land acquisition, land development and capital allocation plans and priorities; housing market conditions; demand for our homes; anticipated operating results and guidance; home deliveries; financial resources and condition; changes in revenues, in profitability and in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general, and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire or dispose of land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; the rate at which we deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2021	October 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$946,097	$1,370,944
Inventory	8,293,280	7,658,906
Property, construction, and office equipment, net	304,013	316,125
Receivables, prepaid expenses, and other assets (1)	865,133	956,294
Mortgage loans held for sale, at fair value	183,268	231,797
Customer deposits held in escrow	86,928	77,291
Investments in unconsolidated entities	550,432	430,701
Income taxes receivable	34,908	23,675
	$11,264,059	$11,065,733
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,036,632	$1,147,955
Senior notes	2,403,576	2,661,718
Mortgage company loan facility	148,655	148,611
Customer deposits	632,483	459,406
Accounts payable	552,998	411,397
Accrued expenses	1,199,204	1,110,196
Income taxes payable	206,608	198,974
Total liabilities	6,180,156	6,138,257
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 152,937 shares issued at July 31, 2021 and October 31, 2020	1,529	1,529
Additional paid-in capital	712,259	717,272
Retained earnings	5,566,562	5,164,086
Treasury stock, at cost — 31,158 and 26,410 shares at July 31, 2021 and October 31, 2020, respectively	(1,241,582)	(1,000,454)
Accumulated other comprehensive loss	(3,855)	(7,198)
Total stockholders’ equity	5,034,913	4,875,235
Noncontrolling interest	48,990	52,241
Total equity	5,083,903	4,927,476
	$11,264,059	$11,065,733

(1)    As of July 31, 2021 and October 31, 2020, receivables, prepaid expenses, and other assets include $120.0 million and $163.0 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Revenues:
Home sales	$2,234,365	$1,627,812	$5,481,329	$4,441,383
Land sales and other	21,116	23,677	267,652	90,609
	2,255,481	1,651,489	5,748,981	4,531,992

Cost of revenues:
Home sales	1,726,124	1,286,108	4,282,410	3,540,208
Land sales and other	18,709	22,259	222,534	80,959
	1,744,833	1,308,367	4,504,944	3,621,167
Selling, general and administrative	233,915	193,477	663,824	621,136
Income from operations	276,733	149,645	580,213	289,689
Other:
Income (loss) from unconsolidated entities	16,636	(2,566)	28,313	5,304
Other income – net	10,026	4,786	27,311	24,917
Expenses related to early retirement of debt	—	—	(35,211)	—
Income before income taxes	303,395	151,865	600,626	319,910
Income tax provision	68,463	37,104	141,329	72,603
Net income	$234,932	$114,761	$459,297	$247,307

Other comprehensive income, net of tax	335	279	1,004	835
Total comprehensive income	$235,267	$115,040	$460,301	$248,142

Per share:
Basic earnings	$1.90	$0.91	$3.68	$1.89
Diluted earnings	$1.87	$0.90	$3.63	$1.87

Weighted-average number of shares:
Basic	123,826	126,722	124,727	131,024
Diluted	125,610	127,399	126,390	132,032

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended July 31, 2021 and 2020:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
Balance, April 30, 2021	$1,529	$709,422	$5,352,573	$(1,148,406)	$(2,048)	$47,719	$4,960,789
Net income			234,932				234,932
Purchase of treasury stock				(95,411)			(95,411)
Exercise of stock options and stock based compensation issuances		(937)		1,987			1,050
Employee stock purchase plan issuances		111		248			359
Stock-based compensation		3,663					3,663
Dividends declared			(20,943)				(20,943)
Other comprehensive loss					(1,807)		(1,807)
Loss attributable to non-controlling interest						(27)	(27)
Capital contributions, net						1,298	1,298
Balance, July 31, 2021	$1,529	$712,259	$5,566,562	$(1,241,582)	$(3,855)	$48,990	$5,083,903

Balance, April 30, 2020	$1,529	$725,246	$4,878,017	$(1,034,999)	$(5,275)	$49,204	$4,613,722
Net income			114,761				114,761
Purchase of treasury stock				(320)			(320)
Exercise of stock options and stock based compensation issuances		(6,858)		12,473			5,615
Employee stock purchase plan issuances		(107)		440			333
Stock-based compensation		3,834					3,834
Dividends declared			(13,946)				(13,946)
Other comprehensive income					279		279
Income attributable to non-controlling interest						2	2
Capital contributions, net						1,848	1,848
Balance, July 31, 2020	$1,529	$722,115	$4,978,832	$(1,022,406)	$(4,996)	$51,054	$4,726,128

For the nine months ended July 31, 2021 and 2020:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	Accum- ulated Other Compre- hensive Loss	Non-controlling Interest	Total Equity
Balance, October 31, 2020	$1,529	$717,272	$5,164,086	$(1,000,454)	$(7,198)	$52,241	$4,927,476
Cumulative effect adjustment upon adoption of ASC 326, net of tax			(595)				(595)
Net income			459,297				459,297
Purchase of treasury stock				(275,058)			(275,058)
Exercise of stock options and stock based compensation issuances		(25,171)		33,085			7,914
Employee stock purchase plan issuances		216		845			1,061
Stock-based compensation		19,942					19,942
Dividends declared			(56,226)				(56,226)
Other comprehensive income					3,343		3,343
Loss attributable to non-controlling interest						(47)	(47)
Capital distributions, net						(3,204)	(3,204)
Balance, July 31, 2021	$1,529	$712,259	$5,566,562	$(1,241,582)	$(3,855)	$48,990	$5,083,903

Balance, October 31, 2019	$1,529	$726,879	$4,774,422	$(425,183)	$(5,831)	$46,877	$5,118,693
Net income			247,307				247,307
Purchase of treasury stock				(633,873)			(633,873)
Exercise of stock options and stock based compensation issuances		(24,687)		34,875			10,188
Employee stock purchase plan issuances		(713)		1,775			1,062
Stock-based compensation		20,636					20,636
Dividends declared			(42,897)				(42,897)
Other comprehensive income					835		835
Loss attributable to non-controlling interest						(6)	(6)
Capital contributions, net						4,183	4,183
Balance, July 31, 2020	$1,529	$722,115	$4,978,832	$(1,022,406)	$(4,996)	$51,054	$4,726,128

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2021	2020
Cash flow provided by operating activities:
Net income	$459,297	$247,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,938	46,700
Stock-based compensation	19,942	20,636
Income from unconsolidated entities	(28,313)	(5,304)
Distributions of earnings from unconsolidated entities	30,716	17,996
Deferred tax provision	6,956	14,804
Inventory impairments and write-offs	15,997	21,934
Gain on sale of assets	(38,706)	(12,970)
Other	1,984	(558)
Expenses related to early retirement of debt	35,211	—
Changes in operating assets and liabilities:
Inventory	(578,461)	(124,235)
Origination of mortgage loans	(1,452,289)	(1,191,066)
Sale of mortgage loans	1,498,946	1,250,109
Receivables, prepaid expenses, and other assets	97,738	(172,790)
Income taxes receivable	(11,233)	11,552
Customer deposits – net	163,440	47,222
Accounts payable and accrued expenses	173,524	(29,742)
Income taxes payable	(259)	—
Net cash provided by operating activities	448,428	141,595
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(45,772)	(75,001)
Investments in unconsolidated entities	(190,027)	(47,310)
Return of investments in unconsolidated entities	166,045	42,639
Proceeds from the sale of assets	80,418	15,617
Business acquisitions	—	(60,349)
Other	649	885
Net cash provided by (used in) investing activities	11,313	(123,519)
Cash flow used in financing activities:
Proceeds from loans payable	2,164,646	3,250,010
Principal payments of loans payable	(2,381,509)	(3,334,431)
Redemption of senior notes	(294,168)	—
Proceeds from stock-based benefit plans, net	8,979	11,252
Purchase of treasury stock	(275,058)	(633,873)
Dividends paid	(56,103)	(42,650)
Payments related to noncontrolling interest, net	(4,710)	(1,935)
Net cash used in financing activities	(837,923)	(751,627)
Net decrease in cash, cash equivalents, and restricted cash	(378,182)	(733,551)
Cash, cash equivalents, and restricted cash, beginning of period	1,396,604	1,319,643
Cash, cash equivalents, and restricted cash, end of period	$1,018,422	$586,092

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2020 balance sheet amounts and disclosures included herein have been derived from our October 31, 2020 audited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (“2020 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of July 31, 2021; the results of our operations and changes in equity for the three-month and nine-month periods ended July 31, 2021 and 2020; and our cash flows for the nine-month periods ended July 31, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. The Company is subject to risks and uncertainties, including risks and uncertainties resulting from the COVID-19 pandemic, which continue to impact its business operations. As a result, actual results could differ from the estimates and assumptions we make that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes, and such differences may be material.
Reclassifications
As discussed in our 2020 Form 10-K, effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification aligns the treatment of sales commissions paid to third-party brokers with the treatment of sales commissions paid to in-house salespersons, and is consistent with the manner in which the majority of the Company’s peers treat such commissions. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $32.8 million, or 2.0% of home sales revenues for the three months ended July 31, 2020 and $89.3 million, or 2.0% of home sales revenues for the nine months ended July 31, 2020. All prior period amounts have been reclassified to conform to the 2021 presentation.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2021, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $632.5 million and $459.4 million at July 31, 2021 and October 31, 2020, respectively. Of the outstanding customer deposits held as of October 31, 2020, we recognized $104.2 million and $303.4 million in home sales revenues during the three months and nine months ended July 31, 2021.

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
Derivative Instruments and Hedging Activities
Our objective in entering into derivative transactions is to manage our exposure to interest rate movements associated with certain variable rate debt, mortgage loans held for sale and forward loan commitments we have entered into related to our mortgage operations. We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2022, with early adoption permitted. We are currently evaluating the effect that such new guidance will have on our consolidated financial statements and related disclosures, but do not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01, will have a material impact on our Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations or Comprehensive Income.

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
Subsequent event
In August 2021, we acquired substantially all of the assets and operations of StoryBook Homes, LLC (“StoryBook”), a privately-held home builder with operations in Las Vegas, Nevada for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements.
3. Inventory
Inventory at July 31, 2021 and October 31, 2020 consisted of the following (amounts in thousands):

	July 31, 2021	October 31, 2020
Land controlled for future communities	$167,038	$223,525
Land owned for future communities	574,042	1,036,843
Operating communities	7,552,200	6,398,538
	$8,293,280	$7,658,906
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
Information regarding the classification, number, and carrying value of these temporarily closed communities, as of the dates indicated, is provided in the table below:

	July 31, 2021	October 31, 2020
Land owned for future communities:
Number of communities	6	10
Carrying value (in thousands)	$41,787	$68,064
Operating communities:
Number of communities	1	4
Carrying value (in thousands)	$6,921	$32,112
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Land controlled for future communities	$2,045	$3,926	$3,792	$16,765
Land owned for future communities	11,105	2,764	11,105	4,869
Operating communities	—	—	1,100	300
	$13,150	$6,690	$15,997	$21,934

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
At July 31, 2021, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2021, we determined that 280 land purchase contracts, with an aggregate purchase price of $3.32 billion, on which we had made aggregate deposits totaling $270.8 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2020, we determined that 207 land purchase contracts, with an aggregate purchase price of $2.31 billion, on which we had made aggregate deposits totaling $208.7 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Interest capitalized, beginning of period	$295,145	$324,864	$297,975	$311,323
Interest incurred	37,133	41,794	116,447	131,547
Interest expensed to home sales cost of revenues	(49,995)	(40,467)	(127,412)	(111,278)
Interest expensed to land sales and other cost of revenues	(1,064)	(2,820)	(3,482)	(4,124)
Interest expensed in other income – net	—	—	—	(2,440)
Interest reclassified to property, construction and office equipment	(1,034)	—	(1,034)	—
Interest capitalized on investments in unconsolidated entities	(1,078)	(1,013)	(3,403)	(2,790)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	76	88	92	208
Interest capitalized, end of period	$279,183	$322,446	$279,183	$322,446
During the three months ended July 31, 2021, we incurred approximately $265,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive loss, and approximately $60,000 was reclassified out of accumulated other comprehensive loss to home sales cost of revenues. During the nine months ended July 31, 2021, we incurred approximately $665,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive loss, and approximately $101,000 was reclassified out of accumulated other comprehensive loss to home sales cost of revenues. No similar amounts were incurred during the three months or nine months ended July 31, 2020.
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

The table below provides information as of July 31, 2021, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	13	3	28	4	48
Investment in unconsolidated entities	$235,796	$16,508	$271,161	$26,967	$550,432
Number of unconsolidated entities with funding commitments by the Company	6	—	6	1	13
Company’s remaining funding commitment to unconsolidated entities	$25,486	$—	$26,964	$25,085	$77,535
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2021, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	6	25	31
Aggregate loan commitments	$326,735	$2,049,486	$2,376,221
Amounts borrowed under loan commitments	$276,509	$1,403,337	$1,679,846
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during the nine-months ended July 31, 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	4	4
Investment balance at July 31, 2021	$102,700	$51,300
The table below provides information on joint ventures entered into during the nine-months ended July 31, 2020 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	6
Investment balance at July 31, 2020	$24,600	$62,600

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized a gain of $17.0 million in the three-month period ended July 31, 2021. No similar gains were recognized in the three-month period ended July 31, 2020. In the nine-month periods ended July 31, 2021 and 2020, we recognized gains of $34.5 million and $10.7 million, respectively. These gains are included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the nine-month periods ended July 31, 2021 and 2020, we recognized other-than-temporary impairment charges on our investments in certain Home Building Joint Ventures of $2.1 million and $3.0 million, respectively. No charges were recognized in the three-month periods ended July 31, 2021 and 2020.
We purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $3.2 million and $2.7 million in the three-month periods ended July 31, 2021 and 2020, respectively, and $11.0 million and $10.5 million in the nine-month periods ended July 31, 2021 and 2020, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $9.8 million and $12.9 million in the three-month periods ended July 31, 2021 and 2020, respectively, and $149.7 million and $59.3 million in the nine-month periods ended July 31, 2021 and 2020, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statement of Operations and Comprehensive Income and are generally sold at or near our land basis.
Subsequent Event
In August 2021, two of our Rental Property Joint Ventures sold their assets to unrelated parties for $162.7 million. In connection with such sales, the joint ventures repaid all then-outstanding loans, in an aggregate principal amount of $73.4 million. In connection with such sales, we received cash of $30.2 million and expect to recognize gains of approximately $22.6 million, which will be included in “Income (loss) from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income for the year ending October 31, 2021.
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
We believe that, as of July 31, 2021, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

July 31, 2021
Loan commitments in the aggregate	$1,866,300
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed	$340,600
Debt obligations borrowed in the aggregate	$1,169,900
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$238,600
Estimated fair value of guarantees provided by us related to debt and other obligations	$9,400
Terms of guarantees	1 months - 3.9 years
The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.

Variable Interest Entities

The table below provides information as of July 31, 2021 and October 31, 2020, regarding our unconsolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	July 31, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is not the Primary Beneficiary (“PB”)	11	12
Investment balance in unconsolidated Joint Venture VIEs included in Investments in unconsolidated entities in our Consolidated Balance Sheets	$101,200	$63,100
Our maximum exposure to losses related to loan guarantees and additional commitments provided to unconsolidated Joint Venture VIEs	$279,300	$122,100
Our ownership interest in the above unconsolidated Joint Venture VIEs ranges from 20% to 50%.
The table below provide information as of July 31, 2021 and October 31, 2020, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	July 31, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$120,000	$163,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$43,000	$46,200
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

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	July 31, 2021	October 31, 2020
Cash and cash equivalents	$150,668	$109,478
Inventory	748,938	511,000
Loans receivable, net	79,170	78,576
Rental properties	1,421,009	1,244,911
Rental properties under development	754,755	666,386
Real estate owned	2,332	6,752
Other assets	198,560	169,368
Total assets	$3,355,432	$2,786,471
Debt, net of deferred financing costs	$1,689,292	$1,368,065
Other liabilities	212,498	186,817
Members’ equity	1,453,642	1,231,173
Noncontrolling interest	—	416
Total liabilities and equity	$3,355,432	$2,786,471
Company’s net investment in unconsolidated entities (1)	$550,432	$430,701
(1)    Our underlying equity in the net assets of the unconsolidated entities exceeded our net investment in unconsolidated entities by $17.8 million and $29.4 million as of July 31, 2021 and October 31, 2020, respectively, and these differences are primarily a result of other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.
Condensed Combined Statements of Operations:

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Revenues	$89,304	$78,897	$268,257	$291,179
Cost of revenues (2)	52,414	56,830	209,273	197,192
Other expenses (2)	37,497	28,185	107,968	106,422
Total expenses	89,911	85,015	317,241	303,614
(Loss) gain on disposition of loans and real estate owned	(2,575)	1,053	(2,785)	1,053
Loss from operations	(3,182)	(5,065)	(51,769)	(11,382)
Other income	44,065	448	79,398	977
Income (loss) before income taxes	40,883	(4,617)	27,629	(10,405)
Income tax expense (benefit)	27	37	(1,632)	(111)
Net income (loss) including earnings from noncontrolling interests	40,856	(4,654)	29,261	(10,294)
Less: loss (income) attributable to noncontrolling interest	—	34	(174)	34
Net income (loss) attributable to controlling interest	$40,856	$(4,620)	$29,087	$(10,260)
Company’s equity in earnings (losses) of unconsolidated entities (3)	$16,636	$(2,566)	$28,313	$5,304
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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2021 and October 31, 2020, consisted of the following (amounts in thousands):

	July 31, 2021	October 31, 2020
Expected recoveries from insurance carriers and others	$52,298	$79,269
Improvement cost receivable	84,746	86,116
Escrow cash held by our captive title company	68,775	24,712
Properties held for rental apartment and commercial development	446,497	542,796
Prepaid expenses	27,277	28,104
Right-of-use asset	96,749	105,004
Other	88,791	90,293
	$865,133	$956,294
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others. Subsequent to July 31, 2021, we received $23.0 million from one of our insurance carriers.
At July 31, 2021, escrow cash held by our captive title company included $30.0 million in connection with the formation of a joint venture in August 2021.
As of July 31, 2021 and October 31, 2020, properties held for rental apartment and commercial development include $120.0 million and $163.0 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2021 and October 31, 2020, loans payable consisted of the following (amounts in thousands):

	July 31, 2021	October 31, 2020
Senior unsecured term loan	$650,000	$800,000
Loans payable – other	388,999	351,257
Deferred issuance costs	(2,367)	(3,302)
	$1,036,632	$1,147,955
Senior Unsecured Term Loan
We have a five-year senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that is scheduled to expire on November 1, 2025. Prior to January 28, 2021, the principal amount outstanding under the Term Loan Facility was $800.0 million. On January 28, 2021, we voluntarily repaid $150.0 million of the Term Loan Facility, and the remaining $650.0 million principal amount outstanding will become due and payable at maturity on November 1, 2025. No prepayment charges were incurred in connection with the repayment. At July 31, 2021, the interest rate on borrowings was 1.39% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of July 31, 2021. These interest rate swaps were designated as cash flow hedges.

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
Under the terms of the Revolving Credit Facility, at July 31, 2021, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.15 billion. Under the terms of the Revolving Credit Facility, at July 31, 2021, our leverage ratio was approximately 0.49 to 1.00, and our tangible net worth was approximately $4.97 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.77 billion as of July 31, 2021. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.82 billion as of July 31, 2021.
At July 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $115.3 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At July 31, 2021, the interest rate on borrowings under the Revolving Credit Facility would have been 1.44% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2021, the weighted-average interest rate on “Loans payable – other” was 4.40% per annum.
Senior Notes
At July 31, 2021, we had six issues of senior notes outstanding with an aggregate principal amount of $2.41 billion.
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
Mortgage Company Loan Facility
TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement was scheduled to expire on March 4, 2021, and borrowings thereunder bore interest at LIBOR plus 1.90% per annum. In March 2021, the Warehousing Agreement was amended and restated to extend the expiration date to March 3, 2022 and borrowings thereunder will bear interest at LIBOR (with a LIBOR floor of 0.75%) plus 1.75% per annum. At July 31, 2021, the interest rate on the Warehousing Agreement, as amended, was 2.50% per annum.

7. Accrued Expenses
Accrued expenses at July 31, 2021 and October 31, 2020 consisted of the following (amounts in thousands):

	July 31, 2021	October 31, 2020
Land, land development, and construction	$274,930	$233,783
Compensation and employee benefits	209,917	219,965
Escrow liability	66,700	23,067
Self-insurance	232,535	215,884
Warranty	150,414	157,351
Lease liabilities	116,613	124,756
Deferred income	35,719	34,096
Interest	46,347	38,446
Commitments to unconsolidated entities	17,745	8,928
Other	48,284	53,920
	$1,199,204	$1,110,196
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Balance, beginning of period	$153,640	$157,154	$157,351	$201,886
Additions – homes closed during the period	10,430	8,975	29,141	23,252
Addition – liabilities assumed in a business acquisition	—	—	—	60
Increase in accruals for homes closed in prior years, net	1,111	2,150	6,002	5,730
Decrease to water intrusion accrual	—	—	—	(24,400)
Charges incurred	(14,767)	(9,880)	(42,080)	(48,129)
Balance, end of period	$150,414	$158,399	$150,414	$158,399
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $68.6 million at July 31, 2021 and $79.5 million at October 31, 2020. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $41.8 million at July 31, 2021 and $68.4 million at October 31, 2020.

As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes, including, but not limited to, the number of homes to be repaired, the extent of repairs needed, the repair procedures employed, the cost of those repairs, outcomes of litigation or arbitration, and expected recoveries from insurance carriers and suppliers. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences. With respect to our insurance receivables, disputes between home builders and carriers over coverage positions relating to construction defect claims are common, and resolution of claims with carriers involves the exchange of significant amounts of information and frequently involves legal action. As a result of coverage disputes related to water intrusion claims, we entered arbitration proceedings during the third quarter of fiscal 2019 with certain of our insurance carriers. During the third quarter of fiscal 2021, we settled all such outstanding disputes and have since entered into coverage agreements with the relevant insurance carriers. Based on the resolution of such disputes and the terms of these coverage agreements, we concluded that no adjustments to our insurance receivables were necessary and we continue to believe that the collection of our remaining recorded insurance receivables is probable.
8. Income Taxes
We recorded income tax provisions of $68.5 million and $37.1 million for the three months ended July 31, 2021 and 2020, respectively. The effective tax rate was 22.6% for the three months ended July 31, 2021, compared to 24.4% for the three months ended July 31, 2020. For the nine months ended July 31, 2021 and 2020, we recorded income tax provisions of $141.3 million and $72.6 million, respectively. The effective tax rate was 23.5% for the nine months ended July 31, 2021, compared to 22.7% for the nine months ended July 31, 2020. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2021 will be approximately 5.9%. Our state income tax rate for the full fiscal year 2020 was 5.6%.
At July 31, 2021, we had $6.3 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Total stock-based compensation expense recognized	$3,663	$3,834	$19,942	$20,636
Income tax benefit recognized	$938	$891	$5,105	$5,169
At July 31, 2021 and October 31, 2020, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $18.0 million and $15.9 million, respectively.

10. Stockholders’ Equity
Stock Repurchase Program
On March 10, 2020, our Board of Directors terminated our existing 20 million share repurchase program, which was authorized in December 2019, and authorized, under a new repurchase program, the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions, in each case for general corporate purposes, including to obtain shares for the Company’s equity awards and other employee benefit plans. Our Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Number of shares purchased (in thousands)	1,655	10	5,687	15,948
Average price per share	$57.66	$32.81	$48.37	$39.75
Remaining authorization at July 31 (in thousands)	14,298	19,988	14,298	19,988
Subsequent to July 31, 2021 and through September 1, 2021, we repurchased approximately 140,300 shares of our common stock at an average price of $64.19 per share, all of which were purchased pursuant to the repurchase program authorized by our Board of Directors on March 10, 2020.
Cash Dividends
On March 9, 2021, our Board of Directors approved an increase in our quarterly cash dividend from $0.11 per share to $0.17 per share. During the three months ended July 31, 2021 and 2020, we declared and paid cash dividends of $0.17 and $0.11 per share, respectively, to our shareholders. During the nine months ended July 31, 2021 and 2020, we declared and paid cash dividends of $0.45 and $0.33 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Loss
The changes in each component of accumulated other comprehensive loss (“AOCL”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31, 2021		Nine months ended July 31, 2021
	2021	2020	2021	2020
Employee Retirement Plans
Beginning balance	$(6,529)	$(5,275)	$(7,198)	$(5,831)
Gains (losses) arising during the period	—	—	—	—
Less: Tax (expense) benefit	—	—	—	—
Net gains (losses) arising during the period	—	—	—	—
Gains reclassified from AOCL to net income (1)	450	373	1,350	1,119
Less: Tax expense (2)	(115)	(93)	(346)	(283)
Net gains reclassified from AOCL to net income	335	280	1,004	836
Other comprehensive income, net of tax	335	280	1,004	836
Ending balance	$(6,194)	$(4,995)	$(6,194)	$(4,995)
Derivative Instruments
Beginning balance	$4,481	$—	$—	$—
(Losses) gains on derivative instruments	(2,939)	—	3,033	—
Less: Tax benefit (expense)	752	—	(771)	—
Net (losses) gains on derivative instruments	(2,187)	—	2,262	—
Gains reclassified from AOCL to net income (3)	60	—	102	—
Less: Tax expense (2)	(15)	—	(25)	—
Net gains reclassified from AOCL to net income	45	—	77	—
Other comprehensive (loss) income, net of tax	(2,142)	—	2,339	—
Ending balance	$2,339	$—	$2,339	$—
Total AOCL ending balance	$(3,855)	$(4,995)	$(3,855)	$(4,995)
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

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Numerator:
Net income as reported	$234,932	$114,761	$459,297	$247,307

Denominator:
Basic weighted-average shares	123,826	126,722	124,727	131,024
Common stock equivalents (1)	1,784	677	1,663	1,008
Diluted weighted-average shares	125,610	127,399	126,390	132,032

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	37	3,640	220	2,761
Shares issued under stock incentive and employee stock purchase plans	64	342	938	950
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2021	October 31, 2020
Residential Mortgage Loans Held for Sale	Level 2	$183,268	$231,797
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$(937)	$(31)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$2,156	$628
Forward Loan Commitments — IRLCs	Level 2	$(2,156)	$(628)
Interest Rate Swap Contracts	Level 2	$3,699	$—
At July 31, 2021 and October 31, 2020, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of July 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At July 31, 2021	$179,169	$183,268	$4,099
At October 31, 2020	$225,826	$231,797	$5,971
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

Three months ended:	Selling price per unit ($ in thousands)	Sales pace per year (in units)	Discount rate
Fiscal 2021:
January 31	2,003	2	14.3%
April 30	—	—	—%
July 31	—	—	—%

Fiscal 2020:
January 31	—	—	—%
April 30	613 - 789	9	14.3%
July 31	—	—	—%
October 31	—	—	—%
In nine-months ended July 31, 2021 and in full fiscal 2020, we recognized $11.1 million and $31.7 million of impairment charges on land owned for future communities relating to five and nine communities, respectively. As of the period the impairment charges were recognized, for impairments during the nine-months ended July 31, 2021 and full fiscal 2020, the estimated fair value of these communities in the aggregate, net of impairment charges, were $25.6 million and $21.8 million, respectively. For the majority of these communities, the estimated fair values were determined based upon the expected sales price per lot in a community sale to another builder. The range of sales price per lot utilized in determining fair values was approximately $33,000 - $180,000 per lot.

The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges ($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2021:
January 31	53	1	$419	$1,100
April 30	27	—	$—	—
July 31	18	—	$—	—
				$1,100
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
October 31	53	1	$1,113	375
				$675

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2021		October 31, 2020
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,038,999	$1,046,083	$1,151,257	$1,157,315
Senior notes (2)	Level 1	2,409,856	2,617,648	2,669,876	2,888,822
Mortgage company loan facility (3)	Level 2	148,655	148,655	148,611	148,611
		$3,597,510	$3,812,386	$3,969,744	$4,194,748
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Interest income	$748	$869	$2,310	$7,667
Income from ancillary businesses	8,544	1,548	24,464	16,652
Management fee income from Home Building Joint Ventures, net	1,048	2,415	1,613	3,968
Directly expensed interest	—	—	—	(2,440)
Other	(314)	(46)	(1,076)	(930)
Total other income – net	$10,026	$4,786	$27,311	$24,917
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations. In addition, in the three months ended July 31,

2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $4.3 million and $3.6 million, respectively. In the nine-month periods ended July 31, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $12.9 million and $10.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income from ancillary businesses is generated by our mortgage, title, landscaping, security monitoring, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Revenues	$34,869	$27,434	$96,700	$81,276
Expenses	$26,325	$25,886	$72,236	$77,594
Other income (1)	$—	$—	$—	$12,970
(1)    In April 2020, we sold one of our golf club properties to a third party for $15.6 million and recognized a gain of $9.1 million in the second quarter of fiscal 2020. In addition, we recognized a previously deferred gain of $3.8 million in our second quarter of fiscal 2020 related to the sale of a different golf club property.
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
Land Purchase Commitments
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2021	October 31, 2020
Aggregate purchase commitments:
Unrelated parties	$4,055,246	$2,630,128
Unconsolidated entities that the Company has investments in	10,091	10,097
Total	$4,065,337	$2,640,225

Deposits against aggregate purchase commitments	$311,293	$223,571
Additional cash required to acquire land	3,754,044	2,416,654
Total	$4,065,337	$2,640,225
Amount of additional cash required to acquire land included in accrued expenses	$21,151	$19,590
In addition, we expect to purchase approximately 3,700 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2021, we also had similar purchase commitments to acquire land for apartment developments of approximately $97.8 million, of which we had outstanding deposits in the amount of $5.3 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase commitments since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.

Investments in Unconsolidated Entities
At July 31, 2021, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Subsequent Event
On August, 24, 2021, the Company announced a strategic partnership with Equity Residential, an NYSE-listed company focused on the acquisition, development and management of residential rental properties, to selectively acquire and develop sites for new rental apartment communities in metro Boston, MA; Atlanta, GA; Austin, TX; Denver, CO; Orange County/San Diego, CA; Seattle, WA, and Dallas-Fort Worth, TX. The strategic partnership has an initial term of three years. For selected projects, Equity Residential is expected to invest 75% of the equity and Toll Brothers is expected to invest the remaining 25% of the equity. It is expected that each project will also be financed with approximately 60% leverage. Equity Residential will have the option to acquire each property upon stabilization. The parties have targeted an initial minimum co-investment of $733.0 million in combined equity, or $1.83 billion in aggregate value, assuming 60% leverage. In connection with this strategic partnership, our apartment living division will act as the managing member of each project, overseeing approvals, design and construction for which we will receive development, construction management, and financing fees, as well as a promoted interest to be realized upon the sale of each property. We have agreed, with limited exceptions, to develop apartment projects exclusively with Equity Residential in the designated metro markets. In connection with this strategic partnership, Equity Residential will receive fees for property management, leasing and marketing services, as well as construction oversight.
Surety Bonds and Letters of Credit
At July 31, 2021, we had outstanding surety bonds amounting to $838.4 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $387.3 million of work remains on these improvements. We have an additional $202.9 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2021, we had outstanding letters of credit of $115.3 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
Backlog
At July 31, 2021, we had agreements of sale outstanding to deliver 10,661 homes with an aggregate sales value of $9.44 billion.
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

Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2021	October 31, 2020
Aggregate mortgage loan commitments:
IRLCs	$720,256	$381,116
Non-IRLCs	2,534,547	1,688,801
Total	$3,254,803	$2,069,917
Investor commitments to purchase:
IRLCs	$720,256	$381,116
Mortgage loans held for sale	177,845	217,876
Total	$898,101	$598,992

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
Our Traditional Home Building segment operates in the following five geographic segments, with current operations in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, Pennsylvania, New Jersey and New York;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Revenues:
Traditional Home Building:
North	$402,885	$290,399	$1,106,189	$840,481
Mid-Atlantic	276,853	201,279	659,128	556,655
South	291,725	276,319	788,785	690,809
Mountain	553,192	425,400	1,363,019	1,026,000
Pacific	523,995	406,424	1,313,758	1,225,072
Traditional Home Building	2,048,650	1,599,821	5,230,879	4,339,017
City Living	184,099	26,366	249,877	102,973
Corporate and other	1,616	1,625	573	(607)
Total home sales revenues	2,234,365	1,627,812	5,481,329	4,441,383
Land sales and other revenues	21,116	23,677	267,652	90,609
Total revenues	$2,255,481	$1,651,489	$5,748,981	$4,531,992

Income (loss) before income taxes:
Traditional Home Building:
North	$39,700	$13,722	$97,802	$33,249
Mid-Atlantic	25,347	13,356	68,127	20,189
South	41,439	32,422	101,190	61,612
Mountain	85,085	53,099	173,178	103,883
Pacific	85,029	76,808	206,750	207,867
Traditional Home Building	276,600	189,407	647,047	426,800
City Living (1)	65,912	9,543	111,084	27,789
Corporate and other	(39,117)	(47,085)	(157,505)	(134,679)
Total	$303,395	$151,865	$600,626	$319,910
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

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2021	October 31, 2020
Traditional Home Building:
North	$1,469,778	$1,427,523
Mid-Atlantic	1,056,586	918,641
South	1,420,453	1,176,962
Mountain	2,293,469	1,961,348
Pacific	2,348,574	2,226,685
Traditional Home Building	8,588,860	7,711,159
City Living	402,596	539,750
Corporate and other	2,272,603	2,814,824
Total	$11,264,059	$11,065,733
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Traditional Home Building:
North	$2,492	$1,106	$2,557	$1,478
Mid-Atlantic	10,488	4,783	10,578	15,449
South	28	630	472	2,619
Mountain	68	167	88	427
Pacific	74	4	1,202	1,961
Total	13,150	6,690	14,897	21,934
City Living	—	—	1,100	—
	$13,150	$6,690	$15,997	$21,934

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2021	2020
Cash flow information:
Interest paid, net of amount capitalized	$16,256	$2,672
Income tax payments	$147,247	$47,736
Income tax refunds	$1,382	$1,488
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$150,589	$34,215
Increase in inventory for capitalized interest, our share of earnings, and allocation of basis difference in land purchased from unconsolidated entities, net	$—	$(208)
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$—	$122,269
Net decrease in other assets and retained earnings due to the adoption of ASC 326	$595	$—
Reclassification of inventory to property, construction, and office equipment	$32,021	$26,656
Noncontrolling interest	$1,459	$6,118
Transfer of inventory to investment in unconsolidated entities	$49,979	$13,690
Transfer of other assets to investment in unconsolidated entities, net	$38,877	$41,269
Unrealized gain on derivatives	$3,699	$—
Increase in investments in unconsolidated entities for change in the fair value of debt guarantees	$3,605	$—

Acquisition of a Business:
Fair value of assets purchased	$—	$63,854
Liabilities assumed	$—	$3,505
Cash paid	$—	$60,349

	At July 31,
	2021	2020
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$946,097	$559,348
Restricted cash included in receivables, prepaid expenses, and other assets	72,325	26,744
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,018,422	$586,092

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
Unless otherwise stated in this report, net contracts signed represents a number or value equal to the gross number or value of contracts for the sale of homes signed during the relevant period, less the number or value of contracts canceled during the relevant period (irrespective of whether the contract was signed during the relevant period or in a prior period). Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). Backlog conversion represents the percentage of homes delivered in the period from backlog at the beginning of the period (“backlog conversion”).
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended July 31, 2021, we signed 3,154 net contracts with an aggregate value of $2.98 billion, compared to 2,833 net contracts with an aggregate value of $2.21 billion in the three months ended July 31, 2020, representing increases of 11% and 35% in units and dollars, respectively. Our backlog at July 31, 2021 was 10,661 homes and $9.44 billion, up 47% in units and 55% in dollars as compared to our backlog at July 31, 2020. These results are indicative of the continued strength in demand for our homes. As a result of this strong demand, we continued to raise sales prices in most of our communities during the quarter. In addition, in certain markets, particularly in our South and Mountain regions, we continued to limit lot releases as demand has continued to outstrip supply. In other markets, particularly in our North region, demand, while still strong, has begun to revert to more seasonal patterns.
We attribute the strong demand to a number of factors, including a supply-demand imbalance resulting from a decade of underproduction of new homes, low mortgage rates, a tight supply of resale homes, favorable demographics, a renewed appreciation for the importance of home, and an improving economy. We believe many of these factors will continue to support demand in the foreseeable future.
As a result of industry-wide strong demand for new homes, as well as widespread disruptions to supply chains directly or indirectly related to the COVID-19 pandemic, we continue to face cost pressures and labor and material shortages. Due to the demand for our homes, our strong relationships with our trade partners and suppliers, and our operating scale, we believe we will be able to continue to manage these cost increases through price increases and other means. In addition, the price of certain inputs, especially lumber, has improved in recent months. However, these supply chain disruptions and labor and material shortages have extended delivery times for our homes by an average of approximately two weeks during our fiscal third quarter. Continued supply chain disruptions and labor and material shortages could further elongate delivery times.
Although housing market demand has remained strong over the past year, future economic conditions and the demand for homes are subject to continued uncertainty due to ongoing COVID-19 pandemic-related disruptions, government directives, actions and economic relief efforts related thereto, and the impact of these actions on the economy, mortgage rates and markets, employment levels, consumer confidence, and financial markets, among other things. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.
Financial and Operational Highlights
In the three-month period ended July 31, 2021, we recognized $2.26 billion of revenues, consisting of $2.23 billion of home sales revenue and $21.1 million of land sales revenue, and net income of $234.9 million, as compared to $1.65 billion of revenues, consisting of $1.63 billion of home sales revenue and $23.7 million of land sales revenue, and $114.8 million of net income in the three-month period ended July 31, 2020.
In the three-month periods ended July 31, 2021 and 2020, the value of net contracts signed was $2.98 billion (3,154 homes) and $2.21 billion (2,833 homes), respectively.
In the nine-month period ended July 31, 2021, we recognized $5.75 billion of revenues, consisting of $5.48 billion of home sales revenue and $267.7 million of land sales and other revenue, and net income of $459.3 million, as compared to $4.53 billion of revenues, consisting of $4.44 billion of home sales revenue and $90.6 million of land sales and other revenue, and $247.3 million of net income in the nine-month period ended July 31, 2020.
In the nine-month periods ended July 31, 2021 and 2020, the value of net contracts signed was $8.54 billion (9,515 homes) and $5.26 billion (6,525 homes), respectively.
The value of our backlog at July 31, 2021 was $9.44 billion (10,661 homes), as compared to our backlog at July 31, 2020 of $6.09 billion (7,239 homes). Our backlog at October 31, 2020 was $6.37 billion (7,791 homes), as compared to backlog of $5.26 billion (6,266 homes) at October 31, 2019.
At July 31, 2021, we had $946.1 million of cash and cash equivalents on hand and approximately $1.790 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2025. At July 31, 2021, we had no borrowings and we had approximately $115.3 million of outstanding letters of credit under the Revolving Credit Facility.
At July 31, 2021, we owned or controlled through options approximately 79,500 home sites, as compared to approximately 63,200 at October 31, 2020; and approximately 59,200 at October 31, 2019. Of the approximately 79,500 total home sites that we owned or controlled through options at July 31, 2021, we owned approximately 37,500 and controlled approximately 42,000 through options. Of the 37,500 home sites owned, approximately 17,800 were substantially improved. In addition, as of July 31, 2021, we expect to purchase approximately 3,700 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At July 31, 2021, we were selling from 314 communities, compared to 317 at October 31, 2020; and 333 at October 31, 2019.
At July 31, 2021, our total stockholders’ equity and our debt to total capitalization ratio were $5.03 billion and 0.42 to 1.00, respectively.
Acquisitions
Subsequent Event
In August 2021, we acquired substantially all of the assets and operations of StoryBook Homes, LLC (“StoryBook”), a privately-held home builder serving the Las Vegas, Nevada market, for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and nine months ended July 31, 2021 and 2020 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	% Change	2021	2020	% Change
Revenues:
Home sales	$2,234.4	$1,627.8	37%	$5,481.3	$4,441.4	23%
Land sales and other	21.1	23.7		267.7	90.6
	2,255.5	1,651.5	37%	5,749.0	4,532.0	27%
Cost of revenues:
Home sales (1)	1,726.1	1,286.1	34%	4,282.4	3,540.2	21%
Land sales and other	18.7	22.3		222.5	81.0
	1,744.8	1,308.4	33%	4,504.9	3,621.2	24%
Selling, general and administrative (1)	233.9	193.5	21%	663.8	621.1	7%
Income from operations	276.7	149.6	85%	580.2	289.7	100%
Other
Income (loss) from unconsolidated entities	16.6	(2.6)	748%	28.3	5.3	434%
Other income – net	10.0	4.8	108%	27.3	24.9	10%
Expenses related to early retirement of debt	—	—		(35.2)	—
Income before income taxes	303.4	151.9	100%	600.6	319.9	88%
Income tax provision	68.5	37.1	85%	141.3	72.6	95%
Net income	$234.9	$114.8	105%	$459.3	$247.3	86%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues (1)	77.3%	79.0%		78.1%	79.7%
Land sales and other cost of revenues as a percentage of land sales and other revenues	88.6%	94.0%		83.1%	89.3%
SG&A as a percentage of home sale revenues (1)	10.5%	11.9%		12.1%	14.0%
Effective tax rate	22.6%	24.4%		23.5%	22.7%

Deliveries – units	2,597	2,022	28%	6,645	5,556	20%
Deliveries – average delivered price (in ‘000s)	$860.4	$805.0	7%	$824.9	$799.4	3%

Net contracts signed – value	$2,979.7	$2,213.9	35%	$8,540.6	$5,256.4	62%
Net contracts signed – units	3,154	2,833	11%	9,515	6,525	46%
Net contracts signed – average selling price (in ‘000s)	$944.7	$781.5	21%	$897.6	$805.6	11%

	At July 31,			At October 31,
	2021	2020	% Change	2020	2019	% Change
Backlog – value	$9,437.5	$6,085.2	55%	$6,374.6	$5,257.1	21%
Backlog – units	10,661	7,239	47%	7,791	6,266	24%
Backlog – average selling price (in ‘000s)	$885.2	$840.6	5%	$818.2	$839.0	(2)%
Note: Due to rounding, amounts may not add.
(1)    As previously disclosed in our 2020 Form 10-K, effective October 31, 2020, we reclassified sales commissions paid to third-party brokers from home sales cost of revenues to selling, general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income. The reclassification had the effect of lowering home sales cost of revenues (and increasing home sales gross margin) and increasing selling, general and administrative expense by the amount of third-party broker commissions, which totaled $32.8 million, or 2.0% of home sales revenues for the three months ended July 31, 2020 and $89.3 million, or 2.0% of home sales revenues for the nine months ended July 31, 2020. All prior period amounts have been reclassified.
Home Sales Revenues and Home Sales Cost of Revenues
Three months ended July 31, 2021 compared to the three months ended July 31, 2020
The increase in home sale revenues for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, was attributable to a 28% increase in the number of homes delivered and a 7% increase in the average price of homes delivered. The increase in the number of homes delivered in the three months ended July 31, 2021 was primarily due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, most significantly in the Mountain region. In addition, restrictions and related impacts on economic activity from the COVID-19 pandemic adversely impacted our ability to construct and deliver homes in certain markets in the fiscal 2020 period, including New Jersey, New York City, metro Seattle and California. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, principally in the Mid-Atlantic and Mountain regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, was principally due to a shift in the mix of revenues to higher margin products/areas, and sales price increases outpacing cost increases, offset by higher inventory impairment charges in the fiscal 2021 period. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2021 period. In the three months ended July 31, 2021 and 2020, interest expense, as a percentage of home sales revenues, was 2.2% and 2.5%, respectively.
Nine months ended July 31, 2021 compared to the nine months ended July 31, 2020
The increase in home sale revenues for the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020, was attributable to a 20% increase in the number of homes delivered and a 3% increase in the average price of homes delivered. The increase in the number of homes delivered in the nine months ended July 31, 2021 was primarily due to higher backlog at October 31, 2020, as compared to October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 period. The increase in the average delivered home price was mainly due to sales price increases.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 period was principally due to a shift in the mix of revenues to higher margin products/areas, higher sales prices outpacing cost increases, lower inventory impairment charges and lower interest expense as a percentage of home sales revenues. In the nine months ended July 31, 2021 and 2020, interest expense, as a percentage of home sales revenues, was 2.3% and 2.5%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. During the nine-month period of fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized gains of $38.3 million. In addition, we sold four land parcels to newly formed Rental Property Joint Ventures in which we have an interest for $149.7 million. No gains were recognized on these land sales to joint ventures. During the nine-month period of fiscal 2020, we sold three land parcels to newly formed Rental Property Joint Ventures in which we retained an interest for approximately $59.3 million. Minimal gains were recognized on these land sales to joint ventures.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $40.4 million in the three-month period ended July 31, 2021, as compared to the three-month period ended July 31, 2020. As a percentage of home sales revenues, SG&A was 10.5% in the three months ended July 31, 2021, as compared to 11.9% in the three months ended July 31, 2020. The dollar increase in SG&A was due primarily to the increase in home sales revenues in the fiscal 2021 period compared to the fiscal 2020 period, offset, in part by decreases in costs due to a number of cost reduction initiatives, including reduced advertising. The decrease in SG&A as a percentage of revenues was due to a lower increase in SG&A spending, which increased 21% year-over-year in the period, relative to the 37% increase in revenues.

SG&A spending increased by $42.7 million in the fiscal 2021 nine-month period, as compared to the fiscal 2020 nine-month period. As a percentage of home sales revenues, SG&A was 12.1% in the fiscal 2021 period, as compared to 14.0% in the fiscal 2020 period. The dollar increase in SG&A was due to the increase in home sales revenues in the fiscal 2021 period compared to the fiscal 2020 period, offset by decreases in costs due to a number of cost reduction initiatives, including reduced advertising. The decrease in SG&A as a percentage of revenues was due to revenues increasing 23% year-over-year in the fiscal 2021 period, while SG&A spending increased only 7%.
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
Income from unconsolidated entities increased $19.2 million in the three-month period ended July 31, 2021, as compared to the three-month period ended July 31, 2020. This increase was primarily due to an $17.0 million gain recognized in the fiscal 2021 three-month period related to a property sale by one of our Rental Property Joint Ventures.
Income from unconsolidated entities increased by $23.0 million in the nine-month period ended July 31, 2021, as compared to the nine-month period ended July 31, 2020. This increase was primarily due to a $28.5 million gain recognized in the fiscal 2021 nine-month period related to property sales by two of our Rental Property Joint Ventures, a $6.0 million gain recognized in the fiscal 2021 nine-month period related to an asset sale of commercial property by one of our Land Development Joint Ventures, increased earnings at two of our Land Development Joint Ventures due to lot sales, and a decrease in other than temporary impairment charges recognized. These increases are offset by a $10.7 million gain recognized in the fiscal 2020 nine-month period from the sale of our investment in our of our Rental Property Joint Ventures to our joint venture partner and lower income from a Home Building Joint Venture and Land Development Joint Venture which are delivering their final lots/units.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Income from ancillary businesses	$8,544	$1,548	$24,464	$16,652
Management fee income from Home Building Joint Ventures, net	1,048	2,415	1,613	3,968
Other	434	823	1,234	4,297
Total other income – net	$10,026	$4,786	$27,311	$24,917
The increase in income from ancillary businesses in the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, was mainly due to higher income from our mortgage and title operations due to increased volume, as well as lower losses incurred in our apartment living operations.
The increase in income from ancillary businesses in the nine months ended July 31, 2021 was mainly due to higher earnings from volume increases and wider spreads in our mortgage and title operations, as well as lower losses incurred in our apartment living operations, offset by gains of $12.9 million recognized in the fiscal 2020 period from the sale of golf club properties.

Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decrease in income in the three and nine months ended July 31, 2021 was primarily related to a decrease in unconsolidated entities to which we provide services. In addition, in the three months ended July 31, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $4.3 million and $3.6 million, respectively. The fees earned by our apartment living operations in the nine-month periods ended July 31, 2021 and 2020, were $12.9 million and $10.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in “other” in the nine months ended July 31, 2021 was primarily due to lower interest income and directly expensed interest in the fiscal 2020 nine-month period.
Expenses Related to Early Retirement of Debt
In the nine-month period ended July 31, 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income. No similar charges were incurred in the fiscal 2020 period.
Income Before Income Taxes
For the three-month period ended July 31, 2021, we reported income before income taxes of $303.4 million, as compared to $151.9 million in the three-month period ended July 31, 2020.
For the nine-month period ended July 31, 2021, we reported income before income taxes of $600.6 million, as compared to $319.9 million in the nine-month period ended July 31, 2020.
Income Tax Provision
In the three-month periods ended July 31, 2021 and July 31, 2020, we recognized an income tax provision of $68.5 million and $37.1 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2021 and 2020 periods, our federal tax provision would have been $63.7 million and $31.9 million, in the three-month period ended July 31, 2021 and 2020, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits.
We recognized an income tax provision of $141.3 million and $72.6 million in the nine-month period ended July 31, 2021 and July 31, 2020, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2021 and 2020 periods, our federal tax provision would have been $126.1 million and $67.2 million, in the nine-month periods ended July 31, 2021 and July 31, 2020, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits and excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended July 31, 2021 and 2020, the value of net contracts signed was $3.0 billion (3,154 homes) and $2.2 billion (2,833 homes), respectively. The aggregate value of net contracts signed increased $765.8 million, or 35%, in the three-month period ended July 31, 2021, as compared to the three-month period ended July 31, 2020. The increase in the aggregate value of net contracts signed was due to an 11% increase in the number of net contracts signed and a 21% increase in the average value of each signed contract. In the nine-month periods ended July 31, 2021 and 2020, the value of net contracts signed was $8.54 billion (9,515 homes) and $5.26 billion (6,525 homes), respectively. The aggregate value of net contracts signed increased $3.3 billion, or 62%, in the nine-month period ended July 31, 2021, as compared to the nine-month period ended July 31, 2020. The increase in the aggregate value of net contracts signed was due to a 46% increase in the number of net contracts signed and an 11% increase in the average value of each signed contract. The increase in the number of net contracts signed in both periods reflects strong demand for new homes in the housing market, including a resurgence in demand for our homes that began at the outset of fiscal 2020’s third quarter. The fiscal 2020 nine-month period was also significantly impacted by the implementation of COVID-19 stay-at-home and business closure orders in many states and municipalities, which resulted in a substantial decrease in contracts signed during the period from mid-March 2020 through the end of May 2020.
We attribute the current strong demand to a number of factors, including a supply-demand imbalance resulting from a decade of underproduction of new homes, low mortgage rates, a tight supply of resale homes, favorable demographics, a renewed appreciation for the importance of home, and an improving economy. The increase in average price of net contracts signed was principally due to sale price increases.

Backlog
The value of our backlog at July 31, 2021 increased 55% to $9.44 billion (10,661 homes), as compared to $6.09 billion (7,239 homes) at July 31, 2020. Our backlog at October 31, 2020 and 2019 was $6.37 billion (7,791 homes) and $5.26 billion (6,266 homes), respectively.
The increase in the value of our backlog at July 31, 2021, as compared to the backlog at July 31, 2020, was primarily attributable to an increase in the value of net contracts signed in the nine months ended July 31, 2021, as compared to the nine-month period ended July 31, 2020, partially offset by higher home sales revenues in the nine months ended July 31, 2021.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Fiscal 2021
At July 31, 2021 and October 31, 2020, we had $946.1 million and $1.37 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the nine-month period ended July 31, 2021 was $448.4 million. Cash provided by operating activities during the fiscal 2021 period was primarily related to net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, expenses related to the early retirement of debt, gain on sale of assets and deferred taxes); mortgage loans sold, net of mortgage loans originated; increases in customer deposits – net and accounts payable and accrued expenses; and a decrease in receivables, prepaid expenses, and other assets, offset, in part, by an increase in inventory.
In the nine-month period ended July 31, 2021, cash provided by investing activities was $11.3 million, which was primarily related to $80.4 million of cash received from the sale of commercial properties and $166.0 million of cash received as returns from our investments in unconsolidated entities. This activity was offset, in part, by $190.0 million used to fund our investments in unconsolidated entities and $45.8 million used for the purchase of property and equipment.
We used $837.9 million of cash in financing activities in the nine-month period ended July 31, 2021, primarily for the repurchase of $275.1 million of our common stock; the payment of dividends on our common stock of $56.1 million; payments of $216.9 million of loans payable, net of borrowings; and redemption of senior notes of $294.2 million.
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
In the nine-month period ended July 31, 2020, cash used in investing activities was $123.5 million, which was primarily related to $75.0 million used for the purchase of property and equipment; $60.3 million used to acquire The Thrive Group, LLC; and $47.3 million used to fund our investments in unconsolidated entities. This activity was offset, in part, by $42.6 million of cash received as returns from our investments in unconsolidated entities and $15.6 million cash received from the sale of a golf club property.
We used $751.6 million of cash in financing activities in the nine-month period ended July 31, 2020, primarily for the repurchase of $633.9 million of our common stock and the payment of dividends on our common stock of $42.7 million, offset, in part, by borrowings of $84.4 million of loans payable, net of repayments, and proceeds of $11.3 million from our stock-based benefit plans.
Other
We own or control several years of home sites and therefore do not need to buy home sites immediately to replace those that we deliver. In addition, we generally do not begin construction of our detached homes until we have a signed contract with the home buyer. Should market conditions decline, we believe that our inventory levels would decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own, and as we sell and deliver quick delivery homes that are then in inventory, resulting in additional cash flow from operations. In addition, we might delay, decrease, or curtail our acquisition of additional land, which would further reduce our inventory levels and cash needs. At July 31, 2021, we owned or controlled through options approximately 79,500 home sites, of which we owned approximately 37,500. Of our owned home sites at July 31, 2021, significant improvements were completed on approximately 17,800 of them.
At July 31, 2021, the aggregate purchase price of land parcels under option and purchase agreements was approximately $4.07 billion (including $10.1 million of land to be acquired from joint ventures in which we have invested). Of the $4.07 billion of land purchase commitments, we paid or deposited $311.3 million, and, if we acquire all of these land parcels, we will be required to pay an additional $3.75 billion. The purchases of these land parcels are scheduled to occur over the next several years. In addition, we expect to purchase approximately 3,700 additional home sites over a number of years from several joint ventures in which we have interests. We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
During the past several years, we have made a number of investments in unconsolidated entities related to the acquisition and development of land for future home sites, the construction of luxury for-sale condominiums, and for-rent apartments. Our investment activities related to investments in, and distributions of investments from, unconsolidated entities are contained in the Condensed Consolidated Statements of Cash Flows under “Net cash provided by (used in) investing activities.” At July 31, 2021, we had investments in these entities of $550.4 million, and were committed to invest or advance up to an additional $77.5 million to these entities if they require additional funding. At July 31, 2021, we had purchase commitments to acquire land for apartment developments of approximately $97.8 million, of which we had outstanding deposits in the amount of $5.3 million. We generally intend to develop these apartment projects in joint ventures with unrelated parties in the future.
We have a $1.905 billion, unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) substantially all of which matures in November 2025. Under the terms of the Revolving Credit Facility, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.15 billion. Under the terms of the Revolving Credit Facility, at July 31, 2021, our leverage ratio was approximately 0.49 to 1.00, and our tangible net worth was approximately $4.97 billion. At July 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility and had outstanding letters of credit thereunder of approximately $115.3 million.
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
Under the provisions of the Revolving Credit Facility and Term Loan Facility, our ability to repurchase our common stock was limited to approximately $3.77 billion and our ability to pay cash dividends was limited to approximately $2.82 billion as of July 31, 2021.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of July 31, 2021. These interest rate swaps were designated as cash flow hedges.
On March 15, 2021, we redeemed all $250 million in aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes were redeemed at a redemption price in cash of $284.2 million. Accrued and unpaid interest to, but excluding, March 15, 2021 was paid in accordance with the terms of the Indenture and the Notes. In connection with the redemption, the Company incurred a pre-tax charge of $34.2 million in its second fiscal quarter for the early retirement of debt, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income.
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
At July 31, 2021, we had investments in these entities of $550.4 million and were committed to invest or advance up to an additional $77.5 million to these entities if they require additional funding. At July 31, 2021, we had agreed to terms for the acquisition of 180 home sites from two joint ventures for an estimated aggregate purchase price of $10.1 million. In addition, we expect to purchase approximately 3,700 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
We believe that, as of July 31, 2021, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2021, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $1.87 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $340.6 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2021, the unconsolidated entities had borrowed an aggregate of $1.17 billion, of which we estimate $238.6 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
Subsequent Event - Apartment Living Strategic Partnership
On August, 24, 2021, the Company announced a strategic partnership with Equity Residential, an NYSE-listed company focused on the acquisition, development and management of residential rental properties, to selectively acquire and develop sites for new rental apartment communities in metro Boston, MA; Atlanta, GA; Austin, TX; Denver, CO; Orange County/San Diego, CA; Seattle, WA, and Dallas-Fort Worth, TX. The strategic partnership has an initial term of three years. For selected projects, Equity Residential is expected to invest 75% of the equity and Toll Brothers is expected to invest the remaining 25% of the equity. It is expected that each project will also be financed with approximately 60% leverage. Equity Residential will have the option to acquire each property upon stabilization. The parties have targeted an initial minimum co-investment of $733.0 million in combined equity, or $1.83 billion in aggregate value, assuming 60% leverage. In connection with this strategic partnership, our apartment living division will act as the managing member of each project, overseeing approvals, design and construction for which we will receive development, construction management, and financing fees, as well as a promoted interest to be realized upon the sale of each property. We have agreed, with limited exceptions, to develop apartment projects exclusively with Equity Residential in the designated metro markets. In connection with this strategic partnership, Equity Residential will receive fees for property management, leasing and marketing services, as well as construction oversight.
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

SUPPLEMENTAL GUARANTOR INFORMATION
At July 31, 2021, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.41 billion aggregate principal amount of senior notes maturing on various dates between February 15, 2022 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
The obligations of the Subsidiary Issuer to pay principal, premiums, if any, and interest are guaranteed jointly and severally on a senior basis by Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries (the “Guarantor Subsidiaries” and, together with us, the “Guarantors”). The guarantees are full and unconditional, and the Subsidiary Issuer and each of the Guarantor Subsidiaries are consolidated subsidiaries of Toll Brothers, Inc. Our non-home building subsidiaries and several of our home building subsidiaries (together, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes. The Subsidiary Issuer generates no operating revenues and does not have any independent operations other than the financing of our other subsidiaries by lending the proceeds of its public debt offerings, including the Senior Notes. Our home building operations are conducted almost entirely through the Guarantor Subsidiaries. Accordingly, the Subsidiary Issuer’s cash flow and ability to service the Senior Notes is dependent upon the earnings of the Company’s subsidiaries and the distribution of those earnings to the Subsidiary Issuer, whether by dividends, loans or otherwise. Holders of the Senior Notes have a direct claim only against the Subsidiary Issuer and the Guarantors. The obligations of the Guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference or similar laws affecting the rights of creditors generally) under applicable law.
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
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X, under Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Rule 33-10762”), that reduce and simplify the financial disclosure requirements applicable to SEC-registered debt offerings for guarantors and issuers of guaranteed debt securities (which we previously included within the notes to our consolidated financial statements in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q). We voluntarily adopted the new disclosure requirements for the period ending October 31, 2020 in accordance with the early adoption provisions in Rule 33-10762.
The following summarized financial information is presented for Toll Brothers, Inc., the Subsidiary Issuer, and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among Toll Brothers, Inc., the Subsidiary Issuer and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

Summarized Balance Sheet Data ($ amounts in millions):

July 31, 2021
Assets
Cash	$777.3
Inventory	$8,140.4
Amount due from Nonguarantor Subsidiaries	$630.2
Total assets	$10,296.4

Liabilities & Stockholders' Equity
Loans payable	$1,004.3
Senior notes	$2,403.6
Total liabilities	$5,565.2
Stockholders' equity	$4,731.2

Summarized Statement of Operations Data ($ amounts in millions):

For the nine months ended July 31, 2021
Revenues	$5,582.7
Cost of revenues	$4,344.0
Selling, general and administrative	$662.5
Income before income taxes	$539.1
Net income	$412.3

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$402.9	$290.4	39%	552	412	34%	$729.9	$704.9	4%
Mid-Atlantic	276.9	201.3	38%	361	305	18%	$766.9	$659.9	16%
South	291.7	276.3	6%	435	410	6%	$670.6	$674.0	(1)%
Mountain	553.2	425.4	30%	755	612	23%	$732.7	$695.1	5%
Pacific	524.0	406.4	29%	386	263	47%	$1,357.5	$1,545.3	(12)%
Traditional Home Building	2,048.7	1,599.8	28%	2,489	2,002	24%	$823.1	$799.1	3%
City Living	184.1	26.4	597%	108	20	440%	$1,704.6	$1,318.3	29%
Other	1.6	1.6
Total home sales revenues	2,234.4	1,627.8	37%	2,597	2,022	28%	$860.4	$805.0	7%
Land sales revenues	21.1	23.7
Total revenues	$2,255.5	$1,651.5

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,106.2	$840.5	32%	1,565	1,254	25%	$706.8	$670.3	5%
Mid-Atlantic	659.1	556.6	18%	892	848	5%	$738.9	$656.4	13%
South	788.8	690.8	14%	1,184	1,032	15%	$666.2	$669.4	—%
Mountain	1,363.0	1,026.0	33%	1,885	1,518	24%	$723.1	$675.9	7%
Pacific	1,313.7	1,225.1	7%	959	819	17%	$1,369.9	$1,495.8	(8)%
Traditional Home Building	5,230.8	4,339.0	21%	6,485	5,471	19%	$806.6	$793.1	2%
City Living	249.9	103.0	143%	160	85	88%	$1,561.9	$1,211.8	29%
Other	0.6	(0.6)
Total home sales revenues	5,481.3	4,441.4	23%	6,645	5,556	20%	$824.9	$799.4	3%
Land sales revenues	267.7	90.6
Total revenues	$5,749.0	$4,532.0

Net Contracts Signed:

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$450.5	$428.0	5%	539	620	(13)%	$835.7	$690.4	21%
Mid-Atlantic	314.7	334.5	(6)%	361	478	(24)%	$871.9	$699.8	25%
South	585.6	344.1	70%	736	538	37%	$795.6	$639.5	24%
Mountain	846.5	561.8	51%	956	801	19%	$885.5	$701.4	26%
Pacific	713.4	536.7	33%	517	393	32%	$1,380.0	$1,365.6	1%
Traditional Home Building	2,910.7	2,205.1	32%	3,109	2,830	10%	$936.2	$779.2	20%
City Living	69.0	8.8	684%	45	3	1,400%	$1,533.3	$2,936.0	(48)%
Total	$2,979.7	$2,213.9	35%	3,154	2,833	11%	$944.7	$781.5	21%

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,261.6	$985.0	28%	1,539	1,397	10%	$819.8	$705.1	16%
Mid-Atlantic	966.1	723.9	33%	1,120	1,014	10%	$862.6	$713.9	21%
South	1,536.2	861.8	78%	2,104	1,286	64%	$730.1	$670.1	9%
Mountain	2,518.3	1,281.3	97%	3,150	1,800	75%	$799.5	$711.8	12%
Pacific	2,065.1	1,320.5	56%	1,478	974	52%	$1,397.2	$1,355.7	3%
Traditional Home Building	8,347.3	5,172.5	61%	9,391	6,471	45%	$888.9	$799.3	11%
City Living	193.3	83.9	130%	124	54	130%	$1,558.9	$1,553.7	—%
Total	$8,540.6	$5,256.4	62%	9,515	6,525	46%	$897.6	$805.6	11%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,525.5	$1,325.5	15%	1,880	1,885	—%	$811.4	$703.2	15%
Mid-Atlantic	1,077.7	707.5	52%	1,218	954	28%	$884.8	$741.6	19%
South	1,786.2	930.7	92%	2,408	1,302	85%	$741.8	$714.8	4%
Mountain	2,826.8	1,408.8	101%	3,539	1,888	87%	$798.8	$746.2	7%
Pacific	2,138.9	1,581.6	35%	1,563	1,129	38%	$1,368.5	$1,400.9	(2)%
Traditional Home Building	9,355.1	5,954.1	57%	10,608	7,158	48%	$881.9	$831.8	6%
City Living	82.4	131.1	(37)%	53	81	(35)%	$1,554.1	$1,617.9	(4)%
Total	$9,437.5	$6,085.2	55%	10,661	7,239	47%	$885.2	$840.6	5%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Traditional Home Building:
North	$1,369.1	$1,179.6	16%	1,906	1,742	9%	$718.3	$677.2	6%
Mid-Atlantic	770.4	535.3	44%	990	784	26%	$778.2	$682.7	14%
South	1,038.4	757.3	37%	1,488	1,048	42%	$697.9	$722.6	(3)%
Mountain	1,670.7	1,150.9	45%	2,274	1,606	42%	$734.7	$716.6	3%
Pacific	1,387.1	1,484.4	(7)%	1,044	974	7%	$1,328.6	$1,524.0	(13)%
Traditional Home Building	6,235.7	5,107.5	22%	7,702	6,154	25%	$809.6	$829.9	(2)%
City Living	138.9	149.6	(7)%	89	112	(21)%	$1,560.3	$1,335.6	17%
Total	$6,374.6	$5,257.1	21%	7,791	6,266	24%	$818.2	$839.0	(2)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$39.7	$13.7	190%	$97.8	$33.2	195%
Mid-Atlantic	25.4	13.4	90%	68.1	20.2	237%
South	41.4	32.4	28%	101.2	61.6	64%
Mountain	85.1	53.1	60%	173.2	103.9	67%
Pacific	85.0	76.8	11%	206.7	207.9	(1)%
Traditional Home Building	276.6	189.4	46%	647.0	426.8	52%
City Living (1)	65.9	9.6	586%	111.1	27.8	300%
Corporate and other	(39.1)	(47.1)	17%	(157.5)	(134.7)	(17)%
Total	$303.4	$151.9	100%	$600.6	$319.9	88%
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

Traditional Home Building
North

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$402.9	$290.4	39%	$1,106.2	$840.5	32%
Units delivered	552	412	34%	1,565	1,254	25%
Average delivered price ($ in thousands)	$729.9	$704.9	4%	$706.8	$670.3	5%

Net Contracts Signed:
Net contract value ($ in millions)	$450.5	$428.0	5%	$1,261.6	$985.0	28%
Net contracted units	539	620	(13)%	1,539	1,397	10%
Average contracted price ($ in thousands)	$835.7	$690.4	21%	$819.8	$705.1	16%

Home sales cost of revenues as a percentage of home sale revenues	82.7%	85.8%		82.8%	85.0%

Income before income taxes ($ in millions)	$39.7	$13.7	190%	$97.8	$33.2	195%

Number of selling communities at July 31,	58	83	(30)%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, and higher backlog conversion in the fiscal 2021 periods. The increases in the average price of homes delivered in the fiscal 2021 periods were primarily due to sales price increases.
The decrease in the number of net contracts signed in the three-month fiscal 2021 period was due mainly to the decrease in the number of selling communities, offset, in part, by increased demand. The increase in the number of net contracts signed in the nine-month fiscal 2021 period was mainly due to increased demand partially offset by a decrease in the number of selling communities. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to sales price increases and a shift in the number of contracts signed to more expensive areas and/or products.
The increases in income before income taxes in the fiscal 2021 periods were principally attributable to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2021 periods were primarily due to a shift in product mix/areas to higher-margin areas, sales price increases and lower interest expense as a percentage of home sales revenues.
Mid-Atlantic

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$276.9	$201.3	38%	$659.1	$556.6	18%
Units delivered	361	305	18%	892	848	5%
Average delivered price ($ in thousands)	$766.9	$659.9	16%	$738.9	$656.4	13%

Net Contracts Signed:
Net contract value ($ in millions)	$314.7	$334.5	(6)%	$966.1	$723.9	33%
Net contracted units	361	478	(24)%	1,120	1,014	10%
Average contracted price ($ in thousands)	$871.9	$699.8	25%	$862.6	$713.9	21%

Home sales cost of revenues as a percentage of home sale revenues	82.9%	83.1%		80.9%	85.0%

Income before income taxes ($ in millions)	$25.4	$13.4	90%	$68.1	$20.2	237%

Number of selling communities at July 31,	40	42	(5)%

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
The decrease in the number of net contracts signed in the three-month fiscal 2021 period was mainly due to the decrease in the number of selling communities and the limited lot releases in certain communities. The increase in the number of net contracts signed in the nine-month fiscal 2021 period was mainly due to increased demand partially offset by a decrease in the number of selling communities and our limiting of lot releases in certain communities. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and sales price increases in the fiscal 2021 periods.
The increases in income before income taxes in the fiscal 2021 periods were mainly due to higher earnings from increased revenue, partially offset by higher SG&A costs. The three-month fiscal 2021 period was impacted by higher inventory impairment charges. The nine-month fiscal 2021 period benefited from lower home sales cost of revenues, as a percentage of home sale revenues, primarily due to a shift in product mix/areas to higher-margin areas, lower interest expense as a percentage of home sales revenues and the impact of purchase accounting on the fiscal 2020 period related to a builder acquisition in Georgia, which was completed in fiscal 2019. Additionally, the nine-month fiscal 2021 period benefited from lower inventory impairment charges and sales price increases. A $6.0 million gain recognized from an asset sale of a commercial property by one of our Land Development Joint Ventures was also recognized during the nine-month fiscal 2021 period with no similar gain in the nine-month fiscal 2020 period.
South

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$291.7	$276.3	6%	$788.8	$690.8	14%
Units delivered	435	410	6%	1,184	1,032	15%
Average delivered price ($ in thousands)	$670.6	$674.0	(1)%	$666.2	$669.4	—%

Net Contracts Signed:
Net contract value ($ in millions)	$585.6	$344.1	70%	$1,536.2	$861.8	78%
Net contracted units	736	538	37%	2,104	1,286	64%
Average contracted price ($ in thousands)	$795.6	$639.5	24%	$730.1	$670.1	9%

Home sales cost of revenues as a percentage of home sale revenues	76.1%	79.1%		76.6%	80.4%

Income before income taxes ($ in millions)	$41.4	$32.4	28%	$101.2	$61.6	64%

Number of selling communities at July 31,	79	67	18%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in the fiscal 2021 periods.
The increases in the number of net contracts signed in the fiscal 2021 periods were due principally to an increase in demand and an increase in the average number of selling communities in the fiscal 2021 periods, offset by our limiting of lot releases in certain communities. The increases in the average value of each contract signed in the fiscal 2021 periods were primarily due to sales price increases in the fiscal 2021 periods and a shift in the number of contracts signed to more expensive areas.
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

Mountain

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$553.2	$425.4	30%	$1,363.0	$1,026.0	33%
Units delivered	755	612	23%	1,885	1,518	24%
Average delivered price ($ in thousands)	$732.7	$695.1	5%	$723.1	$675.9	7%

Net Contracts Signed:
Net contract value ($ in millions)	$846.5	$561.8	51%	$2,518.3	$1,281.3	97%
Net contracted units	956	801	19%	3,150	1,800	75%
Average contracted price ($ in thousands)	$885.5	$701.4	26%	$799.5	$711.8	12%

Home sales cost of revenues as a percentage of home sale revenues	76.6%	78.8%		77.8%	79.3%

Income before income taxes ($ in millions)	$85.1	$53.1	60%	$173.2	$103.9	67%

Number of selling communities at July 31,	100	83	20%
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
The increases in the number of net contracts signed in the fiscal 2021 periods were primarily due to increased demand and an increase in the average number of selling communities in the fiscal 2021 periods, offset by our limiting of lot releases in certain communities. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to sales price increases.
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
Pacific

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$524.0	$406.4	29%	$1,313.7	$1,225.1	7%
Units delivered	386	263	47%	959	819	17%
Average delivered price ($ in thousands)	$1,357.5	$1,545.3	(12)%	$1,369.9	$1,495.8	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$713.4	$536.7	33%	$2,065.1	$1,320.5	56%
Net contracted units	517	393	32%	1,478	974	52%
Average contracted price ($ in thousands)	$1,380.0	$1,365.6	1%	$1,397.2	$1,355.7	3%

Home sales cost of revenues as a percentage of home sale revenues	76.8%	73.1%		76.4%	74.8%

Income before income taxes ($ in millions)	$85.0	$76.8	11%	$206.7	$207.9	(1)%

Number of selling communities at July 31,	34	45	(24)%
The increases in the number of homes delivered in the fiscal 2021 periods were mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019 and higher backlog conversion. The decreases in the average price of homes delivered in fiscal 2021 periods were primarily due to a shift in the number of homes delivered to less expensive areas and/or products, primarily in Washington and California, offset, in part, by sales price increases in the fiscal 2021 periods.
The increases in the number of net contracts signed in the fiscal 2021 periods were primarily due to an increase in demand, offset, in part, by a decrease in the average number of selling communities in the fiscal 2021 periods and the limited lot releases in certain communities. The increases in the average value of each contract signed in the fiscal 2021 periods were mainly due to sales price increases, offset, in part, by a shift in the number of contracts signed to less expensive areas and/or products.
The increase in income before income taxes in the fiscal 2021 three-month period was mainly due to higher earnings from increased revenues offset by higher home sales cost of revenues, as a percentage of home sales revenues and higher SG&A costs in the fiscal 2021 period. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas. The decrease in income before income taxes in the fiscal 2021 nine-month period was mainly due to higher home sales cost of revenues, as a percentage of home sales revenues in the fiscal 2021 period, offset, in part, by higher sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas.
City Living

	Three months ended July 31,			Nine months ended July 31,
	2021	2020	Change	2021	2020	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$184.1	$26.4	597%	$249.9	$103.0	143%
Units delivered	108	20	440%	160	85	88%
Average delivered price ($ in thousands)	$1,704.6	$1,318.3	29%	$1,561.9	$1,211.8	29%

Net Contracts Signed:
Net contract value ($ in millions)	$69.0	$8.8	684%	$193.3	$83.9	130%
Net contracted units	45	3	1,400%	124	54	130%
Average contracted price ($ in thousands)	$1,533.3	$2,936.0	(48)%	$1,558.9	$1,553.7	—%

Home sales cost of revenues as a percentage of home sale revenues	60.0%	62.1%		63.1%	63.5%

Income before income taxes ($ in millions) (1)	$65.9	$9.6	586%	$111.1	$27.8	300%

Number of selling communities at July 31,	3	3	—%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
The increases in the number of homes delivered in the fiscal 2021 periods was mainly attributable to the low number of deliveries in the fiscal 2020 periods due to the COVID-19 pandemic, in particular in New York City and northern New Jersey. The increases in the average price of homes delivered in fiscal 2021 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increases in the number of net contracts signed in the fiscal 2021 periods were mainly due to an increase in demand in fiscal 2021 coupled with the low number of net contracts signed in the fiscal 2020 periods due to the COVID-19 pandemic. The year-over-year decrease in the average sales price of net contracts for the three-month period ended July 31 was skewed due to the lower number of sales (three) in the fiscal 2020 period.
The increases in income before income taxes in the fiscal 2021 periods was primarily due to increased home sales revenues, lower home sales cost of revenues, as a percentage of home sale revenues, offset by higher SG&A costs. The increase in income before income taxes in the fiscal 2021 nine-month period also benefited from gains of $38.3 million recognized from the sales of a parking garage and retail space associated with our Hoboken, New Jersey condominium projects and lower losses from our investments in unconsolidated entities in City Living. The lower home sales cost of revenues, as a percentage of home sale revenues in the fiscal 2021 periods were principally due to a shift in the number of homes delivered to buildings with higher margins and lower interest expense as a percentage of home sales revenues.

Corporate and Other
In the three months ended July 31, 2021 and 2020, loss before income taxes was $39.1 million and $47.1 million, respectively. The decrease in the loss before income taxes in the fiscal 2021 period was principally due to increased earnings from our investments in unconsolidated entities (principally the result of a $17.0 million gain from the sale of property by one of our Rental Property Joint Ventures) and higher volume-based earnings from our mortgage and title company operations, offset by higher SG&A costs.
In the nine months ended July 31, 2021 and 2020, loss before income taxes was $157.5 million and $134.7 million, respectively. The increase in the loss before income taxes in the fiscal 2021 period was principally due to a $35.2 million charge incurred related to early retirement of debt, a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner; higher SG&A costs; lower interest income; and an increase in losses in several Rental Property Joint Ventures related to the commencement of operations and lease up activities in the fiscal 2021 period. These increases were partially offset by a $17.0 million gain recognized in the fiscal 2021 period related to a property sale by one of our Rental Property Joint Ventures and higher earnings from our mortgage company operations primarily due to volume increases and wider spreads.

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
We provide information about our business and financial performance, including our company overview, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our Investor Relations website. Corporate governance information, including our codes of ethics, corporate governance guidelines, and board committee charters, is also available on our Investor Relations website. The content of our websites is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
The table below sets forth, at July 31, 2021, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2021	$35,297	3.52%	$13,210	0.28%
2022	467,663	5.68%	148,655	2.50%
2023	480,929	4.33%	—
2024	72,181	3.94%	—
2025	67,498	5.57%	—
Thereafter (b)	1,662,077	4.50%	650,000	1.39%
Bond discounts, premiums and deferred issuance costs, net	(6,280)		(2,367)
Total	$2,779,365	4.67%	$809,498	1.58%
Fair value at July 31, 2021	$3,000,521		$811,865
(a)    Based upon the amount of variable-rate debt outstanding at July 31, 2021, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.1 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of July 31, 2021. These interest rate swaps were designated as cash flow hedges.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2021, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2021 to May 31, 2021	1	$66.27	1	15,952
June 1, 2021 to June 30, 2021	913	$59.95	913	15,039
July 1, 2021 to July 31, 2021	741	$54.83	741	14,298
Total	1,655	$57.66	1,655
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2021, we withheld 1,889 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $113,000 of income tax withholdings and we issued the remaining 5,467 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2021, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2021.
Dividends
During the nine months ended July 31, 2021, we paid cash dividends of $0.45 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At July 31, 2021, under our bank credit agreements, we could have paid up to approximately $2.82 billion of cash dividends.

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, filed on September 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 2, 2021	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 2, 2021	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)