Form 10-K
period 2021-10-31
Toll Brothers, Inc.
filed 2021-12-17
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2021, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $7,177,356,000.
As of December 14, 2021, there were approximately 120,360,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2022 Annual Meeting of Stockholders, scheduled to be held on March 8, 2022, are incorporated by reference into Part III of this report.

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
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached home, attached home, master-planned resort-style golf, and urban low-, mid-, and high-rise communities. This is done principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult and second-home buyers in the United States (“Traditional Home Building Product”), as well as urban and suburban renters under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. We also design, build, market, and sell urban low-, mid-, and high-rise condominiums through Toll Brothers City Living® (“City Living”). At October 31, 2021, we were operating in 24 states, and in the District of Columbia.
In the five years ended October 31, 2021, we delivered 42,005 homes from 835 communities, including 9,986 homes from 497 communities in fiscal 2021. At October 31, 2021, we had 995 communities in various stages of planning, development or operations containing approximately 80,900 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $9.50 billion (10,302 homes) at October 31, 2021; we expect to deliver over 90% of these homes in fiscal 2022.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology, and landscaping subsidiaries. In addition, in certain regions we operate our own lumber distribution, house component assembly and component manufacturing operations.
We are developing several land parcels for master-planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master-planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
In addition to our residential for-sale business, we also develop and operate urban and suburban for-rent apartment communities primarily through joint ventures. These projects are located in various metropolitan areas throughout the country and are being operated or developed, (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. At October 31, 2021, we or joint ventures in which we have an interest, controlled 59 land parcels as for-rent apartment projects containing approximately 19,500 planned units.
See “Investments in Unconsolidated Entities” below for more information relating to our joint ventures.
Our Communities and Homes
Our traditional home building communities are generally located in affluent suburban areas near major transit hubs and highways that provide access to employment and urban centers. They are generally located on land we have either acquired and developed or acquired fully approved and, in some cases, improved. Our City Living division is currently selling units out of urban mid- and high-rise communities in Hoboken and Jersey City, New Jersey and New York City, New York, and also has planned developments in New York City, New York; Northern New Jersey; Philadelphia, Pennsylvania; a suburb of Washington, D.C.; Los Angeles, California; and Seattle, Washington.
At October 31, 2021, we were operating in the following major suburban and urban residential markets:
•Boston, Massachusetts, metropolitan area
•Fairfield, Hartford, and New Haven Counties, Connecticut
•Westchester and Dutchess Counties, New York
•New York City
•Long Island, New York
•Central and northern New Jersey

•Philadelphia, Pennsylvania, metropolitan area
•Lehigh Valley area of Pennsylvania
•Virginia and Maryland suburbs of Washington, D.C.
•Delaware
•Raleigh and Charlotte, North Carolina, metropolitan areas
•Nashville, Tennessee
•Charleston, Greenville, Hilton Head and Myrtle Beach, South Carolina
•Atlanta, Georgia, metropolitan area
•Southeast and southwest coasts and the Jacksonville, Orlando, and Tampa areas of Florida
•Detroit, Michigan, metropolitan area
•Chicago, Illinois, metropolitan area
•Dallas, Houston, Austin, and San Antonio, Texas, metropolitan areas
•Denver, Colorado, metropolitan area, Fort Collins and Colorado Springs, Colorado
•Phoenix, Arizona, metropolitan area
•Las Vegas and Reno, Nevada, metropolitan areas
•Boise, Idaho, metropolitan area
•Salt Lake City, Utah, metropolitan area and St. George/Southern Utah
•San Diego and Palm Springs, California,
•Los Angeles, California, metropolitan area, and Orange County
•San Francisco Bay, Sacramento, and San Jose areas of northern California
•Seattle and Spokane, Washington, metropolitan areas, and
•Portland, Oregon, metropolitan area.
We develop individual stand-alone single-product communities as well as multi-product, master-planned communities. Our master-planned communities enable us to offer multiple home types and sizes to a broad range of move-up, first-time, empty-nester, active-adult, and second-home buyers. We seek to realize efficiencies from shared common costs, such as land development and infrastructure, over the several communities within the master-planned community.
Each of our detached home communities offers several home plans with the opportunity for home buyers to select various structural options and exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees, foliage and other natural features whenever feasible, and curving street layouts to allow relatively few homes to be seen from any vantage point. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to detail gives each community a diversified neighborhood appearance that enhances home values.
Our traditional attached home communities generally offer one- to four-story homes, provide for select exterior options, and often include commonly owned recreational facilities, such as clubhouses, playing fields, swimming pools, and tennis courts.
We are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. Increasingly, we are modifying designs and the number of options we provide in order to continue to offer our customers a curated experience while gaining efficiencies in the home building process, particularly in respect to our affordable luxury product. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs.
In our Traditional Home Building Product communities, a wide selection of options is available to home buyers for additional charges. The number and complexity of options in our Traditional Home Building Product typically increase with the size and base sales price of our homes. Major options include home offices, fitness rooms, multi-generational living suites, finished basements, and spacious indoor/outdoor living areas. We also offer numerous interior fit-out options such as flooring, wall tile, plumbing, cabinets, fixtures, appliances, lighting, and home-automation and security technologies.
We market our high-quality homes to both upscale luxury and affordable luxury home buyers. Our luxury homes are marketed primarily to buyers who generally have previously owned a home and who are seeking to buy a larger or more desirable home — the so-called “move-up” market. Our affordable luxury homes are marketed primarily to more affluent first-time buyers. We believe our reputation as a builder of luxury homes in these markets enhances our competitive position with respect to the sale of our smaller, more moderately priced homes.
We continue to pursue growth initiatives by expanding our geographic footprint and by broadening our product lines and price points to appeal to buyers across the demographic spectrum. In addition to our traditional “move-up” home buyer, we are focusing on the “empty-nester” market, the millennial generation, and the affordable luxury buyer.
We market to the “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as single-story living and first-floor primary bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, fitness and recreation centers that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2021, we were selling from 54 age-restricted active-adult communities, in which at least one home occupant must be at least 55 years of age.
With the millennial generation in its prime family formation years, we also continue to focus on this group with our core suburban homes, affordable luxury offerings, urban condominiums and luxury rental apartment products.
Through our City Living brand, we have developed and are developing, on our own or through joint ventures with third parties, a number of high-density, low-, mid-, and high-rise urban luxury communities to serve affluent move-up families, empty-nesters, and young professionals who are seeking to live in or close to major cities.
A majority of our City Living communities are high-rise projects and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced. By the time construction has been completed, we typically have a significant number of homes under contract with buyers in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered quickly. Currently, we anticipate that the majority of our future communities in our City Living division will be developed through joint ventures with third parties.
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
At October 31, 2021, we were selling homes from 340 communities, compared to 317 communities at October 31, 2020, and 333 communities at October 31, 2019.

The following table summarizes certain information with respect to our operating communities at October 31, 2021:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed (Backlog)	Home sites available
Traditional Home Building:
North	93	64	11,442	6,158	1,724	3,560
Mid-Atlantic	53	38	5,805	3,067	1,053	1,685
South	110	84	13,144	5,260	2,470	5,414
Mountain	126	105	17,105	5,157	3,598	8,350
Pacific	71	47	7,462	2,866	1,444	3,152
Traditional Home Building	453	338	54,958	22,508	10,289	22,161
City Living	2	2	321	290	13	18
Total	455	340	55,279	22,798	10,302	22,179
At October 31, 2021, significant site improvements had not yet commenced on approximately 15,300 of the 22,179 available home sites. Of the 22,179 available home sites, approximately 4,600 were not yet owned by us but were controlled through options.
Of our 455 operating communities at October 31, 2021, a total of 340 communities were offering homes for sale; and the remaining operating communities primarily relate to communities that were sold out but not all homes had been completed and delivered. Of the 340 communities in which homes were being offered for sale at October 31, 2021, a total of 250 were detached home communities and 90 were attached home communities.
At October 31, 2021, we had 866 homes (exclusive of 432 model homes) under construction or completed but not under contract in our traditional communities, of which 458 were affordable luxury homes, 261 were luxury homes, and 147 were active-adult homes. At October 31, 2021, we had 14 homes (exclusive of model homes) under construction or completed but not under contract in two City Living communities that were wholly owned.
As a result of the breath of our products and geographic footprint, we have a wide range of base sales prices for our homes. The percentage of the 9,986 homes delivered in fiscal 2021 within the various ranges of base sales price was as follows:

Range of Base Sales Price	Percentage of Homes Delivered in Fiscal 2021
Less than $500,000	19%
$500,000 to $750,000	35%
$750,000 to $1,000,000	22%
$1,000,000 to 2,000,000	20%
More than $2,000,000	4%

Of the homes delivered in fiscal 2021, approximately 18% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 69% of the sales price of the home.
The table below provides the average value of options purchased by our home buyers, including lot premiums, and the value of the options as a percent of the base sales price of the homes purchased in fiscal 2021, 2020, and 2019:

	2021		2020		2019
	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price
Overall	$168	23.9%	$173	25.5%	$178	24.4%
Traditional Home Building Product
Detached	$193	28.4%	$198	28.8%	$203	26.6%
Attached	$105	15.3%	$98	15.7%	$99	18.8%
City Living Product	$24	1.4%	$47	3.8%	$31	2.5%

In general, the ability to purchase a premium lot or customize a home with structural options and interior finishes varies widely across our product lines, which may result in significant variation in the option value as a percentage of base sales price. For example, our attached homes and City Living condominiums do not offer the opportunity for buyers to add significant structural options to their homes and thus they have a smaller option value as a percentage of base sales price.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Acquisitions
As part of our strategy to continue expanding our geographic footprint and product offerings, in fiscal 2021, we acquired substantially all of the assets and operations of StoryBook Homes, LLC (“StoryBook”), a privately-held home builder serving the Las Vegas, Nevada market, for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements.
In fiscal 2020, we acquired substantially all of the assets and operations of The Thrive Group, LLC (“Thrive”), an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee. We also acquired substantially all of the assets and operations of Keller Homes, Inc. (“Keller”), a builder with operations is Colorado Springs, Colorado. The aggregate purchase price for these acquisitions was approximately $79.2 million in cash. The assets acquired were primarily inventory, including approximately 1,100 home sites owned or controlled through land purchase options.
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $92.8 million and $69.6 million, respectively, in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase options.
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses that assist us in evaluating the acquisition. These analyses may include soil tests, environmental studies, an evaluation of necessary zoning and other governmental entitlements and extensive market research to evaluate which of our product offerings are appropriate for the market. In addition to purchasing land parcels outright, we are increasingly attempting to enter into option agreements and other arrangements to defer the acquisition of land until we are closer in time to delivering the completed home to our customer. We have also entered into several joint ventures with other builders, financial partners, or developers to develop land for the use of the joint venture participants or for sale to third parties. These structures are generally more capital efficient than outright land purchases that occur earlier in the entitlement and development process.
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage our capital, where practicable, we enter into option agreements (also referred to herein as “land purchase contracts,” “purchase agreements,” or “options”) to purchase land, on a non-recourse basis, thereby limiting our financial exposure to amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of the cost of the option (the “deposit”). Option agreements enable us to obtain necessary governmental approvals before we acquire title to the land, and allow us to acquire lots over a specified period of time at pre-determined prices. The use of these agreements may increase our overall cost basis in the land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to forego or delay the acquisition to a later date. In prior periods, as approvals were obtained, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, in some cases by making an additional payment and, in other cases, without making any additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. In certain instances, our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2021 and 2020, we acquired control of approximately 27,700 and 12,400 home sites, respectively, net of options terminated and lots sold. At October 31, 2021, we controlled approximately 80,900 home sites, as compared to approximately 63,200 home sites at October 31, 2020. At October 31, 2021 and October 31, 2020, our percentage of optioned versus owned lots was 55% and 43%, respectively.

We are developing several parcels of land for master-planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master-planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners. At October 31, 2021, our Land Development Joint Ventures owned approximately 23,700 home sites. At October 31, 2021, we had agreed to acquire 190 home sites and expect to purchase approximately 5,800 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability to continue development activities over the long term will depend on, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.
The following is a summary of home sites for future communities that we either owned or controlled through options or purchase agreements at October 31, 2021, as distinguished from our operating communities:

	Number of communities	Number of home sites
Traditional Home Building:
North	59	4,542
Mid-Atlantic	154	12,996
South	132	12,119
Mountain	126	13,023
Pacific	62	5,016
Traditional Home Building	533	47,696
City Living	7	690
Total	540	48,386
Of the 48,386 planned home sites at October 31, 2021, we owned 8,245 and controlled 40,141 through options and purchase agreements.
At October 31, 2021, the aggregate purchase price of land parcels subject to option and purchase agreements in operating communities and future communities was approximately $4.45 billion (including $10.0 million of land to be acquired from joint ventures in which we have invested). Of the $4.45 billion of land purchase commitments, we paid or deposited $336.4 million. If we acquire all of these land parcels, we will be required to pay an additional $4.12 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from this aggregate purchase price because we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
Community Development
We expend considerable effort in developing a plan for each community, which includes determining the size, style, and price range of the homes; the layout of the streets and individual home sites; and the overall community design. After the necessary governmental subdivision and other approvals have been obtained, which may take several years, we improve the land by clearing and grading it; installing roads, underground utilities, recreational amenities, and distinctive entrance features; and staking out individual home sites.
We act as a general contractor for most of our projects. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We generally have multiple sources for the materials we purchase. Due to the current strong demand for homes, periodic supply chain disruptions and the constrained availability of certain building products, housing components and construction labor as a result of the pandemic and other factors, the production cycle in many of our markets has elongated. Due to these supply chain and other challenges, we are routinely monitoring our lot releases and the pace of new orders to balance sales volume and production capacity. See “Risk Factors – General Risk Factors” in Item 1A and “Manufacturing/Distribution Facilities” in Item 2 of this Form 10-K.
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
The most significant variable affecting the timing of our sales, other than housing demand, is the opening of the community for sale, which occurs after receipt of final land regulatory approvals. Receipt of approvals allows us to begin the process of obtaining executed sales contracts from home buyers. Although our sales and construction activities vary somewhat by season, which can affect the timing of closings, any such seasonal effect is relatively insignificant compared to the effect of the timing of receipt of final regulatory approvals, the opening of the community, and the subsequent timing of closings.
Marketing and Sales
We believe that our marketing strategy for our Traditional Home Building Products has enhanced our reputation as a builder and developer of high quality luxury homes. We believe this reputation results in greater demand for all of our product types. We generally include attractive design features even in our less expensive homes, based on our belief that these enhancements improve our marketing and sales effort.
In determining the prices for our homes, in addition to management’s extensive experience, we utilize an internally developed value analysis program that compares our homes with homes offered by other builders and competitive resale homes in each local market area. In our application of this program, we assign a positive or negative dollar value to differences between our product features and those of our competitors, such as home and community amenities, location, and reputation.
We typically have a sales center in each community that is staffed by our own sales personnel. Sales personnel are generally compensated with both salary and commission. A significant portion of our sales is also derived from the introduction of customers to our communities by local real estate agents, to whom we pay a real estate agent commission.
We expend great effort and cost in designing and merchandising our model homes, which play an important role in our marketing. Interior merchandising varies among the models and is carefully selected to reflect the lifestyles of prospective buyers.
Visitors to our website, www.TollBrothers.com, can obtain detailed information regarding our communities and homes across the country, take panoramic or video tours of our homes, and design their own homes based upon our available floor plans and options. We have increasingly focused our marketing efforts to the digital environment for media buying and have adopted a number of virtual tools and techniques to allow our sales personnel to engage in remote interactions with potential customers.
We have a two-step sales process. The first step takes place when a potential home buyer visits one of our communities (either in person or virtually) and decides to purchase one of our homes, at which point the home buyer signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home buyer has selected. This deposit also locks in the base price of the home. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog. Deposit rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, we determine whether the base sales prices in that community should be increased. If demand for the homes in a particular community is weak, we determine whether or not sales incentives and/or discounts on home prices should be adjusted.
The second step in the sales process occurs when we sign a binding agreement of sale contract with the home buyer and the home buyer provides a larger cash down payment that is generally non-refundable. Cash down payments averaged approximately 7% of the total purchase price of a home at the end of fiscal year 2021. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, which typically takes about three weeks, the home buyer is required to complete a financial questionnaire that gives us the ability to evaluate whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale with the home buyer. During fiscal 2021, 2020, and 2019, our customers signed net contracts for $11.54 billion (12,472 homes), $8.00 billion (9,932 homes), and $6.71 billion (8,075 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether the cancelled contracts were originally signed in that reporting period or in a prior period. Additionally, all options selected during the reporting period are reported as sales in that reporting period regardless of when the original contract was signed. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are reported as contracts and included in backlog.

Customer Mortgage Financing
We maintain relationships with a diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that national, regional and community banks continue to recognize the long-term value in creating relationships with our affluent home buyers, and these banks continue to provide these customers with financing. We believe that our home buyers generally are, and should continue to be, better able to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Our mortgage subsidiary, TBI Mortgage Company, provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage that the home buyer is seeking based upon information provided by the home buyer and other sources. For those home buyers who qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions.
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBI Mortgage Company financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2021	9,986	4,364	43.7%	$2,160.8
2020	8,496	3,782	44.5%	$1,757.5
2019	8,107	3,259	40.2%	$1,572.1
*    Amounts exclude brokered and referred loans, which amounted to approximately 5.6%, 4.7%, and 4.0% of our home closings in fiscal 2021, 2020, and 2019, respectively.
Prior to the actual closing of the home and funding of the mortgage, the home buyer may lock in an interest rate based upon the terms of the commitment. At the time of rate lock, our mortgage subsidiary agrees to sell the proposed mortgage loan to one of several third-party established mortgage financing institutions (“investors”) that are willing to honor the terms and conditions, including the interest rate, committed to the home buyer. We believe that these investors have adequate financial resources to honor their commitments to our mortgage subsidiary. Mortgage loans are sold to investors with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan, and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market.
At October 31, 2021, our mortgage subsidiary was committed to fund $3.23 billion of mortgage loans. Of these commitments, $528.1 million, as well as $244.4 million of mortgage loans receivable, had “locked-in” interest rates as of October 31, 2021. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $772.5 million of these locked-in loans and receivables. Our home buyers have not locked in the interest rate on the remaining $2.71 billion of mortgage loan commitments as of October 31, 2021.
Backlog
We had a backlog of $9.50 billion (10,302 homes) at October 31, 2021; $6.37 billion (7,791 homes) at October 31, 2020; and $5.26 billion (6,266 homes) at October 31, 2019. Of the 10,302 homes in backlog at October 31, 2021, approximately 90% are expected to be delivered by October 31, 2022.
Competition
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes also provide competition. We compete primarily on the basis of price, location, design, quality, service, and reputation. We believe our financial stability, relative to many other home builders in our industry, is a favorable competitive factor.
Seasonality
Our quarterly operating results typically fluctuate with the seasons. A significant portion of our agreements of sale are generally entered into with customers in the winter and spring months. Weather-related events can delay housing starts and closings and increase costs. See “Risk Factors – Risks Related to Our Business and Industry – Our quarterly operating results may fluctuate due to the seasonal nature of our business” and “– Adverse weather conditions, natural disasters, and other conditions could disrupt the development of our communities, which could harm our sales and results of operation” in Item 1A of this Form 10-K.
Investments in Unconsolidated Entities
We have investments in joint ventures (i) to develop lots for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments, commercial space and hotels (“Rental Property Joint Ventures”); and (iv) to invest in distressed loans and real estate and provide financing and land banking for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). At October 31, 2021, we had investments of $599.1 million in these unconsolidated entities and were committed to invest or advance up to an additional $248.0 million to these entities if they require additional funding.
In fiscal 2021, 2020, and 2019, we recognized income from the unconsolidated entities in which we had an investment of $74.0 million, $0.9 million, and $24.9 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $21.8 million in fiscal 2021, $17.6 million in fiscal 2020, and $21.8 million in fiscal 2019.
Land Development Joint Ventures
At October 31, 2021, we had investments in 12 Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2021, we had approximately $243.8 million invested in our Land Development Joint Ventures and funding commitments of $173.8 million to nine of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2021, seven of these joint ventures had aggregate loan commitments of $422.4 million and outstanding borrowings against these commitments of $328.2 million. At October 31, 2021, our Land Development Joint Ventures owned approximately 23,700 home sites.
At October 31, 2021, we had agreed to acquire 190 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of approximately $10.0 million. In addition, we expect to purchase approximately 5,800 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date. We count lots in these joint ventures as optioned lots if we have a contractual right to acquire them.
Home Building Joint Ventures
At October 31, 2021, we had an aggregate $12.9 million of investments in our Home Building Joint Ventures to develop luxury for-sale homes. In fiscal 2021, the value of net contracts signed by our Home Building Joint Ventures was $81.8 million (29 homes), and they delivered $88.5 million (32 homes) of revenue.
Rental Property Joint Ventures
As part of our strategy to expand product lines, over the past several years, we acquired control of a number of land parcels to be developed as for-rent apartment projects, including several student housing sites. At October 31, 2021, we had an aggregate of $316.6 million of investments in 32 Rental Property Joint Ventures. At October 31, 2021, we or joint ventures in which we have an interest controlled 59 land parcels that are planned as for-rent apartment projects containing approximately 19,500 units. At October 31, 2021, joint ventures in which we had an interest had aggregate loan commitments of $2.35 billion and outstanding borrowings against these commitments of $1.34 billion. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2021, we announced a strategic partnership with Equity Residential, an NYSE-listed company focused on the acquisition, development and management of residential rental properties, to selectively acquire and develop sites for new rental apartment communities in metro Boston, MA; Atlanta, GA; Austin, TX; Denver, CO; Orange County/San Diego, CA; Seattle, WA; and Dallas-Fort Worth, TX. The strategic partnership has an initial term of three years. For selected projects, Equity Residential is expected to invest 75% of the equity and we are expected to invest the remaining 25% of the equity. It is expected that each project will also be financed with approximately 60% leverage. Equity Residential will have the option to acquire each property upon stabilization. The parties have targeted an initial minimum co-investment of $733.0 million in combined equity, or $1.83 billion in aggregate value, assuming 60% leverage. In connection with this strategic partnership, our apartment living division will act as the managing member of each project, overseeing approvals, design and construction for which we will receive development, construction management, and financing fees, as well as a promoted interest to be realized upon the sale of each property. We have agreed, with limited exceptions, to develop apartment projects exclusively with Equity

Residential in the designated metro markets. In connection with this strategic partnership, Equity Residential will receive fees for property management, leasing and marketing services, as well as construction oversight. In the fourth quarter of fiscal 2021, we entered into three joint ventures with Equity Residential under this arrangement. We also continue to evaluate potential strategic partnerships for our apartment projects in metro markets that are not designated to be developed exclusively with Equity Residential.
At October 31, 2021, we had approximately 3,200 units in for-rent apartment projects that were occupied or ready for occupancy, 1,500 units in the lease-up stage, 9,200 units in the design phase or under development, and 5,600 units in the planning stage. Of the 19,500 units at October 31, 2021, 11,000 were owned by joint ventures in which we have an interest, approximately 3,600 were owned by us, and 4,900 were under contract to be purchased by us.
Gibraltar Joint Ventures
Over the past three years, we, through Gibraltar, entered into several ventures with an institutional investor to provide financing and land banking to residential buildings and developers. We have an approximate 25% interest in these ventures. These ventures will finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2021, we had an investment of $25.8 million in these ventures.
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
We also are subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning protection of public health and the environment (“environmental laws”). The particular environmental laws that apply to any given community vary according to the location and environmental condition of the site and the present and former uses of the site. An increased regulatory focus on reducing greenhouse gas emissions has lead to legislative mandates in certain jurisdictions that require new homes to be more energy efficient than existing homes, or that mandate energy efficient features, such as solar panels, be included in new construction. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.
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
Human Capital Resources
At October 31, 2021, we employed approximately 5,100 persons full-time, as compared to approximately 4,500 employees at October 31, 2020. At October 31, 2021, less than 2% of our employees were covered by a collective bargaining agreement.
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
In response to the COVID-19 pandemic, during fiscal 2020 we implemented enhanced safety protocols and procedures to protect our employees, our subcontractors and our customers. Many of these protocols have evolved and were continued throughout fiscal 2021 in accordance with regulations from federal, state and local government agencies and taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, many of the modifications that we made to the way we conduct certain aspects of our business have become more permanent. For example, we continue to use and expand technologies that allow for virtual interactions in many aspects of our business, including customer facing activities. Many administrative and operational routines have been modified as a result of the pandemic as well, including with respect to providing our employees with greater flexibility to work remotely. Many of these modifications have been well received by our employees with minimal disruption to our operations. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see “Risk Factors - Public health issues such as the COVID-19 pandemic have adversely affected, and could in the future adversely affect, our business or financial results” in “Item 1A” of this Form 10-K.
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
We provide information about our business and financial performance, including our Company Overview, on our Investor Relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on the Investor Relations portion of our website. Further corporate governance information, including our code of ethics and business conduct, corporate governance guidelines, and board committee charters, is also available on the Investor Relations portion of our website. The content of our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: the impact of COVID-19 on the U.S. economy, the markets in which we operate or may operate, and on our business; our strategic priorities; our land acquisition, land development and capital allocation priorities; market conditions; inflation rates; demand for our homes; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information about our executive officers is incorporated by reference from “Part III, Item 10” of this Form 10-K.
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
We are subject to demand fluctuations in the housing industry. Any reduction in demand would adversely affect our business, results of operations, and financial condition.
Demand for our homes and rental apartments is subject to fluctuations, often due to factors outside of our control, such as employment levels, consumer confidence and spending, housing demand, availability of financing for homebuyers, interest rates, availability and prices of new homes compared to existing inventory, and demographic trends. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could adversely affect our business, results of operations, and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in mortgage interest rates, employment levels, job growth, consumer confidence, perceptions regarding the strength of the housing market, and population growth, or an oversupply of homes for sale may reduce demand or depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could adversely affect our results of operations and financial condition.
Significant inflation, higher interest rates or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing costs of land, materials and labor, and interest rates. All of these factors can have a negative impact on housing affordability. In a highly inflationary environment, we may be unable to raise the sales prices of our homes at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of capital, labor and materials can increase, which could have an adverse impact on our business or financial results.
Alternatively, deflation could cause an overall decrease in spending and borrowing capacity, which could lead to deterioration in economic conditions and employment levels. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.
We cannot guarantee that (i) our strategies, which include expanding our geographic footprint, product lines and price points, and becoming a more capital and operationally efficient home builder, and any related initiatives or actions, will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) we will perform in any period as well as other home builders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.
Negative publicity could negatively impact sales, which could cause our revenues or results of operations to decline.
Our business is dependent upon the appeal of the Toll Brothers brand, and its association with quality and luxury is integral to our success. Our strategy includes growing our business by expanding our luxury brand to new price points, product lines and geographies, including expansion of our affordable luxury products. If we are unable to maintain the position of the Toll Brothers brand, our business may be adversely affected by diminishing the distinctive appeal of the brand and tarnishing its image. This could result in lower sales and earnings.
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
We can also be affected by poor relations with the residents of communities we develop because efforts made by us to resolve issues or disputes that may arise in connection with the operation or development of their communities, or in connection with the transition of a homeowners association, could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation. In addition, we could decide or be required to make material expenditures related to the settlement of such issues or disputes, which could adversely affect the results of our operations.

A significant portion of our revenues and income from operations is generated from California in our Traditional Home Building segment.
A significant portion of our revenues and income from operations are concentrated in California. Factors beyond our control could have a material adverse effect on our revenues and/or income from operations generated in California. These factors include, but are not limited to: changes in the regulatory and fiscal environment; prolonged economic downturns; high levels of foreclosures; lack of affordability; a decline in foreign buyer demand; severe weather including drought; the risk of local governments imposing building moratoriums; natural disasters such as earthquakes and wild fires; environmental incidents; and declining population and/or growth rates and the related reduction in housing demand in this region. If home sale activity or sales prices decline in California, our costs may not decline at all or at the same rate and, as a result, our consolidated financial results may be adversely affected.
In the construction of a high-rise building, whether a for-sale or a for-rent property, we incur significant costs before we can begin construction, sell and deliver the units to our customers, or commence the collection of rent and recover our costs. We may be subject to delays in construction that could lead to higher costs that could adversely affect our operating results. Changing market conditions during the construction period could negatively impact sales prices and rents, which could adversely affect our operating results.
Before a high-rise building generates any revenues, we make significant expenditures to acquire land; to obtain permits, development approvals, and entitlements; and to construct the building. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a high-rise building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, our relationship with any joint venture partners that may be involved in a project, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during this period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire the land and construct the building). These costs can be significant and can adversely affect our operating results. In addition, if values of the building or units decline, we may also be required to recognize material write-downs of the book value of the building in accordance with U.S. generally accepted accounting principles.
Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, the home buyer’s inability to obtain mortgage financing, the home buyer’s inability to sell their current home, or our inability to complete and deliver the home within the specified time. At October 31, 2021, we had 10,302 homes with a sales value of $9.50 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
The home building industry is highly competitive, and, if other home builders are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment in which we face competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, raw materials, and skilled management and labor resources. We also compete with the resale home market, also referred to as the “previously owned” or “existing” home market. An oversupply of homes available for sale or the heavy discounting of home prices by some of our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions can have any of the following impacts on us: delivery of fewer homes; sale of fewer homes; higher cancellations by our home buyers; an increase in selling incentives and/or reduction of prices; and realization of lower gross margins due to lower sales prices or an inability to increase sales prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
If land is not available at reasonable prices, our sales and results of operations could decrease.
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2021, we had approximately 80,900 home sites that we owned or controlled through options. In the future, changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at prices that will allow us to make a reasonable profit. If the supply of land appropriate for the development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
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
We have investments in and commitments to certain joint ventures with unrelated parties. These joint ventures generally borrow money to help finance their activities. In certain circumstances, the joint venture participants, including us, are required to provide guarantees of certain obligations relating to the joint ventures. In most of these joint ventures, we do not have a controlling interest and, as a result, are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant.
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
Our mortgage subsidiary, TBI Mortgage Company, is subject to various state and federal statutes, rules, and regulations, including those that relate to licensing, lending operations, and other areas of mortgage origination and financing. The impact of those statutes, rules, and regulations can increase our home buyers’ cost of financing, increase our cost of doing business, and restrict our home buyers’ access to some types of loans.
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
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of products we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these underlying assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
Over the past several years, we have had a significant number of water intrusion claims related to homes we built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges.
Our multi-unit buildings are subject to fluctuations in delivery volume due to their extended construction time, levels of pre-sales, and quick delivery of units once buildings are complete.
Our quarterly operating results will fluctuate depending on the timing of completion of construction of our multi-unit buildings, levels of pre-sales, and the relatively short delivery time of the pre-sold units once the building is completed. Depending on the number of multi-unit buildings that are completed in a quarter, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
Changes in tax laws could reduce or eliminate tax deductions or incentives for homeowners and could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our results of operations. Further, while we believe that our recorded tax balances are adequate, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material adverse impact on our operating results. We have filed our tax returns in prior years based upon certain filing positions we believe are appropriate. If the Internal Revenue Service or state taxing authorities disagree with these filing positions, we may owe additional taxes, which could be material.
We are subject to extensive environmental regulations, which may cause us to incur additional operating expenses, subject us to longer construction cycle times, or result in material fines or harm to our reputation.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we own or develop. In addition, an increased regulatory focus on reducing greenhouse gas emissions has lead to legislative mandates in certain jurisdictions that require new homes to be more energy efficient than existing homes, or that mandate energy efficient features, such as solar panels, be included in new construction. The environmental regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and home building activity. In addition, noncompliance with these regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments, whether or not we were responsible for such conditions, may result in claims against us for personal injury, property damage or other losses.
From time to time, the United States Environmental Protection Agency and other federal or state agencies review home builders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on home builders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage, as well as residential building codes and zoning regulations designed to counteract climate change or otherwise enhance the sustainability of the environment. Any or all of these changes could increase our costs to develop homes and adversely affect our financial condition and results of operations.
Failure by our employees or representatives to comply with laws and regulations may harm us.
We are required to comply with laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, title and escrow operations, sales, and warranty. It is possible that our employees or entities engaged by us, such as subcontractors, could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers could be damaged.
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
Currently, the strong demand for homes has caused multiple disruptions in our supply chain, and has resulted in shortages in certain building materials and tightness in the labor market. This has caused our construction cycle to lengthen and costs of building materials to increase. If shortages and cost increases in building materials and tightness in the labor market persist for a prolonged period of time, our profit margins and results of operations could be adversely impacted.
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
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of one of our traditional homes typically proceeds after signing the agreement of sale with our customer and typically require 9 to 12 months to complete, although construction times can extend beyond 12 months in periods of high demand or when materials and labor shortages are widespread - conditions that characterize the current environment. In addition, weather-related problems may occur from time to time, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
We are in the midst of a multi-year process of implementing a complex new enterprise resource planning system (“ERP”). The ERP implementation requires the integration of the new ERP with multiple new and existing information systems and business processes, and is designed to accurately maintain our books and records and provide information to our management teams important to the operation of the business. Our ERP implementation will continue to require ongoing investment. If the system as it currently stands or after necessary investments does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be negatively impacted. Additionally, conversion from our old system to the ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our ERP mandated new procedures and many new controls over financial reporting. These procedures and controls are not yet mature in their operation and not fully tested by our internal auditors. If we are unable to adequately implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.
Risks Related to Indebtedness and Financing
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Substantially all of our revolving credit facility, which provides for approximately $1.90 billion in committed borrowing capacity, and our $650.0 million term loan mature in November 2026. In addition, $2.00 billion of our senior notes become due and payable at various times from April 2023 through November 2029. We cannot be certain that we will be able to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings may increase and our revenues may decrease or we could be precluded from continuing our operations at current levels.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we incur on our revolving bank credit facility and term loan (exclusive of the amount we have hedged with interest rate swap transactions as further described in Note 6 – “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in Item 15(a)1 of this Form 10-K) fluctuates based on changes in short-term interest rates and the amount of borrowings we incur. Increases in interest rates generally and/or any downgrade in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.
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
Risks Related to the COVID-19 Pandemic and Other External Factors
Public health issues such as the COVID-19 pandemic have adversely affected, and could in the future adversely affect, our business or financial results.
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In connection with the outbreak of the global COVID-19 pandemic in 2020, the United States declared a national emergency in March 2020 and the World Health Organization and the U.S. Centers for Disease Control and Prevention recommended containment and mitigation measures. Numerous states and municipalities have also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to mitigate the impact of COVID-19, including quarantines, stay-at-home orders and business closure mandates requiring that individuals substantially restrict daily activities and that businesses substantially modify, curtail or cease normal operations. Many of these measures are currently in place in, or are being contemplated by, many jurisdictions throughout the United States. Additional measures may be imposed by governmental authorities in the future as the country continues to experience periodic resurgences of the pandemic, especially the outbreak of new variants. Due to these restrictions, and in an effort to ensure the safety of our employees, customers, trade partners and the communities in which we operate, we have modified our business operations since the onset of the pandemic, which has resulted in, among other things, disruptions to our ability to deliver homes.
There is continuing significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration of the COVID-19 pandemic, the acceptance and effectiveness of vaccines, and the impact of COVID-19 and related containment and mitigation measures on our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control. If COVID-19 continues to have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be materially adversely impacted.
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
Our future success depends, to a significant degree, on the efforts of our senior management and our ability to attract qualified personnel. Our operations could be adversely affected if key members of our senior management leave the Company or we cannot attract qualified personnel to manage our business.
Information technology failures and data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records, including information provided by our customers. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional breach or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption, failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could impair our operations, damage our reputation, and cause us to lose customers, sales and revenue.
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
In 2019, certain of our loan applicants experienced identity theft that we determined had occurred through the unauthorized access of one of our third-party service provider’s information systems, and, in the first quarter of fiscal 2020, we were the direct target of an external cyber-attack that temporarily disrupted access to certain of our systems and may have resulted in the compromise of some proprietary internal data. Neither of these incidents has individually or in the aggregate resulted in any material liability to us, any material damage to our reputation, or any material disruption to our operations. However, as a result of a widespread increase in the frequency and number of cyber-attacks, we expect that we will continue to be the target of additional and increasingly sophisticated cyber-attacks and data security breaches, and the safeguards we have designed to help prevent these incidents from occurring may not be successful. Any further increase in the frequency or scope of cyber-attacks may exacerbate these data security risks. If we experience additional cyber-attacks or data security breaches in the future, we could suffer material liabilities, our reputation could be materially damaged, and our operations could be materially disrupted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated party, contains approximately 163,000 square feet and is located in Fort Washington, Pennsylvania.
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 225,000 square feet located in Morrisville, Pennsylvania and a manufacturing facility totaling approximately 150,000 square feet located in Emporia, Virginia. We also lease, from unrelated parties, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania and two facilities of approximately 38,000 square feet, on a combined basis, located in Westfield, Massachusetts. In addition, we own a 34,000-square foot manufacturing, warehouse, and office facility in Culpepper, Virginia. At these facilities, our Toll Integrated Systems subsidiary manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic, and portions of our South geographic regions. These operations also permit us to purchase wholesale lumber, sheathing, windows, doors, certain other interior and exterior millwork, and other building materials to supply to our communities. We believe that increased efficiencies, cost savings, quality control and productivity result from the operation of these plants and from the wholesale purchase of materials.
ITEM 3. LEGAL PROCEEDINGS
We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that adequate provision for resolution of all current claims and pending litigation has been made and that the disposition of these matters will not have a material adverse effect on our results of operations and liquidity or on our financial condition.
We previously disclosed that the Pennsylvania Attorney General was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and had requested that we voluntarily produce documents and information. The Company complied with the Attorney General’s request by producing information and documents in response to a subpoena issued in the second quarter of fiscal 2019. Because the Attorney General has requested no further information from the Company, we do not expect to include this disclosure in future filings unless a material development occurs.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. At December 14, 2021, there were approximately 452 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2021, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2021 to August 31, 2021	95	$64.03	95	14,203
September 1, 2021 to September 30, 2021	925	$60.96	925	13,278
October 1, 2021 to October 31, 2021	715	$56.99	715	12,563
Total	1,735		1,735

(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2021, we withheld 2,033 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $121,000 of income tax withholdings and we issued the remaining 5,245 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2021, the net exercise method was not employed to exercise options.
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
    Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $3.87 billion as of October 31, 2021.
Dividends
During fiscal 2021, we paid aggregate cash dividends of $0.62 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2021, under the provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $3.02 billion of cash dividends.

Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2016, and that dividends were reinvested) from October 31, 2016 to October 31, 2021, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Toll Brothers, Inc.
S&P 500®
S&P Homebuilding

October 31:	2016	2017	2018	2019	2020	2021
Toll Brothers, Inc.	$100.00	$168.81	$124.73	$149.12	$160.62	$231.21
S&P 500®	$100.00	$123.63	$132.71	$151.73	$166.46	$237.90
S&P Homebuilding Index	$100.00	$149.74	$120.33	$176.18	$206.79	$274.26

ITEM 6. [RESERVED]

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached, master-planned, resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, and second-home buyers in the United States (“Traditional Home Building Product”), as well as urban and suburban renters. We also design, build, market, and sell urban low-, mid-, and high-rise condominiums through Toll Brothers City Living® (“City Living”). At October 31, 2021, we were operating in 24 states, and in the District of Columbia.
In the five years ended October 31, 2021, we delivered 42,005 homes from 835 communities, including 9,986 homes from 497 communities in fiscal 2021. At October 31, 2021, we had 995 communities in various stages of planning, development or operations containing approximately 80,900 home sites that we owned or controlled through options.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology, and landscaping subsidiaries. In addition, in certain regions we operate our own lumber distribution, house component assembly and component manufacturing operations.
We are developing several land parcels for master-planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. Two of these master-planned communities are being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
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
Financial Highlights
In fiscal 2021, we recognized $8.43 billion of home sales revenues and net income of $833.6 million, as compared to $6.94 billion of revenues and net income of $446.6 million in fiscal 2020.
In fiscal 2021 and 2020, the value of net contracts signed was $11.54 billion (12,472 homes) and $8.00 billion (9,932 homes), respectively. The value of our backlog at October 31, 2021 was $9.50 billion (10,302 homes), as compared to our backlog at October 31, 2020 of $6.37 billion (7,791 homes).
At October 31, 2021, we had $1.64 billion of cash and cash equivalents and approximately $1.81 billion available for borrowing under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2026. At October 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $94.5 million.
At October 31, 2021, our total equity and our debt to total capitalization ratio were $5.34 billion and 0.40 to 1.00, respectively.

Acquisitions
As part of our strategy to expand our geographic footprint and product offerings, in fiscal 2021, we acquired substantially all of the assets and operations of StoryBook Homes, LLC (“StoryBook”), a privately-held home builder serving the Las Vegas, Nevada market, for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements.
Our Business Environment and Current Outlook
During fiscal year 2021, we continued to experience very strong demand for our homes as the overall housing market remained robust. During the year, we signed 12,472 net contracts with a value of $11.54 billion, up 26% in units and 44% in dollars compared to fiscal 2020. The strength in demand continued in our fourth quarter, as we signed net contracts of 2,957 homes and $3.00 billion, down 13% in homes compared to a very strong fourth quarter of fiscal 2020, and up 10% in dollars compared to the same period. Signed contracts, in both units and dollars, were the second highest totals for any quarter in our history (behind only the fourth quarter of fiscal 2020). In response to the strong demand and in an effort to drive profitability and manage growth, we continued to raise prices in substantially all of our communities during the fourth quarter. We have also limited lot releases in some of our communities in order to better align sales with our production capacity. We continue to attribute the strong demand for new homes to a number of factors, including a supply-demand imbalance resulting from over a decade of underproduction of new homes, low mortgage rates, a tight supply of resale homes, favorable demographics, and a renewed appreciation for the importance of home. We believe many of these factors will continue to support demand in the foreseeable future.
Our backlog at October 31, 2021 was 10,302 homes and $9.50 billion, up 32% in units and 49% in dollars, as compared to our backlog at October 31, 2020. This was our highest year-end backlog in both units and dollars. We, like many other home builders, are currently experiencing shortages for certain building materials and tightness in labor markets for a number of reasons, including the strong demand environment and disruptions to global supply chains caused by the pandemic and other factors. These disruptions have extended our build times (the time it takes from contract signing to delivery of the completed home) by up to eight weeks as compared to our more typical build time of 9 to 12 months. We continue to work with our suppliers and trade partners to resolve these issues, but we do not expect material or labor conditions to significantly improve in the near term. Continued supply chain disruptions and labor and material shortages could further elongate delivery times and increase cost pressures.
Although housing market demand has remained strong over the past year and as we enter fiscal 2022, future economic conditions and the demand for homes are subject to continued uncertainty due to many factors, including the impacts of inflation, supply chain disruptions and labor shortages, the ongoing impact of the pandemic and government directives, actions and economic relief efforts related thereto, and the further impact of these actions on the economy, mortgage rates and markets, employment levels, consumer confidence, and financial markets, among other things. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.
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
Land Acquisition and Development
Our business is subject to many risks because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and build and deliver a home after a home buyer signs an agreement of sale. We attempt to reduce some of these risks and improve our capital efficiency by utilizing one or more of the following methods: controlling land for future development through options, which enables us to obtain necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis.
During fiscal 2021 and 2020, we acquired control of approximately 27,700 and 12,400 home sites, respectively, net of options terminated and home sites sold. At October 31, 2021, we controlled approximately 80,900 home sites, as compared to approximately 63,200 home sites at October 31, 2020, and approximately 59,200 home sites at October 31, 2019. In addition, at

October 31, 2021, we expect to purchase approximately 5,800 additional home sites from several Land Development Joint Ventures in which we have an interest, at prices not yet determined.
Of the approximately 80,900 total home sites that we owned or controlled through options at October 31, 2021, we owned approximately 36,100 and controlled approximately 44,800 through options. Of the 80,900 home sites, approximately 17,200 were substantially improved.
In addition, at October 31, 2021, our Land Development Joint Ventures owned approximately 23,700 home sites (including 190 home sites included in the 44,800 controlled through options).
At October 31, 2021, we were selling from 340 communities, compared to 317 communities at October 31, 2020, and 333 communities at October 31, 2019.
Customer Mortgage Financing
We maintain relationships with a diversified group of mortgage financial institutions, many of which are among the largest in the industry. We believe that national, regional and community banks continue to recognize the long-term value in creating relationships with our home buyers, and these banks continue to provide these customers with financing.
We believe that our home buyers generally are, and should continue to be, well-positioned to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and operate for-rent apartments through joint ventures. At October 31, 2021, we or joint ventures in which we have an interest, controlled 59 land parcels that are planned as for-rent apartment projects containing approximately 19,500 units. These projects, which are located in multiple metropolitan areas throughout the country, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2021, we announced a strategic partnership with Equity Residential, to selectively acquire and develop sites for new rental apartment communities in metro Boston, MA; Atlanta, GA; Austin, TX; Denver, CO; Orange County/San Diego, CA; Seattle, WA; and Dallas-Fort Worth, TX. The strategic partnership has an initial term of three years. For selected projects, Equity Residential is expected to invest 75% of the equity and we are expected to invest the remaining 25% of the equity. It is expected that each project will also be financed with approximately 60% leverage. Equity Residential will have the option to acquire each property upon stabilization. The parties have targeted an initial minimum co-investment of $733.0 million in combined equity, or $1.83 billion in aggregate value, assuming 60% leverage. In the fourth quarter of fiscal 2021, we entered into three joint ventures with Equity Residential under this arrangement. We also continue to evaluate potential strategic partnerships for our apartment projects in metro markets that are not designated to be developed exclusively with Equity Residential.
In fiscal 2021, five of our Rental Property Joint Ventures sold their assets to unrelated parties, resulting in an aggregate gain of $177.6 million recognized by the joint ventures. From our investments in these joint ventures, we received cash and recognized an aggregate gain of $74.8 million in fiscal 2021. In fiscal 2020, we sold all of our ownership interest in one of our Rental Property Joint Ventures to our partner for cash of $16.8 million, net of closing costs. The joint venture had owned, developed, and operated multifamily residential apartments in northern New Jersey. We recognized a gain of $10.7 million in fiscal 2020 from this sale. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2021, we had approximately 3,200 units in for-rent apartment projects that were occupied or ready for occupancy, 1,500 units in the lease-up stage, 9,200 units in the design phase or under development, and 5,600 units in the planning stage. Of the 19,500 units at October 31, 2021, 11,000 were owned by joint ventures in which we have an interest; approximately 3,600 were owned by us; and 4,900 were under contract to be purchased by us.
Contracts and Backlog
The aggregate value of net sales contracts signed increased 44% in fiscal 2021, as compared to fiscal 2020. The value of net sales contracts signed was $11.54 billion (12,472 homes) in fiscal 2021 and $8.00 billion (9,932 homes) in fiscal 2020. The increase in the aggregate value of net contracts signed in fiscal 2021, as compared to fiscal 2020, was due to a 26% increase in the number of net contracts signed and a 15% increase in the average value of each contract signed. The increase in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, reflects an overall increase in demand in the housing market, including a resurgence in demand for our homes that began at the outset of our fiscal 2020 third quarter. We attribute the increase in demand to a number of factors, including low interest rates, a continued undersupply of homes, favorable demographics, and consumers’ increased focus on the importance of home. The increase in average price of net contracts signed in fiscal 2021, as compared to fiscal 2020, was principally due to price increases in many of our markets, partially offset by a shift in mix to lower price product types.
The value of our backlog at October 31, 2021, 2020, and 2019 was $9.50 billion (10,302 homes), $6.37 billion (7,791 homes), and $5.26 billion (6,266 homes), respectively. Approximately 90% of the homes in backlog at October 31, 2021 are expected to be delivered by October 31, 2022. The 49% increase in the value of homes in backlog at October 31, 2021, as compared to October 31, 2020, was due to an increase in the value of net contracts signed and higher home sales revenues in fiscal 2021, as compared to fiscal 2020.
For more information regarding revenues, net contracts signed, and backlog by geographic segment, see “Segments” in this MD&A.
CRITICAL ACCOUNTING ESTIMATES
U.S. generally accepted accounting principles (“GAAP”) require us to make estimates and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. Our estimates are based on (i) currently known facts and circumstances, (ii) prior experience, (iii) assessments of probability, (iv) forecasted financial information, and (v) assumptions that management believes to be reasonable but that are inherently uncertain and unpredictable. We use our best judgment when measuring these estimates, and if warranted, use external advice. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability.
For a discussion of all our significant accounting policies, including our critical accounting policies, refer to Note 1,“Significant Accounting Policies” of the Consolidated Financial Statements. We believe that the accounting estimates and assumptions described below involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.
We believe the following critical accounting estimates reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. During the year ended October 31, 2021, we utilized a discount rate of approximately 14% in our valuations. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction, interest, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built in a particular community; and (v) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites. Any impairment is charged to cost of home sales revenues in the period in which the impairment is determined.

Future Communities: We evaluate all land held for future communities or future sections of operating communities, whether owned or optioned, to determine whether or not we expect to proceed with the development of the land as originally contemplated. This evaluation encompasses the same types of estimates used for operating communities described above, as well as an evaluation of the regulatory environment in which the land is located and the estimated probability of obtaining the necessary approvals, the estimated time and cost it will take to obtain those approvals, alternative land uses and the possible concessions that may be required to be given in order to obtain them. Concessions may include cash payments to fund improvements to public places such as parks and streets, dedication of a portion of the property for use by the public or as open space, or a reduction in the density or size of the homes to be built or commitment to build or fund certain dedicated workforce and affordable housing units. Based upon this review, we decide (i) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (ii) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized to the community are recoverable or should be written off. The write-off is charged to cost of home sales revenues in the period in which the need for the write-off is determined.
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
We have not made any material changes in the accounting methodology we use to assess possible impairments during the past three fiscal years.
We recognized inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2021, 2020, and 2019, as shown in the table below (amounts in thousands):

	2021	2020	2019
Land controlled for future communities	$5,620	$23,539	$11,285
Land owned for future communities	19,805	31,669	—
Operating communities	1,110	675	31,075
	$26,535	$55,883	$42,360
Cost of Revenue Recognition
Cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer.
For our standard attached and detached homes, land, land development, and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes expected to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. For our master-planned communities, the estimated land, common area development, and related costs, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master-planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master-planned community.
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
We rely on certain estimates to determine our construction and land development costs. Construction and land costs are comprised of direct and allocated costs, including estimated future costs. In determining these costs, we compile community budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. Actual results can differ from budgeted amounts for various reasons, including construction delays, labor or material shortages, slower absorptions, increases in costs that have not yet been committed, changes in governmental requirements, or other unanticipated issues encountered during construction and development and other factors beyond our control. To address uncertainty in these budgets, we assess, update and revise community budgets on a regular basis, utilizing the most current information available to estimate home construction and land costs.

We have not made any material changes in the methodology used in developing and revising community budgets over the past three fiscal years.
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience related to product type, geographic location and other community specific factors. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past several years, we have had a significant number of warranty claims related primarily to homes built in Pennsylvania and Delaware. See Note 7, “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges. We have not made any material changes in our methodology or significant assumptions used to establish our warranty reserves during the past three fiscal years.
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
We have not made any material changes in our methodology used to establish our self-insurance reserves during the past three fiscal years. Over the past three fiscal years adjustments to our estimates have not been material.
Investments in Unconsolidated Entities
We evaluate our investments in unconsolidated entities for indicators of impairment on a quarterly basis. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
The evaluation of our investments in unconsolidated entities for other-than-temporary impairment entails a detailed cash flow analysis using many estimates, including but not limited to: (1) projected future distributions from the unconsolidated entities,

(2) discount rates applied to the future distributions and (3) various other factors. For our unconsolidated entities that develop for-sale homes and condominiums these other factors include those that are similar to how we evaluate our inventory for impairment as described above, such as expected sales pace, expected sales price, and costs incurred and anticipated. For our unconsolidated entities that own, develop and manage for-rent residential apartments, these other factors may include rental trends, expected future expenses and cap rates. Our assumptions on the projected future distributions from unconsolidated entities are also dependent on market conditions, sufficiency of financing and capital and competition.
We believe our assumptions on discount rates require significant judgment because the selection of the discount rate may significantly impact the estimated fair value of our investments in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investments in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investments in unconsolidated entities. During the year ended October 31, 2021, we utilized discount rates ranging from 9% to 15% in our valuations. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2021 and 2020 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2021	2020	% Change
Revenues:
Home sales	$8,431.7	$6,937.4	22%
Land sales and other	358.6	140.3
	8,790.4	7,077.7	24%
Cost of revenues:
Home sales	6,538.5	5,534.1	18%
Land sales and other	309.0	125.9
	6,847.5	5,660.0	21%
Selling, general and administrative	922.0	867.4	6%
Income from operations	1,020.9	550.3	86%
Other:
Income from unconsolidated entities	74.0	0.9	NM
Other income - net	40.6	35.7	14%
Expenses related to early retirement of debt	(35.2)	—	NM
Income before income taxes	1,100.3	586.9	87%
Income tax provision	266.7	140.3	90%
Net income	$833.6	$446.6	87%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	77.5%	79.8%
Land sales and other cost of revenues as a percentage of land sales and other revenues	86.2%	89.7%
SG&A as a percentage of home sales revenues	10.9%	12.5%
Effective tax rate	24.2%	23.9%

Deliveries – units	9,986	8,496	18%
Deliveries – average sales price (in ‘000s)	$844.4	$816.5	3%

Net contracts signed – value	$11,539.9	$7,995.1	44%
Net contracts signed – units	12,472	9,932	26%
Net contracts signed – average sales price (in ‘000s)	$925.3	$805.0	15%

	At October 31,
	2021	2020	% Change
Backlog – value	$9,499.1	$6,374.6	49%
Backlog – units	10,302	7,791	32%
Backlog – average sales price (in ‘000s)	$922.1	$818.2	13%
Note: Amounts may not add due to rounding.
NM - Not Meaningful
A discussion and analysis regarding Results of Operations and Analysis of Financial Condition for the year ended October 31, 2020, as compared to the year ended October 31, 2019, is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 22, 2020.

FISCAL 2021 COMPARED TO FISCAL 2020
Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sales revenues in fiscal 2021, as compared to fiscal 2020, was attributable to an 18% increase in the number of homes delivered and a 3% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2021, as compared to fiscal 2020, is principally due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, as a result of increased demand for our homes partially offset by lower backlog conversion in fiscal 2021. In addition, restrictions and related impacts on economic activity from the COVID-19 pandemic adversely impacted our ability to construct and deliver homes in certain markets in the second half of fiscal 2020, including New Jersey, New York City, metro Seattle and California. The increase in the average delivered home price was mainly due to sales price increases, partially offset by a shift in mix to lower price product types.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2021 was 77.5%, as compared to 79.8% in fiscal 2020. The decrease in fiscal 2021 was principally due to a shift in the mix of revenues to higher margin products/areas, higher sales prices outpacing cost increases, lower inventory impairment charges and lower interest expense as a percentage of home sales revenues. Interest cost in fiscal 2021 was $187.2 million or 2.2% of home sales revenues, as compared to $174.4 million or 2.6% of home sales revenues in fiscal 2020. We recognized inventory impairments and write-offs of $26.5 million or 0.3% of home sales revenues and $55.9 million or 0.8% of home sales revenues in fiscal 2021 and fiscal 2020, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk land sales to third parties of land we have decided no longer meets our development criteria: and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales.
In fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized gains of $38.3 million. In addition, we sold ten land parcels to newly formed Rental Property Joint Ventures in which we have an interest for $227.8 million. No gains were recognized on these land sales to joint ventures. During fiscal 2020, we sold six land parcels to newly formed Rental Property Joint Ventures in which we retained an interest for approximately $74.1 million. Minimal gains were recognized on these land sales to joint ventures.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $54.6 million in fiscal 2021, as compared to fiscal 2020. As a percentage of home sales revenues, SG&A was 10.9% and 12.5% in fiscal 2021 and 2020, respectively. The dollar increase in SG&A was due primarily to higher commissions and insurance costs incurred due to the 22% increase in home sales revenues, increased compensation costs due to a higher number of employees and normal compensation increases, partially offset by lower sales and marketing expenses being incurred in a high demand environment. The decrease in SG&A as a percentage of revenues was due to a 22% increase in revenues partially offset by a 6% increase in SG&A spending in fiscal 2021, as compared to fiscal 2020.
Income from Unconsolidated Entities
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartments projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, resulting in an income producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year. For our Rental Property Joint Ventures specifically, these entities typically generate operating losses until the related property reaches stabilization. For the fiscal years 2021 and 2020, our earnings related to the Rental Property Joint Ventures include approximately $18.1 million and $1.1 million of our share of net operating losses incurred by these joint ventures, respectively, of which approximately $17.8 million and $11.3 million was our share of the depreciation expense recognized by these joint ventures, respectively.
The increase in income from unconsolidated entities from $0.9 million in fiscal 2020 to $74.0 million in fiscal 2021, was due mainly to $74.8 million of gains recognized in the fiscal 2021 period related to property sales by five of our Rental Property

Joint Ventures, a $6.0 million gain recognized in the fiscal 2021 period related to asset sales of commercial properties by one of our Land Development Joint Ventures, increased earnings at two of our Land Development Joint Ventures due to lot sales and a decrease in other than temporary impairment charges recognized. These increases are partially offset by a $10.7 million gain recognized in the fiscal 2020 period from the sale of our investment in one of our Rental Property Joint Ventures to our joint venture partner and lower income from a Home Building Joint Venture and Land Development Joint Venture which are delivering their final lots/units.
Other Income - Net
The table below provides the components of “Other Income – net” for the years ended October 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Income from ancillary businesses	$36,711	$25,540
Management fee income from Home Building Joint Ventures, net	1,646	3,636
Other	2,257	6,517
Total other income – net	$40,614	$35,693
The increase in income from ancillary businesses in fiscal 2021, as compared to fiscal 2020, was principally due to higher income from our mortgage and title operations due to increased volume, as well as lower losses incurred in our apartment living operations. These increases were partially offset by gains of $13.0 million recognized in fiscal 2020 from the sale of golf club properties with no similar sales in fiscal 2021, coupled with losses generated from our City Living commercial operations. In fiscal 2021 and 2020, our apartment living operations incurred $28.3 million and $28.6 million of expenses, respectively, offset by $20.2 million and $14.0 million of management fee income, respectively.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The decrease in fiscal 2021, as compared to fiscal 2020, was primarily related to the decrease in the number of communities. Fees earned by our apartment living operations are included in income from ancillary businesses.
The decrease in “Other” in fiscal 2021, as compared to fiscal 2020, was principally due to lower interest income earned.
Expenses Related to Early Retirement of Debt
In fiscal 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Consolidated Statement of Operations and Comprehensive Income. No similar charges were incurred in fiscal 2020.
Income Before Income Taxes
In fiscal 2021, we reported income before income taxes of $1.10 billion or 12.5% of revenues, as compared to $586.9 million, or 8.3% of revenues in fiscal 2020.
Income Tax Provision
We recognized a $266.7 million income tax provision in fiscal 2021. Based upon the federal statutory rate of 21.0% for fiscal 2021, our federal tax provision would have been $231.1 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $50.2 million and $8.4 million of other permanent differences, offset, in part, by a $24.3 million benefit of federal energy efficient home credits; a benefit of $4.7 million from excess tax benefits related to stock-based compensation; and the reversal of $1.0 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations.
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
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day to day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. From time to time we use some or all of the remaining available cash flow to repay debt, and to fund share repurchases and dividends on our common stock. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At October 31, 2021, we had $1.64 billion of cash and cash equivalents on hand and approximately $1.81 billion available for borrowing under our Revolving Credit Facility.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions in the form of land acquisition, deposits to control land and land development, operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, debt repayment, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing, including the $409.9 million principal payment on our 5.875% Senior Notes due February 15, 2022, which we repaid at par, plus accrued interest, on November 15, 2021. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our revolving credit facility and our mortgage company loan facility, and borrowings from banks and other lenders.
We believe we will have sufficient liquidity available to fund our business needs, commitments and contractual obligations in a timely manner for the next twelve months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or matures, land purchases and inventory additions needed to grow our business, long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
Over the longer term, to the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt or dispose of certain assets to fund our operating activities, debt service, dividends and common stock repurchases. We expect these resources will be adequate to fund our ongoing operating activities as well as providing capital for investment in future land purchases and related development activities and future joint ventures.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of October 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Company Loan Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of October 31, 2021, related to debt and commitments and contingencies, respectively.

We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At October 31, 2021, we had investments in these entities of $599.1 million, and were committed to invest or advance up to an additional $248.0 million to these entities if they require additional funding. We expect to purchase approximately 5,800 home sites over a number of years from several of these joint ventures. The purchase price of these home sites will be determined at a future date.
The unconsolidated joint ventures in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our joint venture partner have guaranteed debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that as of October 31, 2021, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2021, we had guaranteed the debt of certain unconsolidated entities with loan commitments aggregating $2.20 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $418.8 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2021, the unconsolidated entities had borrowed an aggregate of $1.09 billion, of which we estimate $222.0 million to be our maximum exposure related to repayment and carry cost guarantees. These maximum exposure estimates do not take into account any estimates related to the environmental or “bad boy acts” indemnifications provided to the lenders or recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K.
Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of October 31, 2021, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information.
Operating Activities
Cash provided by operating activities during fiscal 2021 was $1.30 billion. Cash provided by operating activities was generated primarily from $833.6 million of net income plus $23.2 million of stock-based compensation, $76.3 million of depreciation and amortization, $26.5 million of inventory impairments and write-offs, and a net deferred tax benefit of $11.8 million; an increase of $214.8 million in accounts payable and accrued expenses; an increase of $165.6 million in net customer deposits; and a decrease of $135.8 million in receivables, prepaid assets, and other assets. This activity was offset, in part, by an increase of $196.2 million in inventory; an increase of $18.6 million in mortgage loans held for sale; and a $38.7 million gain from the sale of assets.
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

Investing Activities
Cash used in investing activities during fiscal 2021 was $4.2 million, primarily related to $221.9 million used to fund investments in unconsolidated entities and $66.9 million for the purchase of property and equipment. This activity was offset, in part, by $203.5 million of cash received as returns on our investments in unconsolidated entities and proceeds of $80.4 million of cash received from sales of certain commercial properties.
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
Financing Activities
We used $1.01 billion of cash from financing activities in fiscal 2021, primarily for the repurchase of $378.3 million of our common stock; repayments of $267.0 million of other loans payable, net of new borrowings; $294.2 million of redemption of senior notes, and payment of $76.6 million of dividends on our common stock, offset, in part, by the proceeds of $10.5 million from our stock-based benefit plans.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At October 31, 2021, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.41 billion aggregate principal amount of senior notes maturing on various dates between February 15, 2022 and November 1, 2029 (the “Senior Notes”), although all $409.9 million in outstanding principal amount of Senior Notes due February 15, 2022 was repaid subsequent to October 31, 2021. For further information regarding the Senior Notes, see Note 6 to our Consolidated Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions)

October 31, 2021
Assets
Cash	$1,471.3
Inventory	$7,758.6
Amount due from Non-Guarantor Subsidiaries	$573.3
Total assets	$10,475.8

Liabilities & Stockholders' Equity
Loans payable	$910.0
Senior notes	$2,404.0
Total liabilities	$5,534.2
Stockholders' equity	$4,941.6
Summarized Statement of Operations Data (amounts in millions)

For the year ended October 31, 2021
Revenues	$8,534.9
Cost of revenues	$6,603.4
Selling, general and administrative	$919.3
Income before income taxes	$972.6
Net income	$736.9

SEGMENTS
We operate in two segments: Traditional Home Building and City Living, our urban development division. Within Traditional Home Building, we operate in five geographic segments around the United States as follows:
Eastern Region:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
Western Region:
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital. The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2021 and 2020. Information related to backlog and assets by segment at October 31, 2021 and 2020, has also been provided.
Units Delivered and Revenues:

	Fiscal 2021 Compared to Fiscal 2020
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change

Traditional Home Building:
North	$1,645.7	$1,364.8	21%	2,273	2,010	13%	$724.0	$679.0	7%
Mid-Atlantic	1,072.3	845.6	27%	1,400	1,271	10%	765.9	665.3	15%
South	1,183.3	1,041.2	14%	1,783	1,566	14%	663.7	664.9	—%
Mountain	2,003.0	1,535.8	30%	2,732	2,219	23%	733.2	692.1	6%
Pacific	2,156.1	2,029.9	6%	1,566	1,334	17%	1,376.8	1,521.7	(10)%
Traditional Home Building	8,060.4	6,817.3	18%	9,754	8,400	16%	826.4	811.6	2%
City Living	370.8	120.9	207%	232	96	142%	1,598.3	1,259.4	27%
Other	0.5	(0.8)
Total home sales revenue	8,431.7	$6,937.4	22%	9,986	8,496	18%	$844.4	$816.5	3%
Land sales and other revenue	358.6	140.3
Total revenue	$8,790.3	$7,077.7

Net Contracts Signed:

	Fiscal 2021 Compared to Fiscal 2020
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change

Traditional Home Building:
North	$1,741.4	$1,552.4	12%	2,091	2,174	(4)%	$832.8	$714.1	17%
Mid-Atlantic	1,306.1	1,075.3	21%	1,463	1,473	(1)%	892.8	730.0	22%
South	2,109.6	1,320.1	60%	2,765	2,006	38%	763.0	658.1	16%
Mountain	3,341.4	2,008.2	66%	4,031	2,802	44%	828.9	716.7	16%
Pacific	2,781.7	1,929.6	44%	1,966	1,404	40%	1,414.9	1,374.4	3%
Traditional Home Building	11,280.2	7,885.6	43%	12,316	9,859	25%	915.9	799.8	15%
City Living	259.7	109.5	137%	156	73	114%	1,664.7	1,500.0	11%
Total	$11,539.9	$7,995.1	44%	12,472	9,932	26%	$925.3	$805.0	15%

Backlog at October 31:

	October 31, 2021 Compared to October 31, 2020
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change

Traditional Home Building:
North	$1,465.9	$1,369.1	7%	1,724	1,906	(10)%	$850.3	$718.3	18%
Mid-Atlantic	1,004.5	770.4	30%	1,053	990	6%	954.0	778.2	23%
South	1,965.2	1,038.4	89%	2,470	1,488	66%	795.6	697.9	14%
Mountain	3,021.9	1,670.7	81%	3,598	2,274	58%	839.9	734.7	14%
Pacific	2,013.3	1,387.1	45%	1,444	1,044	38%	1,394.3	1,328.6	5%
Traditional Home Building	9,470.8	6,235.7	52%	10,289	7,702	34%	920.5	809.6	14%
City Living	28.3	138.9	(80)%	13	89	(85)%	2,173.0	1,560.3	39%
Total	$9,499.1	$6,374.6	49%	10,302	7,791	32%	$922.1	$818.2	13%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2021	2020	% Change

Traditional Home Building:
North	$154.3	$57.8	167%
Mid-Atlantic	129.0	50.6	155%
South	153.8	108.4	42%
Mountain	276.4	167.7	65%
Pacific	384.0	352.8	9%
Traditional Home Building	1,097.5	737.3	49%
City Living	157.7	29.7	431%
Corporate and other	(154.9)	(180.1)	14%
Total	$1,100.3	$586.9	87%
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.

Total Assets ($ amounts in millions):

	At October 31,
	2021	2020

Traditional Home Building:
North	$1,357.2	$1,427.5
Mid-Atlantic	976.9	918.6
South	1,421.6	1,177.0
Mountain	2,397.5	1,961.3
Pacific	2,175.0	2,226.7
Traditional Home Building	8,328.2	7,711.1
City Living	333.0	539.8
Corporate and other	2,876.7	2,814.8
Total	$11,537.9	$11,065.7
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, income taxes receivable, properties held for rental apartments, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

A discussion and analysis regarding our Segments’ Results of Operations and Analysis of Financial Condition for the year ended October 31, 2020, as compared to the year ended October 31, 2019 is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 22, 2020.
FISCAL 2021 COMPARED TO FISCAL 2020
Traditional Home Building
North

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,645.7	$1,364.8	21%
Units delivered	2,273	2,010	13%
Average delivered price ($ in thousands)	$724.0	$679.0	7%

Net Contracts Signed:
Net contract value ($ in millions)	$1,741.4	$1,552.4	12%
Net contracted units	2,091	2,174	(4)%
Average contracted price ($ in thousands)	$832.8	$714.1	17%

Home sales cost of revenues as a percentage of home sales revenues	82.9%	86.3%

Income before income taxes ($ in millions)	$154.3	$57.8	167%

Number of selling communities at October 31,	64	70	(9)%
The increase in the number of homes delivered in fiscal 2021 was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019. The increase in the average price of homes delivered in fiscal 2021 was principally due to sales price increases.
The decrease in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was principally due to a decrease in the average number of selling communities, offset, in part, by an increase in demand in fiscal 2021. The increase in the average value of each contract signed in fiscal 2021, as compared to fiscal 2020, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.

The increase in income before income taxes in fiscal 2021 was principally attributable to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues. The decrease in home sales cost of revenues, as a percentage of home sales revenues in fiscal 2021 was primarily due to a shift in product mix/areas to higher-margin areas, sales price increases and lower inventory impairment charges.
Inventory impairment charges were $12.2 million in fiscal 2021, as compared to $28.4 million in fiscal 2020. During the fourth quarter of fiscal 2021, we decided to sell the remaining lots in two communities, one in Connecticut and one in Illinois, in bulk sales. Based on our current estimates of bulk sale prices for these communities, we recognized impairment charges of $8.7 related to these communities. In the fourth quarter of fiscal 2020, we changed our strategy with respect to our land in the Delaware beach markets and the Chicago market. As a result, the carrying values of our land and communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $18.0 million in fiscal 2020 related to this land. In addition, in the fourth quarter of fiscal 2020, due to a loss in lot density at one community located in New Jersey, the carrying value was written down to its estimated fair value, which resulted in a charge to income of $6.4 million.
Mid-Atlantic

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,072.3	$845.6	27%
Units delivered	1,400	1,271	10%
Average delivered price ($ in thousands)	$765.9	$665.3	15%

Net Contracts Signed:
Net contract value ($ in millions)	$1,306.1	$1,075.3	21%
Net contracted units	1,463	1,473	(1)%
Average contracted price ($ in thousands)	$892.8	$730.0	22%

Home sales cost of revenues as a percentage of home sales revenues	79.9%	83.6%

Income (loss) before income taxes ($ in millions)	$129.0	$50.6	155%

Number of selling communities at October 31,	38	39	(3)%
The increase in the number of homes delivered in fiscal 2021, as compared to fiscal 2020, was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in fiscal 2021. The increase in the average delivered price in fiscal 2021 was primarily due a shift in the number of homes delivered to more expensive areas and/or products, as well as sales price increases.
The decrease in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was principally due to a decrease in the average number of selling communities, offset, in part, by an increase in demand. The increase in the average value of each contract signed in fiscal 2021 was primarily due to shifts in the number of contracts signed to more expensive areas and/or products, as well as sales price increases in fiscal 2021.
The increase in income before income taxes in fiscal 2021, as compared to fiscal 2020, was mainly due to higher earnings from increased revenues, coupled with lower home sales costs of revenues, as a percentage of home sale revenues. The decrease in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2021 was primarily due to a shift in product mix/areas to higher-margin areas, lower interest costs as a percentage of home sales revenue and reduced inventory impairment charges. A $6.0 million gain recognized from an asset sale of a commercial property by one of our Land Development Joint Ventures was also recognized during fiscal 2021 with no similar gain in fiscal 2020.
Inventory impairment charges were $10.9 million and $17.9 million in fiscal 2021 and 2020, respectively. In the third quarter of fiscal 2021, we decided to sell the remaining lots in one community located in Maryland in a bulk sale. As a result, we wrote down the carrying value of inventory in this community to its estimated fair value. This resulted in an impairment charge of $10.1 million in fiscal 2021 related to this community. In the second quarter of fiscal 2020, following the onset of the COVID-19 pandemic, we terminated a land purchase agreement in Virginia and wrote-off the deposits and soft costs incurred. In addition, in the third quarter of fiscal 2020, we decided to sell the remaining lots in one community located in Maryland in a bulk sale. As a result, we wrote down the carrying value of inventory in this community to its estimated fair value, resulting in an impairment charge of $13.5 million in fiscal 2020 .

South

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sale Revenues:
Home sales revenues ($ in millions)	$1,183.3	$1,041.2	14%
Units delivered	1,783	1,566	14%
Average delivered price ($ in thousands)	$663.7	$664.9	—%

Net Contracts Signed:
Net contract value ($ in millions)	$2,109.6	$1,320.1	60%
Net contracted units	2,765	2,006	38%
Average contracted price ($ in thousands)	$763.0	$658.1	16%

Home sales cost of revenues as a percentage of home sales revenues	76.7%	79.9%

Income before income taxes ($ in millions)	$153.8	$108.4	42%

Number of selling communities at October 31,	84	67	25%
The increase in the number of homes delivered in fiscal 2021, as compared to fiscal 2020, was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in fiscal 2021.
The increase in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was principally due to an increase in demand from our homes and an increase in the average number of selling communities in fiscal 2021, offset by our limiting of lot releases in certain communities. The increases in the average value of each contract signed in the fiscal 2021 periods were primarily due to sales price increases in fiscal 2021 and a shift in the number of contracts signed to more expensive areas and/or products.
The increase in income before income taxes in fiscal 2021, as compared to fiscal 2020, was principally due to higher earnings from increased home sales revenues and lower home sales costs of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs due to increased sales volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was mainly due to a shift in product mix/areas to higher-margin areas, lower interest costs as a percentage of home sales revenue and lower inventory impairment changes in fiscal 2021, as compared to fiscal 2020. Inventory impairment charges were $0.7 million and $2.9 million in fiscal 2021 and 2020, respectively.
Mountain

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,003.0	$1,535.8	30%
Units delivered	2,732	2,219	23%
Average delivered price ($ in thousands)	$733.2	$692.1	6%

Net Contracts Signed:
Net contract value ($ in millions)	$3,341.4	$2,008.2	66%
Net contracted units	4,031	2,802	44%
Average contracted price ($ in thousands)	$828.9	$716.7	16%

Home sales cost of revenues as a percentage of home sales revenues	77.2%	79.2%

Income before income taxes ($ in millions)	$276.4	$167.7	65%

Number of selling communities at October 31,	105	94	12%
The increase in the number of homes delivered in fiscal 2021, as compared to fiscal 2020, was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, partially offset by lower backlog conversion in fiscal 2021. The increase in the average price of homes delivered in fiscal 2021 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increase in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was principally due to increased demand for our homes and an increase in the average number of selling communities. The increases in the average value of each contract signed in fiscal 2021 was mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.
The increase in income before income taxes in fiscal 2021, as compared to fiscal 2020, was mainly due to higher earnings from increased revenues coupled with lower home sales cost of revenues, as a percentage of home sales revenues, offset in part by higher SG&A costs due to increased volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas.
Pacific

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,156.1	$2,029.9	6%
Units delivered	1,566	1,334	17%
Average delivered price ($ in thousands)	$1,376.8	$1,521.7	(10)%

Net Contracts Signed:
Net contract value ($ in millions)	$2,781.7	$1,929.6	44%
Net contracted units	1,966	1,404	40%
Average contracted price ($ in thousands)	$1,414.9	$1,374.4	3%

Home sales cost of revenues as a percentage of home sales revenues	75.3%	75.2%

Income before income taxes ($ in millions)	384.0	352.8	9%

Number of selling communities at October 31,	47	44	7%
The increase in the number of homes delivered in fiscal 2021, as compared to fiscal 2020, was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019, coupled with higher backlog conversion in fiscal 2021. The decrease in the average price of homes delivered in fiscal 2021 was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increase in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was principally due to an increase in demand, as well as an increase in the number of selling communities. The increase in the average value of each contract signed in fiscal 2021 was mainly due to price increases, partially offset by a shift in the number of contracts signed in less expensive areas.
The increase in income before income taxes in fiscal 2021, as compared to fiscal 2020, was primarily due to higher earnings from increased revenues, lower SG&A costs and lower inventory impairment charges. Inventory impairment charges were $1.3 million and $6.0 million in fiscal 2021 and 2020, respectively. The fiscal 2020 impairment charge relates primarily to a land purchase agreement where we no longer expected to purchase the land and, accordingly, wrote-off soft costs incurred.

City Living

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$370.8	$120.9	207%
Units delivered	232	96	142%
Average delivered price ($ in thousands)	$1,598.3	$1,259.4	27%

Net Contracts Signed:
Net contract value ($ in millions)	$259.7	$109.5	137%
Net contracted units	156	73	114%
Average contracted price ($ in thousands)	$1,664.7	$1,500.0	11%

Home sales cost of revenues as a percentage of home sales revenues	61.0%	61.7%

Income before income taxes ($ in millions)	$157.7	$29.7	431%

Number of selling communities at October 31,	2	3	(33)%
The increase in the number of homes delivered in fiscal 2021, as compared to fiscal 2020, was mainly attributable to the low number of deliveries in fiscal 2020 due to the impacts of the COVID-19 pandemic, in particular in New York City and northern New Jersey, during the second half of fiscal 2020. The increase in the average price of homes delivered in fiscal 2021, as compared to fiscal 2020, was primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The increase in the number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was primarily due to an increase in demand in fiscal 2021 coupled with the low number of net contracts signed in the second half of fiscal 2020 following the onset of the COVID-19 pandemic.
The increase in income before income taxes in fiscal 2021, as compared to fiscal 2020, was mainly due to higher earnings from increased revenues and decreases in losses from our investments in unconsolidated entities.
In fiscal 2021, losses from our investments in unconsolidated entities in City Living decreased $7.0 million as compared to fiscal 2020. This decrease was primarily due to $6.0 million of other than temporary impairment charges that we recognized on one of our Home Building Joint Ventures in fiscal 2020.
Corporate and Other
In fiscal 2021 and 2020, loss before income taxes was $154.9 million and $180.1 million respectively. The decrease in the loss before income taxes in fiscal 2021 was principally attributable to higher income generated by our Rental Property Joint Ventures primarily as a result of $74.8 million of gains recognized in the fiscal 2021 period related to property sales by five of our Rental Property Joint Ventures; higher earnings from our mortgage company and title company operations due to an increase in volumes and improved interest spreads in fiscal 2021; lower losses incurred in our apartment living operations; and directly expensed interest of $2.4 million in the fiscal 2020 period with no similar charges in fiscal 2021. These increases were offset, in part by a $35.2 million charge incurred related to early retirement of debt in fiscal 2021, lower interest income in fiscal 2021, gains recognized in fiscal 2020 of $13.0 million from the sale of golf club properties, and higher SG&A costs in fiscal 2021 primarily due to normal compensation increases and an increase in insurance costs due to higher revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily due to fluctuations in interest rates. We incur both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect our earnings and cash flow. We do not have the obligation to prepay fixed-rate debt prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.
The London Interbank Offered Rate (“LIBOR”) is the primary basis for determining interest payments on borrowings under each of our $650.0 million Term Loan Facility and our $1.905 billion Revolving Credit Facility. Banks currently reporting information used to set LIBOR will stop doing so after 2021 for certain tenors and in 2023 for the remaining tenors. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts and, although each of our Term Loan Facility and Revolving Credit Facility contain provisions designed to accommodate an alternate reference rate, we may need to amend these and other contracts, such as interest rate hedges that reference these contracts, to accommodate any replacement rate. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2021 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2022	$454,946	5.71%	$160,722	2.31%
2023	492,152	4.31%	—
2024	82,891	3.91%	—
2025	67,939	5.56%	—
2026	369,066	4.91%	101,600	1.14%
Thereafter (b)	1,293,694	4.39%	548,400	1.14%
Bond discounts, premiums, and deferred issuance costs, net	(5,867)		(2,508)
Total	$2,754,821	4.68%	$808,214	1.37%
Fair value at October 31, 2021	$2,936,270		$810,722
(a)Based upon the amount of variable-rate debt outstanding at October 31, 2021, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.1 million per year.
(b)In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of October 31, 2021. These interest rate swaps were designated as cash flow hedges.
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
The Company is in the process of evaluating the existing controls and procedures of StoryBook Homes, LLC and integrating its controls into the Company’s internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded StoryBook Homes, LLC from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2021. This company represented less than 1% of the Company’s total assets as of October 31, 2021 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2021. The Company's acquisition of this company is discussed in Note 2 to its Consolidated Financial Statements for fiscal 2021.
Changes in Internal Control Over Financial Reporting
We are in the process of a complex implementation of a new ERP system that affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a discussion of risks related to the implementation of our new ERP system, see “Risk Factors - We are implementing a new enterprise resource planning system, and challenges with the system may impact our business and operations.”
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K (or, in the case of Mr. Boyd, as of October 31, 2021). All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	61	Chairman of the Board and Chief Executive Officer
James W. Boyd	65	Former Executive Vice President and Co-Chief Operating Officer
Robert Parahus	58	President and Chief Operating Officer
Martin P. Connor	57	Senior Vice President and Chief Financial Officer
Douglas C. Yearley, Jr. joined us in 1990 as assistant to the Chief Executive Officer with responsibility for land acquisitions. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010, when he was promoted to Chief Executive Officer. On November 1, 2018, he was appointed to the position of Chairman of the Board and Chief Executive Officer. Mr. Yearley was elected a Director in June 2010.
James W. Boyd initially joined us in 1983 and remained until 1985, when he launched his own independent development company, before rejoining the Company in 1993 to serve in various positions, including Regional President from 2005 through October 31, 2019. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s western region. Prior to his appointment to Executive Vice President and Co-Chief Operating Officer, Mr. Boyd oversaw the Company’s home building operations in California, Nevada and Idaho. Effective November 1, 2021, Mr. Boyd resigned from his role as Executive Vice President and Co-Chief Operating Officer and will retire from all positions with the Company on December 31, 2021.
Robert Parahus joined us in 1986 and served in various positions with us, including Regional President from 2006 through October 31, 2019. During this time, he oversaw the Company’s home building operations in New Jersey, New York, Connecticut, Massachusetts, and Florida, and had oversight responsibility for Toll Integrated Systems, the Company’s building component manufacturing operations. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s eastern region. Effective November 1, 2021, Mr. Parahus was promoted to President and Chief Operating Officer.
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
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2022 Proxy Statement and is incorporated herein by reference.
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

4.9
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2025 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015.

Exhibit Number	Description
4.10
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

4.12
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

4.14
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

4.15
Form of Global Note for the Issuer’s 4.350% Senior Notes due 2028 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

4.16
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

4.17
Form of Global Note for the Issuer’s 3.800% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2019.

4.18
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.19
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.20
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.21
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.22
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

Exhibit Number	Description
4.23
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.24
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.25
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.34 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.26
Ninth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.27
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.28
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.29
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.30
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.31
Fourteenth Supplemental Indenture dated as of April 28, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.32
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

4.33
Sixteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.34
Seventeenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.56 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.35
Eighteenth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

Exhibit Number	Description
4.36
Nineteenth Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.37
Twentieth Supplemental Indenture dated as of October 31, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.62 of the Registrant’s Form 10-K for the year ended October 31, 2018.

4.38
Twenty-First Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2019.

4.39
Twenty-Second Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.40
Twenty-third Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.41
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

4.42
Twenty-fifth Supplemental Indenture dated as of October 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.44 of the Registrant’s Form 10-K for the year ended October 31, 2020.

4.43
Twenty-sixth Supplemental Indenture dated as of April 30, 2021, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-A for the quarter ended April 30, 2021.

4.44	Description of Certain of Registrant’s Securities.**

10.1
Amended and Restated Credit Agreement, dated as of October 31, 2019, among the First Huntingdon Finance Corp., Toll Brothers, Inc., and the lenders party thereto and Citibank, N.A., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2019.

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

10.3
Revolving Extension Agreements, effective as of October 31, 2021, with respect to the Amended and Restated Credit Agreement, dated as of October 31, 2019, among the Borrower, the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2021.

10.4
Credit Agreement by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent dated February 3, 2014, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2014

Exhibit Number	Description

10.5
Amendment No. 1, dated as of May 19, 2016, to the Credit Agreement, dated as of February 3, 2014, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2016.

10.6
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

10.7
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

10.8
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

10.9
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

10.10
Term Loan Extension Agreements, effective as of October 31, 2021, with respect to the Term Loan Credit Agreement dated as of February 3, 2014 (as amended by Amendment No. 1, dated as of May 19, 2016, Amendment No. 2, dated as of August 2, 2016, Amendment No. 3, dated as of November 1, 2018, and Amendment No. 4, dated as of November 1, 2019) among the Registrant, the Borrower, the lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2020.

10.11*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

10.12*
Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended October 31, 2017.

10.13*
Amendment No. 2, dated as of June 19, 2018, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the year ended October 31, 2018.

10.14*
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

10.16*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

Exhibit Number	Description
10.17*
Form of Stock Award Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2007) is hereby incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.18*
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

10.20*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) is incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.21*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.22*	Form of Restricted Stock Unit Agreement (Performance Based), is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.23*
Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), is hereby incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.24*
Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) (amended and restated as of September 17, 2008) is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to its Registration Statement on Form S-8 (No. 333-144230) filed with the Securities and Exchange Commission on October 29, 2008.

10.25*
Form of Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

10.26*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.27*
Form of Restricted Stock Unit Award Agreement pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.28*
Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 2, 2016.

10.29*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.30*	Form of Restricted Stock Unit Agreement (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.31*
Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

10.32*
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

Exhibit Number	Description
10.34*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.35*
Form of Restricted Stock Unit Agreement (Total Shareholder Return Performance Based), pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.36*
Toll Brothers, Inc. Senior Officer Bonus Plan is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 30, 2015.

10.37*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended effective as of
October 29, 2019, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2019.

10.38*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.39*
Amendment Number 1 dated November 1, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the period ended October 31, 2010.

10.40*
Amendment Number 2 dated December 30, 2010 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008 is incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.41*
Amendment Number 3 dated December 22, 2011 to the Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the period ended October 31, 2014.

10.42*
Toll Bros., Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of
December 31, 2014, is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

10.43*
Toll Brothers, Inc. Executive Severance Plan, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

10.44*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

21**	Subsidiaries of the Registrant.

22**	List of guarantor subsidiaries

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2021, filed on December 17, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Exhibit Number	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2021.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 17, 2021
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 17, 2021
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 17, 2021
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Richard J. Braemer	Director	December 17, 2021
Richard J. Braemer

/s/ Stephen F. East	Director	December 17, 2021
Stephen F. East

/s/ Christine N. Garvey	Director	December 17, 2021
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 17, 2021
Karen H. Grimes

/s/ Carl B. Marbach	Director	December 17, 2021
Carl B. Marbach

/s/ John A. McLean	Director	December 17, 2021
John A. McLean

/s/ Wendell E. Pritchett	Director	December 17, 2021
Wendell E. Pritchett

Signature	Title	Date

/s/ Paul E. Shapiro	Director	December 17, 2021
Paul E. Shapiro

/s/ Robert I. Toll	Director	December 17, 2021
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2021.
During fiscal 2021, we completed the acquisition of each of StoryBook Homes, LLC (“StoryBook”). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded StoryBook from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2021. This company represented less than 1% of the Company’s total assets as of October 31, 2021 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of StoryBook Homes, LLC, which are included in the 2021 consolidated financial statements of the Company and constitute less than 1% of total assets as of October 31, 2021 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of StoryBook Homes, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated December 17, 2021 expressed an unqualified opinion thereon.
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
December 17, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 17, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for Self-Insurance

Description of the Matter
As described in Notes 1 and 7 of the consolidated financial statements, the Company maintains general liability insurance, including construction defect and bodily injury coverage, and workers’ compensation insurance. These insurance policies protect the Company against a portion of the risk of loss from claims related to home building activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company accrues for expected costs associated with the self-insured retentions, deductibles and other coverage limits which constitute the accrual for self-insurance. The Company’s accrual for self-insurance was $236.4 million as of October 31, 2021.

The Company records expenses and accrues liabilities based on the estimated costs required to cover the accrual for self-insurance and the estimated costs of potential claims and claim adjustment expenses that are above coverage limits or that are not covered by insurance policies. These estimated costs are based on an analysis of historical claims and industry data. The majority of the accrual for self-insurance is an estimate of claims incurred but not yet reported (“IBNR”).

The Company engages a third-party actuary that uses historical claim and expense data, input from the Company’s internal legal and risk management groups, as well as industry data, to estimate the IBNR associated with the risks that the Company is assuming for its accrual for self-insurance, and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of the claim.

Auditing the Company’s estimate of IBNR was especially challenging as evaluating the projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to markets and types of product the Company build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severity, and settlement patterns, which can occur over an extended period of time. In addition, the estimate of IBNR is sensitive to significant assumptions including changes in the frequency and severity of reported claims and loss development factors for reported claims.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the estimate of IBNR, including controls over the significant assumptions and the data inputs used in the actuarial analysis. For example, we tested controls over management’s review of the actuarial analysis, including its review of the model and methodology, significant assumptions and the data inputs used in the analysis.

To test the estimate of IBNR we performed audit procedures that included, among others, testing the significant assumptions as well as the completeness and accuracy of the underlying data used by the Company as inputs to develop the assumptions. We reviewed the Company’s contractual self-insured retentions, deductibles and other coverage limits. We also evaluated management’s conclusions about the Company’s legal and contractual obligations with respect to certain claims. We involved our internal actuarial specialists to assist in evaluating the Company’s estimate of IBNR, including evaluating the appropriateness of the model and methodology used by management, evaluating the reasonableness of the actuarial assumptions used by management and independently calculating an estimate of IBNR.

Inventory Impairment

Description of the Matter
As described in Notes 1 and 3 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2021, the Company recorded inventory impairment charges of $20.9 million to operating communities and land owned for future communities. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flow to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
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
To test the Company’s estimated future cash flows used to test for the recoverability of a community and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted and discounted cash flows, if applicable, for each analysis. In certain cases, we involved our internal real estate valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of inventory that would result from changes in the assumptions. We also evaluated the Company’s disclosures in its consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 17, 2021

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,638,494	$1,370,944
Inventory	7,915,884	7,658,906
Property, construction, and office equipment, net	310,455	316,125
Receivables, prepaid expenses, and other assets (1)	738,078	956,294
Mortgage loans held for sale, at fair value	247,211	231,797
Customer deposits held in escrow	88,627	77,291
Investments in unconsolidated entities	599,101	430,701
Income taxes receivable	—	23,675
	$11,537,850	$11,065,733
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,011,534	$1,147,955
Senior notes	2,403,989	2,661,718
Mortgage company loan facility	147,512	148,611
Customer deposits	636,379	459,406
Accounts payable	562,466	411,397
Accrued expenses	1,220,235	1,110,196
Income taxes payable	215,280	198,974
Total liabilities	6,197,395	6,138,257
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 and 152,937 shares issued at October 31, 2021 and 2020, respectively	1,279	1,529
Additional paid-in capital	714,453	717,272
Retained earnings	4,969,839	5,164,086
Treasury stock, at cost — 7,820 and 26,410 shares at October 31, 2021 and 2020, respectively	(391,656)	(1,000,454)
Accumulated other comprehensive income (loss) ("AOCI")	1,109	(7,198)
Total stockholders’ equity	5,295,024	4,875,235
Noncontrolling interest	45,431	52,241
Total equity	5,340,455	4,927,476
	$11,537,850	$11,065,733
(1)    As of October 31, 2021 and 2020, receivables, prepaid expenses, and other assets include $90.8 million and $163.0 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2021	2020	2019
Revenues:
Home sales	$8,431,746	$6,937,357	$7,080,379
Land sales and other	358,615	140,302	143,587
	8,790,361	7,077,659	7,223,966

Cost of revenues:
Home sales	6,538,454	5,534,103	5,534,217
Land sales and other	309,007	125,854	129,704
	6,847,461	5,659,957	5,663,921
Selling, general and administrative	922,023	867,442	879,245
Income from operations	1,020,877	550,260	680,800
Other:
Income from unconsolidated entities	74,035	948	24,868
Other income – net	40,614	35,693	81,502
Expenses related to early retirement of debt	(35,211)	—	—
Income before income taxes	1,100,315	586,901	787,170
Income tax provision	266,688	140,277	197,163
Net income	$833,627	$446,624	$590,007

Other comprehensive income (loss), net of tax	8,307	(1,367)	(6,525)
Total comprehensive income	$841,934	$445,257	$583,482

Per share:
Basic earnings	$6.72	$3.43	$4.07
Diluted earnings	$6.63	$3.40	$4.03

Weighted-average number of shares:
Basic	124,100	130,095	145,008
Diluted	125,807	131,247	146,501
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, 11/1/2018	177,937	1,779	727,053	5,161,551	(1,130,878)	694	4,760,199	8,713	4,768,912
Cumulative effect adjustment upon adoption of ASC 606, net of tax				(17,987)			(17,987)		(17,987)
Net income				590,007			590,007		590,007
Purchase of treasury stock					(233,523)		(233,523)		(233,523)
Exercise of stock options and stock based compensation issuances			(26,368)		42,392		16,024		16,024
Employee stock purchase plan issuances			14		1,309		1,323		1,323
Stock-based compensation			26,180				26,180		26,180
Cancellation of treasury stock	(25,000)	(250)		(895,267)	895,517		—		—
Dividends declared				(63,882)			(63,882)		(63,882)
Other comprehensive loss						(6,525)	(6,525)		(6,525)
Loss attributable to non-controlling interest							—	(19)	(19)
Capital contributions, net							—	38,183	38,183
Balance, 10/31/2019	152,937	1,529	726,879	4,774,422	(425,183)	(5,831)	5,071,816	46,877	5,118,693
Net income				446,624			446,624		446,624
Purchase of treasury stock					(634,057)		(634,057)		(634,057)
Exercise of stock options and stock based compensation issuances			(33,263)		56,702		23,439		23,439
Employee stock purchase plan issuances			(670)		2,084		1,414		1,414
Stock-based compensation			24,326				24,326		24,326
Dividends declared				(56,960)			(56,960)		(56,960)
Other comprehensive loss						(1,367)	(1,367)		(1,367)
Loss attributable to non-controlling interest							—	(10)	(10)
Capital contributions, net							—	5,374	5,374
Balance, 10/31/2020	152,937	1,529	717,272	5,164,086	(1,000,454)	(7,198)	4,875,235	52,241	4,927,476
Cumulative effect adjustment upon adoption of ASU 2016-13, net of tax				(595)			(595)		(595)
Net income				833,627			833,627		833,627
Purchase of treasury stock					(378,256)		(378,256)		(378,256)
Exercise of stock options and stock based compensation issuances			(26,326)		35,371		9,045		9,045
Employee stock purchase plan issuances			320		1,118		1,438		1,438
Stock-based compensation			23,187				23,187		23,187
Cancellation of treasury stock	(25,000)	(250)		(950,315)	950,565		—		—
Dividends declared				(76,964)			(76,964)		(76,964)
Other comprehensive loss						8,307	8,307		8,307
Loss attributable to non-controlling interest							—	(6,770)	(6,770)
Capital distributions, net							—	(40)	(40)
Balance, 10/31/2021	127,937	1,279	714,453	4,969,839	(391,656)	1,109	5,295,024	45,431	5,340,455
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2021	2020	2019
Cash flow provided by operating activities:
Net income	$833,627	$446,624	$590,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,250	68,873	72,149
Stock-based compensation	23,187	24,326	26,180
Income from unconsolidated entities	(74,035)	(948)	(24,868)
Distributions of earnings from unconsolidated entities	83,118	27,236	31,799
Deferred tax provision	11,815	97,780	102,764
Inventory impairments and write-offs	26,535	55,883	42,360
Gain on sale of assets	(38,706)	(12,970)	(36,277)
Other	(406)	(3,774)	(1,989)
Expenses related to early retirement of debt	35,211	—	—
Changes in operating assets and liabilities:
Inventory	(196,227)	352,858	(40,236)
Origination of mortgage loans	(2,178,468)	(1,815,824)	(1,611,496)
Sale of mortgage loans	2,159,827	1,806,278	1,565,944
Receivables, prepaid expenses, and other assets	135,806	(176,293)	(185,261)
Income taxes receivable	23,675	(2,884)	(20,791)
Customer deposits – net	165,637	70,423	14,041
Accounts payable and accrued expenses	214,825	71,835	(64,518)
Income taxes payable	1,456	(1,306)	(22,147)
Net cash provided by operating activities	1,303,127	1,008,117	437,661
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(66,878)	(109,564)	(86,971)
Investments in unconsolidated entities	(221,932)	(71,650)	(56,560)
Return of investments in unconsolidated entities	203,504	47,403	147,927
Proceeds from the sale of assets	80,418	15,617	79,647
Business acquisitions	—	(60,349)	(162,373)
Other	652	698	2,416
Net cash used in investing activities	(4,236)	(177,845)	(75,914)
Cash flow used in financing activities:
Proceeds from issuance of senior notes	—	—	400,000
Proceeds from loans payable	3,158,033	4,027,152	2,699,028
Debt issuance costs	—	—	(6,180)
Principal payments of loans payable	(3,425,065)	(4,112,956)	(2,471,616)
Redemption of senior notes	(294,168)	—	(600,000)
Proceeds from stock-based benefit plans, net	10,487	24,856	17,369
Purchase of treasury stock	(378,256)	(634,057)	(233,523)
Dividends paid	(76,623)	(56,588)	(63,641)
(Payments) receipts related to noncontrolling interest, net	(5,491)	(1,718)	49
Net cash used in financing activities	(1,011,083)	(753,311)	(258,514)
Net increase in cash, cash equivalents, and restricted cash	287,808	76,961	103,233
Cash, cash equivalents, and restricted cash, beginning of period	1,396,604	1,319,643	1,216,410
Cash, cash equivalents, and restricted cash, end of period	$1,684,412	$1,396,604	$1,319,643
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
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to home sales cost of sales revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred. During fiscal 2021, 2020 and 2019, the Company’s qualified inventory exceeded its indebtedness and all interest incurred was capitalized to inventory. See Note 3, “Inventory”.
Once a parcel of land has been approved for development and we open one of our typical communities, it may take four or more years to fully develop, sell, and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master-planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which we believe the values are not recoverable.
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
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $266.3 million and $266.7 million at October 31, 2021 and 2020, respectively. For property and equipment related to onsite sales centers, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets. In fiscal 2021, 2020, and 2019, we recognized $74.8 million, $67.6 million, and $67.6 million of depreciation expense, respectively.

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
Investments in Unconsolidated Entities
In accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” we review each of our investments on a quarterly basis for indicators of impairment. A series of operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The evaluation of our investment in unconsolidated entities entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions from the unconsolidated entity. In addition, for investments in rental properties, we review rental trends, expected future expenses, and expected cash flows to determine estimated fair values of the properties.
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
We have entered into interest rate swaps related to a portion of our variable rate debt. These derivative transactions are designated as cash flow hedges. The entire change in the fair value of these derivative transactions included in the assessment of hedge effectiveness is initially reported in accumulated other comprehensive income (loss) and subsequently reclassified to home sales cost of revenues in the accompanying Consolidated Statements of Operations and Comprehensive Income when the hedged transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive income (loss) is released to earnings.
Our derivative transactions related to our mortgage loans held for sale and our forward loan commitments are not designated as hedges and therefore the entire change in the fair value of these derivative transactions is included as a gain or loss in Other income – net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
See Note 12 “Fair Value Disclosures” for more information.
Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital. When treasury stock is canceled, any excess purchase price over par value is charged directly to retained earnings. In each of fiscal 2021 and 2019, we cancelled 25 million shares of treasury stock.
Revenue and Cost Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2021, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $636.4 million and $459.4 million at October 31, 2021 and October 31, 2020, respectively. Of the outstanding customer deposits held as of October 31, 2020, we recognized $382.1 million in home sales revenues during the fiscal year ended October 31, 2021. Of the outstanding customer deposits held as of October 31, 2019, we recognized $332.8 million in home sales revenues during the fiscal year ended October 31, 2020.
For our standard attached and detached homes, land, land development, and related costs, both incurred and estimated to be incurred in the future, are amortized to the cost of homes closed based upon the total number of homes to be constructed in each community. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated land, land development, and related costs subsequent to the commencement of delivery of homes are allocated to the remaining undelivered homes in the community. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development, and related costs of master-planned communities, including the cost of golf courses, net of their estimated residual value, are allocated to individual communities within a master-planned community on a relative sales value basis. Any changes resulting from a change in the estimated number of homes to be constructed or in the estimated costs are allocated to the remaining home sites in each of the communities of the master-planned community.
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
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) lot sales to third-party builders within our master-planned communities; (2) land sales to joint ventures in which we retain an interest; and (3) bulk land sales to third parties of land we have decided no longer meets our development criteria. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Advertising Costs
We expense advertising costs as incurred. Advertising costs, including brochures and signage, were $39.1 million, $46.3 million, and $48.4 million for the years ended October 31, 2021, 2020, and 2019, respectively.
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

Stock-Based Compensation
We account for our stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). We use a lattice model for the valuation of our stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Stock-based compensation expense is generally included in “Selling, general and administrative” expense in our Consolidated Statements of Operations and Comprehensive Income. We recognize forfeitures of stock-based awards as a reduction to compensation expense in the period in which they occur.
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
Segment Reporting
We operate in two segments: Traditional Home Building and City Living, our urban development division. Within Traditional Home Building, we operate in five geographic segments around the United States as follows:
Eastern Region:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
Western Region:
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital.
We opened communities in the Salt Lake City, Utah and Portland, Oregon markets in fiscal 2019. In addition, as a result of recent acquisitions, we commenced operations in Georgia and South Carolina in fiscal 2019 and Tennessee in fiscal 2020.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. ASU 2016-13 became effective for our fiscal year beginning November 1, 2020, and we adopted the standard under the modified retrospective transition method. As a result of the adoption, we recognized a cumulative effect adjustment, net of tax, of $0.6 million to the opening balance of retained earnings. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements or disclosures, and there have been no significant changes to our internal controls, processes, or systems as a result of implementing this new standard.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2022, with early adoption permitted. We are currently evaluating the effect that such new guidance will have on our consolidated financial statements and related disclosures, but do not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01, will have a material impact on our Consolidated Balance Sheet or Consolidated Statement of Operations or Comprehensive Income.
2. Acquisitions
In fiscal 2021, we acquired substantially all of the assets and operations of StoryBook Homes, LLC (“StoryBook”), a privately-held home builder with operations in Las Vegas, Nevada for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements. This acquisition was accounted for as an asset acquisition and was not material to our results of operations or financial condition.
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
In fiscal 2019, we acquired substantially all of the assets and operations of Sharp Residential, LLC (“Sharp”) and Sabal Homes LLC (“Sabal”), for approximately $162.4 million in cash. Sharp operates in metropolitan Atlanta, Georgia; Sabal operates in the Charleston, Greenville, and Myrtle Beach, South Carolina markets. The assets acquired, which consisted of 22 communities, were primarily inventory, including approximately 2,550 home sites owned or controlled through land purchase agreements. These acquisitions were accounted for as business combinations and were not material to our results of operations or financial condition.
3. Inventory
Inventory at October 31, 2021 and 2020 consisted of the following (amounts in thousands):

	2021	2020
Land controlled for future communities	$185,656	$223,525
Land owned for future communities	564,737	1,036,843
Operating communities	7,165,491	6,398,538
	$7,915,884	$7,658,906
Operating communities include communities offering homes for sale; communities that have sold all available home sites but have not completed delivery of the homes; communities that were previously offering homes for sale but are temporarily closed due to business conditions or non-availability of improved home sites and that are expected to reopen within 12 months of the end of the fiscal year being reported on; and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.
Communities that were previously offering homes for sale but are temporarily closed due to business conditions, do not have any remaining backlog, and are not expected to reopen within 12 months of the end of the fiscal period being reported on are included in land owned for future communities. Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”).
Information regarding the classification, number, and carrying value of these temporarily closed communities at October 31, 2021, 2020, and 2019, is provided in the table below ($ amounts in thousands):

	2021	2020	2019
Land owned for future communities:
Number of communities	1	10	16
Carrying value (in thousands)	$15,771	$68,064	$120,857
Operating communities:
Number of communities	—	4	1
Carrying value (in thousands)	$—	$32,112	$2,871
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2021, 2020, and 2019, are shown in the table below (amounts in thousands):

Charge:	2021	2020	2019
Land controlled for future communities	$5,620	$23,539	$11,285
Land owned for future communities	19,805	31,669	—
Operating communities	1,110	675	31,075
	$26,535	$55,883	$42,360
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
At October 31, 2021, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2021, we determined that 289 land purchase contracts, with an aggregate purchase price of $3.67 billion, on which we had made aggregate deposits totaling $302.4 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2020, we determined that 207 land purchase contracts, with an aggregate purchase price of $2.31 billion, on which we had made aggregate deposits totaling $208.7 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts.
Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2021, 2020, and 2019, was as follows (amounts in thousands):

	2021	2020	2019
Interest capitalized, beginning of year	$297,975	$311,323	$319,364
Interest incurred	152,986	172,530	178,035
Interest expensed to home sales cost of revenues	(187,237)	(174,375)	(185,045)
Interest expensed to land sales and other cost of revenues	(4,372)	(5,443)	(1,787)
Interest expensed in other income – net	—	(2,440)	—
Interest reclassified to property, construction and office equipment	(1,034)	—	—
Interest capitalized on investments in unconsolidated entities	(4,574)	(3,835)	(4,571)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	194	215	5,327
Interest capitalized, end of year	$253,938	$297,975	$311,323
During the year ended October 31, 2021, we incurred approximately $946,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive income, and approximately $211,000 was reclassified out of accumulated other comprehensive income to home sales cost of revenues. No similar amounts were incurred during the years ended October 31, 2020 and 2019.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments range from 5.0% to 50%. These entities, which are structured as joint ventures (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”), which includes our investment in Toll Brothers Realty Trust (the “Trust”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2021, 2020 and 2019, we recognized income from the unconsolidated entities in which we had an investment of $74.0 million, $0.9 million, and $24.9 million, respectively.

The table below provides information as of October 31, 2021, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	12	2	32	4	50
Investment in unconsolidated entities	$243,767	$12,944	$316,580	$25,810	$599,101
Number of unconsolidated entities with funding commitments by the Company	9	—	9	1	19
Company’s remaining funding commitment to unconsolidated entities	$173,786	$—	$50,800	$23,424	$248,010

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2021, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	7	27	34
Aggregate loan commitments	$422,446	$2,351,156	$2,773,602
Amounts borrowed under commitments	$328,173	$1,342,918	$1,671,091
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
New Joint Ventures
In August 2021, we announced a strategic partnership with Equity Residential, an NYSE-listed company focused on the acquisition, development and management of residential rental properties, to selectively acquire and develop sites for new rental apartment communities in metro Boston, MA; Atlanta, GA; Austin, TX; Denver, CO; Orange County/San Diego, CA; Seattle, WA; and Dallas-Fort Worth, TX. The strategic partnership has an initial term of three years. For selected projects, Equity Residential is expected to invest 75% of the equity and Toll Brothers is expected to invest the remaining 25% of the equity. It is expected that each project will also be financed with approximately 60% leverage. Equity Residential will have the option to acquire each property upon stabilization. The parties have targeted an initial minimum co-investment of $733.0 million in combined equity, or $1.83 billion in aggregate value, assuming 60% leverage. In connection with this strategic partnership, our apartment living division will act as the managing member of each project, overseeing approvals, design and construction for which we will receive development, construction management, and financing fees, as well as a promoted interest to be realized upon the sale of each property. We have agreed, with limited exceptions, to develop apartment projects exclusively with Equity Residential in the designated metro markets. In connection with this strategic partnership, Equity Residential will receive fees for property management, leasing and marketing services, as well as construction oversight. In the fourth quarter of fiscal 2021, we entered into three joint ventures with Equity Residential under this arrangement.
The table below provides information on joint ventures entered into during fiscal 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	6	11
Investment balance at October 31, 2021	$112,400	$112,900
The table below provides information on joint ventures entered into during fiscal 2020 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	7
Investment balance at October 31, 2020	$24,602	$80,448

Results of Operations and Intra-entity Transactions
In fiscal 2021, 2020 and 2019, certain of our Rental Property Joint Ventures sold their underlying assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $74.8 million, $10.7 million, and $3.8 million, respectively, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
In fiscal 2021 and 2020, we recognized other-than-temporary impairment charges on our investments in certain Home Building Joint Ventures of $2.1 million and $6.0 million, respectively. In fiscal 2019, we recognized an other-than-temporary impairment charge on a certain Land Development Joint Venture of $1.0 million.
In fiscal 2021, 2020 and 2019, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $18.5 million, $17.6 million, and $137.1 million, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $227.8 million, $74.1 million and $110.9 million in our fiscal 2021, 2020 and 2019. These amounts are included in “Land sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
Subsequent Event
In November 2021, one of our Rental Property Joint Ventures sold their assets to an unrelated party for $91.0 million. In connection with such sale, the joint venture repaid its then-outstanding loan, in an aggregate principal amount of $36.9 million. We received cash of $30.5 million and expect to recognize gains of approximately $20.0 million, which will be included in “Income (loss) from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income for the three-month period ending January 31, 2022.
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
We believe that, as of October 31, 2021, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

October 31, 2021
Loan commitments in the aggregate	$2,195,200
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed	$418,800
Debt obligations borrowed in the aggregate	$1,092,700
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$222,000
Estimated fair value of guarantees provided by us related to debt and other obligations	$11,000
Terms of guarantees	4 months - 4.0 years

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We have not made payments under any of the guarantees, nor have we been called upon to do so.
Variable Interest Entities

The table below provide information as of October 31, 2021 and 2020, regarding our unconsolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	October 31, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is not the Primary Beneficiary (“PB”)	12	12
Investment balance in unconsolidated Joint Venture VIEs included in Investments in unconsolidated entities in our Consolidated Balance Sheets	$105,200	$63,100
Our maximum exposure to losses related to loan guarantees and additional commitments provided to unconsolidated Joint Venture VIEs	$290,600	$122,100
Our ownership interest in the above unconsolidated Joint Venture VIEs ranges from 20% to 50%.
The table below provide information as of October 31, 2021 and 2020, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	October 31, 2021	October 31, 2020
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$90,800	$163,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$39,400	$46,200
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
Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations and Comprehensive Income, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type of business, are included below (in thousands).

Condensed Combined Balance Sheets:

	October 31, 2021
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$39,191	$28,137	$85,499	$755	$153,582
Inventory	820,916	98,981	—	45,065	964,962
Loan receivables, net	—	—	—	86,727	86,727
Rental properties	—	—	1,496,355	—	1,496,355
Rental properties under development	—	—	697,659	—	697,659
Real estate owned	—	—	—	211	211
Other assets	144,320	10,157	71,917	974	227,368
Total assets	$1,004,427	$137,275	$2,351,430	$133,732	$3,626,864
Debt, net of deferred financing costs	$325,973	$—	$1,351,646	$—	$1,677,619
Other liabilities	65,033	11,725	153,338	18,449	248,545
Members’ equity	613,421	125,550	846,446	115,283	1,700,700
Total liabilities and equity	$1,004,427	$137,275	$2,351,430	$133,732	$3,626,864
Company’s net investment in unconsolidated entities (1)	$243,767	$12,944	$316,580	$25,810	$599,101

	October 31, 2020
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$24,330	$18,106	$64,244	$2,798	$109,478
Inventory	303,960	198,260	—	8,780	511,000
Loan receivables, net	—	—	—	78,576	78,576
Rental properties	—	—	1,244,911	—	1,244,911
Rental properties under development	—	—	666,386	—	666,386
Real estate owned	—	—	—	6,752	6,752
Other assets	108,289	21,930	38,851	298	169,368
Total assets	$436,579	$238,296	$2,014,392	$97,204	$2,786,471
Debt, net of deferred financing costs	$117,342	$30,116	$1,220,607	$—	$1,368,065
Other liabilities	54,714	12,768	113,282	6,053	186,817
Members’ equity	264,523	195,412	680,503	90,735	1,231,173
Noncontrolling interest	—	—	—	416	416
Total liabilities and equity	$436,579	$238,296	$2,014,392	$97,204	$2,786,471
Company’s net investment in unconsolidated entities (1)	$127,690	$33,819	$247,049	$22,143	$430,701

(1)    Our underlying equity in the net assets of the unconsolidated entities exceeded our net investment in unconsolidated entities by $16.5 million and $29.4 million as of October 31, 2021 and 2020, respectively, and these differences are primarily a result of other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Combined Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2021
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$110,330	$88,534	$141,373	$21,357	$361,594
Cost of revenues	81,207	105,436	61,278	10,506	258,427
Other expenses	2,622	4,887	143,050	1,947	152,506
Total expenses	83,829	110,323	204,328	12,453	410,933
Gain on disposition of loans and REO	—	—	—	(4,109)	(4,109)
Income (loss) from operations	26,501	(21,789)	(62,955)	4,795	(53,448)
Other income	8,807	317	177,777	—	186,901
Income (loss) before income taxes	35,308	(21,472)	114,822	4,795	133,453
Income tax provision (benefit)	258	(875)	(824)	—	(1,441)
Net income (loss)	$35,050	$(20,597)	$115,646	$4,795	$134,894
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$18,155	$(241)	$53,792	$2,329	$74,035

	For the year ended October 31, 2020
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$87,174	$139,587	$111,122	$26,781	$364,664
Cost of revenues	64,810	124,899	37,770	15,762	243,241
Other expenses	2,948	15,731	117,419	1,505	137,603
Total expenses	67,758	140,630	155,189	17,267	380,844
Gain on disposition of loans and REO	—	—	—	1,053	1,053
Income (loss) from operations	19,416	(1,043)	(44,067)	10,567	(15,127)
Other income (loss)	3,061	536	(448)		3,149
Income (loss) before income taxes	22,477	(507)	(44,515)	10,567	(11,978)
Income tax provision (benefit)	188	(254)		—	(66)
Net income (loss) including earnings from noncontrolling interests	22,289	(253)	(44,515)	10,567	(11,912)
Plus: loss attributable to noncontrolling interest	—	—	—	48	48
Net income (loss) attributable to controlling interest	$22,289	$(253)	$(44,515)	$10,615	$(11,864)
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$11,412	$(3,424)	$(9,389)	$2,349	$948

	For the year ended October 31, 2019
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$261,677	$374,587	$99,401	$21,377	$757,042
Cost of revenues	246,980	323,764	68,502	13,234	652,480
Other expenses	4,752	24,633	58,928	1,880	90,193
Total expenses	251,732	348,397	127,430	15,114	742,673
Gain on disposition of loans and REO	—	—	—	4,383	4,383
Income (loss) from operations	9,945	26,190	(28,029)	10,646	18,752
Other income	3,079	6,144	16,651	12,793	38,667
Income (loss) before income taxes	13,024	32,334	(11,378)	23,439	57,419
Income tax provision	193	457	—	—	650
Net income (loss) including earnings from noncontrolling interests	12,831	31,877	(11,378)	23,439	56,769
Less: income attributable to noncontrolling interest	—	—	—	(9,593)	(9,593)
Net income (loss) attributable to controlling interest	$12,831	$31,877	$(11,378)	$13,846	$47,176
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$6,160	$17,004	$(824)	$2,528	$24,868
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
5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Expected recoveries from insurance carriers and others	$16,773	$79,269
Improvement cost receivable	67,626	86,116
Escrow cash held by our captive title company	41,429	24,712
Properties held for rental apartment and commercial development	381,401	542,796
Prepaid expenses	34,960	28,104
Right-of-use asset	96,276	105,004
Other	99,613	90,293
	$738,078	$956,294
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of October 31, 2021 and 2020, properties held for rental apartment and commercial development include $90.8 million and $163.0 million, respectively, of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2021 and 2020, loans payable consisted of the following (amounts in thousands):

	2021	2020
Senior unsecured term loan	$650,000	$800,000
Loans payable – other	364,042	351,257
Deferred issuance costs	(2,508)	(3,302)
	$1,011,534	$1,147,955
Senior Unsecured Term Loan
We are party to a five-year $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks, most of which is scheduled to expire on November 1, 2026. In the first quarter of fiscal 2021, we voluntarily repaid $150.0 million of the then $800.0 million in principal amount that was outstanding. No prepayment charges were incurred in connection with the repayment. On October 31, 2021, we entered into term loan extension agreements to extend the maturity date of $548.4 million of outstanding term loans from November 1, 2025 to November 1, 2026, with the remainder of the term loans remaining due November 1, 2025. The Term Loan Facility provides an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.5 billion. Other than $101.6 million of term loans that are scheduled to mature on November 1, 2025, there are no payments required before the final maturity date on the Term Loan Facility.
Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2021, the interest rate on the Term Loan Facility was 1.14% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility, as described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.30% as of October 31, 2021. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
We are party to a $1.905 billion senior unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks, substantially all of which is scheduled to expire on November 1, 2026. On October 31, 2021, we entered into extension letter agreements (the “Revolver Extension Agreements”) to extend the maturity date of $1.780 billion of the revolving loans and commitments from November 1, 2025 to November 1, 2026, with the remainder of the revolving loans and commitments continuing to terminate on November 1, 2025.
Under the Revolving Credit Facility, up to 100% of the commitment is available for letters of credit. The Revolving Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Revolving Credit Facility up to a maximum aggregate amount of $2.50 billion. We may select interest rates for the Revolving Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2021, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 1.29% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at October 31, 2021, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.22 billion. Under the terms of the Revolving Credit Facility, at October 31, 2021, our leverage ratio was approximately 0.33 to 1.00 and our tangible net worth was approximately $5.24 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.87 billion as of October 31, 2021. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $3.02 billion as of October 31, 2021.

At October 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $94.5 million.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2021 and 2020, is included in the table below ($ amounts in thousands):

	2021	2020
Aggregate loans payable at October 31	$364,042	$351,257
Weighted-average interest rate	4.33%	4.30%
Interest rate range	0.14% - 10.0%	0.20% - 7.00%
Loans secured by assets:
Carrying value of loans secured by assets	$364,042	$351,257
Carrying value of assets securing loans	$1,067,728	$947,989
The contractual maturities of “Loans payable – other” as of October 31, 2021, ranged from one month to 30 years.
Senior Notes
At October 31, 2021 and 2020, senior notes consisted of the following (amounts in thousands):

	2021	2020
5.875% Senior Notes due February 15, 2022	$409,856	$419,876
4.375% Senior Notes due April 15, 2023	400,000	400,000
5.625% Senior Notes due January 15, 2024	—	250,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	400,000
Bond discounts, premiums, and deferred issuance costs, net	(5,867)	(8,158)
	$2,403,989	$2,661,718
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
In March 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Consolidated Statement of Operations and Comprehensive Income.
In the first quarter of fiscal 2021, we redeemed, prior to maturity, approximately $10.0 million of the $419.9 million then-outstanding principal amount of 5.875% Senior Notes due February 15, 2022, plus accrued interest.
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
Subsequent event
On November 15, 2021, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
TBI Mortgage® Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (“Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. We are also subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Prior to its scheduled expiration on March 4, 2021, the Warehousing Agreement was amended and restated to extend the expiration date to March 3, 2022 and to reduce the interest rate thereunder to LIBOR plus 1.75% per annum (with a LIBOR floor of 0.75%). Prior to the extension, borrowings under the facility bore interest at LIBOR plus 1.90% per annum. At October 31, 2021, the interest rate on the Warehousing Agreement was 2.50% per annum. Borrowings under this facility are included in the fiscal 2022 maturities in the table below.
At each of October 31, 2021 and 2020, there was $147.5 million and $148.6 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2021 and 2020, amounts outstanding under the agreement were collateralized by $245.0 million and $219.4 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2021, there were no aggregate outstanding purchase price limitations reducing the amount available to TBI Mortgage. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
General
As of October 31, 2021, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2022	$615,668
2023	$492,152
2024	$82,891
2025	$67,939
2026	$470,629

7. Accrued Expenses
Accrued expenses at October 31, 2021 and 2020, consisted of the following (amounts in thousands):

	2021	2020
Land, land development and construction	$310,996	$233,783
Compensation and employee benefits	232,161	219,965
Escrow liability	36,107	23,067
Self-insurance	236,369	215,884
Warranty	145,062	157,351
Lease liabilities	116,248	124,756
Deferred income	36,638	34,096
Interest	34,033	38,446
Commitments to unconsolidated entities	22,150	8,928
Other	50,471	53,920
	$1,220,235	$1,110,196
At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Balance, beginning of year	$157,351	$201,886	$258,831
Additions - homes closed during the year	42,316	36,103	35,475
Addition - liabilities assumed	100	190	855
Increase in accruals for homes closed in prior years, net	9,155	6,711	6,023
Reclassification from self-insurance accruals	3,618	—	—
Decrease to water intrusion accrual	(11,823)	(24,400)	—
Charges incurred	(55,655)	(63,139)	(99,298)
Balance, end of year	$145,062	$157,351	$201,886
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020 and again in the fourth fiscal quarter of 2021, we reduced the estimate of the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by $24.4 million and $11.8 million, respectively. Because these reductions were associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $24.4 million and $11.8 million, in fiscal 2020 and fiscal 2021, respectively. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $54.7 million at October 31, 2021 and $79.5 million at October 31, 2020. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $5.8 million at October 31, 2021 and $68.4 million at October 31, 2020.
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
8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2021, 2020, and 2019 ($ amounts in thousands):

	2021		2020		2019
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	231,066	21.0	123,249	21.0	165,306	21.0
State tax provision, net of federal benefit	50,153	4.6	25,793	4.4	37,898	4.8
Other permanent differences	8,388	0.8	4,755	0.8	4,866	0.6
Reversal of accrual for uncertain tax positions	(993)	(0.1)	(1,749)	(0.3)	(5,348)	(0.7)
Accrued interest on anticipated tax assessments	297	—	404	0.1	453	0.1
Increase in unrecognized tax benefits	—	—	—	—	2,153	0.3
Changes in tax law	—	—	—	—	(523)	(0.1)
Excess stock compensation benefit	(4,698)	(0.4)	(3,339)	(0.6)	(2,143)	(0.3)
Energy tax credits	(24,343)	(2.2)	(11,467)	(2.0)	(3,123)	(0.4)
Other	6,818	0.6	2,631	0.5	(2,376)	(0.3)
Income tax provision*	266,688	24.2	140,277	23.9	197,163	25.0
*    Due to rounding, percentages may not add
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes, before federal benefit, will be 5.8% in fiscal 2021. Our state income tax rate, before federal benefit, was 5.6% and 6.1% in fiscal 2020 and 2019, respectively
The following table provides information regarding the provision for income taxes for each of the fiscal years ended October 31, 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Federal	$213,314	$114,204	$161,904
State	53,374	26,073	35,259
	$266,688	$140,277	$197,163

Current	$254,873	$42,497	$94,399
Deferred	11,815	97,780	102,764
	$266,688	$140,277	$197,163

The components of income taxes payable at October 31, 2021 and 2020 are set forth below (amounts in thousands):

	2021	2020
Current	$8,047	$6,591
Deferred	207,233	192,383
	$215,280	$198,974
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Balance, beginning of year	$6,591	$7,897	$12,222
Increase in benefit as a result of tax positions taken in prior years	624	512	2,148
Increase in benefit as a result of tax positions taken in current year	—	306	1,126
Decrease in benefit as a result of settlements	—	—	(2,670)
Decrease in benefit as a result of lapse of statute of limitations	(1,435)	(2,124)	(4,929)
Balance, end of year	$5,780	$6,591	$7,897
The statute of limitations has expired on our federal tax returns for fiscal years through 2017. The statue of limitations for our major state tax jurisdictions remains open for examination for fiscal year 2016 and subsequent years.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2021, 2020, and 2019, and the amounts accrued for potential interest and penalties at October 31, 2021 and 2020 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2021	$376
2020	$512
2019	$593

Accrued at:
October 31, 2021	$1,385
October 31, 2020	$1,270

The components of net deferred tax assets and liabilities at October 31, 2021 and 2020 are set forth below (amounts in thousands):

	2021	2020
Deferred tax assets:
Accrued expenses	$55,904	$57,089
Impairment charges	40,410	42,956
Inventory valuation differences	29,285	48,276
Stock-based compensation expense	16,543	19,905
Amounts related to unrecognized tax benefits	262	319
State tax, net operating loss carryforwards	46,339	68,705
Other	1,877	1,830
Total assets	190,620	239,080
Deferred tax liabilities:
Capitalized interest	37,475	37,697
Deferred income	319,587	351,589
Expenses taken for tax purposes not for book	4,716	5,346
Depreciation	18,689	23,567
Deferred marketing	17,386	13,264
Total liabilities	397,853	431,463
Net deferred tax liabilities	$(207,233)	$(192,383)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2021 and 2020, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2021 and 2020, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2021, we had 120.1 million shares of common stock issued and outstanding, 4.9 million shares of common stock reserved for outstanding stock options and restricted stock units, 5.7 million shares of common stock reserved for future stock option and award issuances, and 321,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2021, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. In March 2021, our Board of Directors approved an increase in the quarterly dividend from $0.11 to $0.17 per share. During the fiscal years ended October 31, 2021, 2020 and 2019, we declared and paid aggregate cash dividends of $0.62 , $0.44 and $0.44 per share, respectively, to our shareholders.
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Most recently, on March 10, 2020, our Board of Directors authorized the repurchase of 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since December 11, 2019. The Board of Directors did not fix any expiration date for this repurchase program.

The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2021, 2020, and 2019:

	2021	2020	2019
Number of shares purchased (in thousands)	7,421	15,952	6,619
Average price per share	$50.97	$39.75	$35.28
Remaining authorization at October 31 (in thousands)	12,563	19,984	13,953
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
Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for fiscal years ended October 31, 2021, 2020, and 2019, were as follows (amounts in thousands):

	2021	2020	2019
Employee Retirement Plans
Beginning balance	$(7,198)	$(5,831)	$694
Gains (losses) arising during the period	152	(2,477)	(6,750)
Less: Tax expense	(316)	(852)	(2,344)
Net losses arising during the period	(164)	(3,329)	(9,094)
Gains reclassified from AOCI to net income (1)	1,801	1,491	304
Less: Tax (expense) benefit (2)	(463)	471	2,265
Net gains reclassified from AOCI to net income	1,338	1,962	2,569
Other comprehensive income (loss), net of tax	1,174	(1,367)	(6,525)
Ending balance	$(6,024)	$(7,198)	$(5,831)
Derivative Instruments
Beginning balance	$—	$—	$—
Gains on derivative instruments	9,383	—	—
Less: Tax expense	(2,408)	—	—
Net gains on derivative instruments	6,975	—	—
Gains reclassified from AOCI to net income (3)	211	—	—
Less: Tax expense (2)	(53)	—	—
Net gains reclassified from AOCI to net income	158	—	—
Other comprehensive income, net of tax	7,133	—	—
Ending balance	$7,133	$—	$—
Total AOCI ending balance	$1,109	$(7,198)	$(5,831)
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our non-employee directors under our stock incentive plans. Restricted stock unit awards may be based on performance conditions, market conditions or service over a requisite time period (time-based). On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to equity awards granted after its adoption, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan out of which new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provides for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. Stock options and restricted stock units granted under the Omnibus Plan generally vest over a four-year period for employees and a two-year period for non-employee directors. Shares issued upon the exercise of a stock option or settlement of restricted stock units are either from shares held in treasury or newly issued shares. At October 31, 2021, 2020, and 2019, we had 5.7 million; 6.7 million; and 7.7 million shares, respectively, available for grant under the plans.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal year 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Total stock-based compensation expense recognized	$23,187	$24,326	$26,180
Income tax benefit recognized	$5,910	$6,227	$6,749
At October 31, 2021, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $14.7 million and the weighted-average period over which we expect to recognize such compensation costs was approximately 2.4 years.
Stock Options:
The fair value of each option award is estimated on the date of grant using a lattice-based option valuation model that uses ranges of assumptions noted in the following table. Expected volatilities were based on a combination of implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The expected lives of options granted were derived from the historical exercise patterns and anticipated future patterns and represent the period of time that options granted are expected to be outstanding. The ranges set forth below result from certain groups of employees exhibiting different behaviors impacting exercisability. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2021, 2020, and 2019:

	2021	2020	2019
Expected volatility	43.33%	27.42% - 28.30%	28.61% - 31.34%
Weighted-average volatility	43.33%	27.42%	30.46%
Risk-free interest rate	0.49%	1.72% - 1.78%	2.65% - 2.76%
Expected life (years)	5.75	4.64 - 5.76	4.63 - 8.50
Dividends	0.96%	1.11%	1.36%
Weighted-average fair value per share of options granted	$15.88	$9.68	$10.22

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense related to stock options for fiscal 2021, 2020 and 2019 was as follows (amounts in thousands):

	2021	2020	2019
Stock compensation expense recognized - options	$1,812	$3,144	$5,181
The following table summarizes stock option activity for our plans during the fiscal year ended October 31, 2021 (amounts in thousands, except per share amounts):

	2021
	Number of options	Weighted- average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Balance, November 1,	3,560	$33.03
Granted	40	$46.02
Exercised	(585)	$28.37
Canceled	(17)	$35.41
Balance, October 31,	2,998	$34.10	4.08 years	$78,142
Options exercisable, at October 31,	2,674	$33.60	3.68 years	$71,070
Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2021, 2020, and 2019, is provided below (amounts in thousands):

	2021	2020	2019
Intrinsic value of options exercised	$16,328	$23,281	$16,491
Fair market value of options vested	$3,578	$5,926	$7,723
Performance-Based Restricted Stock Units:
In fiscal 2021, 2020, and 2019, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs are based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from 0% to 150% of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance vest pro-rata over a four-year period (provided the recipients continue to be employed by us as specified in the award document) or cliff vest at the end of a three-year performance period.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSU awards were approved by the Executive Compensation Committee (“Valuation Date”), adjusted for post-vesting restrictions applicable to retirement eligible participants. Compensation expense related to these grants is based on the Company’s performance against the related performance criteria, the elapsed portion of the performance period and the grant date fair value of the award. To estimate the fair value of the award, we evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued.

A summary of the status of our nonvested Performance-Based RSUs as of October 31, 2021, and changes during the year ended October 31, 2021, is presented below (share amounts in thousands):

	2021	Weighted average grant date fair value
Nonvested at November 1,	345	$35.17
Granted/Target	129	$37.00
Vested	(145)	$35.12
Forfeited	—	$—
Nonvested at October 31,	329	$35.87

The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2021, 2020, and 2019:

	2021	2020	2019
Estimated number of shares underlying Performance-Based RSUs to be issued	128,894	116,423	158,721
Aggregate number of Performance-Based RSUs outstanding at October 31	539,592	579,115	645,538
Weighted-average fair value per share of Performance-Based RSUs issued	$29.87	$32.55	$34.86
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$5,030	$3,790	$5,533
Performance-Based RSU expense recognized (in thousands)	$5,989	$5,986	$5,514
Fair market value of Performance-Based RSUs vested (in thousands)	$5,084	$5,638	$6,735
Shares earned with respect to Performance-Based RSUs issued in December 2014, 2015, and 2016 were delivered in fiscal 2019, 2020, and 2021, respectively.
Time-Based Restricted Stock Units:
We issued time-based restricted stock units (“Time-Based RSUs”) to various officers, employees, and non-employee directors on an annual basis. These Time-Based RSUs generally vest in annual installments over a two-year (for non-employee directors) or four-year (for employees) period and are generally settled at the end of such period. The value of the Time-Based RSUs was determined to be equal to the number of shares of our common stock underlying the Time-Based RSUs multiplied by the closing price of our common stock on the NYSE on the date the Time-Based RSUs were awarded, adjusted for post-vesting restrictions applicable to retirement eligible participants. The fair value of Time-Based RSUs is expensed evenly over the shorter of the vesting period or the period between the grant date and the time the award becomes nonforfeitable by the participant.

A summary of our Time-Based RSUs nonvested shares as of October 31, 2021, and changes during the year ended October 31, 2021, is presented below (share amounts in thousands):

	2021	Weighted average grant date fair value
Nonvested at November 1,	910	$36.74
Granted	439	$42.85
Vested	(382)	$36.70
Forfeited	(56)	$40.88
Nonvested at October 31,	911	$39.45

The following table provides additional information on the Time-Based RSUs for fiscal 2021, 2020, and 2019:

	2021	2020	2019
Time-Based RSUs issued:
Number of Time-Based RSUs issued	386,017	461,280	449,380
Weighted-average fair value per share of Time-Based RSUs issued	$33.21	$37.43	$33.04
Aggregate fair value of Time-Based RSUs issued (in thousands)	$12,820	$17,267	$14,848
Time-Based RSU expense recognized (in thousands):	$14,531	$12,744	$13,627
Fair market value of Time-Based RSUs vested (in thousands):	$14,029	$11,837	$7,936

	2021	2020	2019
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,312,710	1,315,371	1,137,936
Cumulative unamortized value of Time-Based RSUs (in thousands)	$12,919	$10,972	$8,694
Employee Stock Purchase Plan (“ESPP”)
Our ESPP enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The ESPP, which is scheduled to terminate in December 2027, provides that 500,000 shares be reserved for purchase. At October 31, 2021, 321,000 shares were available for issuance. In fiscal 2021, 2020 and 2019, we issued 31,257 shares, 54,235 shares, and 41,744 shares under the ESPP, respectively. The expense is recognized in all fiscal periods was not material.
11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2021, 2020, and 2019, is as follows (amounts in thousands):

	2021	2020	2019
Numerator:
Net income as reported	$833,627	$446,624	$590,007

Denominator:
Basic weighted-average shares	124,100	130,095	145,008
Common stock equivalents (1)	1,707	1,152	1,493
Diluted weighted-average shares	125,807	131,247	146,501
Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	166	2,141	1,156
Shares issued under stock incentive and employee stock purchase plans	1,011	1,541	1,394
(1)Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under our restricted stock units programs.
(2)Weighted-average number of antidilutive options and restricted stock units are based upon the average of the average quarterly closing prices of our common stock on the NYSE for the year.

12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2021 and 2020, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2021	October 31, 2020
Residential Mortgage Loans Held for Sale	Level 2	$247,211	$231,797
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$1,782	$(31)
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1,773)	$628
Forward Loan Commitments – IRLCs	Level 2	$1,773	$(628)
Interest Rate Swap Contracts	Level 2	$10,330	$—
At October 31, 2021 and 2020, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of October 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Excess
2021	$244,467	$247,211	$2,744
2020	$225,826	$231,797	$5,971
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
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies - Inventory,” for additional information regarding our methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. Impairments on operating communities were insignificant in fiscals 2021 and 2020 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.
In fiscal 2021 and 2020, we recognized $19.8 million and $31.7 million of impairment charges on land owned for future communities relating to six and nine communities, respectively. As of the period the impairment charges were recognized, the estimated fair value of these communities in the aggregate, net of impairment charges, were $23.9 million and $21.8 million, respectively. For the majority of these communities, the estimated fair values were determined based upon the expected sales price per lot in a community sale to another builder. The range of sales price per lot utilized in determining fair values was approximately $25,000 - $200,000 per lot. There were no impairment charges on land owned for future communities in 2019.
The table below provides, for the periods indicated, the number of operating communities that we reviewed for potential impairment, the number of operating communities in which we recognized impairment charges, the amount of impairment charges recognized, and, as of the end of the period indicated, the fair value of those communities, net of impairment charges
($ amounts in thousands):

		Impaired operating communities
Three months ended:	Number of communities tested	Number of communities	Fair value of communities, net of impairment charges	Impairment charges recognized
Fiscal 2021:
January 31	53	1	$419	$1,100
April 30	27	—	$—	—
July 31	18	—	$—	—
October 31	21	—	$—	—
				$1,100
Fiscal 2020:
January 31	65	—	$—	$—
April 30	80	1	$2,754	300
July 31	66	—	$—	—
October 31	53	1	$1,113	375
				$675
Fiscal 2019:
January 31	49	5	$37,282	$5,785
April 30	64	6	$36,159	17,495
July 31	69	3	$5,436	1,100
October 31	71	7	$18,910	6,695
				$31,075

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2021 and 2020 (amounts in thousands):

		2021		2020
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,014,042	$1,021,662	$1,151,257	$1,157,315
Senior notes (2)	Level 1	2,409,856	2,577,818	2,669,876	2,888,822
Mortgage company loan facility (3)	Level 2	147,512	147,512	148,611	148,611
		$3,571,410	$3,746,992	$3,969,744	$4,194,748
(1)The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $15.5 million, $6.1 million, and $14.1 million for the fiscal years ended October 31, 2021, 2020, and 2019, respectively, which is included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $36.3 million and $35.1 million at October 31, 2021 and 2020, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 2.27%, 1.95%, and 2.61% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2021, 2020, and 2019, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2021, 2020 and 2019.

Information related to our retirement plans for each of the fiscal years ended October 31, 2021, 2020, and 2019, is as follows (amounts in thousands):

	2021	2020	2019
Plan costs:
Service cost	$452	$453	$403
Interest cost	926	1,158	1,416
Amortization of prior service cost	1,723	1,468	506
Amortization of unrecognized losses	77	23	—
	$3,178	$3,102	$2,325
Projected benefit obligation:
Beginning of year	$48,374	$45,070	$35,515
Plan amendments adopted during year	755	2,600	4,956
Service cost	452	453	403
Interest cost	926	1,158	1,416
Benefit payments	(1,894)	(1,636)	(1,358)
Change in unrecognized gain/loss	(908)	729	4,138
Projected benefit obligation, end of year	$47,705	$48,374	$45,070
Unamortized prior service cost:
Beginning of year	$6,452	$5,320	$870
Plan amendments adopted during year	755	2,600	4,956
Amortization of prior service cost	(1,723)	(1,468)	(506)
Unamortized prior service cost, end of year	$5,484	$6,452	$5,320
Accumulated unrecognized loss, October 31	$(2,288)	$(3,273)	$(2,567)
Accumulated benefit obligation, October 31	$47,705	$48,374	$45,070
Accrued benefit obligation, October 31	$47,705	$48,374	$45,070
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2031 in the aggregate (in thousands):

Year ending October 31,	Amount
2022	$2,597
2023	$2,809
2024	$3,062
2025	$3,327
2026	$3,629
November 1, 2026 – October 31, 2031	$17,506

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
We previously disclosed that the Pennsylvania Attorney General was conducting a review of our construction of stucco homes in Pennsylvania after January 1, 2005 and had requested that we voluntarily produce documents and information. The Company complied with the Attorney General’s request by producing information and documents in response to a subpoena issued in the second quarter of fiscal 2019. Because the Attorney General has requested no further information from the Company, we do not expect to include this disclosure in future filings unless a material development occurs.
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
Information regarding our land purchase commitments at October 31, 2021 and 2020, is provided in the table below (amounts in thousands):

	2021	2020
Aggregate purchase commitments:
Unrelated parties	$4,442,804	$2,630,128
Unconsolidated entities that the Company has investments in	9,953	10,097
Total	$4,452,757	$2,640,225
Deposits against aggregate purchase commitments	$336,363	$223,571
Additional cash required to acquire land	4,116,394	2,416,654
Total	$4,452,757	$2,640,225
Amount of additional cash required to acquire land included in accrued expenses	$37,447	$19,590

In addition, we expect to purchase approximately 5,800 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2021, we also had similar purchase commitments to acquire land for apartment developments of approximately $143.7 million, of which we had outstanding deposits in the amount of $7.1 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2021, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2021, we had outstanding surety bonds amounting to $820.7 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $386.2 million of work remains on these improvements. We have an additional $236.0 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2021, we had outstanding letters of credit of $94.5 million under our Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At October 31, 2021, we had provided financial guarantees of $25.2 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.

Backlog
At October 31, 2021, we had agreements of sale outstanding to deliver 10,302 homes with an aggregate sales value of $9.50 billion.
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
Information regarding our mortgage commitments at October 31, 2021 and 2020, is provided in the table below (amounts in thousands):

	2021	2020
Aggregate mortgage loan commitments:
IRLCs	$528,127	$381,116
Non-IRLCs	2,705,772	1,688,801
Total	$3,233,899	$2,069,917
Investor commitments to purchase:
IRLCs	$528,127	$381,116
Mortgage loans receivable	244,376	217,876
Total	$772,503	$598,992
Lease Commitments
We lease certain facilities, equipment, and properties held for rental apartment operation or development under non-cancelable operating leases which, in the case of certain rental properties, have an initial term of 99 years. We recognize lease expense for these leases on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and lease liabilities are recorded on the balance sheet for all leases with an expected term over one year. A majority of our facility lease agreements include rental payments based on a pro-rata share of the lessor’s operating costs which are variable in nature. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheets. We elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For such leases, we do not recognize ROU assets or lease liabilities and instead recognize lease payments in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis. At October 31, 2021, ROU assets and lease liabilities were $96.3 million and $116.2 million, respectively. At October 31, 2020, ROU assets and lease liabilities were $105.0 million and $124.8 million, respectively. Payments on lease liabilities totaled $19.4 million and $16.6 million for the years ending October 31, 2021 and 2020, respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the fiscal years ending October 31, 2021, 2020, and 2019, our total lease expense was $22.2 million, $24.7 million, and $22.4 million, respectively, inclusive of variable lease costs of approximately $3.1 million, $3.1 million, and $2.3 million, respectively. Short-term lease costs and sublease income was de minimis.

Information regarding our remaining lease payments as of October 31, 2021 is provided in the table below (amounts in thousands):

Year ended October 31,
2022	$18,616
2023	15,920
2024	13,365
2025	10,880
2026	9,243
Thereafter	217,089
Total lease payments (1)	$285,113
Less: Interest (2)	168,865
Present value of lease liabilities	$116,248
(1)    Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)    Our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 8.1 years and 4.0%, respectively, at October 31, 2021 and 8.8 years and 4.1%, respectively, at October 31, 2020.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 93.4 years and 4.5%, respectively, at October 31, 2021 and 93.9 years and 4.5%, respectively, at October 31, 2020.
15. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Interest income	$4,320	$10,009	$19,017
Income from ancillary businesses	36,711	25,540	53,568
Management fee income from Home Building Joint Ventures, net	1,646	3,636	9,948
Directly expensed interest	—	(2,440)	—
Other	(2,063)	(1,052)	(1,031)
Total other income – net	$40,614	$35,693	$81,502
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by our City Living and Traditional Home Building operations. In addition, in fiscal 2021, 2020 and 2019, our apartment living operations earned fees from unconsolidated entities of $20.2 million, $14.0 million, and $11.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses above.
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2021, 2020, and 2019 (amounts in thousands):

	2021	2020	2019
Revenues	$139,640	$118,855	$150,114
Expenses	$102,929	$106,285	$132,823
Other income	$—	$12,970	$36,277

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
16. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2021, 2020, and 2019 (amounts in thousands).

	Revenue			Income (loss) before income taxes
	2021	2020	2019	2021	2020	2019
Traditional Home Building:
North	$1,645,724	$1,364,750	$1,484,430	$154,298	$57,826	$81,350
Mid-Atlantic	1,072,300	845,597	804,342	129,056	50,621	50,737
South	1,183,272	1,041,204	991,915	153,799	108,399	106,082
Mountain	2,003,045	1,535,757	1,130,874	276,360	167,687	112,979
Pacific	2,156,114	2,029,851	2,416,629	384,036	352,831	509,760
Traditional Home Building	8,060,455	6,817,159	6,828,190	1,097,549	737,364	860,908
City Living (1)	370,772	120,946	253,188	157,653	29,679	70,133
Corporate and other	519	(748)	(999)	(154,887)	(180,142)	(143,871)
	8,431,746	6,937,357	7,080,379	1,100,315	586,901	787,170
Land sales and other revenue	358,615	140,302	143,587
Total	$8,790,361	$7,077,659	$7,223,966	$1,100,315	$586,901	$787,170
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues above. City Living recognized net gains of $38.3 million from these sales.
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Total assets for each of our segments at October 31, 2021 and 2020, are shown in the table below (amounts in thousands):

	2021	2020
Traditional Home Building:
North	$1,357,168	$1,427,523
Mid-Atlantic	976,887	918,641
South	1,421,612	1,176,962
Mountain	2,397,484	1,961,348
Pacific	2,174,997	2,226,685
Traditional Home Building	8,328,148	7,711,159
City Living	332,972	539,750
Corporate and other	2,876,730	2,814,824
	$11,537,850	$11,065,733
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, income tax receivable, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.

Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2021
Traditional Home Building:
North	$24,791	$56,803	$1,193,052	$1,274,646
Mid-Atlantic	51,267	90,735	776,746	918,748
South	34,567	44,304	1,135,370	1,214,241
Mountain	40,483	85,631	2,126,863	2,252,977
Pacific	34,548	76,091	1,897,214	2,007,853
Traditional Home Building	185,656	353,564	7,129,245	7,668,465
City Living	—	211,173	36,246	247,419
	$185,656	$564,737	$7,165,491	$7,915,884

Balances at October 31, 2020
Traditional Home Building:
North	$40,753	$155,737	$1,140,833	$1,337,323
Mid-Atlantic	31,572	142,196	647,481	821,249
South	13,964	122,671	847,360	983,995
Mountain	8,811	38,370	1,840,830	1,888,011
Pacific	128,425	379,916	1,656,682	2,165,023
Traditional Home Building	223,525	838,890	6,133,186	7,195,601
City Living	—	197,953	265,352	463,305
	$223,525	$1,036,843	$6,398,538	$7,658,906
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2021, 2020, and 2019, are shown in the table below (amounts in thousands):

	2021	2020	2019
Traditional Home Building:
North	$12,194	$28,352	$25,472
Mid-Atlantic	10,922	17,905	1,535
South	662	2,869	8,452
Mountain	379	790	984
Pacific	1,278	5,967	1,117
Traditional Home Building	25,435	55,883	37,560
City Living	1,100	—	4,800
	$26,535	$55,883	$42,360

The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2021	2020	2021	2020	2019
Traditional Home Building:
Mid-Atlantic	$27,313	$33,523	$5,953	$(11)	$—
South	128,777	93,734	12,619	14,012	19,098
Mountain	14,612	—	—	381	—
Pacific	73,066	433	(17)	1,280	(37)
Traditional Home Building	243,768	127,690	18,555	15,662	19,061
City Living	12,944	33,819	(641)	(7,674)	4,103
Corporate and other	342,389	269,192	56,121	(7,040)	1,704
	$599,101	$430,701	$74,035	$948	$24,868
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2021, 2020 and 2019 (amounts in thousands):

	2021	2020	2019
Cash flow information:
Income tax paid, net	$229,742	$46,687	$137,337
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$174,726	$158,435	$213,824
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$—	$122,269	$—
Reclassification from inventory to property, construction, and office equipment, net due to the adoption of ASC 606	$—	$—	$104,807
Non-controlling interest	$(1,320)	$7,092	$38,134
Reclassification of inventory to property, construction, and office equipment, net	$39,309	$16,558	$—
Transfer of other assets to inventory, net	$—	$—	$7,100
Transfer of inventory to investment in unconsolidated entities	$50,841	$13,690	$—
Transfer of other assets to investment in unconsolidated entities, net	$94,332	$52,345	$44,139
Unrealized gain on derivatives	$10,330	$—	$—

Business Acquisitions:
Fair value of assets purchased	$—	$63,854	$173,516
Liabilities assumed	$—	$3,505	$11,143
Cash paid	$—	$60,349	$162,373

	At October 31,
	2021	2020	2019
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,638,494	$1,370,944	$1,286,014
Restricted cash and cash held by our captive title company included in receivables, prepaid expenses, and other assets	$45,918	$25,660	$33,629
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,684,412	$1,396,604	$1,319,643

18. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2021:
Revenue:
Home sales	$2,950,417	$2,234,365	$1,836,260	$1,410,704
Land sales and other	$90,963	$21,116	$93,864	$152,672
Gross profit:
Home sales	$694,373	$508,241	$401,767	$288,911
Land sales and other	$4,490	$2,407	$1,773	$40,938
Income before income taxes	$499,689	$303,395	$169,826	$127,405
Net income	$374,330	$234,932	$127,866	$96,499
Earnings per share (a)
Basic	$3.06	$1.90	$1.03	$0.77
Diluted	$3.02	$1.87	$1.01	$0.76
Weighted-average number of shares
Basic	122,218	123,826	124,295	126,060
Diluted	124,057	125,610	125,999	127,562

Fiscal 2020:
Revenue:
Home sales	$2,495,974	$1,627,812	$1,516,234	$1,297,337
Land sales and other	$49,693	$23,677	$32,838	$34,094
Gross profit
Home sales	$502,079	$341,704	$295,256	$264,215
Land sales and other	$4,798	$1,418	$6,420	$1,812
Income before income taxes	$266,991	$151,865	$102,113	$65,932
Net income	$199,317	$114,761	$75,670	$56,876
Earnings per share (a)
Basic	$1.57	$0.91	$0.59	$0.41
Diluted	$1.55	$0.90	$0.59	$0.41
Weighted-average number of shares
Basic	127,310	126,722	128,205	138,145
Diluted	128,892	127,399	128,809	139,889
(a)Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.