Form 10-Q
period 2022-01-31
Toll Brothers, Inc.
filed 2022-03-03
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2022
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
At March 1, 2022, there were approximately 117,299,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information and statements regarding: the impact of the COVID-19 pandemic on the U.S. economy and on our business; expectations regarding interest rates and inflation; the markets in which we operate or may operate; our strategic objectives and priorities; our land acquisition, land development and capital allocation plans and priorities; housing market conditions; demand for our homes; anticipated operating results and guidance; home deliveries; financial resources and condition; changes in revenues, in profitability and in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general, and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire or dispose of land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; the rate at which we deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
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
•the effect of general economic conditions, including employment rates, housing starts, interest rate levels, inflation, consumer sentiment, availability of financing for home mortgages and strength of the U.S. dollar;
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
•risks arising from acts of war, terrorism or outbreaks of contagious diseases, such as COVID-19;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2022	October 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$671,365	$1,638,494
Inventory	8,584,427	7,915,884
Property, construction, and office equipment, net	315,098	310,455
Receivables, prepaid expenses, and other assets (1)	743,368	738,078
Mortgage loans held for sale, at fair value	137,210	247,211
Customer deposits held in escrow	106,884	88,627
Investments in unconsolidated entities	679,643	599,101
Income taxes receivable	45,884	—
	$11,283,879	$11,537,850
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,143,248	$1,011,534
Senior notes	1,994,544	2,403,989
Mortgage company loan facility	101,615	147,512
Customer deposits	732,254	636,379
Accounts payable	557,272	562,466
Accrued expenses	1,236,425	1,220,235
Income taxes payable	217,071	215,280
Total liabilities	5,982,429	6,197,395
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at January 31, 2022 and October 31, 2021	1,279	1,279
Additional paid-in capital	711,558	714,453
Retained earnings	5,100,841	4,969,839
Treasury stock, at cost — 10,426 and 7,820 shares at January 31, 2022 and October 31, 2021, respectively	(563,618)	(391,656)
Accumulated other comprehensive income ("AOCI")	5,811	1,109
Total stockholders’ equity	5,255,871	5,295,024
Noncontrolling interest	45,579	45,431
Total equity	5,301,450	5,340,455
	$11,283,879	$11,537,850
(1)    As of January 31, 2022 and October 31, 2021, receivables, prepaid expenses, and other assets include $91.8 million and $90.8 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2022	2021
Revenues:
Home sales	$1,687,352	$1,410,704
Land sales and other	103,729	152,672
	1,791,081	1,563,376

Cost of revenues:
Home sales	1,289,527	1,121,793
Land sales and other	99,617	111,734
	1,389,144	1,233,527
Selling, general and administrative	226,870	210,739
Income from operations	175,067	119,110
Other:
Income from unconsolidated entities	22,037	1,194
Other income – net	3,712	7,101
Income before income taxes	200,816	127,405
Income tax provision	48,912	30,906
Net income	$151,904	$96,499

Other comprehensive income, net of tax	4,702	713
Total comprehensive income	$156,606	$97,212

Per share:
Basic earnings	$1.26	$0.77
Diluted earnings	$1.24	$0.76

Weighted-average number of shares:
Basic	120,996	126,060
Diluted	122,858	127,562

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2022 and 2021:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2021	$1,279	$714,453	$4,969,839	$(391,656)	$1,109	$45,431	$5,340,455
Net income			151,904				151,904
Purchase of treasury stock				(185,768)			(185,768)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(16,510)		13,806			(2,704)
Stock-based compensation		13,615					13,615
Dividends declared			(20,902)				(20,902)
Other comprehensive income					4,702		4,702
Income attributable to non-controlling interest						21	21
Capital contributions, net						127	127
Balance, January 31, 2022	$1,279	$711,558	$5,100,841	$(563,618)	$5,811	$45,579	$5,301,450

Balance, October 31, 2020	$1,529	$717,272	$5,164,086	$(1,000,454)	$(7,198)	$52,241	$4,927,476
Cumulative effect adjustment upon adoption of ASC 326, net of tax			(595)				(595)
Net income			96,499				96,499
Purchase of treasury stock				(179,395)			(179,395)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(21,438)		17,038			(4,400)
Stock-based compensation		12,834					12,834
Dividends declared			(14,055)				(14,055)
Other comprehensive income					712		712
Loss attributable to non-controlling interest						(21)	(21)
Capital distributions, net						(4,563)	(4,563)
Balance, January 31, 2021	$1,529	$708,668	$5,245,935	$(1,162,811)	$(6,486)	$47,657	$4,834,492

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2022	2021
Cash flow (used in) provided by operating activities:
Net income	$151,904	$96,499
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,679	16,876
Stock-based compensation	13,615	12,834
Income from unconsolidated entities	(22,037)	(1,194)
Distributions of earnings from unconsolidated entities	23,502	1,080
Deferred tax provision	2,408	1,277
Inventory impairments and write-offs	2,233	1,267
Gain on sale of assets	—	(38,279)
Other	2,372	3,617
Changes in operating assets and liabilities:
Inventory	(565,482)	(274,327)
Origination of mortgage loans	(412,955)	(376,036)
Sale of mortgage loans	520,370	478,982
Receivables, prepaid expenses, and other assets	(6,557)	34,733
Current income taxes, net	(48,074)	(3,421)
Customer deposits – net	77,618	60,580
Accounts payable and accrued expenses	(34,294)	40,835
Net cash (used in) provided by operating activities	(280,698)	55,323
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(18,475)	(14,496)
Investments in unconsolidated entities	(109,866)	(112,828)
Return of investments in unconsolidated entities	65,792	37,853
Proceeds from the sale of assets	—	79,356
Other	194	334
Net cash used in investing activities	(62,355)	(9,781)
Cash flow used in financing activities:
Proceeds from loans payable	766,858	597,973
Principal payments of loans payable	(822,142)	(847,415)
Redemption of senior notes	(409,856)	(10,020)
Payments for stock-based benefit plans, net	(2,701)	(4,397)
Purchase of treasury stock	(128,069)	(179,395)
Dividends paid	(21,077)	(14,285)
Payments related to noncontrolling interest, net	(61)	(4,728)
Net cash used in financing activities	(617,048)	(462,267)
Net decrease in cash, cash equivalents, and restricted cash	(960,101)	(416,725)
Cash, cash equivalents, and restricted cash, beginning of period	1,684,412	1,396,604
Cash, cash equivalents, and restricted cash, end of period	$724,311	$979,879

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2021 balance sheet amounts and disclosures have been derived from our October 31, 2021 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (“2021 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments, necessary to present fairly our financial position as of January 31, 2022; the results of our operations and changes in equity for the three-month periods ended January 31, 2022 and 2021; and our cash flows for the three-month periods ended January 31, 2022 and 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. We are subject to risks and uncertainties, including risks and uncertainties resulting from the COVID-19 pandemic, and are likely to continue to impact our business operations. As a result, actual results could differ from the estimates and assumptions we make and such differences may be material.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2022, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $732.3 million and $636.4 million at January 31, 2022 and October 31, 2021, respectively. Of the outstanding customer deposits held as of October 31, 2021, we recognized $110.9 million in home sales revenues during the three months ended January 31, 2022.
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) land sales to joint ventures in which we retain an interest; (2) bulk sales to third parties of land we have decided no longer meets our development criteria; (3) lot sales to third-party builders within our master planned communities; and (4) sales of commercial and retail properties generally located at our City Living buildings. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Home sales revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income in the period in which we determine that the customer will not complete the purchase of the home and we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, we may offer our home buyers sales incentives. These incentives vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2022, with early adoption permitted. We are currently evaluating the impact, but do not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01, will have a material impact on our consolidated financial statements or disclosures.

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2022 presentation.
2. Inventory
Inventory at January 31, 2022 and October 31, 2021 consisted of the following (amounts in thousands):

	January 31, 2022	October 31, 2021
Land controlled for future communities	$227,659	$185,656
Land owned for future communities	841,231	564,737
Operating communities	7,515,537	7,165,491
	$8,584,427	$7,915,884
Operating communities include communities offering homes for sale; communities that have sold all available home sites but have not completed delivery of the homes and communities preparing to open for sale. The carrying value attributable to operating communities includes the cost of homes under construction, land and land development costs, the carrying cost of home sites in current and future phases of these communities, and the carrying cost of model homes.
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”).
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2022	2021
Land controlled for future communities	$793	$167
Land owned for future communities	1,440	—
Operating communities	—	1,100
	$2,233	$1,267
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2022, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2022, we determined that 298 land purchase contracts, with an aggregate purchase price of $3.96 billion, on which we had made aggregate deposits totaling $360.1 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2021, we determined that 289 land purchase contracts, with an aggregate purchase price of $3.67 billion, on which we had made aggregate deposits totaling $302.4 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2022	2021
Interest capitalized, beginning of period	$253,938	$297,975
Interest incurred	31,005	41,268
Interest expensed to home sales cost of revenues	(32,437)	(33,325)
Interest expensed to land sales and other cost of revenues	(3,409)	(1,838)
Interest capitalized on investments in unconsolidated entities	(1,290)	(1,134)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	135	15
Interest capitalized, end of period	$247,942	$302,961
During the three months ended January 31, 2022, we incurred approximately $274,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive income, and approximately $76,000 was reclassified out of accumulated other comprehensive income to home sales cost of revenues. During the three months ended January 31, 2021, we incurred approximately $154,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive income, and approximately $10,000 was reclassified out of accumulated other comprehensive income to home sales cost of revenues.
3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments ranges from 5.0% to 50%. These entities, which are structured as joint ventures and either: (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments, commercial space, and a hotel (“Rental Property Joint Ventures”); or (iv) provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
The table below provides information as of January 31, 2022, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	14	2	35	4	55
Investment in unconsolidated entities (1)	$288,426	$8,630	$361,483	$21,104	$679,643
Number of unconsolidated entities with funding commitments by the Company	11	—	14	1	26
Company’s remaining funding commitment to unconsolidated entities (2)	$108,611	$—	$54,383	$25,147	$188,141
(1) Our total investment includes $92.5 million related to 12 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $210.5 million as of January 31, 2022. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2) Our remaining funding commitment includes approximately $115.5 million related to our unconsolidated joint venture-related variable interests in VIEs.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	8	26	34
Aggregate loan commitments	$507,427	$2,308,554	$2,815,981
Amounts borrowed under loan commitments	$376,534	$1,391,668	$1,768,202
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.

New Joint Ventures
The table below provides information on joint ventures entered into during the three-months ended January 31, 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	2	4	1
Investment balance at January 31, 2022	$13,557	$47,569	1,641
In addition, in the first quarter of fiscal 2022, we entered into a joint venture with an unrelated party to develop a luxury for-rent residential apartment project in Washington, D.C. on land which we contributed to the venture. The land we contributed has a carrying value of $60.1 million and remains on our balance sheet under “Receivables, prepaid expenses, and other assets”. Under the terms of the joint venture agreement, our partner has the right to put their interest back to us if certain conditions are not satisfied. If those conditions are satisfied, we would expect to deconsolidate this land and recognize a land sale at that time.
The table below provides information on joint ventures entered into during the three-months ended January 31, 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	2
Investment balance at January 31, 2021	$139,033	$14,932

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $21.0 million and $5.9 million in the three-month periods ended January 31, 2022 and 2021, respectively. These gains are included in “Income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
In our first quarter of fiscal 2021, we recognized other-than-temporary impairment charges on our investments in certain Home Building Joint Ventures of $2.1 million. There were no other-than-temporary impairment charges recognized in our first quarter of fiscal 2022.
In our first quarters of fiscal 2022 and 2021, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $23.8 million and $4.3 million, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $78.0 million and $57.3 million in our first quarters of fiscal 2022 and 2021, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we have guaranteed portions of debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity.
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
We believe that, as of January 31, 2022, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.

Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

January 31, 2022
Loan commitments in the aggregate	$2,307,200
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$407,700

Debt obligations borrowed in the aggregate	$1,259,500
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$237,200

Estimated fair value of guarantees provided by us related to debt and other obligations	$10,900
Terms of guarantees	1 month - 3.9 years
(1) Our maximum estimated exposure under repayment and carry cost guarantees includes approximately $95.0 million related to our unconsolidated Joint Venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.
Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above.

The table below provides information as of January 31, 2022 and October 31, 2021, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	January 31, 2022	October 31, 2021
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$91,800	$90,800
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$39,500	$39,400
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 50% to 98%. We are actively looking for additional partners for these investments and to the extent we are able to find such partners, we will reduce our ownership interest in these entities.
As shown above, we are the primary beneficiary of certain VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan. For other VIEs, we are not the primary beneficiary because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all members. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other members.

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	January 31, 2022	October 31, 2021
Cash and cash equivalents	$167,968	$153,582
Inventory	1,060,893	964,962
Loans receivable, net	61,539	86,727
Rental properties	1,454,564	1,496,355
Rental properties under development	914,785	697,659
Other assets	272,758	227,579
Total assets	$3,932,507	$3,626,864
Debt, net of deferred financing costs	$1,764,604	$1,677,619
Other liabilities	264,246	248,545
Members’ equity	1,903,657	1,700,700
Total liabilities and equity	$3,932,507	$3,626,864
Company’s net investment in unconsolidated entities (1)	$679,643	$599,101
(1)    Our underlying equity in the net assets of the unconsolidated entities exceeded our net investment in unconsolidated entities by $21.2 million and $16.5 million as of January 31, 2022 and October 31, 2021, respectively, and these differences are primarily a result of other than temporary impairments we have recognized; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.
Condensed Combined Statements of Operations:

	Three months ended January 31,
	2022	2021
Revenues	$155,752	$92,530
Cost of revenues	108,483	96,723
Other expenses	43,603	35,390
Total expenses	152,086	132,113
Income (loss) from operations	3,553	(39,583)
Other income (2)	33,347	948
Income (loss) before income taxes	36,900	(38,635)
Income tax expense (benefit)	83	(1,506)
Net income (loss) including earnings from noncontrolling interests	36,817	(37,129)
Less: income attributable to noncontrolling interest	—	(174)
Net income (loss) attributable to controlling interest	$36,817	$(37,303)
Company’s equity in earnings of unconsolidated entities (3)	$22,037	$1,194
(2)    The three months ending January 31, 2022 includes $29.9 million related to the sale of an asset by one Rental Property Joint Venture.
(3)    Differences between our equity in earnings of unconsolidated entities and the underlying net income (loss) of the entities are primarily a result of distributions from entities in excess of the carrying amount of our investment; promote earned on the gains recognized by joint ventures and those promoted cash flows being distributed; other than temporary impairments we have recognized; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2022 and October 31, 2021, consisted of the following (amounts in thousands):

	January 31, 2022	October 31, 2021
Expected recoveries from insurance carriers and others	$15,126	$16,773
Improvement cost receivable	68,532	67,626
Escrow cash held by our wholly owned title company	51,683	41,429
Properties held for rental apartment and commercial development	348,624	381,401
Prepaid expenses	38,574	34,960
Right-of-use asset	98,923	96,276
Other	121,906	99,613
	$743,368	$738,078
See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of January 31, 2022 and October 31, 2021, properties held for rental apartment and commercial development include $91.8 million and $90.8 million, respectively, of assets related to consolidated VIEs. See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2022 and October 31, 2021, loans payable consisted of the following (amounts in thousands):

	January 31, 2022	October 31, 2021
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	495,624	364,042
Deferred issuance costs	(2,376)	(2,508)
	$1,143,248	$1,011,534
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks, most of which is scheduled to expire on November 1, 2026. In the first quarter of fiscal 2021, we voluntarily repaid $150.0 million of the then $800.0 million in principal amount that was outstanding. No prepayment charges were incurred in connection with the repayment. On October 31, 2021, we entered into term loan extension agreements to extend the maturity date of $548.4 million of outstanding term loans from November 1, 2025 to November 1, 2026, with the remainder of the term loans remaining due November 1, 2025. Other than $101.6 million of term loans that are scheduled to mature on November 1, 2025, there are no payments required before the final maturity date on the Term Loan Facility. At January 31, 2022, the interest rate on the Term Loan Facility was 1.16% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of January 31, 2022. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
We have a $1.905 billion, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. On October 31, 2021, we entered into extension letter agreements which extended the maturity date of $1.78 billion of the revolving loans and commitments under the Revolving Credit Facility from November 1, 2025 to November 1, 2026, with the remainder of the revolving loans and commitments continuing to terminate on November 1, 2025. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.

Under the terms of the Revolving Credit Facility, at January 31, 2022, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.09 billion. Under the terms of the Revolving Credit Facility, at January 31, 2022, our leverage ratio was approximately 0.44 to 1.00, and our tangible net worth was approximately $5.25 billion. Based upon the terms of the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $4.26 billion as of January 31, 2022. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $3.16 billion as of January 31, 2022.
At January 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $92.9 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At January 31, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 1.31% per annum. In February 2022, we borrowed $200.0 million under our Revolving Credit Facility.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2022, the weighted-average interest rate on “Loans payable – other” was 3.80% per annum.
Senior Notes
At January 31, 2022, we had five issues of senior notes outstanding with an aggregate principal amount of $2.00 billion.
In our first quarter of fiscal 2022, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. Prior to its scheduled expiration on March 4, 2021, the Warehousing Agreement was amended and restated to extend the expiration date to March 3, 2022 and to reduce the interest rate thereunder to LIBOR plus 1.75% per annum (with a LIBOR floor of 0.75%). Prior to the extension, borrowings under the facility bore interest at LIBOR plus 1.90% per annum. At January 31, 2022, the interest rate on the Warehousing Agreement, as amended, was 2.50% per annum. Subsequent to January 31, 2022, the Warehousing Agreement was further extended to April 2, 2022.

6. Accrued Expenses
Accrued expenses at January 31, 2022 and October 31, 2021 consisted of the following (amounts in thousands):

	January 31, 2022	October 31, 2021
Land, land development, and construction	$298,390	$310,996
Compensation and employee benefits	176,256	232,161
Escrow liability	46,159	36,107
Self-insurance	239,194	236,369
Warranty	143,043	145,062
Lease liabilities	119,851	116,248
Deferred income	38,515	36,638
Interest	35,762	34,033
Commitments to unconsolidated entities	29,969	22,150
Treasury share purchases	57,699	—
Other	51,587	50,471
	$1,236,425	$1,220,235
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2022	2021
Balance, beginning of period	$145,062	$157,351
Additions – homes closed during the period	9,455	7,402
Increase in accruals for homes closed in prior years, net	2,957	1,194
Charges incurred	(14,431)	(15,070)
Balance, end of period	$143,043	$150,877
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
Our review process, conducted quarterly, includes an analysis of many factors to determine whether a claim is likely to be received and the estimated costs to resolve any such claim, including: the closing dates of the homes; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims; the expected recovery from our insurance carriers and suppliers; and the previously recorded amounts related to these claims. We also monitor legal developments relating to these types of claims and review the volume, relative merits and adjudication of claims in litigation or arbitration.
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims were $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020 and again in the fourth fiscal quarter of 2021, we reduced the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by a total of $36.2 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $36.2 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $53.2 million at January 31, 2022 and $54.7 million at October 31, 2021. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $4.6 million at January 31, 2022 and $5.8 million at October 31, 2021.
As noted above, our review process includes a number of estimates that are based on assumptions with uncertain outcomes. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded and such differences could be material. In addition, due to such uncertainty, we are unable to estimate the range of any such differences.

7. Income Taxes
We recorded income tax provisions of $48.9 million and $30.9 million for the three months ended January 31, 2022 and 2021, respectively. The effective tax rate was 24.4% for the three months ended January 31, 2022, compared to 24.3% for the three months ended January 31, 2021. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2022 will be approximately 5.2%. Our state income tax rate for the full fiscal year 2021 was 5.8%.
At January 31, 2022, we had $5.9 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended January 31,
	2022	2021
Total stock-based compensation expense recognized	$13,615	$12,834
Income tax benefit recognized	$3,413	$3,289
At January 31, 2022 and October 31, 2021, the aggregate unamortized value of unvested stock-based compensation awards was approximately $24.4 million and $14.7 million, respectively.
9. Stockholders’ Equity
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions. Most recently, on March 10, 2020, our Board of Directors renewed its authorization to repurchase of 20 million shares of our common stock. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2022	2021
Number of shares purchased (in thousands)	3,013	4,027
Average price per share	$61.65	$44.54
Remaining authorization at January 31 (in thousands)	9,550	15,957
Cash Dividends
During the three months ended January 31, 2022 and 2021, we declared and paid cash dividends of $0.17 and $0.11 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2022	2021
Employee Retirement Plans
Beginning balance	$(6,024)	$(7,198)
Gains reclassified from AOCI to net income (1)	451	450
Less: Tax expense (2)	(113)	(116)
Net gains reclassified from AOCI to net income	338	334
Other comprehensive income, net of tax	338	334
Ending balance	$(5,686)	$(6,864)
Derivative Instruments
Beginning balance	$7,133	$—
Gains on derivative instruments	5,748	498
Less: Tax expense	(1,441)	(128)
Net gains on derivative instruments	4,307	370
Gains reclassified from AOCI to net income (3)	76	10
Less: Tax expense (2)	(19)	(2)
Net gains reclassified from AOCI to net income	57	8
Other comprehensive income, net of tax	4,364	378
Ending balance	$11,497	$378
Total AOCI ending balance	$5,811	$(6,486)
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2022	2021
Numerator:
Net income as reported	$151,904	$96,499

Denominator:
Basic weighted-average shares	120,996	126,060
Common stock equivalents (1)	1,862	1,502
Diluted weighted-average shares	122,858	127,562

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	204	589
Shares issued under stock incentive and employee stock purchase plans	408	456
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2022	October 31, 2021
Residential Mortgage Loans Held for Sale	Level 2	$137,210	$247,211
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$1,948	$1,782
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(6,509)	$(1,773)
Forward Loan Commitments — IRLCs	Level 2	$6,509	$1,773
Interest Rate Swap Contracts	Level 2	$16,351	$10,330
At January 31, 2022 and October 31, 2021, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Excess
At January 31, 2022	$137,051	$137,210	$159
At October 31, 2021	$244,467	$247,211	$2,744
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies – Inventory,” in our 2021 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were insignificant during the three months ended January 31, 2022 and 2021 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		January 31, 2022		October 31, 2021
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,145,624	$1,137,429	$1,014,042	$1,021,662
Senior notes (2)	Level 1	2,000,000	2,114,051	2,409,856	2,577,818
Mortgage company loan facility (3)	Level 2	101,615	101,615	147,512	147,512
		$3,247,239	$3,353,095	$3,571,410	$3,746,992
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
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2022	2021
Interest income	$1,558	$1,455
Income from ancillary businesses	1,960	6,859
Management fee income from Home Building Joint Ventures, net	1,338	117
Other	(1,144)	(1,330)
Total other income – net	$3,712	$7,101
Management fee income from home building unconsolidated entities presented above primarily represents fees earned by Toll Brothers City Living® (“City Living”) and traditional home building operations.
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2022	2021
Revenues	$27,697	$29,101
Expenses	$25,737	$22,242
In each of the three-month periods ended January 31, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $4.8 million. Fees earned by our apartment living operations are included in income from ancillary businesses.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2022	October 31, 2021
Aggregate purchase price:
Unrelated parties	$4,644,319	$4,442,804
Unconsolidated entities that the Company has investments in	9,648	9,953
Total	$4,653,967	$4,452,757

Deposits against aggregate purchase price	$408,873	$336,363
Additional cash required to acquire land	4,245,094	4,116,394
Total	$4,653,967	$4,452,757
Amount of additional cash required to acquire land included in accrued expenses	$20,690	$37,447
In addition, we expect to purchase approximately 6,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2022, we also had purchase contracts to acquire land for apartment developments of approximately $165.7 million, of which we had outstanding deposits in the amount of $5.8 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2022, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2022, we had outstanding surety bonds amounting to $863.0 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $426.0 million of work remains on these improvements. We have an additional $241.2 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2022, we had outstanding letters of credit of $92.9 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon. At January 31, 2022, we had provided financial guarantees of $26.3 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At January 31, 2022, we had agreements of sale outstanding to deliver 11,302 homes with an aggregate sales value of $10.80 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2022	October 31, 2021
Aggregate mortgage loan commitments:
IRLCs	$621,537	$528,127
Non-IRLCs	2,888,866	2,705,772
Total	$3,510,403	$3,233,899
Investor commitments to purchase:
IRLCs	$621,537	$528,127
Mortgage loans held for sale	136,552	244,376
Total	$758,089	$772,503
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
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2022	2021
Revenues:
Traditional Home Building:
North	$315,362	$312,639
Mid-Atlantic	242,877	163,984
South	243,519	216,884
Mountain	462,300	377,977
Pacific	384,949	331,158
Traditional Home Building	1,649,007	1,402,642
City Living	39,772	7,793
Corporate and other	(1,427)	269
Total home sales revenues	1,687,352	1,410,704
Land sales and other revenues	103,729	152,672
Total revenues	$1,791,081	$1,563,376

Income (loss) before income taxes:
Traditional Home Building:
North	$31,539	$18,882
Mid-Atlantic	33,425	18,813
South	22,532	21,483
Mountain	71,011	36,013
Pacific	64,534	47,554
Traditional Home Building	223,041	142,745
City Living (1)	12,717	32,692
Corporate and other	(34,942)	(48,032)
Total	$200,816	$127,405
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues above. City Living recognized net gains of $38.3 million from these sales.
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2022	October 31, 2021
Traditional Home Building:
North	$1,407,992	$1,357,168
Mid-Atlantic	1,052,923	976,887
South	1,662,383	1,421,612
Mountain	2,624,647	2,397,484
Pacific	2,254,252	2,174,997
Traditional Home Building	9,002,197	8,328,148
City Living	314,092	332,972
Corporate and other	1,967,590	2,876,730
Total	$11,283,879	$11,537,850
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2022	2021
Traditional Home Building:
North	$325	$35
Mid-Atlantic	441	32
South	143	25
Mountain	102	9
Pacific	22	66
Total	1,033	167
City Living	1,200	1,100
	$2,233	$1,267

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2022	2021
Cash flow information:
Income tax paid, net	$94,577	$33,050
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses, net	$123,176	$40,511
Accrued treasury share purchases	$57,699	$—
Transfer of inventory to investment in unconsolidated entities	$556	$49,979
Transfer of other assets to investment in unconsolidated entities, net	$36,154	$13,228
Unrealized gain on derivatives	$6,022	$522

	At January 31,
	2022	2021
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$671,365	$949,696
Restricted cash included in receivables, prepaid expenses, and other assets	52,946	30,183
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$724,311	$979,879

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (“2021 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2021 Form 10-K.
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended January 31, 2022, we continued to experience strong demand for our homes as the overall housing market remained robust. In the quarter, we signed 2,929 net contracts with an aggregate value of $2.99 billion, compared to 2,874 net contracts with an aggregate value of $2.51 billion in the three months ended January 31, 2021, representing increases of 2% and 19% in units and dollars, respectively. Our backlog at January 31, 2022 was 11,302 homes and $10.80 billion, up 27% in units and 45% in dollars as compared to our backlog at January 31, 2021. We believe the strength in demand for new homes continues to be driven by demographic and migration trends, a supply-demand imbalance resulting from over a decade of underproduction of new homes, a tight supply of resale homes, and a renewed appreciation for the importance of home. In addition, although mortgage interest rates have increased in recent months, they remain near historic lows. Overall, we believe these factors will continue to support demand in the foreseeable future.
Like many other home builders, we continue to experience production challenges due to supply chain disruptions, tightness in labor markets and municipality-related delays, which in our first quarter were exacerbated by the Omicron variant of the COVID-19 pandemic. These disruptions have resulted in build times (the time it takes from contract signing to delivery of the completed home) that continue to be extended and delays in deliveries. We continue to work with our suppliers and trade partners to resolve these issues, but we do not expect conditions to significantly improve in the near term. Continued supply chain disruptions and labor and material shortages could further elongate delivery times and increase cost pressures.
Although housing market conditions have remained strong over the past year, future economic conditions and the demand for homes are subject to continued uncertainty due to many factors, including the recent increase in mortgage interest rates, higher inflation, ongoing disruptions from supply chain challenges and labor shortages, the ongoing impact of the COVID-19 pandemic and government directives, and other factors. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.
Financial and Operational Highlights
In the three-month period ended January 31, 2022, we recognized $1.79 billion of revenues, consisting of $1.69 billion of home sales revenue and $103.7 million of land sales and other revenue, as compared to $1.56 billion of revenues, consisting of $1.41 billion of home sales revenue and $152.7 million of land sales and other revenue in the three-month period ended January 31, 2021. Net income was $151.9 million compared to $96.5 million of net income in the three-month period ended January 31, 2021.
In the three-month periods ended January 31, 2022 and 2021, the value of net contracts signed was $2.99 billion (2,929 homes) and $2.51 billion (2,874 homes), respectively.

The value of our backlog at January 31, 2022 was $10.80 billion (11,302 homes), as compared to our backlog at January 31, 2021 of $7.47 billion (8,888 homes). Our backlog at October 31, 2021 was $9.50 billion (10,302 homes), as compared to backlog of $6.37 billion (7,791 homes) at October 31, 2020.
At January 31, 2022, we had $671.4 million of cash and cash equivalents on hand and approximately $1.81 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2026. At January 31, 2022, we had no borrowings and we had approximately $92.9 million of outstanding letters of credit under the Revolving Credit Facility. In February 2022, we borrowed $200 million under our Revolving Credit Facility.
At January 31, 2022, we owned or controlled through options approximately 86,500 home sites, as compared to approximately 80,900 at October 31, 2021; and approximately 63,200 at October 31, 2020. Of the approximately 86,500 total home sites that we owned or controlled through options at January 31, 2022, we owned approximately 39,700 and controlled approximately 46,800 through options. Of the 39,700 home sites owned, approximately 17,700 were substantially improved. In addition, as of January 31, 2022, we expect to purchase approximately 6,200 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2022, we were selling from 325 communities, compared to 340 at October 31, 2021; and 317 at October 31, 2020.
At January 31, 2022, our total stockholders’ equity and our debt to total capitalization ratio were $5.26 billion and 0.38 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2022 and 2021 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2022	2021	% Change
Revenues:
Home sales	$1,687.4	$1,410.7	20%
Land sales and other	103.7	152.7
	1,791.1	1,563.4	15%
Cost of revenues:
Home sales	1,289.5	1,121.8	15%
Land sales and other	99.6	111.7
	1,389.1	1,233.5	13%
Selling, general and administrative	226.9	210.7	8%
Income from operations	175.1	119.1	47%
Other
Income from unconsolidated entities	22.0	1.2	NM
Other income – net	3.7	7.1	(48)%
Income before income taxes	200.8	127.4	58%
Income tax provision	48.9	30.9	58%
Net income	$151.9	$96.5	57%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	76.4%	79.5%
Land sales and other cost of revenues as a percentage of land sales and other revenues	96.0%	73.2%
SG&A as a percentage of home sale revenues	13.4%	14.9%
Effective tax rate	24.4%	24.3%

Deliveries – units	1,929	1,777	9%
Deliveries – average delivered price (in ‘000s)	$874.7	$793.9	10%

Net contracts signed – value	$2,993.0	$2,508.0	19%
Net contracts signed – units	2,929	2,874	2%
Net contracts signed – average selling price (in ‘000s)	$1,021.8	$872.6	17%

	At January 31,
	2022	2021	% Change
Backlog – value	$10,804.9	$7,473.5	45%
Backlog – units	11,302	8,888	27%
Backlog – average selling price (in ‘000s)	$956.0	$840.9	14%
Note: Due to rounding, amounts may not add.
NM: Not meaningful

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, was attributable to a 9% increase in the number of homes delivered and a 10% increase in the average price of homes delivered. The increase in the number of homes delivered in the three months ended January 31, 2022 was primarily due to higher backlog at October 31, 2021, as compared to October 31, 2020, partially offset by lower backlog conversion in the fiscal 2022 period. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive product types/geographic regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 period was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower interest expense as a percentage of home sales revenues. In the three months ended January 31, 2022 and 2021, interest expense, as a percentage of home sales revenues, was 1.9% and 2.4%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) bulk sales to third parties of land we have decided no longer meets our development criteria; (3) lot sales to third-party builders within our master planned communities; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. In the first quarter of fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized a gain of $38.3 million.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $16.1 million in the fiscal 2022 period, as compared to the fiscal 2021 period. As a percentage of home sales revenues, SG&A was 13.4% in the fiscal 2022 period, as compared to 14.9% in the fiscal 2021 period. The dollar increase in SG&A was primarily due to higher headcount and increased commissions as a result of sales volume improvement in the fiscal 2022 period, along with normal compensation increases. The decrease in SG&A as a percentage of revenues was due to revenues increasing 20% year-over-year in the fiscal 2022 period, while SG&A spending increased only 8%.
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
Income from unconsolidated entities increased by $20.8 million in the three-month period ended January 31, 2022, as compared to the three-month period ended January 31, 2021. This increase was primarily due to a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2022	2021
Income from ancillary businesses	$1,960	$6,859
Management fee income from Home Building Joint Ventures, net	1,338	117
Other	414	125
Total other income – net	$3,712	$7,101
The decrease in income from ancillary businesses in the three months ended January 31, 2022, as compared to the three months ended January 31, 2021, was mainly due to lower income from our mortgage operations due to increased competition which reduced spreads, as well as higher losses incurred in our apartment living operations.
Management fee income from home building unconsolidated entities presented above includes fees earned by our City Living and Traditional Home Building operations. The increase in income in the three months ended January 31, 2022 was primarily related to an increase in unconsolidated entities to which we provide services. In addition to the fees earned by our City Living and Traditional Home Building operations, in each of the three-month periods ended January 31, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $4.8 million. Fees earned by our apartment living operations are included in income from ancillary businesses.
Income Before Income Taxes
For the three-month period ended January 31, 2022, we reported income before income taxes of $200.8 million, as compared to $127.4 million in the three-month period ended January 31, 2021.
Income Tax Provision
We recognized an income tax provision of $48.9 million and $30.9 million in the three-month period ended January 31, 2022 and January 31, 2021, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2022 and 2021 periods, our federal tax provision would have been $42.2 million and $26.8 million, in the three-month periods ended January 31, 2022 and January 31, 2021, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits and excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended January 31, 2022 and 2021, the value of net contracts signed was $2.99 billion (2,929 homes) and $2.51 billion (2,874 homes), respectively. The aggregate value of net contracts signed increased $485.0 million, or 19%, in the three-month period ended January 31, 2022, as compared to the three-month period ended January 31, 2021. The increase in the aggregate value of net contracts signed was due to a 2% increase in the number of net contracts signed and a 17% increase in the average value of each signed contract. The increase in the number of net contracts signed reflects strong demand for new homes in the housing market, partially offset by limiting lot releases in certain of our communities during the three months ended January 31, 2022. The increase in the average value of each signed contract is principally due to sales price increases, as well as a shift in the number of contracts signed to more expensive areas and/or products.
Backlog
The value of our backlog at January 31, 2022 increased 45% to $10.80 billion (11,302 homes), as compared to $7.47 billion (8,888 homes) at January 31, 2021. Our backlog at October 31, 2021 and 2020 was $9.50 billion (10,302 homes) and $6.37 billion (7,791 homes), respectively.
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
At January 31, 2022, we had $671.4 million of cash and cash equivalents on hand and approximately $1.812 billion available for borrowing under our Revolving Credit Facility. In February 2022, we borrowed $200 million under our Revolving Credit Facility.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions in the form of land acquisition, deposits to control land and land development, operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, debt repayment, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our revolving credit facility and our mortgage company loan facility, and borrowings from banks and other lenders.
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
Over the longer term, to the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt or dispose of certain assets to fund our operating activities and debt service. We expect these resources will be adequate to fund our ongoing operating activities as well as providing capital for investment in future land purchases and related development activities and future joint ventures.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of January 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Company Loan Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of January 31, 2022, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At January 31, 2022, we had investments in these entities of $679.6 million and were committed to invest or advance up to an additional $188.1 million to these entities if they require additional funding. At January 31, 2022, we had agreed to terms for the acquisition of 178 home sites from three joint ventures for an estimated aggregate purchase price of $9.6 million. In addition, we expect to purchase approximately 6,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of January 31, 2022, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2022, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $2.31 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $407.7 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2022, the unconsolidated entities had borrowed an aggregate of $1.26 billion, of which we estimate $237.2 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of January 31, 2022, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At January 31, 2022 and October 31, 2021, we had $671.4 million and $1.64 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the three-month period ended January 31, 2022 was $280.7 million. Cash used in operating activities during the fiscal 2022 period was primarily related to an increase in inventory, an increase in receivables, prepaid expenses, and other assets, an increase in income tax receivable, and a decrease in accounts payable and accrued expenses. This activity was offset, in part, by net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, income from unconsolidated entities and deferred taxes); mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits – net.
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
Investing Activities
In the three-month period ended January 31, 2022, cash used in investing activities was $62.4 million, which was primarily related to $109.9 million used to fund our investments in unconsolidated entities and $18.5 million used for the purchase of property and equipment. This activity was offset, in part, by $65.8 million of cash received as returns from our investments in unconsolidated entities
In the three-month period ended January 31, 2021, cash used in investing activities was $9.8 million, which was primarily related to $112.8 million used to fund our investments in unconsolidated entities and $14.5 million used for the purchase of property and equipment. This activity was offset, in part, by $79.4 million of cash received from the sale of commercial properties and $37.9 million of cash received as returns from our investments in unconsolidated entities.

Financing Activities
We used $617.0 million of cash in financing activities in the three-month period ended January 31, 2022, primarily for the redemption of senior notes of $409.9 million, the repurchase of $128.1 million of our common stock; payments of $55.3 million of loans payable, net of borrowings, and the payment of dividends on our common stock of $21.1 million.
We used $462.3 million of cash in financing activities in the three-month period ended January 31, 2021, primarily for payments of $249.4 million of loans payable; the repurchase of $179.4 million of our common stock; the payment of dividends on our common stock of $14.3 million; and redemption of senior notes of $10.0 million.
CRITICAL ACCOUNTING ESTIMATES
As disclosed in our 2021 Form 10-K, our most critical accounting estimates relate to inventory, cost of revenue recognition, warranty and self-insurance, and investments in unconsolidated entities. Since October 31, 2021, there have been no material changes to those critical accounting estimates.
SUPPLEMENTAL GUARANTOR INFORMATION
At January 31, 2022, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.00 billion aggregate principal amount of senior notes maturing on various dates between April 15, 2023 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data ($ amounts in millions):

January 31, 2022
Assets
Cash	$498.6
Inventory	$8,414.4
Amount due from Non-Guarantor Subsidiaries	$643.8
Total assets	$10,268.5

Liabilities & Stockholders' Equity
Loans payable	$1,101.9
Senior notes	$1,994.5
Total liabilities	$5,389.9
Stockholders' equity	$4,878.5
Summarized Statement of Operations Data ($ amounts in millions):

For the three months ended January 31, 2022
Revenues	$1,699.3
Cost of revenues	$1,302.3
Selling, general and administrative	$225.8
Income before income taxes	$169.3
Net income	$128.0

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$315.4	$312.6	1%	398	451	(12)%	$792.4	$693.2	14%
Mid-Atlantic	242.9	164.0	48%	276	227	22%	$880.0	$722.4	22%
South	243.5	216.9	12%	347	341	2%	$701.8	$636.0	10%
Mountain	462.3	378.0	22%	603	525	15%	$766.7	$720.0	6%
Pacific	384.9	331.1	16%	285	226	26%	$1,350.7	$1,465.3	(8)%
Traditional Home Building	1,649.0	1,402.6	18%	1,909	1,770	8%	$863.8	$792.5	9%
City Living	39.8	7.8	410%	20	7	186%	$1,988.6	$1,113.4	79%
Other	(1.4)	0.3
Total home sales revenues	1,687.4	1,410.7	20%	1,929	1,777	9%	$874.7	$793.9	10%
Land sales revenues	103.7	152.7
Total revenues	$1,791.1	$1,563.4
Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$415.9	$356.8	17%	472	449	5%	$881.2	$794.6	11%
Mid-Atlantic	360.6	327.5	10%	366	373	(2)%	$985.3	$878.0	12%
South	611.5	388.8	57%	737	568	30%	$829.7	$684.5	21%
Mountain	758.0	751.8	1%	799	978	(18)%	$948.7	$768.7	23%
Pacific	824.1	644.1	28%	543	473	15%	$1,517.6	$1,361.8	11%
Traditional Home Building	2,970.1	2,469.0	20%	2,917	2,841	3%	$1,018.2	$869.1	17%
City Living	22.9	39.0	(41)%	12	33	(64)%	$1,907.7	$1,181.8	61%
Total	$2,993.0	$2,508.0	19%	2,929	2,874	2%	$1,021.8	$872.6	17%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$1,566.7	$1,413.5	11%	1,798	1,904	(6)%	$871.4	$742.4	17%
Mid-Atlantic	1,122.5	934.0	20%	1,143	1,136	1%	$982.1	$822.1	19%
South	2,333.4	1,210.4	93%	2,860	1,715	67%	$815.9	$705.8	16%
Mountain	3,317.9	2,044.8	62%	3,794	2,727	39%	$874.5	$749.8	17%
Pacific	2,452.9	1,700.7	44%	1,702	1,291	32%	$1,441.2	$1,317.4	9%
Traditional Home Building	10,793.4	7,303.4	48%	11,297	8,773	29%	$955.4	$832.5	15%
City Living	11.5	170.1	(93)%	5	115	(96)%	$2,293.4	$1,478.9	55%
Total	$10,804.9	$7,473.5	45%	11,302	8,888	27%	$956.0	$840.9	14%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,465.9	$1,369.1	7%	1,724	1,906	(10)%	$850.3	$718.3	18%
Mid-Atlantic	1,004.5	770.4	30%	1,053	990	6%	$954.0	$778.2	23%
South	1,965.2	1,038.4	89%	2,470	1,488	66%	$795.6	$697.9	14%
Mountain	3,021.9	1,670.7	81%	3,598	2,274	58%	$839.9	$734.7	14%
Pacific	2,013.3	1,387.1	45%	1,444	1,044	38%	$1,394.3	$1,328.6	5%
Traditional Home Building	9,470.8	6,235.7	52%	10,289	7,702	34%	$920.5	$809.6	14%
City Living	28.3	138.9	(80)%	13	89	(85)%	$2,173.0	$1,560.3	39%
Total	$9,499.1	$6,374.6	49%	10,302	7,791	32%	$922.1	$818.2	13%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2022	2021	% Change
Traditional Home Building:
North	$31.5	$18.9	67%
Mid-Atlantic	33.4	18.8	78%
South	22.5	21.5	5%
Mountain	71.0	36.0	97%
Pacific	64.5	47.5	36%
Traditional Home Building	222.9	142.7	56%
City Living (1)	12.7	32.7	(61)%
Corporate and other	(34.8)	(48.0)	28%
Total	$200.8	$127.4	58%
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

interest income; income from certain of our ancillary businesses, including our apartment rental development business; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Traditional Home Building
North

	Three months ended January 31,
	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$315.4	$312.6	1%
Units delivered	398	451	(12)%
Average delivered price ($ in thousands)	$792.4	$693.2	14%

Net Contracts Signed:
Net contract value ($ in millions)	$415.9	$356.8	17%
Net contracted units	472	449	5%
Average contracted price ($ in thousands)	$881.2	$794.6	11%

Home sales cost of revenues as a percentage of home sale revenues	80.8%	84.0%

Income before income taxes ($ in millions)	$31.5	$18.9	67%

Number of selling communities at January 31,	60	61	(2)%
The decrease in the number of homes delivered in the fiscal 2022 period was mainly due to a decrease in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. The increase in the average price of homes delivered in the fiscal 2022 period was primarily due to sales price increases and a shift in the number of homes delivered to more expenses areas and/or products.
The increase in the number of net contracts signed in the fiscal 2022 period was mainly due to increased demand. The increase in the average value of each contract signed in the fiscal 2022 period was mainly due to sales price increases and a shift in the number of contracts signed to more expensive areas and/or products.
The increase in income before income taxes in the fiscal 2022 period was attributable to lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 period was primarily due to a shift in product mix/areas to higher-margin areas, sales price increases, and lower interest expense as a percentage of home sales revenues.
Mid-Atlantic

	Three months ended January 31,
	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$242.9	$164.0	48%
Units delivered	276	227	22%
Average delivered price ($ in thousands)	$880.0	$722.4	22%

Net Contracts Signed:
Net contract value ($ in millions)	$360.6	$327.5	10%
Net contracted units	366	373	(2)%
Average contracted price ($ in thousands)	$985.3	$878.0	12%

Home sales cost of revenues as a percentage of home sale revenues	77.5%	77.9%

Income before income taxes ($ in millions)	$33.4	$18.8	78%

Number of selling communities at January 31,	34	38	(11)%

The increase in the number of homes delivered in the fiscal 2022 period was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020 and higher backlog conversion. The increase in the average price of homes delivered in the fiscal 2022 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases in the fiscal 2022 period.
The decrease in the number of net contracts signed in the fiscal 2022 period was mainly due to the decrease in the number of selling communities and limited lot releases in certain communities. The increase in the average value of each contract signed in the fiscal 2022 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and sales price increases in the fiscal 2022 period.
The increase in income before income taxes in the fiscal 2022 period was mainly due to higher earnings from increased revenue and lower SG&A costs, partially offset by lower earnings from unconsolidated entities. During the fiscal 2021 period, a $6.0 million gain was recognized from an asset sale of commercial property by one of our Land Development Joint Ventures. No similar gains were recognized in the fiscal 2022 period.
South

	Three months ended January 31,
	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$243.5	$216.9	12%
Units delivered	347	341	2%
Average delivered price ($ in thousands)	$701.8	$636.0	10%

Net Contracts Signed:
Net contract value ($ in millions)	$611.5	$388.8	57%
Net contracted units	737	568	30%
Average contracted price ($ in thousands)	$829.7	$684.5	21%

Home sales cost of revenues as a percentage of home sale revenues	77.8%	77.5%

Income before income taxes ($ in millions)	$22.5	$21.5	5%

Number of selling communities at January 31,	86	73	18%
The increase in the number of homes delivered in the fiscal 2022 period was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, offset by lower backlog conversion in the fiscal 2022 period. The increase in the average price of homes delivered in the fiscal 2022 period was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The increase in the number of net contracts signed in the fiscal 2022 period was due principally to an increase in demand and an increase in the number of selling communities in the fiscal 2022 period, offset by our limiting of lot releases in certain communities. The increase in the average value of each contract signed in the fiscal 2022 period was primarily due to sales price increases in the fiscal 2022 period and a shift in the number of contracts signed to more expensive areas or product types.
The increase in income before income taxes in the fiscal 2022 period was principally due to higher earnings from increased revenues, partially offset by higher home sales cost of revenues, as a percentage of home sale revenues, and higher SG&A costs in the fiscal 2022 period. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 period was primarily due to a shift in product mix/areas to lower-margin areas.

Mountain

	Three months ended January 31,
	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$462.3	$378.0	22%
Units delivered	603	525	15%
Average delivered price ($ in thousands)	$766.7	$720.0	6%

Net Contracts Signed:
Net contract value ($ in millions)	$758.0	$751.8	1%
Net contracted units	799	978	(18)%
Average contracted price ($ in thousands)	$948.7	$768.7	23%

Home sales cost of revenues as a percentage of home sale revenues	75.3%	79.5%

Income before income taxes ($ in millions)	$71.0	$36.0	97%

Number of selling communities at January 31,	100	93	8%
The increase in the number of homes delivered in the fiscal 2022 period was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in the fiscal 2022 period. The increase in the average price of homes delivered in the fiscal 2022 period was primarily due to sales price increases.
The decrease in the number of net contracts signed in the fiscal 2022 period was primarily due to our limiting of lot releases in certain communities during the fiscal 2022 period. The increase in the average value of each contract signed in the fiscal 2022 period was mainly due to sales price increases.
The increase in income before income taxes in the fiscal 2022 period was due mainly to higher earnings from increased revenues in the fiscal 2022 period and lower home sales cost of revenues, as a percentage of home sale revenues, partially offset by higher SG&A costs in the fiscal 2022 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 period was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Pacific

	Three months ended January 31,
	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$384.9	$331.1	16%
Units delivered	285	226	26%
Average delivered price ($ in thousands)	$1,350.7	$1,465.3	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$824.1	$644.1	28%
Net contracted units	543	473	15%
Average contracted price ($ in thousands)	$1,517.6	$1,361.8	11%

Home sales cost of revenues as a percentage of home sale revenues	74.3%	76.3%

Income before income taxes ($ in millions)	$64.5	$47.5	36%

Number of selling communities at January 31,	45	41	10%
The increase in the number of homes delivered in the fiscal 2022 period was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion. The decrease in the average price of homes delivered in fiscal 2022 period was primarily due to a shift in the number of homes delivered to less expensive areas and/or products, offset, in part, by sales price increases in the fiscal 2022 period.
The increase in the number of net contracts signed in the fiscal 2022 period was primarily due to an increase in demand, coupled with the increase in the number of selling communities in the fiscal 2022 period. The increase in the average value of each contract signed in the fiscal 2022 period was mainly due to sales price increases and a shift in product mix.
The increase in income before income taxes in the fiscal 2022 period was mainly due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues, offset in part, by higher SG&A costs in the fiscal 2022 period. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
City Living

	Three months ended January 31,
	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$39.8	$7.8	410%
Units delivered	20	7	186%
Average delivered price ($ in thousands)	$1,988.6	$1,113.4	79%

Net Contracts Signed:
Net contract value ($ in millions)	$22.9	$39.0	(41)%
Net contracted units	12	33	(64)%
Average contracted price ($ in thousands)	$1,907.7	$1,181.8	61%

Home sales cost of revenues as a percentage of home sale revenues	58.0%	88.2%

Income before income taxes ($ in millions) (1)	$12.7	$32.7	(61)%

Number of selling communities at January 31,	—	3	(100)%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
The increase in the number of homes delivered in the fiscal 2022 period was attributable to higher backlog conversion in the fiscal 2022 period. The increase in the average price of homes delivered in fiscal 2022 period was primarily due to a shift in the number of homes delivered to more expensive products and sales price increases.
The decrease in the number of net contracts signed in the fiscal 2022 period was mainly due to a decrease in the number of selling communities.
The decrease in income before income taxes in the fiscal 2022 period was primarily due to gains of $38.3 million recognized from the sales of a parking garage and retail space associated with one of our Hoboken, New Jersey condominium projects, offset by $2.1 million of other-than-temporary impairment charges that we recognized on two of our Home Building Joint Ventures in the fiscal 2021 period. This is offset, in part, by higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 period.
Corporate and Other
In the three months ended January 31, 2022 and 2021, loss before income taxes was $34.8 million and $48.0 million, respectively. The decrease in the loss before income taxes in the fiscal 2022 period was principally due to a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, offset in part, by higher SG&A costs, lower earnings from our mortgage company operations primarily due to a decrease in spreads and higher losses incurred in our apartment living operations. The increase in SG&A costs in the fiscal 2022 period was primarily due to normal compensation increases and higher headcount.

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
The London Interbank Offered Rate (“LIBOR”) is the primary basis for determining interest payments on borrowings under each of our $650.0 million Term Loan Facility and our $1.905 billion Revolving Credit Facility. On March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. We expect a substantial portion of our indebtedness will eventually transition to bearing interest based on SOFR. At this time, it is not possible to predict the effect the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given SOFR’s very limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness. We are monitoring these transition efforts and, although each of our Term Loan Facility and Revolving Credit Facility contain provisions designed to accommodate an alternate reference rate, we may need to amend these and other contracts, such as interest rate hedges that reference these contracts, to accommodate any replacement rate. The potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.

The table below sets forth, at January 31, 2022, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2022	$40,140	4.13%	$114,675	2.24%
2023	549,728	4.17%	—
2024	102,851	3.62%	—
2025	77,397	5.19%	—
2026	374,842	4.86%	101,563	1.16%
Thereafter (b)	1,337,606	4.30%	548,437	1.16%
Bond discounts, premiums and deferred issuance costs, net	(5,456)		(2,376)
Total	$2,477,108	4.35%	$762,299	1.32%
Fair value at January 31, 2022	$2,588,420		$764,675
(a)    Based upon the amount of variable-rate debt outstanding at January 31, 2022, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.6 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of January 31, 2022. These interest rate swaps were designated as cash flow hedges.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors” in our 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2022, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2021 to November 30, 2021	1	$63.67	1	12,563
December 1, 2021 to December 31, 2021	340	$69.65	340	12,223
January 1, 2022 to January 31, 2022	2,673	$60.63	2,673	9,550
Total	3,014		3,014
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2022, we withheld 108,871 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $7.2 million of income tax withholdings and we issued the remaining 224,304 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2022, the net exercise method was employed to exercise options to acquire 17,250 shares of our common stock; we withheld 4,862 of the shares subject to the options to cover approximately $0.4 million of option exercise costs and income tax withholdings and issued the remaining 12,388 shares to the participant. The shares withheld in connection with the net exercise method are not included in the total number of shares purchased in the table above.
(b)    On March 10, 2020, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective March 10, 2020, the existing authorization that had been in effect since December 10, 2019. Our Board of Directors did not fix any expiration date for the current share repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2022.

Dividends
During the three months ended January 31, 2022, we paid cash dividends of $0.17 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At January 31, 2022, under our bank credit agreements, we could have paid up to approximately $3.16 billion of cash dividends.
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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, filed on March 3, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TOLL BROTHERS, INC.
(Registrant)

Date:	March 3, 2022	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 3, 2022	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)