Form 10-Q
period 2022-04-30
Toll Brothers, Inc.
filed 2022-06-02
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022
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
At May 31, 2022, there were approximately 114,977,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2022	October 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$535,038	$1,638,494
Inventory	8,978,816	7,915,884
Property, construction, and office equipment – net	310,422	310,455
Receivables, prepaid expenses, and other assets (1)	722,702	738,078
Mortgage loans held for sale – at fair value	146,865	247,211
Customer deposits held in escrow	154,171	88,627
Investments in unconsolidated entities	684,385	599,101
Income taxes receivable	12,212	—
	$11,544,611	$11,537,850
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,196,415	$1,011,534
Senior notes	1,994,786	2,403,989
Mortgage company loan facility	113,688	147,512
Customer deposits	812,383	636,379
Accounts payable	588,742	562,466
Accrued expenses	1,232,825	1,220,235
Income taxes payable	226,106	215,280
Total liabilities	6,164,945	6,197,395
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at April 30, 2022 and October 31, 2021	1,279	1,279
Additional paid-in capital	714,651	714,453
Retained earnings	5,297,939	4,969,839
Treasury stock, at cost — 12,614 and 7,820 shares at April 30, 2022 and October 31, 2021, respectively	(669,396)	(391,656)
Accumulated other comprehensive income ("AOCI")	19,419	1,109
Total stockholders’ equity	5,363,892	5,295,024
Noncontrolling interest	15,774	45,431
Total equity	5,379,666	5,340,455
	$11,544,611	$11,537,850
(1)    As of April 30, 2022 and October 31, 2021, receivables, prepaid expenses, and other assets include $36.0 million and $90.8 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Revenues:
Home sales	$2,186,529	$1,836,260	$3,873,881	$3,246,964
Land sales and other	91,012	93,864	194,741	246,536
	2,277,541	1,930,124	4,068,622	3,493,500

Cost of revenues:
Home sales	1,659,265	1,434,493	2,948,792	2,556,286
Land sales and other	92,981	92,091	192,598	203,825
	1,752,246	1,526,584	3,141,390	2,760,111
Selling, general and administrative	243,637	219,170	470,507	429,909
Income from operations	281,658	184,370	456,725	303,480
Other:
Income from unconsolidated entities	2,933	10,483	24,970	11,677
Other income – net	11,224	9,213	14,936	17,285
Expenses related to early retirement of debt	—	(34,240)	—	(35,211)
Income before income taxes	295,815	169,826	496,631	297,231
Income tax provision	75,222	41,960	124,134	72,866
Net income	$220,593	$127,866	$372,497	$224,365

Other comprehensive income – net of tax	13,608	4,438	18,310	5,150
Total comprehensive income	$234,201	$132,304	$390,807	$229,515

Per share:
Basic earnings	$1.87	$1.03	$3.12	$1.79
Diluted earnings	$1.85	$1.01	$3.08	$1.77

Weighted-average number of shares:
Basic	117,839	124,295	119,418	125,177
Diluted	118,925	125,999	120,891	126,780

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended April 30, 2022 and 2021:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, January 31, 2022	$1,279	$711,558	$5,100,841	$(563,618)	$5,811	$45,579	$5,301,450
Net income			220,593				220,593
Purchase of treasury stock				(106,511)			(106,511)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(312)		733			421
Stock-based compensation		3,405					3,405
Dividends declared			(23,495)				(23,495)
Other comprehensive income					13,608		13,608
Income attributable to non-controlling interest						65	65
Capital distributions – net						(29,870)	(29,870)
Balance, April 30, 2022	$1,279	$714,651	$5,297,939	$(669,396)	$19,419	$15,774	$5,379,666

Balance, January 31, 2021	$1,529	$708,668	$5,245,935	$(1,162,811)	$(6,486)	$47,657	$4,834,492
Net income			127,866				127,866
Purchase of treasury stock				(253)			(253)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(2,692)		14,658			11,966
Stock-based compensation		3,446					3,446
Dividends declared			(21,228)				(21,228)
Other comprehensive income					4,438		4,438
Income attributable to non-controlling interest						1	1
Capital contributions – net						61	61
Balance, April 30, 2021	$1,529	$709,422	$5,352,573	$(1,148,406)	$(2,048)	$47,719	$4,960,789

For the six months ended April 30, 2022 and 2021:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2021	$1,279	$714,453	$4,969,839	$(391,656)	$1,109	$45,431	$5,340,455
Net income			372,497				372,497
Purchase of treasury stock				(292,279)			(292,279)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(16,822)		14,539			(2,283)
Stock-based compensation		17,020					17,020
Dividends declared			(44,397)				(44,397)
Other comprehensive income					18,310		18,310
Income attributable to non-controlling interest						86	86
Capital distributions - net						(29,743)	(29,743)
Balance, April 30, 2022	$1,279	$714,651	$5,297,939	$(669,396)	$19,419	$15,774	$5,379,666

Balance, October 31, 2020	$1,529	$717,272	$5,164,086	$(1,000,454)	$(7,198)	$52,241	$4,927,476
Cumulative effect adjustment upon adoption of ASC 326 - net of tax			(595)				(595)
Net income			224,365				224,365
Purchase of treasury stock				(179,648)			(179,648)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(24,129)		31,696			7,567
Stock-based compensation		16,279					16,279
Dividends declared			(35,283)				(35,283)
Other comprehensive income					5,150		5,150
Loss attributable to non-controlling interest						(20)	(20)
Capital distributions - net						(4,502)	(4,502)
Balance, April 30, 2021	$1,529	$709,422	$5,352,573	$(1,148,406)	$(2,048)	$47,719	$4,960,789

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2022	2021
Cash flow (used in) provided by operating activities:
Net income	$372,497	$224,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,536	33,181
Stock-based compensation	17,020	16,279
Income from unconsolidated entities	(24,970)	(11,677)
Distributions of earnings from unconsolidated entities	29,636	11,464
Deferred tax provision	6,797	3,222
Inventory impairments and write-offs	4,425	2,847
Property, construction and office equipment impairments	6,800	—
Gain on sale of assets	—	(38,706)
Expenses related to early retirement of debt	—	35,211
Other	2,831	1,882
Changes in operating assets and liabilities:
Inventory	(890,202)	(528,048)
Origination of mortgage loans	(931,958)	(906,251)
Sale of mortgage loans	1,027,696	929,763
Receivables, prepaid expenses, and other assets	(239)	77,624
Current income taxes – net	(14,321)	(17,178)
Customer deposits – net	110,460	132,840
Accounts payable and accrued expenses	45,020	60,449
Net cash (used in) provided by operating activities	(204,972)	27,267
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(39,140)	(29,606)
Investments in unconsolidated entities	(121,282)	(153,828)
Return of investments in unconsolidated entities	88,371	144,047
Proceeds from the sale of assets	—	80,418
Other	194	579
Net cash (used in) provided by investing activities	(71,857)	41,610
Cash flow used in financing activities:
Proceeds from loans payable	1,826,068	1,335,309
Principal payments of loans payable	(1,879,318)	(1,548,152)
Redemption of senior notes	(409,856)	(294,168)
(Payments) proceeds for stock-based benefit plans – net	(2,279)	7,569
Purchase of treasury stock	(284,276)	(179,648)
Dividends paid	(44,255)	(35,272)
Payments related to noncontrolling interest – net	(25,766)	(4,718)
Net cash used in financing activities	(819,682)	(719,080)
Net decrease in cash, cash equivalents, and restricted cash	(1,096,511)	(650,203)
Cash, cash equivalents, and restricted cash, beginning of period	1,684,412	1,396,604
Cash, cash equivalents, and restricted cash, end of period	$587,901	$746,401

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2021 balance sheet amounts and disclosures have been derived from our October 31, 2021 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (“2021 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments, necessary to present fairly our financial position as of April 30, 2022; the results of our operations and changes in equity for the three-month and six-month periods ended April 30, 2022 and 2021; and our cash flows for the six-month periods ended April 30, 2022 and 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2022, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $812.4 million and $636.4 million at April 30, 2022 and October 31, 2021, respectively. Of the outstanding customer deposits held as of October 31, 2021, we recognized $132.9 million and $243.8 million in home sales revenues during the three months and six months ended April 30, 2022.
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

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2022 presentation.
2. Inventory
Inventory at April 30, 2022 and October 31, 2021 consisted of the following (amounts in thousands):

	April 30, 2022	October 31, 2021
Land controlled for future communities	$218,402	$185,656
Land owned for future communities	933,730	564,737
Operating communities	7,826,684	7,165,491
	$8,978,816	$7,915,884
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Land controlled for future communities	$2,192	$1,581	$2,985	$1,747
Land owned for future communities	—	—	1,440	—
Operating communities	—	—	—	1,100
	$2,192	$1,581	$4,425	$2,847
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2022, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2022, we determined that 235 land purchase contracts, with an aggregate purchase price of $3.91 billion, on which we had made aggregate deposits totaling $356.1 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2021, we determined that 289 land purchase contracts, with an aggregate purchase price of $3.67 billion, on which we had made aggregate deposits totaling $302.4 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.

Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Interest capitalized, beginning of period	$247,942	$302,961	$253,938	$297,975
Interest incurred	31,888	38,047	62,893	79,315
Interest expensed to home sales cost of revenues	(40,822)	(44,092)	(73,259)	(77,417)
Interest expensed to land sales and other cost of revenues	(219)	(579)	(3,628)	(2,417)
Interest capitalized on investments in unconsolidated entities	(1,516)	(1,192)	(2,806)	(2,326)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	60	—	195	15
Interest capitalized, end of period	$237,333	$295,145	$237,333	$295,145
During the three months ended April 30, 2022 and April 30, 2021, we incurred approximately $94,000 and $246,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $106,000 and $32,000 was reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively. During the six months ended April 30, 2022 and April 30, 2021, we incurred approximately $368,000 and $400,000 of interest related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $182,000 and $42,000 was reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively.
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
The table below provides information as of April 30, 2022, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	14	2	38	4	58
Investment in unconsolidated entities (1)	$285,070	$6,676	$383,135	$9,504	$684,385
Number of unconsolidated entities with funding commitments by the Company	11	—	15	1	27
Company’s remaining funding commitment to unconsolidated entities (2)	$107,738	$—	$132,526	$18,799	$259,063
(1)    Our total investment includes $84.2 million related to 13 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $263.1 million as of April 30, 2022. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $168.1 million related to our unconsolidated joint venture-related variable interests in VIEs.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	8	29	37
Aggregate loan commitments	$507,427	$2,789,904	$3,297,331
Amounts borrowed under loan commitments	$375,481	$1,492,027	$1,867,508

More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during the six-months ended April 30, 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	2	7	1
Investment balance at April 30, 2022	$13,816	$69,513	$2,093
In addition, in the first quarter of fiscal 2022, we entered into a joint venture with an unrelated party to develop a luxury for-rent residential apartment project in Washington, D.C. on land which we contributed to the venture. The land we contributed has a carrying value of $60.1 million and remains on our balance sheet under “Receivables, prepaid expenses, and other assets”. Under the terms of the joint venture agreement, our partner has the right to put their interest back to us if certain conditions are not satisfied. If those conditions are satisfied, we would expect to deconsolidate this land and recognize a land sale at that time. In the second quarter of fiscal 2022, the joint venture entered into a $162.7 million construction loan commitment agreement to finance the development of the project. As of April 30, 2022, no amounts were borrowed under this commitment.
The table below provides information on joint ventures entered into during the six-months ended April 30, 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	4	3
Investment balance at April 30, 2021	$86,200	$43,700

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $11.5 million in the three-month period ended April 30, 2021. No gains were recognized in the three-month period ended April 30, 2022. In the six-month periods ended April 30, 2022 and 2021, we recognized gains of $21.0 million and $17.5 million, respectively. These gains are included in “Income from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the six-month period ended April 30, 2021, we recognized other-than-temporary impairment charges on our investments in certain Home Building Joint Ventures of $2.1 million. There were no other-than-temporary impairment charges recognized in the six-month period ended April 30, 2022 or the three-month periods ended April 30, 2022 and 2021.
In the three-month periods ended April 30, 2022 and 2021, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $14.1 million and $3.5 million, respectively. In the six-month periods ended April 30, 2022 and 2021, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $37.9 million and $7.8 million, respectively. Our share of income from the lots we acquired was insignificant in each period. In the three-month periods ended April 30, 2022 and 2021, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $73.9 million and $82.6 million, respectively. In the six-month periods ended April 30, 2022 and 2021, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $151.9 million and $140.0 million, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
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
We believe that, as of April 30, 2022, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

April 30, 2022
Loan commitments in the aggregate	$2,789,200
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$481,900
Debt obligations borrowed in the aggregate	$1,359,400
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$266,600
Estimated fair value of guarantees provided by us related to debt and other obligations	$12,900
Terms of guarantees	1 month - 4.0 years
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

The table below provides information as of April 30, 2022 and October 31, 2021, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	April 30, 2022	October 31, 2021
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets	$36,000	$90,800
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,700	$39,400
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
Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	April 30, 2022	October 31, 2021
Cash and cash equivalents	$189,373	$153,582
Inventory	1,037,284	964,962
Loans receivable – net	58,547	86,727
Rental properties	1,447,011	1,496,355
Rental properties under development	1,205,474	697,659
Other assets	250,783	227,579
Total assets	$4,188,472	$3,626,864
Debt – net of deferred financing costs	$1,861,211	$1,677,619
Other liabilities	267,771	248,545
Members’ equity	2,059,490	1,700,700
Total liabilities and equity	$4,188,472	$3,626,864
Company’s net investment in unconsolidated entities (1)	$684,385	$599,101
(1)    Our underlying equity in the net assets of the unconsolidated entities exceeded our net investment in unconsolidated entities by $22.1 million and $16.5 million as of April 30, 2022 and October 31, 2021, respectively, and these differences are primarily a result of other than temporary impairments we have recognized; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.
Condensed Combined Statements of Operations:

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Revenues	$130,771	$86,422	$286,523	$178,952
Cost of revenues	86,219	60,136	194,701	156,859
Other expenses	39,172	35,081	82,776	70,470
Total expenses	125,391	95,217	277,477	227,329
Loss on disposition of loans and real estate owned	—	(209)	(113)	(209)
Income (loss) from operations	5,380	(9,004)	8,933	(48,586)
Other income (2)	7,064	34,385	40,410	35,332
Income (loss) before income taxes	12,444	25,381	49,343	(13,254)
Income tax expense (benefit)	74	(152)	156	(1,659)
Net income (loss) including earnings from noncontrolling interests	12,370	25,533	49,187	(11,595)
Less: income attributable to noncontrolling interest	—	—	—	(174)
Net income (loss) attributable to controlling interest	$12,370	$25,533	$49,187	$(11,769)
Company’s equity in earnings of unconsolidated entities (3)	$2,933	$10,483	$24,970	$11,677
(2)     The six months ended April 30, 2022 includes $29.9 million related to the sale of an asset by one Rental Property Joint Venture. The three months and six months ended April 30, 2021 includes $32.6 million related to the sale of an asset by one Rental Property Joint Venture.
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
4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2022 and October 31, 2021, consisted of the following (amounts in thousands):

	April 30, 2022	October 31, 2021
Expected recoveries from insurance carriers and others	$15,960	$16,773
Improvement cost receivable	65,484	67,626
Escrow cash held by our wholly owned title company	51,603	41,429
Properties held for rental apartment and commercial development	311,776	381,401
Prepaid expenses	34,328	34,960
Right-of-use asset	101,139	96,276
Other	142,412	99,613
	$722,702	$738,078
See Note 6, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of April 30, 2022 and October 31, 2021, properties held for rental apartment and commercial development include $36.0 million and $90.8 million, respectively, of assets related to consolidated VIEs. See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2022 and October 31, 2021, loans payable consisted of the following (amounts in thousands):

	April 30, 2022	October 31, 2021
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	548,659	364,042
Deferred issuance costs	(2,244)	(2,508)
	$1,196,415	$1,011,534
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On October 31, 2021, we entered into term loan extension agreements to extend the maturity date of $548.4 million of outstanding term loans from November 1, 2025 to November 1, 2026, with the remainder of the term loans remaining due November 1, 2025. Other than $101.6 million of term loans that are scheduled to mature on November 1, 2025, there are no payments required before the final maturity date on the Term Loan Facility. At April 30, 2022, the interest rate on the Term Loan Facility was 1.82% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of April 30, 2022. These interest rate swaps were designated as cash flow hedges.
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
Under the terms of the Revolving Credit Facility, at April 30, 2022, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.08 billion. Under the terms of the Revolving Credit Facility, at April 30, 2022, our leverage ratio was approximately 0.46 to 1.00, and our tangible net worth was approximately $5.31 billion. Based upon the terms of the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $4.24 billion as of April 30, 2022. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $3.23 billion as of April 30, 2022.
At April 30, 2022, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $84.0 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At April 30, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 1.97% per annum. In May 2022, we borrowed $200.0 million under our Revolving Credit Facility.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2022, the weighted-average interest rate on “Loans payable – other” was 3.88% per annum.
Senior Notes
At April 30, 2022, we had five issues of senior notes outstanding with an aggregate principal amount of $2.00 billion.
In our first quarter of fiscal 2022, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement was set to expire, as extended, on April 2, 2022, and borrowings thereunder bear interest at LIBOR plus 1.75% per annum. In April 2022, the Warehousing Agreement was amended and restated to extend the expiration date to March 31, 2023 and borrowings thereunder will bear interest at the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) (with a BSBY floor of 0.50%) plus 1.75% per annum. At April 30, 2022, the interest rate on the Warehousing Agreement, as amended, was 2.42% per annum.

6. Accrued Expenses
Accrued expenses at April 30, 2022 and October 31, 2021 consisted of the following (amounts in thousands):

	April 30, 2022	October 31, 2021
Land, land development, and construction	$285,161	$310,996
Compensation and employee benefits	194,952	232,161
Escrow liability	44,735	36,107
Self-insurance	237,023	236,369
Warranty	143,991	145,062
Lease liabilities	122,700	116,248
Deferred revenue	86,575	36,638
Interest	31,316	34,033
Commitments to unconsolidated entities	22,260	22,150
Treasury share purchases	8,003	—
Other	56,109	50,471
	$1,232,825	$1,220,235
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Balance, beginning of period	$143,043	$150,878	$145,062	$157,351
Additions – homes closed during the period	13,745	11,309	23,200	18,711
Increase in accruals for homes closed in prior years – net	715	3,696	3,672	4,891
Charges incurred	(13,512)	(12,243)	(27,943)	(27,313)
Balance, end of period	$143,991	$153,640	$143,991	$153,640
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims were $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020 and again in the fourth fiscal quarter of 2021, we reduced the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by a total of $36.2 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $36.2 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $50.6 million at April 30, 2022 and $54.7 million at October 31, 2021. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $4.5 million at April 30, 2022 and $5.8 million at October 31, 2021.
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

7. Income Taxes
We recorded income tax provisions of $75.2 million and $42.0 million for the three months ended April 30, 2022 and 2021, respectively. The effective tax rate was 25.4% for the three months ended April 30, 2022, compared to 24.7% for the three months ended April 30, 2021. We recorded income tax provisions of $124.1 million and $72.9 million for the six months ended April 30, 2022 and 2021, respectively. The effective tax rate was 25.0% for the six months ended April 30, 2022, compared to 24.5% for the six months ended April 30, 2021. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2022 will be approximately 5.3%. Our state income tax rate for the full fiscal year 2021 was 5.8%.
At April 30, 2022, we had $5.9 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Total stock-based compensation expense recognized	$3,405	$3,446	$17,020	$16,279
Income tax benefit recognized	$855	$878	$4,268	$4,150
At April 30, 2022 and October 31, 2021, the aggregate unamortized value of unvested stock-based compensation awards was approximately $20.7 million and $14.7 million, respectively.
9. Stockholders’ Equity
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions. Most recently, on May 17, 2022, our Board of Directors renewed its authorization to repurchase 20 million shares of our common stock. Shares may be repurchased in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Number of shares purchased (in thousands)	2,205	5	5,219	4,032
Average price per share	$48.30	$55.11	$56.01	$44.56
Remaining authorization at April 30 (in thousands)	7,344	15,952	7,344	15,952
Cash Dividends
On March 8, 2022, our Board of Directors approved an increase in our quarterly cash dividend from $0.17 per share to $0.20 per share. During the three month periods ended April 30, 2022 and 2021, we declared and paid cash dividends of $0.20 and

$0.17 per share, respectively, to our shareholders. During the six months ended April 30, 2022 and 2021, we declared and paid cash dividends of $0.37 and $0.28 per share, respectively, to our shareholders.
Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Employee Retirement Plans
Beginning balance	$(5,685)	$(6,864)	$(6,024)	$(7,198)
Gains reclassified from AOCI to net income (1)	451	450	903	900
Less: Tax expense (2)	(113)	(115)	(226)	(231)
Net gains reclassified from AOCI to net income	338	335	677	669
Other comprehensive income – net of tax	338	335	677	669
Ending balance	$(5,347)	$(6,529)	$(5,347)	$(6,529)
Derivative Instruments
Beginning balance	$11,496	$378	$7,133	$—
Unrealized gains on derivative instruments	17,616	5,474	23,363	5,972
Less: Tax expense	(4,425)	(1,395)	(5,866)	(1,523)
Net gains on derivative instruments	13,191	4,079	17,497	4,449
Gains reclassified from AOCI to net income (3)	106	32	182	42
Less: Tax expense (2)	(27)	(8)	(46)	(10)
Net gains reclassified from AOCI to net income	79	24	136	32
Other comprehensive income – net of tax	13,270	4,103	17,633	4,481
Ending balance	$24,766	$4,481	$24,766	$4,481
Total AOCI ending balance	$19,419	$(2,048)	$19,419	$(2,048)
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued ($ amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Numerator:
Net income as reported	$220,593	$127,866	$372,497	$224,365

Denominator:
Basic weighted-average shares	117,839	124,295	119,418	125,177
Common stock equivalents (1)	1,086	1,704	1,473	1,603
Diluted weighted-average shares	118,925	125,999	120,891	126,780

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	214	36	209	311
Shares issued under stock incentive and employee stock purchase plans	17	418	424	874
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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2022	October 31, 2021
Residential Mortgage Loans Held for Sale	Level 2	$146,865	$247,211
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$3,617	$1,782
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(10,606)	$(1,773)
Forward Loan Commitments — IRLCs	Level 2	$10,606	$1,773
Interest Rate Swap Contracts	Level 2	$34,061	$10,330
At April 30, 2022 and October 31, 2021, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of April 30, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At April 30, 2022	$148,729	$146,865	$(1,864)
At October 31, 2021	$244,467	$247,211	$2,744
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies – Inventory,” in our 2021 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were insignificant during the three month and six month periods ended April 30, 2022 and 2021 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		April 30, 2022		October 31, 2021
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,198,659	$1,190,896	$1,014,042	$1,021,662
Senior notes (2)	Level 1	2,000,000	1,951,047	2,409,856	2,577,818
Mortgage company loan facility (3)	Level 2	113,688	113,688	147,512	147,512
		$3,312,347	$3,255,631	$3,571,410	$3,746,992
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Income from ancillary businesses	12,334	9,061	14,294	15,920
Management fee income from Home Building Joint Ventures – net	1,037	448	2,375	565
Other	(2,147)	(296)	(1,733)	800
Total other income – net	$11,224	$9,213	$14,936	$17,285
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

Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Revenues	$31,890	$32,731	$59,586	$61,831
Expenses	$19,556	$23,670	$45,292	$45,911
In the three-month and six-month periods ended April 30, 2022, our smart home technology business recognized a $9.0 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
In the three-month periods ended April 30, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $4.8 million and $3.8 million, respectively. In the six-month periods ended April 30, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $9.6 million and $8.6 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
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
Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2022	October 31, 2021
Aggregate purchase price:
Unrelated parties	$4,592,468	$4,442,804
Unconsolidated entities that the Company has investments in	30,011	9,953
Total	$4,622,479	$4,452,757

Deposits against aggregate purchase price	$402,910	$336,363
Additional cash required to acquire land	4,219,569	4,116,394
Total	$4,622,479	$4,452,757
Amount of additional cash required to acquire land included in accrued expenses	$23,617	$37,447
In addition, we expect to purchase approximately 6,000 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2022, we also had purchase contracts to acquire land for apartment developments of approximately $113.9 million, of which we had outstanding deposits in the amount of $4.6 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2022, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.

Surety Bonds and Letters of Credit
At April 30, 2022, we had outstanding surety bonds amounting to $894.8 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $423.4 million of work remains on these improvements. We have an additional $254.8 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2022, we had outstanding letters of credit of $84.0 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon. At April 30, 2022, we had provided financial guarantees of $26.3 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At April 30, 2022, we had agreements of sale outstanding to deliver 11,768 homes with an aggregate sales value of $11.71 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2022	October 31, 2021
Aggregate mortgage loan commitments:
IRLCs	$779,144	$528,127
Non-IRLCs	3,168,794	2,705,772
Total	$3,947,938	$3,233,899
Investor commitments to purchase:
IRLCs	$779,144	$528,127
Mortgage loans held for sale	146,899	244,376
Total	$926,043	$772,503
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
Our Traditional Home Building segment operates in the following five geographic segments, with current operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, New Jersey, New York and

Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Revenues:
Traditional Home Building:
North	$380,905	$390,665	$696,267	$703,304
Mid-Atlantic	268,250	218,291	511,127	382,275
South	326,351	280,176	569,870	497,060
Mountain	653,558	431,850	1,115,858	809,827
Pacific	541,495	458,605	926,444	789,763
Traditional Home Building	2,170,559	1,779,587	3,819,566	3,182,229
City Living	18,002	57,985	57,774	65,778
Corporate and other	(2,032)	(1,312)	(3,459)	(1,043)
Total home sales revenues	2,186,529	1,836,260	3,873,881	3,246,964
Land sales and other revenues	91,012	93,864	194,741	246,536
Total revenues	$2,277,541	$1,930,124	$4,068,622	$3,493,500

Income (loss) before income taxes:
Traditional Home Building:
North	$50,729	$39,220	$82,269	$58,102
Mid-Atlantic	43,807	23,967	77,231	42,780
South	42,979	38,268	65,511	59,751
Mountain	104,962	52,080	175,973	88,093
Pacific	117,020	74,167	181,554	121,721
Traditional Home Building	359,497	227,702	582,538	370,447
City Living (1)	(264)	12,480	12,453	45,172
Corporate and other	(63,418)	(70,356)	(98,360)	(118,388)
Total	$295,815	$169,826	$496,631	$297,231
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

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2022	October 31, 2021
Traditional Home Building:
North	$1,439,036	$1,357,168
Mid-Atlantic	1,065,594	976,887
South	1,867,816	1,421,612
Mountain	2,748,850	2,397,484
Pacific	2,331,142	2,174,997
Traditional Home Building	9,452,438	8,328,148
City Living	316,998	332,972
Corporate and other	1,775,175	2,876,730
Total	$11,544,611	$11,537,850
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Traditional Home Building:
North	$443	$31	$769	$65
Mid-Atlantic	706	59	1,145	90
South	466	419	609	444
Mountain	342	11	444	20
Pacific	235	1,061	258	1,128
Traditional Home Building	2,192	1,581	3,225	1,747
City Living	—	—	1,200	1,100
Total	$2,192	$1,581	$4,425	$2,847

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2022	2021
Cash flow information:
Income tax paid – net	$131,658	$86,822
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$180,576	$124,333
Accrued treasury share purchases	$8,003	$—
Transfer of inventory to investment in unconsolidated entities	$556	$49,979
Transfer of other assets to investment in unconsolidated entities - net	$55,202	$35,540
Unrealized gain on derivatives	$23,731	$6,372

	At April 30,
	2022	2021
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$535,038	$714,968
Restricted cash included in receivables, prepaid expenses, and other assets	52,863	31,433
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$587,901	$746,401

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
We operate in two segments: Traditional Home Building and Urban Infill (“City Living”). Within Traditional Home Building, we operate in the following five geographic segments, with current operations generally located in the states listed below:
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended April 30, 2022, housing market conditions remained robust and we continued to experience strong demand for our homes. In the quarter, we signed 2,874 net contracts with an aggregate value of $3.09 billion, compared to 3,487 net contracts with an aggregate value of $3.05 billion in the three months ended April 30, 2021, representing a decrease of 18% in units and an increase of 1% in dollars, respectively. More recently, however, demand has moderated. We attribute this moderation to the substantial increase in home prices over the past two years, steep increases in mortgage rates in recent months, inflation concerns, stock market volatility and other macro-economic conditions, which have negatively impacted buyer sentiment. These factors may continue to impact demand for our homes in the future, and in particular during the summer, which historically has been a seasonally slower sales period. Over the long term, we believe that the housing market will remain healthy and continue to be driven by demographic and migration trends, a supply-demand imbalance resulting from over a decade of underproduction of new homes, a tight supply of resale homes, and a renewed appreciation for the importance of home.
Our backlog at April 30, 2022 was 11,768 homes and $11.71 billion, up 16% in units and 35% in dollars as compared to our backlog at April 30, 2021. Like many other home builders, we continue to experience production challenges due to supply chain disruptions, tightness in labor markets and municipality-related delays. These disruptions have resulted in build times (the time it takes from contract signing to delivery of the completed home) that remain extended and delays in deliveries. We continue to work with our suppliers and trade partners to resolve these issues, but we do not expect conditions to significantly improve in the near term. Continued supply chain disruptions and labor and material shortages could further elongate delivery times and increase cost pressures.
While housing market conditions have been strong over the past year, future economic conditions and the demand for homes are subject to continued uncertainty due to many factors, including the recent increase in mortgage rates, higher inflation, ongoing disruptions from supply chain challenges and labor shortages, the ongoing impact of the COVID-19 pandemic and government directives, and other factors. The potential effect of these factors on our future operational and financial performance is highly uncertain, unpredictable and outside our control. As a result, our past performance may not be indicative of future results.

Financial and Operational Highlights
In the three-month period ended April 30, 2022, we recognized $2.28 billion of revenues, consisting of $2.19 billion of home sales revenue and $91.0 million of land sales revenue, and net income of $220.6 million, as compared to $1.93 billion of revenues, consisting of $1.84 billion of home sales revenue and $93.9 million of land sales revenue, and $127.9 million of net income in the three-month period ended April 30, 2021.
In the three-month periods ended April 30, 2022 and 2021, the value of net contracts signed was $3.09 billion (2,874 homes) and $3.05 billion (3,487 homes), respectively.
In the six-month period ended April 30, 2022, we recognized $4.07 billion of revenues, consisting of $3.87 billion of home sales revenue and $194.7 million of land sales and other revenue, as compared to $3.49 billion of revenues, consisting of $3.25 billion of home sales revenue and $246.5 million of land sales and other revenue in the six-month period ended April 30, 2021. Net income was $372.5 million compared to $224.4 million of net income in the six-month period ended April 30, 2021.
In the six-month periods ended April 30, 2022 and 2021, the value of net contracts signed was $6.08 billion (5,803 homes) and $5.56 billion (6,361 homes), respectively.
The value of our backlog at April 30, 2022 was $11.71 billion (11,768 homes), as compared to our backlog at April 30, 2021 of $8.69 billion (10,104 homes). Our backlog at October 31, 2021 was $9.50 billion (10,302 homes), as compared to backlog of $6.37 billion (7,791 homes) at October 31, 2020.
At April 30, 2022, we had $535.0 million of cash and cash equivalents on hand and approximately $1.82 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2026. At April 30, 2022, we had no borrowings and we had approximately $84.0 million of outstanding letters of credit under the Revolving Credit Facility. In May 2022, we borrowed $200.0 million under our Revolving Credit Facility.
At April 30, 2022, we owned or controlled through options approximately 85,800 home sites, as compared to approximately 80,900 at October 31, 2021; and approximately 63,200 at October 31, 2020. Of the approximately 85,800 total home sites that we owned or controlled through options at April 30, 2022, we owned approximately 40,700 and controlled approximately 45,100 through options. Of the 40,700 home sites owned, approximately 18,300 were substantially improved. In addition, as of April 30, 2022, we expect to purchase approximately 6,000 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2022, we were selling from 328 communities, compared to 340 at October 31, 2021; and 317 at October 31, 2020.
At April 30, 2022, our total stockholders’ equity and our debt to total capitalization ratio were $5.36 billion and 0.38 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three and six months ended April 30, 2022 and 2021 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended April 30,			Six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
Revenues:
Home sales	$2,186.5	$1,836.3	19%	$3,873.9	$3,247.0	19%
Land sales and other	91.0	93.9		194.7	246.5
	2,277.5	1,930.1	18%	4,068.6	3,493.5	16%
Cost of revenues:
Home sales	1,659.3	1,434.5	16%	2,948.8	2,556.3	15%
Land sales and other	93.0	92.1		192.6	203.8
	1,752.2	1,526.6	15%	3,141.4	2,760.1	14%
Selling, general and administrative	243.6	219.2	11%	470.5	429.9	9%
Income from operations	281.7	184.4	53%	456.7	303.5	50%
Other
Income from unconsolidated entities	2.9	10.5	(72)%	25.0	11.7	114%
Other income – net	11.2	9.2	22%	14.9	17.3	(14)%
Expenses related to early retirement of debt	—	(34.2)		—	(35.2)
Income before income taxes	295.8	169.8	74%	496.6	297.2	67%
Income tax provision	75.2	42.0	79%	124.1	72.9	70%
Net income	$220.6	$127.9	72%	$372.5	$224.4	66%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	75.9%	78.1%		76.1%	78.7%
Land sales and other cost of revenues as a percentage of land sales and other revenues	102.2%	98.1%		98.9%	82.7%
SG&A as a percentage of home sale revenues	11.1%	11.9%		12.1%	13.2%
Effective tax rate	25.4%	24.7%		25.0%	24.5%

Deliveries – units	2,407	2,271	6%	4,336	4,048	7%
Deliveries – average delivered price (in ‘000s)	$908.4	$808.6	12%	$893.4	$802.1	11%

Net contracts signed – value	$3,090.3	$3,053.0	1%	$6,083.3	$5,561.0	9%
Net contracts signed – units	2,874	3,487	(18)%	5,803	6,361	(9)%
Net contracts signed – average selling price (in ‘000s)	$1,075.2	$875.5	23%	$1,048.3	$874.2	20%

	At April 30,			At October 31,
	2022	2021	% Change	2021	2020	% Change
Backlog – value	$11,706.2	$8,690.2	35%	$9,499.1	$6,374.6	49%
Backlog – units	11,768	10,104	16%	10,302	7,791	32%
Backlog – average selling price (in ‘000s)	$994.7	$860.1	16%	$922.1	$818.2	13%
Note: Due to rounding, amounts may not add.

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended April 30, 2022 compared to the three months ended April 30, 2021
The increase in home sale revenues for the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, was attributable to a 6% increase in the number of homes delivered and a 12% increase in the average price of homes delivered. The increase in the number of homes delivered in the three months ended April 30, 2022 was primarily due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, most significantly in the South and Mountain regions. This increase was partially offset by a lower backlog conversion in the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, most notably in the Mid-Atlantic and Mountain regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, was principally due to a shift in the mix of revenues to higher margin products/areas, and sales price increases outpacing cost increases, offset by higher inventory impairment charges in the fiscal 2022 period. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2022 period. In the three months ended April 30, 2022 and 2021, interest expense, as a percentage of home sales revenues, was 1.9% and 2.4%, respectively.
Six months ended April 30, 2022 compared to the six months ended April 30, 2021
The increase in home sale revenues for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, was attributable to a 7% increase in the number of homes delivered and an 11% increase in the average price of homes delivered. The increase in the number of homes delivered in the six months ended April 30, 2022 was primarily due to higher backlog at October 31, 2021, as compared to October 31, 2020, partially offset by lower backlog conversion in the fiscal 2022 period. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive product types/geographic regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues,for the six months ended April 30, 2022, as compared to the six months ended April 30, 2021, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower interest expense as a percentage of home sales revenues. In the six months ended April 30, 2022 and 2021, interest expense, as a percentage of home sales revenues, was 1.9% and 2.4%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) bulk sales to third parties of land we have decided no longer meets our development criteria; (3) lot sales to third-party builders within our master planned communities; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. During the six-month period of fiscal 2022, we sold four land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $152.0 million. Minimal gains were recognized on these land sales to joint ventures. In addition, during the six-month period of fiscal 2022, we recorded an impairment charge of $5.2 million related to office space associated with our Hoboken, New Jersey condominium projects in connection with a planned sale. During the six-month period of fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized a gain of $38.3 million. In addition, during the fiscal 2021 period, we sold three land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $140.0 million. No gains were recognized on these land sales to joint ventures.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $24.5 million in the three-month period ended April 30, 2022, as compared to the three-month period ended April 30, 2021. As a percentage of home sales revenues, SG&A was 11.1% in the three months ended April 30, 2022, as compared to 11.9% in the three months ended April 30, 2021. The dollar increase in SG&A was due primarily to the increase in home sales revenues in the fiscal 2022 period compared to the fiscal 2021 period, offset, in part by decreases in costs due to a number of cost reduction initiatives, including reduced commissions and advertising. The decrease in SG&A as a percentage of revenues was due to a lower increase in SG&A spending, which increased 11% year-over-year in the period, relative to the 19% increase in revenues.
SG&A spending increased by $40.6 million in the fiscal 2022 six-month period, as compared to the fiscal 2021 six-month period. As a percentage of home sales revenues, SG&A was 12.1% in the fiscal 2022 period, as compared to 13.2% in the fiscal

2021 period. The dollar increase in SG&A was primarily due to higher headcount and increased commissions as a result of sales volume improvement in the fiscal 2022 period, along with normal compensation increases. The decrease in SG&A as a percentage of revenues was due to revenues increasing 19% year-over-year in the fiscal 2022 period, while SG&A spending increased only 9%. SG&A savings, as a percentage of revenues, were primarily due to reduced commissions and advertising in the fiscal 2022 six-month period, as compared to the fiscal 2021 six-month period.
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
We recognize our proportionate share of the earnings and losses from these unconsolidated entities. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment and for-rent single-family home projects, which do not generate revenues and earnings for a number of years during the development of the properties. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments and for-rent single-family home projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, generally resulting in an income-producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
Income from unconsolidated entities decreased by $7.6 million in the three-month period ended April 30, 2022, as compared to the three-month period ended April 30, 2021. This decrease was primarily due to an $11.5 million gain recognized in the fiscal 2021 period related to a property sale by one of our Rental Property Joint Ventures.
Income from unconsolidated entities increased by $13.3 million in the six-month period ended April 30, 2022, as compared to the six-month period ended April 30, 2021. This increase was primarily due to a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, lower losses by a joint venture that owns a hotel and increased earnings from our Land Development Joint Ventures due to lot sales, offset by a $11.5 million and $6.0 million gain recognized in the fiscal 2021 period related to a property sale by one of our Rental Property Joint Ventures and an asset sale of commercial property by one of our Land Development Joint Ventures, respectively.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Income from ancillary businesses	$12,334	$9,061	$14,294	$15,920
Management fee income from Home Building Joint Ventures – net	1,037	448	2,375	565
Other	(2,147)	(296)	(1,733)	800
Total other income – net	$11,224	$9,213	$14,936	$17,285
The increase in income from ancillary businesses in the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, was mainly due to the bulk sale of security monitoring accounts by our smart home technologies business, which resulted in gain of $9.0 million, offset in part by lower income from our mortgage operations due to increased competition reducing spreads, as well as higher operating losses incurred in our apartment living operations.
The decrease in income from ancillary businesses in the six months ended April 30, 2022 was mainly due to lower earnings from our mortgage operations due to increased competition, as well as higher operating losses incurred in our apartment living operations, offset by a gain of $9.0 million related to the bulk sale of security monitoring accounts mentioned above.
Management fee income from home building unconsolidated entities includes fees earned by our City Living and Traditional Home Building operations. The increase in income in the three and six months ended April 30, 2022 was primarily related to a increase in unconsolidated entities to which we provide services. In addition, in the three months ended April 30, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $4.8 million and $3.8 million, respectively.

The fees earned by our apartment living operations in the six-month periods ended April 30, 2022 and 2021, were $9.6 million and $8.6 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
The increased loss in “other” in the three and six months ended April 30, 2022 was primarily due to a $1.6 million impairment charge recorded during the three-month period ended April 30, 2022 in connection with a planned sale of a manufacturing facility.
Expenses Related to Early Retirement of Debt
In the three-month period ended April 30, 2021, we redeemed prior to maturity all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income. No similar charges were incurred in the fiscal 2022 periods.
Income Before Income Taxes
For the three-month period ended April 30, 2022, we reported income before income taxes of $295.8 million, as compared to $169.8 million in the three-month period ended April 30, 2021.
For the six-month period ended April 30, 2022, we reported income before income taxes of $496.6 million, as compared to $297.2 million in the six-month period ended April 30, 2021.
Income Tax Provision
In the three-month periods ended April 30, 2022 and April 30, 2021, we recognized an income tax provision of $75.2 million and $42.0 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2022 and 2021 periods, our federal tax provision would have been $62.1 million and $35.7 million, in the three-month period ended April 30, 2022 and 2021, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits.
We recognized an income tax provision of $124.1 million and $72.9 million in the six-month periods ended April 30, 2022 and April 30, 2021, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2022 and 2021 periods, our federal tax provision would have been $104.3 million and $62.4 million, in the six-month periods ended April 30, 2022 and April 30, 2021, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits and excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended April 30, 2022 and 2021, the value of net contracts signed was $3.09 billion (2,874 homes) and $3.05 billion (3,487 homes), respectively. The aggregate value of net contracts signed increased $37.3 million, or 1%, in the three-month period ended April 30, 2022. The increase in the aggregate value of net contracts signed was due to a 23% increase in the average value of each signed contract, offset in part by an 18% decrease in the number of net contracts signed. The increase in the average value of each signed contract is principally due to sales price increases, as well as a shift in the number of contracts signed to more expensive areas and/or products. The decrease in the number of net contracts signed reflects a moderation in demand from the extremely strong prior year period and, to a lesser extent, the impact of us limiting sales in certain communities due primarily to extended construction schedules.
In the six-month periods ended April 30, 2022 and 2021, the value of net contracts signed was $6.08 billion (5,803 homes) and $5.56 billion (6,361 homes), respectively. The aggregate value of net contracts signed increased $522.3 million, or 9%, in the six-month period ended April 30, 2022, as compared to the six-month period ended April 30, 2021. The increase in the aggregate value of net contracts signed was due to a 20% increase in the average value of each signed contract, offset in part by a 9% decrease in the number of net contracts signed. The increase in the average value of each signed contract is principally due to sales price increases, as well as a shift in the number of contracts signed to more expensive areas and/or products. The decrease in the number of net contracts signed reflects a moderation in demand from the extremely strong prior year period and, to a lesser extent, the impact of us limiting sales in certain communities due primarily to extended construction schedules.
Backlog
The value of our backlog at April 30, 2022 increased 35% to $11.71 billion (11,768 homes), as compared to $8.69 billion (10,104 homes) at April 30, 2021. Our backlog at October 31, 2021 and 2020 was $9.50 billion (10,302 homes) and $6.37 billion (7,791 homes), respectively.
For more information regarding results of operations by segment, see “Segments” in this MD&A.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, unsecured bank borrowings, and the public capital markets.
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. From time to time we use some or all of the remaining available cash flow to repay debt, and to fund share repurchases and dividends on our common stock. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At April 30, 2022, we had $535.0 million of cash and cash equivalents on hand and approximately $1.82 billion available for borrowing under our Revolving Credit Facility. In May 2022, we borrowed $200.0 million under our Revolving Credit Facility to fund short term obligations while maintaining a sufficient minimum cash balance.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions in the form of land acquisition, deposits to control land and land development, operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, debt repayment (including our $400.0 million 4.375% Senior Notes due April 15, 2023), common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and borrowings from banks and other lenders.
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
Over the longer term, to the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt or dispose of certain assets to fund our operating activities and debt service. We expect these resources will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases and related development activities and future joint ventures.
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of April 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of April 30, 2022, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At April 30, 2022, we had investments in these entities of $684.4 million and were committed to invest or advance up to an additional $259.1 million to these entities if they require additional funding. At April 30, 2022, we had agreed to terms for the acquisition of 335 home sites from three joint ventures for an estimated aggregate purchase price of $30.0 million. In addition, we expect to purchase approximately 6,000 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of April 30, 2022, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2022, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $2.79 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $481.9 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2022, the unconsolidated entities had borrowed an aggregate of $1.36 billion, of which we estimate $266.6 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 4.0 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of April 30, 2022, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At April 30, 2022 and October 31, 2021, we had $535.0 million and $1.64 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the six-month period ended April 30, 2022 was $205.0 million. Cash used in operating activities during the fiscal 2022 period was primarily related to an increase in inventory, and an increase in current income taxes - net. This activity was offset, in part, by net income (adjusted for stock-based compensation, impairments, depreciation and amortization, income from unconsolidated entities and deferred taxes); mortgage loans sold, net of mortgage loans originated; an increase in customer deposits – net and an increase in accounts payable and accrued expenses.
Cash provided by operating activities during the six-month period ended April 30, 2021 was $27.3 million. Cash provided by operating activities during the fiscal 2021 period was primarily related to net income (adjusted for stock-based compensation, inventory impairments, depreciation and amortization, income from unconsolidated entities, expenses related to the early retirement of debt, gain on sale of assets and deferred taxes); mortgage loans sold, net of mortgage loans originated; increases in customer deposits – net and accounts payable and accrued expenses; and a decrease in receivables, prepaid expenses, and other assets, offset, in part, by an increase in inventory and current income taxes - net.
Investing Activities
In the six-month period ended April 30, 2022, cash used in investing activities was $71.9 million, which was primarily related to $121.3 million used to fund our investments in unconsolidated entities and $39.1 million used for the purchase of property and equipment. This activity was offset, in part, by $88.4 million of cash received as returns from our investments in unconsolidated entities.
In the six-month period ended April 30, 2021, cash provided by investing activities was $41.6 million, which was primarily related to $144.0 million of cash received as returns from our investments in unconsolidated entities and $80.4 million of cash received from the sale of commercial properties, offset, in part, by $153.8 million used to fund our investments in unconsolidated entities and $29.6 million used for the purchase of property and equipment.
Financing Activities
We used $819.7 million of cash in financing activities in the six-month period ended April 30, 2022, primarily for the redemption of $409.9 million of senior notes; the repurchase of $284.3 million of our common stock; payments of $53.3 million of loans payable, net of borrowings, the payment of dividends on our common stock of $44.3 million and payments related to noncontrolling interest - net of $25.8 million.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At April 30, 2022, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.00 billion aggregate principal amount of senior notes maturing on various dates between April 15, 2023 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (Amounts in millions):

April 30, 2022
Assets
Cash	$370.6
Inventory	$8,792.5
Amount due from Non-Guarantor Subsidiaries	$669.6
Total assets	$10,480.0

Liabilities & Stockholders' Equity
Loans payable	$1,160.0
Senior notes	$1,994.8
Total liabilities	$5,509.1
Stockholders' equity	$4,970.9
Summarized Statement of Operations Data (Amounts in millions):

For the six months ended April 30, 2022
Revenues	$3,896.1
Cost of revenues	$2,976.7
Selling, general and administrative	$468.8
Income before income taxes	$443.9
Net income	$333.0

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$380.9	$390.7	(3)%	485	562	(14)%	$785.4	$695.1	13%
Mid-Atlantic	268.2	218.3	23%	276	304	(9)%	$971.9	$718.1	35%
South	326.4	280.2	16%	447	408	10%	$730.1	$686.7	6%
Mountain	653.5	431.8	51%	814	605	35%	$802.9	$713.8	12%
Pacific	541.5	458.6	18%	376	347	8%	$1,440.2	$1,321.6	9%
Traditional Home Building	2,170.5	1,779.6	22%	2,398	2,226	8%	$905.2	$799.5	13%
City Living	18.0	58.0	(69)%	9	45	(80)%	$2,000.3	$1,288.5	55%
Other	(2.0)	(1.3)
Total home sales revenues	2,186.5	1,836.3	19%	2,407	2,271	6%	$908.4	$808.6	12%
Land sales revenues	91.0	93.9
Total revenues	$2,277.5	$1,930.2

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$696.3	$703.3	(1)%	883	1,013	(13)%	$788.6	$694.3	14%
Mid-Atlantic	511.1	382.3	34%	552	531	4%	$925.9	$720.0	29%
South	569.9	497.1	15%	794	749	6%	$717.8	$663.7	8%
Mountain	1,115.8	809.8	38%	1,417	1,130	25%	$787.4	$716.6	10%
Pacific	926.5	789.8	17%	661	573	15%	$1,401.7	$1,378.4	2%
Traditional Home Building	3,819.6	3,182.3	20%	4,307	3,996	8%	$886.8	$796.4	11%
City Living	57.8	65.8	(12)%	29	52	(44)%	$1,993.1	$1,265.4	58%
Other	(3.5)	(1.1)
Total home sales revenues	3,873.9	3,247.0	19%	4,336	4,048	7%	$893.4	$802.1	11%
Land sales revenues	194.7	246.5
Total revenues	$4,068.6	$3,493.5

Net Contracts Signed:

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$448.6	$454.4	(1)%	474	551	(14)%	$946.4	$824.6	15%
Mid-Atlantic	286.6	323.9	(12)%	254	386	(34)%	$1,128.4	$839.1	34%
South	573.7	561.8	2%	616	800	(23)%	$931.3	$702.3	33%
Mountain	943.3	920.0	3%	1,002	1,216	(18)%	$941.4	$756.6	24%
Pacific	828.8	707.6	17%	523	488	7%	$1,584.7	$1,450.0	9%
Traditional Home Building	3,081.0	2,967.7	4%	2,869	3,441	(17)%	$1,073.9	$862.5	25%
City Living	9.3	85.3	(89)%	5	46	(89)%	$1,850.3	$1,854.5	—%
Total	$3,090.3	$3,053.0	1%	2,874	3,487	(18)%	$1,075.2	$875.5	23%

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$864.5	$811.1	7%	946	1,000	(5)%	$913.8	$811.1	13%
Mid-Atlantic	647.2	651.4	(1)%	620	759	(18)%	$1,043.9	$858.2	22%
South	1,185.1	950.7	25%	1,353	1,368	(1)%	$875.9	$695.0	26%
Mountain	1,701.4	1,671.8	2%	1,801	2,194	(18)%	$944.7	$762.0	24%
Pacific	1,652.9	1,351.7	22%	1,066	961	11%	$1,550.6	$1,406.6	10%
Traditional Home Building	6,051.1	5,436.7	11%	5,786	6,282	(8)%	$1,045.8	$865.4	21%
City Living	32.2	124.3	(74)%	17	79	(78)%	$1,894.1	$1,573.4	20%
Total	$6,083.3	$5,561.0	9%	5,803	6,361	(9)%	$1,048.3	$874.2	20%

Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$1,634.6	$1,477.9	11%	1,787	1,893	(6)%	$914.7	$780.7	17%
Mid-Atlantic	1,140.0	1,039.7	10%	1,120	1,218	(8)%	$1,017.9	$853.6	19%
South	2,581.0	1,492.1	73%	3,029	2,107	44%	$852.1	$708.2	20%
Mountain	3,607.7	2,533.4	42%	3,982	3,338	19%	$906.0	$759.0	19%
Pacific	2,740.3	1,949.7	41%	1,849	1,432	29%	$1,482.0	$1,361.5	9%
Traditional Home Building	11,703.6	8,492.8	38%	11,767	9,988	18%	$994.6	$850.3	17%
City Living	2.6	197.4	(99)%	1	116	(99)%	$2,638.7	$1,701.7	55%
Total	$11,706.2	$8,690.2	35%	11,768	10,104	16%	$994.7	$860.1	16%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,465.9	$1,369.1	7%	1,724	1,906	(10)%	$850.3	$718.3	18%
Mid-Atlantic	1,004.5	770.4	30%	1,053	990	6%	$954.0	$778.2	23%
South	1,965.2	1,038.4	89%	2,470	1,488	66%	$795.6	$697.9	14%
Mountain	3,021.9	1,670.7	81%	3,598	2,274	58%	$839.9	$734.7	14%
Pacific	2,013.3	1,387.1	45%	1,444	1,044	38%	$1,394.3	$1,328.6	5%
Traditional Home Building	9,470.8	6,235.7	52%	10,289	7,702	34%	$920.5	$809.6	14%
City Living	28.3	138.9	(80)%	13	89	(85)%	$2,173.0	$1,560.3	39%
Total	$9,499.1	$6,374.6	49%	10,302	7,791	32%	$922.1	$818.2	13%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended April 30,			Six months ended April 30,
	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$50.7	$39.2	29%	$82.3	$58.1	42%
Mid-Atlantic	43.8	24.0	83%	77.2	42.8	80%
South	43.0	38.3	12%	65.5	59.8	10%
Mountain	105.0	52.1	102%	176.0	88.1	100%
Pacific	117.0	74.2	58%	181.6	121.7	49%
Traditional Home Building	359.5	227.8	58%	582.6	370.5	57%
City Living (1)	(0.3)	12.5	(102)%	12.5	45.2	(72)%
Corporate and other	(63.4)	(70.4)	10%	(98.5)	(118.4)	17%
Total	$295.8	$169.9	74%	$496.6	$297.3	67%
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

Traditional Home Building
North

	Three months ended April 30,			Six months ended April 30,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$380.9	$390.7	(3)%	$696.3	$703.3	(1)%
Units delivered	485	562	(14)%	883	1,013	(13)%
Average delivered price ($ in thousands)	$785.4	$695.1	13%	$788.6	$694.3	14%

Net Contracts Signed:
Net contract value ($ in millions)	$448.6	$454.4	(1)%	$864.5	$811.1	7%
Net contracted units	474	551	(14)%	946	1,000	(5)%
Average contracted price ($ in thousands)	$946.4	$824.6	15%	$913.8	$811.1	13%

Home sales cost of revenues as a percentage of home sale revenues	79.1%	82.0%		79.8%	82.9%

Income before income taxes ($ in millions)	$50.7	$39.2	29%	$82.3	$58.1	42%

Number of selling communities at April 30,	55	57	(4)%
The decreases in the number of homes delivered in the fiscal 2022 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expenses areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2022 periods were mainly due to a decrease in the number of selling communities in the fiscal 2022 periods, limited lot releases in certain communities in the fiscal 2022 periods, and a return to more normalized demand. The increases in the average value of each contract signed in the fiscal 2022 periods were mainly due to sales price increases and a shift in the number of contracts signed to more expensive areas and/or products.
The increases in income before income taxes in the fiscal 2022 periods were attributable to lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 periods were primarily due to a shift in product mix/areas to higher-margin areas, sales price increases, and lower interest expense as a percentage of home sales revenues.
Mid-Atlantic

	Three months ended April 30,			Six months ended April 30,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$268.2	$218.3	23%	$511.1	$382.3	34%
Units delivered	276	304	(9)%	552	531	4%
Average delivered price ($ in thousands)	$971.9	$718.1	35%	$925.9	$720.0	29%

Net Contracts Signed:
Net contract value ($ in millions)	$286.6	$323.9	(12)%	$647.2	$651.4	(1)%
Net contracted units	254	386	(34)%	620	759	(18)%
Average contracted price ($ in thousands)	$1,128.4	$839.1	34%	$1,043.9	$858.2	22%

Home sales cost of revenues as a percentage of home sale revenues	76.4%	80.6%		76.9%	79.4%

Income before income taxes ($ in millions)	$43.8	$24.0	83%	$77.2	$42.8	80%

Number of selling communities at April 30,	35	41	(15)%

The decrease in the number of homes delivered in the three-month fiscal 2022 period was mainly due to lower backlog conversion in the fiscal 2022 period. The increase in the number of homes delivered in the six-month fiscal 2022 period was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, offset in part by lower backlog conversion. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decreases in the number of net contracts signed in the fiscal 2022 periods were mainly due to the decrease in the number of selling communities, limited lot releases in certain communities and a return to more normalized demand. The increases in the average value of each contract signed in the fiscal 2022 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and sales price increases.
The increases in income before income taxes in the fiscal 2022 periods were mainly due to higher earnings from increased revenue and lower home sales cost of revenues, as a percentage of home sale revenues. The six-month period ended April 30, 2021 also benefited from a $6.0 million gain recognized from an asset sale of commercial property by one of our Land Development Joint Ventures. No similar gains were recognized in the six-month period ended April 30, 2022.
South

	Three months ended April 30,			Six months ended April 30,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$326.4	$280.2	16%	$569.9	$497.1	15%
Units delivered	447	408	10%	794	749	6%
Average delivered price ($ in thousands)	$730.1	$686.7	6%	$717.8	$663.7	8%

Net Contracts Signed:
Net contract value ($ in millions)	$573.7	$561.8	2%	$1,185.1	$950.7	25%
Net contracted units	616	800	(23)%	1,353	1,368	(1)%
Average contracted price ($ in thousands)	$931.3	$702.3	33%	$875.9	$695.0	26%

Home sales cost of revenues as a percentage of home sale revenues	77.9%	76.2%		77.9%	76.8%

Income before income taxes ($ in millions)	$43.0	$38.3	12%	$65.5	$59.8	10%

Number of selling communities at April 30,	91	80	14%
The increases in the number of homes delivered in the fiscal 2022 periods were mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in the fiscal 2022 periods. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The decreases in the number of net contracts signed in the fiscal 2022 periods were due principally to our limiting of lot releases in certain communities during the fiscal 2022 periods and a return to more normalized demand. The increases in the average value of each contract signed in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of contracts signed to more expensive areas or product types.
The increases in income before income taxes in the fiscal 2022 periods were principally due to higher earnings from increased revenues and higher earnings from unconsolidated entities, partially offset by higher home sales cost of revenues, as a percentage of home sale revenues, and higher SG&A costs in the fiscal 2022 periods. The increases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 periods were primarily due to a shift in product mix/areas to lower-margin areas.

Mountain

	Three months ended April 30,			Six months ended April 30,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$653.5	$431.8	51%	$1,115.8	$809.8	38%
Units delivered	814	605	35%	1,417	1,130	25%
Average delivered price ($ in thousands)	$802.9	$713.8	12%	$787.4	$716.6	10%

Net Contracts Signed:
Net contract value ($ in millions)	$943.3	$920.0	3%	$1,701.4	$1,671.8	2%
Net contracted units	1,002	1,216	(18)%	1,801	2,194	(18)%
Average contracted price ($ in thousands)	$941.4	$756.6	24%	$944.7	$762.0	24%

Home sales cost of revenues as a percentage of home sale revenues	76.7%	78.0%		76.1%	78.7%

Income before income taxes ($ in millions)	$105.0	$52.1	102%	$176.0	$88.1	100%

Number of selling communities at April 30,	103	99	4%
The increases in the number of homes delivered in the fiscal 2022 periods were mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in the fiscal 2022 periods. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases.
The decreases in the number of net contracts signed in the fiscal 2022 periods were primarily due to our limiting of lot releases in certain communities during the fiscal 2022 periods and a return to more normalized demand. The increases in the average value of each contract signed in the fiscal 2022 periods were mainly due to sales price increases.
The increases in income before income taxes in the fiscal 2022 periods were due mainly to higher earnings from increased revenues in the fiscal 2022 periods and lower home sales cost of revenues, as a percentage of home sale revenues, partially offset by higher SG&A costs in the fiscal 2022 periods. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 periods were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Pacific

	Three months ended April 30,			Six months ended April 30,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$541.5	$458.6	18%	$926.5	$789.8	17%
Units delivered	376	347	8%	661	573	15%
Average delivered price ($ in thousands)	$1,440.2	$1,321.6	9%	$1,401.7	$1,378.4	2%

Net Contracts Signed:
Net contract value ($ in millions)	$828.8	$707.6	17%	$1,652.9	$1,351.7	22%
Net contracted units	523	488	7%	1,066	961	11%
Average contracted price ($ in thousands)	$1,584.7	$1,450.0	9%	$1,550.6	$1,406.6	10%

Home sales cost of revenues as a percentage of home sale revenues	71.7%	75.7%		72.8%	76.0%

Income before income taxes ($ in millions)	$117.0	$74.2	58%	$181.6	$121.7	49%

Number of selling communities at April 30,	44	40	10%
The increases in the number of homes delivered in the fiscal 2022 periods were mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.

The increases in the number of net contracts signed in the fiscal 2022 periods were primarily due to an increase in demand, coupled with the increase in the number of selling communities in the fiscal 2022 periods. The increases in the average value of each contract signed in the fiscal 2022 periods were mainly due to sales price increases and a shift in product mix.
The increases in income before income taxes in the fiscal 2022 periods were mainly due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues. The decreases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
City Living

	Three months ended April 30,			Six months ended April 30,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$18.0	$58.0	(69)%	$57.8	$65.8	(12)%
Units delivered	9	45	(80)%	29	52	(44)%
Average delivered price ($ in thousands)	$2,000.3	$1,288.5	55%	$1,993.1	$1,265.4	58%

Net Contracts Signed:
Net contract value ($ in millions)	$9.3	$85.3	(89)%	$32.2	$124.3	(74)%
Net contracted units	5	46	(89)%	17	79	(78)%
Average contracted price ($ in thousands)	$1,850.3	$1,854.5	—%	$1,894.1	$1,573.4	20%

Home sales cost of revenues as a percentage of home sale revenues	58.6%	69.4%		58.2%	70.0%

Income before income taxes ($ in millions) (1)	$(0.3)	$12.5	(102)%	$12.5	$45.2	(72)%

Number of selling communities at April 30,	—	3	(100)%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
The decreases in the number of homes delivered in the fiscal 2022 periods were attributable to a decrease in backlog at October 31, 2021 as compared to October 31, 2020, primarily driven by the reduction in the number of selling communities in our City Living region. The increases in the average price of homes delivered in fiscal 2022 periods were primarily due to a shift in the number of homes delivered to more expensive products and sales price increases.
The decreases in the number of net contracts signed in the fiscal 2022 periods were mainly due to a decrease in the number of selling communities.
The decrease in income before income taxes in the fiscal 2022 periods was primarily due to decreased home sales revenue, partially offset by lower home sales cost of revenues, as a percentage of home sales revenue and lower SG&A costs. In addition, during the three-month period of fiscal 2022, we recorded an impairment charge of $5.2 million related to office space within one of our Hoboken, New Jersey condominium projects in connection with a planned sale. Furthermore, the six-month fiscal 2021 period benefited from gains of $38.3 million recognized from the sales of a parking garage and retail space associated with one of our Hoboken, New Jersey condominium projects, offset by $2.1 million of other-than-temporary impairment charges that we recognized on two of our Home Building Joint Ventures.
Corporate and Other
In the three months ended April 30, 2022 and 2021, loss before income taxes was $63.4 million and $70.4 million, respectively. The decrease in the loss before income taxes in the fiscal 2022 period was principally due to a $34.2 million charge incurred related to early retirement of debt in the fiscal 2021 period and a gain of $9.0 million related to the bulk sale of security monitoring accounts by our smart home technologies business during the fiscal 2022 period. These improvements were offset by higher SG&A costs, lower earnings from our mortgage company operations primarily due to increased competition resulting in decreased spreads, and higher operating losses incurred in our apartment living operations in the fiscal 2022 period. In addition, the fiscal 2021 period benefited from a $11.5 million gain related to a property sale by one of our Rental Property Joint Ventures.The increase in SG&A costs in the fiscal 2022 period was primarily due to increased headcount, normal compensation increases, and additional investments in information technology.

In the six months ended April 30, 2022 and 2021, loss before income taxes was $98.5 million and $118.4 million, respectively. The decrease in the loss before income taxes in the fiscal 2022 period was principally due to a $34.2 million charge incurred related to early retirement of debt during the fiscal 2021 period, $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures and a gain of $9.0 million related to the bulk sale of security monitoring accounts by our smart home technologies business during the fiscal 2022 period. These improvements were offset in part, by higher SG&A costs, lower earnings from our mortgage company operations primarily due to a decrease in spreads, and higher losses incurred in our apartment living operations. In addition, the fiscal 2021 period benefited from a $11.5 million gain related to a property sale by one of our Rental Property Joint Ventures. The increase in SG&A costs in the fiscal 2022 period was primarily due to normal compensation increases, higher headcount, and additional investments made in information technology.

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

The table below sets forth, at April 30, 2022, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2022	$34,469	3.92%	$13,060	0.58%
2023	594,244	4.13%	113,688	2.42%
2024	113,833	3.93%	—
2025	78,569	5.19%	—
2026	374,213	4.86%	101,563	1.82%
Thereafter (b)	1,340,271	4.30%	548,437	1.82%
Bond discounts, premiums and deferred issuance costs - net	(5,214)		(2,244)
Total	$2,530,385	4.35%	$774,504	1.89%
Fair value at April 30, 2022	$2,478,883		$776,748
(a)    Based upon the amount of variable-rate debt outstanding at April 30, 2022, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.8 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of April 30, 2022. These interest rate swaps were designated as cash flow hedges.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2022, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2022 to February 28, 2022	213	$51.24	213	9,337
March 1, 2022 to March 31, 2022	1,119	$49.09	1,119	8,218
April 1, 2022 to April 30, 2022	874	$46.58	874	7,344
Total	2,206	$48.30	2,206
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2022, we withheld 1,652 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $84,113 of income tax withholdings and we issued the remaining 4,412 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2022, the net exercise method was not employed to exercise options.
(b)    On March 10, 2020, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective March 10, 2020, the existing authorization that had been in effect since December 10, 2019. Most recently, on May 17, 2022, our Board of Directors renewed its authorization to repurchase of 20 million shares of our common stock. Our Board of Directors did not fix any expiration date for the current share repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2022.

Dividends
During the six months ended April 30, 2022, we paid cash dividends of $0.37 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At April 30, 2022, under our bank credit agreements, we could have paid up to approximately $3.23 billion of cash dividends.
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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, filed on June 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	June 2, 2022	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 2, 2022	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)