Form 10-Q
period 2022-07-31
Toll Brothers, Inc.
filed 2022-09-01
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2022
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
At August 30, 2022, there were approximately 113,330,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information and statements regarding: the impact of the COVID-19 pandemic on the U.S. economy and on our business; expectations regarding interest rates and inflation; the markets in which we operate or may operate; our strategic objectives and priorities; our land acquisition, land development and capital allocation plans and priorities; housing market conditions; demand for our homes; anticipated operating results and guidance; home deliveries; financial resources and condition; changes in revenues, in profitability and in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; selling, general, and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; sales paces and prices; effects of home buyer cancellations; growth and expansion; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire or dispose of land and pursue real estate opportunities; our ability to gain approvals to develop land, open new communities and deliver homes; our ability to market, construct and sell homes and properties; the rate at which we deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; and the outcome of legal proceedings, investigations, and claims.
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
•the effect of general economic conditions, including employment rates, housing starts, interest rate levels, home affordability, inflation, consumer sentiment, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such land;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations;
•levels of competition;
•the price and availability of lumber, other raw materials, home components;
•the impact of labor shortages, including on our subcontractors, supply chain and municipalities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2022	October 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$316,471	$1,638,494
Inventory	9,408,525	7,915,884
Property, construction, and office equipment – net	288,110	310,455
Receivables, prepaid expenses, and other assets (1)	645,109	738,078
Mortgage loans held for sale – at fair value	121,218	247,211
Customer deposits held in escrow	168,293	88,627
Investments in unconsolidated entities	767,566	599,101
Income taxes receivable	27,961	—
	$11,743,253	$11,537,850
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,200,178	$1,011,534
Senior notes	1,995,029	2,403,989
Mortgage company loan facility	113,705	147,512
Customer deposits	812,470	636,379
Accounts payable	625,662	562,466
Accrued expenses	1,228,398	1,220,235
Income taxes payable	228,764	215,280
Total liabilities	6,204,206	6,197,395
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at July 31, 2022 and October 31, 2021	1,279	1,279
Additional paid-in capital	715,831	714,453
Retained earnings	5,548,496	4,969,839
Treasury stock, at cost — 14,608 and 7,820 shares at July 31, 2022 and October 31, 2021, respectively	(759,072)	(391,656)
Accumulated other comprehensive income ("AOCI")	16,739	1,109
Total stockholders’ equity	5,523,273	5,295,024
Noncontrolling interest	15,774	45,431
Total equity	5,539,047	5,340,455
	$11,743,253	$11,537,850
(1)    As of July 31, 2022 and October 31, 2021, receivables, prepaid expenses, and other assets or investments in unconsolidated entities include $82.0 million and $90.8 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Revenues:
Home sales	$2,256,337	$2,234,365	$6,130,218	$5,481,329
Land sales and other	238,465	21,116	433,206	267,652
	2,494,802	2,255,481	6,563,424	5,748,981

Cost of revenues:
Home sales	1,670,703	1,726,124	4,619,495	4,282,410
Land sales and other	229,561	18,709	422,159	222,534
	1,900,264	1,744,833	5,041,654	4,504,944
Selling, general and administrative	232,865	233,915	703,372	663,824
Income from operations	361,673	276,733	818,398	580,213
Other:
Income from unconsolidated entities	2,984	16,636	27,954	28,313
Other income – net	1,294	10,026	16,230	27,311
Expenses related to early retirement of debt	—	—	—	(35,211)
Income before income taxes	365,951	303,395	862,582	600,626
Income tax provision	92,484	68,463	216,618	141,329
Net income	$273,467	$234,932	$645,964	$459,297

Other comprehensive (loss) income – net of tax	(2,680)	335	15,630	1,004
Total comprehensive income	$270,787	$235,267	$661,594	$460,301

Per share:
Basic earnings	$2.37	$1.90	$5.47	$3.68
Diluted earnings	$2.35	$1.87	$5.41	$3.63

Weighted-average number of shares:
Basic	115,334	123,826	118,056	124,727
Diluted	116,326	125,610	119,369	126,390

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended July 31, 2022 and 2021:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, April 30, 2022	$1,279	$714,651	$5,297,939	$(669,396)	$19,419	$15,774	$5,379,666
Net income			273,467				273,467
Purchase of treasury stock				(91,607)			(91,607)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(1,058)		1,931			873
Stock-based compensation		2,238					2,238
Dividends declared			(22,910)				(22,910)
Other comprehensive loss					(2,680)		(2,680)
Balance, July 31, 2022	$1,279	$715,831	$5,548,496	$(759,072)	$16,739	$15,774	$5,539,047

Balance, April 30, 2021	$1,529	$709,422	$5,352,573	$(1,148,406)	$(2,048)	$47,719	$4,960,789
Net income			234,932				234,932
Purchase of treasury stock				(95,411)			(95,411)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(826)		2,235			1,409
Stock-based compensation		3,663					3,663
Dividends declared			(20,943)				(20,943)
Other comprehensive loss					(1,807)		(1,807)
Loss attributable to non-controlling interest						(27)	(27)
Capital contributions – net						1,298	1,298
Balance, July 31, 2021	$1,529	$712,259	$5,566,562	$(1,241,582)	$(3,855)	$48,990	$5,083,903

For the nine months ended July 31, 2022 and 2021:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2021	$1,279	$714,453	$4,969,839	$(391,656)	$1,109	$45,431	$5,340,455
Net income			645,964				645,964
Purchase of treasury stock				(383,886)			(383,886)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(17,880)		16,470			(1,410)
Stock-based compensation		19,258					19,258
Dividends declared			(67,307)				(67,307)
Other comprehensive income					15,630		15,630
Income attributable to non-controlling interest						86	86
Capital distributions - net						(29,743)	(29,743)
Balance, July 31, 2022	$1,279	$715,831	$5,548,496	$(759,072)	$16,739	$15,774	$5,539,047

Balance, October 31, 2020	$1,529	$717,272	$5,164,086	$(1,000,454)	$(7,198)	$52,241	$4,927,476
Cumulative effect adjustment upon adoption of ASC 326 - net of tax			(595)				(595)
Net income			459,297				459,297
Purchase of treasury stock				(275,058)			(275,058)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(24,955)		33,930			8,975
Stock-based compensation		19,942					19,942
Dividends declared			(56,226)				(56,226)
Other comprehensive income					3,343		3,343
Loss attributable to non-controlling interest						(47)	(47)
Capital distributions - net						(3,204)	(3,204)
Balance, July 31, 2021	$1,529	$712,259	$5,566,562	$(1,241,582)	$(3,855)	$48,990	$5,083,903

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2022	2021
Cash flow (used in) provided by operating activities:
Net income	$645,964	$459,297
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	53,267	53,938
Stock-based compensation	19,258	19,942
Income from unconsolidated entities	(27,954)	(28,313)
Distributions of earnings from unconsolidated entities	31,182	30,716
Deferred tax provision	10,659	6,956
Inventory impairments and write-offs	10,673	15,997
Property, construction and office equipment impairments	6,800	—
Gain on sale of assets	326	(38,706)
Expenses related to early retirement of debt	—	35,211
Other	3,435	1,984
Changes in operating assets and liabilities:
Inventory	(1,288,029)	(578,461)
Origination of mortgage loans	(1,390,630)	(1,452,289)
Sale of mortgage loans	1,513,603	1,498,946
Receivables, prepaid expenses, and other assets	32,114	97,738
Current income taxes – net	(30,361)	(11,492)
Customer deposits – net	96,425	163,440
Accounts payable and accrued expenses	66,637	173,524
Net cash (used in) provided by operating activities	(246,631)	448,428
Cash flow (used in) provided by investing activities:
Purchase of property, construction, and office equipment – net	(56,485)	(45,772)
Investments in unconsolidated entities	(176,592)	(190,027)
Return of investments in unconsolidated entities	109,645	166,045
Proceeds from the sale of assets	28,309	80,418
Other	194	649
Net cash (used in) provided by investing activities	(94,929)	11,313
Cash flow used in financing activities:
Proceeds from loans payable	2,950,869	2,164,646
Principal payments of loans payable	(3,009,301)	(2,381,509)
Redemption of senior notes	(409,856)	(294,168)
(Payments) proceeds for stock-based benefit plans – net	(1,407)	8,979
Purchase of treasury stock	(383,886)	(275,058)
Dividends paid	(66,948)	(56,103)
Payments related to noncontrolling interest – net	(25,766)	(4,710)
Net cash used in financing activities	(946,295)	(837,923)
Net decrease in cash, cash equivalents, and restricted cash	(1,287,855)	(378,182)
Cash, cash equivalents, and restricted cash, beginning of period	1,684,412	1,396,604
Cash, cash equivalents, and restricted cash, end of period	$396,557	$1,018,422

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2021 balance sheet amounts and disclosures have been derived from our October 31, 2021 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (“2021 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of July 31, 2022; the results of our operations and changes in equity for the three-month and nine-month periods ended July 31, 2022 and 2021; and our cash flows for the nine-month periods ended July 31, 2022 and 2021. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability. We are subject to risks and uncertainties, including risks and uncertainties resulting from the COVID-19 pandemic, that are likely to continue to impact our business operations. As a result, actual results could differ from the estimates and assumptions we make and such differences may be material.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2022, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $812.5 million and $636.4 million at July 31, 2022 and October 31, 2021, respectively. Of the outstanding customer deposits held as of October 31, 2021, we recognized $131.1 million and $374.8 million in home sales revenues during the three months and nine months ended July 31, 2022.
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
2. Acquisition
In June 2022, we acquired substantially all of the assets and operations of a privately-held home builder with operations in San Antonio, Texas for approximately $48.1 million in cash. The assets acquired, which consisted of 16 communities, were primarily inventory, including approximately 450 home sites owned or controlled through land purchase agreements.
3. Inventory
Inventory at July 31, 2022 and October 31, 2021 consisted of the following (amounts in thousands):

	July 31, 2022	October 31, 2021
Land controlled for future communities	$250,313	$185,656
Land owned for future communities	884,815	564,737
Operating communities	8,273,397	7,165,491
	$9,408,525	$7,915,884
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Land controlled for future communities	$3,848	$2,045	$6,833	$3,792
Land owned for future communities	2,400	11,105	3,840	11,105
Operating communities	—	—	—	1,100
	$6,248	$13,150	$10,673	$15,997
See Note 14, “Commitments and Contingencies,” for information regarding land purchase commitments.
At July 31, 2022, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2022, we determined that 240 land purchase contracts, with an aggregate purchase price of $3.84 billion, on which we had made aggregate deposits totaling $378.5 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2021, we determined that 289 land purchase contracts, with an aggregate purchase price of $3.67 billion, on which we had made aggregate deposits totaling $302.4 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Interest capitalized, beginning of period	$237,333	$295,145	$253,938	$297,975
Interest incurred	34,676	37,133	97,569	116,447
Interest expensed to home sales cost of revenues	(37,308)	(49,995)	(110,567)	(127,412)
Interest expensed to land sales and other cost of revenues	(1,221)	(1,064)	(4,848)	(3,482)
Interest reclassified to property, construction and office equipment - net	—	(1,034)	—	(1,034)
Interest capitalized on investments in unconsolidated entities	(1,759)	(1,078)	(4,566)	(3,403)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	32	76	227	92
Interest capitalized, end of period	$231,753	$279,183	$231,753	$279,183
During the three months ended July 31, 2022 and 2021, we recognized approximately $(851,000) and $265,000 of net (gains) losses related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $38,000 and $60,000 of net losses were reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively. During the nine months ended July 31, 2022 and 2021, we recognized approximately $(483,000) and $665,000 of net (gains) losses related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $220,000 and $102,000 of net losses were reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments ranges from 5.0% to 50%. These entities, which are structured as joint ventures and either: (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”); or (iv) provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
The table below provides information as of July 31, 2022, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	15	1	41	4	61
Investment in unconsolidated entities (1)	$320,263	$3,972	$426,850	$16,481	$767,566
Number of unconsolidated entities with funding commitments by the Company	12	—	16	1	29
Company’s remaining funding commitment to unconsolidated entities (2)	$121,728	$—	$103,108	$13,326	$238,162
(1)    Our total investment includes $97.6 million related to 13 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $199.9 million as of July 31, 2022. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $104.9 million related to our unconsolidated joint venture-related variable interests in VIEs.

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	8	34	42
Aggregate loan commitments	$532,685	$3,262,234	$3,794,919
Amounts borrowed under loan commitments	$419,031	$1,646,157	$2,065,188
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during the nine-months ended July 31, 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	11	1
Investment balance at July 31, 2022	$44,500	$118,600	$2,400
In the first quarter of fiscal 2022, we entered into a joint venture with an unrelated party to develop a luxury for-rent residential apartment project in Washington, D.C. on land which we contributed to the venture. Under the terms of the joint venture agreement, our partner had the right to put their interest back to us if certain conditions were not satisfied. Accordingly, the land we contributed and subsequent additional spend, which had a carrying value of $60.1 million, was previously recorded on our balance sheet under “Receivables, prepaid expenses, and other assets.” During our third quarter of fiscal 2022, the put option lapsed and we deconsolidated this land and recognized the land sale.
The table below provides information on joint ventures entered into during the nine-months ended July 31, 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	4	4
Investment balance at July 31, 2021	$102,700	$51,300

Subsequent event
In August 2022, we entered into two joint ventures with an unrelated party to develop two luxury condominium communities in the New York City metropolitan area. Prior to the formation of these ventures, we capitalized approximately $106.5 million of land and land development costs. Our partner acquired a 55% interest in these ventures for approximately $51.6 million, which equaled our pro-rata cost basis. We received cash of $61.2 million as a result of these formations, which included a combination of partner and loan proceeds, resulting in our initial investment in these ventures of $45.5 million. Concurrent with their formation, the joint ventures entered into construction loan agreements aggregating $219.7 million to finance the remaining development of these projects, of which $17.6 million was borrowed at the closing of the ventures. We, and an affiliate of our partner, provided certain guarantees under the construction loan agreements. We estimate that our maximum exposure under recourse guarantees, if the full amount of the loan commitments were borrowed, would be $44.9 million without taking into account any recoveries from the underlying collateral or any reimbursement from our partner.

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $17.0 million in the three-month period ended July 31, 2021. No gains were recognized in the three-month period ended July 31, 2022. In the nine-month periods ended July 31, 2022 and 2021, we recognized gains of $21.0 million and $34.5 million, respectively. These gains are included in “Income from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income.

In the nine-month period ended July 31, 2021, we recognized other-than-temporary impairment charges on our investments in certain Home Building Joint Ventures of $2.1 million. There were no other-than-temporary impairment charges recognized in the nine-month period ended July 31, 2022 or the three-month periods ended July 31, 2022 and 2021.
In the three-month periods ended July 31, 2022 and 2021, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $2.4 million and $3.2 million, respectively. In the nine-month periods ended July 31, 2022 and 2021, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $40.3 million and $11.0 million, respectively. Our share of income from the lots we acquired was insignificant in each period. In the three-month periods ended July 31, 2022 and 2021, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $159.7 million and $9.8 million, respectively. In the nine-month periods ended July 31, 2022 and 2021, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $311.5 million and $149.7 million, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
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
We believe that, as of July 31, 2022, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

July 31, 2022
Loan commitments in the aggregate	$2,623,200
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$544,600
Debt obligations borrowed in the aggregate	$980,600
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$306,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$15,300
Terms of guarantees	1 month - 3.9 years
(1)    Our maximum estimated exposure under repayment and carry cost guarantees includes approximately $95.0 million related to our unconsolidated Joint Venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. Nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.
Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above.

The table below provides information as of July 31, 2022 and October 31, 2021, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	July 31, 2022	October 31, 2021
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets and Investments in unconsolidated entities	$82,000	$90,800
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,700	$39,400
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 82% to 98%.
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
Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	July 31, 2022	October 31, 2021
Cash and cash equivalents	$233,544	$153,582
Inventory	1,062,469	964,962
Loans receivable – net	38,666	86,727
Rental properties	1,581,268	1,496,355
Rental properties under development	1,303,236	697,659
Other assets	296,201	227,579
Total assets	$4,515,384	$3,626,864
Debt – net of deferred financing costs	$2,040,702	$1,677,619
Other liabilities	308,845	248,545
Members’ equity	2,165,837	1,700,700
Total liabilities and equity	$4,515,384	$3,626,864
Company’s net investment in unconsolidated entities (1)	$767,566	$599,101
(1)    Our underlying equity in the net assets of the unconsolidated entities was (less) more than our net investment in unconsolidated entities by $(5.4) million and $16.5 million as of July 31, 2022 and October 31, 2021, respectively, and these differences are primarily a result of other than temporary impairments we have recognized; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Combined Statements of Operations:

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Revenues	$114,542	$89,304	$401,065	$268,257
Cost of revenues	60,566	52,414	256,256	209,273
Other expenses	45,967	37,497	128,742	107,968
Total expenses	106,533	89,911	384,998	317,241
Loss on disposition of loans and real estate owned	—	(2,575)	(113)	(2,785)
Income (loss) from operations	8,009	(3,182)	15,954	(51,769)
Other income (2)	3,919	44,065	44,156	79,398
Income before income taxes	11,928	40,883	60,110	27,629
Income tax expense (benefit)	37	27	194	(1,632)
Net income including earnings from noncontrolling interests	11,891	40,856	59,916	29,261
Less: income attributable to noncontrolling interest	—	—	—	(174)
Net income attributable to controlling interest	$11,891	$40,856	$59,916	$29,087
Company’s equity in earnings of unconsolidated entities (3)	$2,984	$16,636	$27,954	$28,313
(2)     The nine months ended July 31, 2022 includes $29.9 million related to the sale of an asset by one Rental Property Joint Venture. The three months and nine months ended July 31, 2021 includes $42.3 million and $74.9 million, respectively, related to the sale of assets by our Rental Property Joint Ventures.
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
5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2022 and October 31, 2021, consisted of the following (amounts in thousands):

	July 31, 2022	October 31, 2021
Expected recoveries from insurance carriers and others	$14,172	$16,773
Improvement cost receivable	71,202	67,626
Escrow cash held by our wholly owned title company	79,211	41,429
Properties held for rental apartment and commercial development	191,283	381,401
Prepaid expenses	39,159	34,960
Right-of-use asset	105,280	96,276
Other	144,802	99,613
	$645,109	$738,078
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of October 31, 2021, properties held for rental apartment and commercial development include $90.8 million of assets related to consolidated VIEs. There were no consolidated VIE assets included in properties held for rental apartment and commercial development as of July 31, 2022. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2022 and October 31, 2021, loans payable consisted of the following (amounts in thousands):

	July 31, 2022	October 31, 2021
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	552,290	364,042
Deferred issuance costs	(2,112)	(2,508)
	$1,200,178	$1,011,534
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On October 31, 2021, we entered into term loan extension agreements to extend the maturity date of $548.4 million of outstanding term loans from November 1, 2025 to November 1, 2026, with the remainder of the term loans remaining due November 1, 2025. Other than $101.6 million of term loans that are scheduled to mature on November 1, 2025, there are no payments required before the final maturity date on the Term Loan Facility. At July 31, 2022, the interest rate on the Term Loan Facility was 3.43% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility. The spread at July 31, 2022 was 1.05%. These interest rate swaps were designated as cash flow hedges.
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
Under the terms of the Revolving Credit Facility, at July 31, 2022, our maximum leverage ratio, as defined, may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth, as defined, of no less than approximately $2.09 billion. Under the terms of the Revolving Credit Facility, at July 31, 2022, our leverage ratio was approximately 0.50 to 1.00, and our tangible net worth was approximately $5.47 billion. Based upon the terms of the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $4.28 billion as of July 31, 2022. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $3.38 billion as of July 31, 2022.
At July 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $94.2 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At July 31, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 3.56% per annum. In August 2022, we borrowed $400.0 million under our Revolving Credit Facility.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2022, the weighted-average interest rate on “Loans payable – other” was 4.00% per annum.
Senior Notes
At July 31, 2022, we had five issues of senior notes outstanding with an aggregate principal amount of $2.00 billion.

In our first quarter of fiscal 2022, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBI Mortgage”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBI Mortgage. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBI Mortgage may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. Before amendment and restatement, the Warehousing Agreement was set to expire on April 2, 2022, and borrowings thereunder bore interest at LIBOR plus 1.75% per annum. In April 2022, the Warehousing Agreement was amended and restated to extend the expiration date to March 31, 2023 and borrowings thereunder will bear interest at the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) (with a BSBY floor of 0.50%) plus 1.75% per annum. At July 31, 2022, the interest rate on the Warehousing Agreement, as amended and restated, was 4.05% per annum.
7. Accrued Expenses
Accrued expenses at July 31, 2022 and October 31, 2021 consisted of the following (amounts in thousands):

	July 31, 2022	October 31, 2021
Land, land development, and construction	$284,669	$310,996
Compensation and employee benefits	199,495	232,161
Escrow liability	71,389	36,107
Self-insurance	239,677	236,369
Warranty	144,631	145,062
Lease liabilities	127,967	116,248
Deferred revenue	37,803	36,638
Interest	37,084	34,033
Commitments to unconsolidated entities	26,656	22,150
Other	59,027	50,471
	$1,228,398	$1,220,235
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Balance, beginning of period	$143,991	$153,640	$145,062	$157,351
Additions – homes closed during the period	15,598	10,430	38,798	29,141
Addition – liabilities assumed in a business acquisition	150	—	150	—
Increase in accruals for homes closed in prior years – net	3,315	1,111	6,987	6,002
Charges incurred	(18,423)	(14,767)	(46,366)	(42,080)
Balance, end of period	$144,631	$150,414	$144,631	$150,414
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

From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims were $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020 and again in the fourth fiscal quarter of 2021, we reduced the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by a total of $36.2 million. Because this reduction was associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $36.2 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $49.4 million at July 31, 2022 and $54.7 million at October 31, 2021. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $3.1 million at July 31, 2022 and $5.8 million at October 31, 2021.
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
8. Income Taxes
We recorded income tax provisions of $92.5 million and $68.5 million for the three months ended July 31, 2022 and 2021, respectively. The effective tax rate was 25.3% for the three months ended July 31, 2022, compared to 22.6% for the three months ended July 31, 2021. We recorded income tax provisions of $216.6 million and $141.3 million for the nine months ended July 31, 2022 and 2021, respectively. The effective tax rate was 25.1% for the nine months ended July 31, 2022, compared to 23.5% for the nine months ended July 31, 2021. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2022 will be approximately 5.6%. Our state income tax rate for the full fiscal year 2021 was 5.8%.
At July 31, 2022, we had $5.6 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Total stock-based compensation expense recognized	$2,238	$3,663	$19,258	$19,942
Income tax benefit recognized	$622	$938	$4,890	$5,105
At July 31, 2022 and October 31, 2021, the aggregate unamortized value of unvested stock-based compensation awards was approximately $18.2 million and $14.7 million, respectively.
10. Stockholders’ Equity
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Number of shares purchased (in thousands)	2,038	1,655	7,257	5,687
Average price per share	$44.93	$57.66	$52.90	$48.37
Remaining authorization at July 31 (in thousands)	18,319	14,298	18,319	14,298
Cash Dividends
On March 8, 2022, our Board of Directors approved an increase in our quarterly cash dividend from $0.17 per share to $0.20 per share. During the three month periods ended July 31, 2022 and 2021, we declared and paid cash dividends of $0.20 and $0.17 per share, respectively, to our shareholders. During the nine months ended July 31, 2022 and 2021, we declared and paid cash dividends of $0.57 and $0.45 per share, respectively, to our shareholders.
Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Employee Retirement Plans
Beginning balance	$(5,347)	$(6,529)	$(6,024)	$(7,198)
Losses reclassified from AOCI to net income (1)	452	450	1,355	1,350
Less: Tax benefit (2)	(115)	(115)	(341)	(346)
Net losses reclassified from AOCI to net income	337	335	1,014	1,004
Other comprehensive income – net of tax	337	335	1,014	1,004
Ending balance	$(5,010)	$(6,194)	$(5,010)	$(6,194)
Derivative Instruments
Beginning balance	$24,766	$4,481	$7,133	$—
Unrealized (losses) gains on derivative instruments	(4,082)	(2,939)	19,281	3,033
Less: Tax benefit (expense)	1,037	752	(4,829)	(771)
Net (losses) gains on derivative instruments	(3,045)	(2,187)	14,452	2,262
Losses reclassified from AOCI to net income (3)	38	60	220	102
Less: Tax benefit (2)	(10)	(15)	(56)	(25)
Net losses reclassified from AOCI to net income	28	45	164	77
Other comprehensive (loss) income – net of tax	(3,017)	(2,142)	14,616	2,339
Ending balance	$21,749	$2,339	$21,749	$2,339
Total AOCI ending balance	$16,739	$(3,855)	$16,739	$(3,855)
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

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Numerator:
Net income as reported	$273,467	$234,932	$645,964	$459,297

Denominator:
Basic weighted-average shares	115,334	123,826	118,056	124,727
Common stock equivalents (1)	992	1,784	1,313	1,663
Diluted weighted-average shares	116,326	125,610	119,369	126,390

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	407	37	275	220
Shares issued under stock incentive and employee stock purchase plans	45	64	469	938
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2022	October 31, 2021
Residential Mortgage Loans Held for Sale	Level 2	$121,218	$247,211
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$1,464	$1,782
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(3,207)	$(1,773)
Forward Loan Commitments — IRLCs	Level 2	$3,207	$1,773
Interest Rate Swap Contracts	Level 2	$29,128	$10,330
At July 31, 2022 and October 31, 2021, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of July 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At July 31, 2022	$121,494	$121,218	$(276)
At October 31, 2021	$244,467	$247,211	$2,744
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies – Inventory,” in our 2021 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were insignificant during the three month and nine month periods ended July 31, 2022 and 2021 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.
In the three and nine-months ended July 31, 2021, we recognized $11.1 million of impairment charges on land owned for future communities relating to five communities. The estimated fair value of these communities in the aggregate, net of impairment charges, was $25.6 million. For the majority of these communities, the estimated fair values were determined based upon the expected sales price per lot in a sale to another builder. The sales price per lot utilized in determining fair values was approximately $86,000 per lot.

Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt (amounts in thousands):

		July 31, 2022		October 31, 2021
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,202,290	$1,195,745	$1,014,042	$1,021,662
Senior notes (2)	Level 1	2,000,000	1,942,321	2,409,856	2,577,818
Mortgage company loan facility (3)	Level 2	113,705	113,705	147,512	147,512
		$3,315,995	$3,251,771	$3,571,410	$3,746,992

(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.

13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Income from ancillary businesses	1,865	8,544	16,159	24,464
Management fee income from Land Development and Home Building Joint Ventures – net	931	1,048	3,306	1,613
Other	(1,502)	434	(3,235)	1,234
Total other income – net	$1,294	$10,026	$16,230	$27,311
Management fee income from Land Development and Home Building Joint Ventures - net includes fees earned by Toll Brothers City Living® (“City Living”) and our Traditional Home Building operations.
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Revenues	$32,994	$34,869	$92,581	$96,700
Expenses	$31,129	$26,325	$76,422	$72,236
In the nine-month period ended July 31, 2022, our smart home technology business recognized a $9.0 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
In the three-month periods ended July 31, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $7.0 million and $4.3 million, respectively. In the nine-month periods ended July 31, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $16.6 million and $12.9 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
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
Subsequent event
On August 25, 2022, we entered into a $192.5 million settlement agreement with Southern California Gas Company to resolve our claims associated with a natural gas leak that occurred from October 2015 through February 2016 at the Aliso Canyon underground storage facility located near certain of our communities in southern California. Net of legal fees and expenses, in the fourth quarter of fiscal 2022 we expect to record a pre-tax gain of approximately $140.0 million in Other income – net” in our Consolidated Statements of Operations and Comprehensive Income.

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2022	October 31, 2021
Aggregate purchase price:
Unrelated parties	$4,434,860	$4,442,804
Unconsolidated entities that the Company has investments in	46,036	9,953
Total	$4,480,896	$4,452,757

Deposits against aggregate purchase price	$427,143	$336,363
Additional cash required to acquire land	4,053,753	4,116,394
Total	$4,480,896	$4,452,757
Amount of additional cash required to acquire land included in accrued expenses	$20,876	$37,447
In addition, we expect to purchase approximately 6,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2022, we also had purchase contracts to acquire land for apartment developments of approximately $188.4 million, of which we had outstanding deposits in the amount of $7.9 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2022, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2022, we had outstanding surety bonds amounting to $886.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $402.9 million of work remains on these improvements. We have an additional $275.5 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2022, we had outstanding letters of credit of $94.2 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon. At July 31, 2022, we had provided financial guarantees of $26.3 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At July 31, 2022, we had agreements of sale outstanding to deliver 10,725 homes with an aggregate sales value of $11.19 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2022	October 31, 2021
Aggregate mortgage loan commitments:
IRLCs	$972,783	$528,127
Non-IRLCs	2,778,200	2,705,772
Total	$3,750,983	$3,233,899
Investor commitments to purchase:
IRLCs	$972,783	$528,127
Mortgage loans held for sale	118,945	244,376
Total	$1,091,728	$772,503
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
Our Traditional Home Building segment operates in the following five geographic segments, with current operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Revenues:
Traditional Home Building:
North	$478,652	$402,885	$1,174,919	$1,106,189
Mid-Atlantic	253,973	276,853	765,100	659,128
South	352,674	291,725	922,544	788,785
Mountain	660,517	553,192	1,776,375	1,363,019
Pacific	506,597	523,995	1,433,041	1,313,758
Traditional Home Building	2,252,413	2,048,650	6,071,979	5,230,879
City Living	2,857	184,099	60,631	249,877
Corporate and other	1,067	1,616	(2,392)	573
Total home sales revenues	2,256,337	2,234,365	6,130,218	5,481,329
Land sales and other revenues	238,465	21,116	433,206	267,652
Total revenues	$2,494,802	$2,255,481	$6,563,424	$5,748,981

Income (loss) before income taxes:
Traditional Home Building:
North	$80,543	$39,700	$162,812	$97,802
Mid-Atlantic	40,129	25,347	117,361	68,127
South	56,334	41,439	121,845	101,190
Mountain	120,606	85,085	296,579	173,178
Pacific	125,257	85,029	306,810	206,750
Traditional Home Building	422,869	276,600	1,005,407	647,047
City Living (1)	(4,564)	65,912	7,889	111,084
Corporate and other	(52,354)	(39,117)	(150,714)	(157,505)
Total	$365,951	$303,395	$862,582	$600,626
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

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2022	October 31, 2021
Traditional Home Building:
North	$1,415,913	$1,357,168
Mid-Atlantic	1,072,498	976,887
South	2,116,511	1,421,612
Mountain	2,888,093	2,397,484
Pacific	2,464,769	2,174,997
Traditional Home Building	9,957,784	8,328,148
City Living	275,313	332,972
Corporate and other	1,510,156	2,876,730
Total	$11,743,253	$11,537,850
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Traditional Home Building:
North	$387	$2,492	$1,156	$2,557
Mid-Atlantic	1,200	10,488	2,346	10,578
South	405	28	1,014	472
Mountain	1,421	68	1,865	88
Pacific	435	74	692	1,202
Traditional Home Building	3,848	13,150	7,073	14,897
City Living	2,400	—	3,600	1,100
Total	$6,248	$13,150	$10,673	$15,997

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2022	2021
Cash flow information:
Income tax paid – net	$235,565	$145,865
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$213,500	$150,589
Reclassification from inventory to property, construction, and office equipment - net	$—	$32,021
Transfer of inventory to investment in unconsolidated entities	$556	$49,979
Transfer of other assets to investment in unconsolidated entities, net	$100,264	$38,877
Transfer of other assets to property, construction and office equipment - net	$8,571	$—
Unrealized gain on derivatives	$18,798	$3,699

	At July 31,
	2022	2021
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$316,471	$946,097
Restricted cash included in receivables, prepaid expenses, and other assets	80,086	72,325
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$396,557	$1,018,422

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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended July 31, 2022, home sales revenue increased 1% as compared to the three months ended July 31, 2021. In the third quarter of fiscal 2022, we delivered 2,414 homes at an average price of $934,700, as compared to 2,597 homes with an average delivered price of $860,400 in the third quarter of fiscal 2021. Although the number of homes we delivered in the third quarter was down 7% compared to the prior year period, which was primarily due to production challenges caused by supply chain disruptions, labor market shortages and municipality-related delays, the average delivered price was up 9%. The increase in the average delivered price reflects the robust housing market and strong demand for our homes that we experienced beginning in the second quarter of fiscal 2020 through the end of the second quarter of fiscal 2022. However, during the third quarter of fiscal 2022, overall demand for new homes significantly weakened, which we attribute to steep increases in mortgage rates since January 2022, the impact of substantial increases in home prices over the past two years, inflation concerns, stock market volatility and other macro-economic conditions. As a result, we experienced a significant decline in demand for our homes. We signed 1,266 net contracts with an aggregate value of $1.66 billion in the three months ended July 31, 2022, compared to 3,154 net contracts with an aggregate value of $2.98 billion in the three months ended July 31, 2021, representing decreases of 60% in units and 44% in dollars, respectively. In light of continued uncertainty regarding macro-economic conditions, including with respect to mortgage rates, home affordability, inflation and overall consumer sentiment regarding the future direction of the economy, it is unclear whether demand for new homes will improve in the near term. However, over the long term, we believe that the housing market will continue to benefit from strong fundamentals, including demographic and migration trends, a supply-demand imbalance in for-sale homes, and a renewed appreciation for the importance of home.
Our backlog at July 31, 2022 was 10,725 homes and $11.19 billion, up 1% in units and 19% in dollars as compared to our backlog at July 31, 2021. Like many other home builders, we continue to experience production challenges due to supply chain disruptions, tightness in labor markets and municipality-related delays. These disruptions have resulted in build times (the time it takes from contract signing to delivery of the completed home) that remain extended and delays in deliveries. We continue to work with our suppliers and trade partners to resolve these issues, but we do not expect conditions to significantly improve in the near term. Continued supply chain disruptions and labor and material shortages could further elongate delivery times and increase cost pressures.

Financial and Operational Highlights
In the three-month period ended July 31, 2022, we recognized $2.49 billion of revenues, consisting of $2.26 billion of home sales revenues and $238.5 million of land sales and other revenues, and net income of $273.5 million, as compared to $2.26 billion of revenues, consisting of $2.23 billion of home sales revenues and $21.1 million of land sales and other revenues, and $234.9 million of net income in the three-month period ended July 31, 2021.
In the three-month periods ended July 31, 2022 and 2021, the value of net contracts signed was $1.66 billion (1,266 homes) and $2.98 billion (3,154 homes), respectively.
In the nine-month period ended July 31, 2022, we recognized $6.56 billion of revenues, consisting of $6.13 billion of home sales revenues and $433.2 million of land sales and other revenues, as compared to $5.75 billion of revenues, consisting of $5.48 billion of home sales revenues and $267.7 million of land sales and other revenues in the nine-month period ended July 31, 2021. Net income was $646.0 million compared to $459.3 million of net income in the nine-month period ended July 31, 2021.
In the nine-month periods ended July 31, 2022 and 2021, the value of net contracts signed was $7.75 billion (7,069 homes) and $8.54 billion (9,515 homes), respectively.
The value of our backlog at July 31, 2022 was $11.19 billion (10,725 homes), as compared to our backlog at July 31, 2021 of $9.44 billion (10,661 homes). Our backlog at October 31, 2021 was $9.50 billion (10,302 homes), as compared to backlog of $6.37 billion (7,791 homes) at October 31, 2020.
At July 31, 2022, we had $316.5 million of cash and cash equivalents on hand and approximately $1.81 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2026. At July 31, 2022, we had no borrowings and we had approximately $94.2 million of outstanding letters of credit under the Revolving Credit Facility. In August 2022, we borrowed $400.0 million under our Revolving Credit Facility.
At July 31, 2022, we owned or controlled through options approximately 82,100 home sites, as compared to approximately 80,900 at October 31, 2021; and approximately 63,200 at October 31, 2020. Of the approximately 82,100 total home sites that we owned or controlled through options at July 31, 2022, we owned approximately 39,900 and controlled approximately 42,200 through options. Of the 39,900 home sites owned, approximately 18,700 were substantially improved. In addition, as of July 31, 2022, we expect to purchase approximately 6,900 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At July 31, 2022, we were selling from 332 communities, compared to 340 at October 31, 2021; and 317 at October 31, 2020.
At July 31, 2022, our total stockholders’ equity and our debt to total capitalization ratio were $5.52 billion and 0.37 to 1.00, respectively.
Recent Development
On August 25, 2022, we entered into a $192.5 million settlement agreement with Southern California Gas Company to resolve our claims associated with a natural gas leak that occurred from October 2015 through February 2016 at the Aliso Canyon underground storage facility located near certain of our communities in southern California. Net of legal fees and expenses, in the fourth quarter of fiscal 2022 we expect to record a pre-tax gain of approximately $148 million, of which approximately $140 million is expected to be recorded in “Other income – net” in our Consolidated Statement of Operations. The remainder is expected to be recorded as an offset to previously incurred expenses. Coincident with this gain, we intend to expense $10 million to seed a new Toll Brothers Charitable Foundation. Combined, we expect a benefit to our fourth quarter 2022 pre-tax income of approximately $138 million.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three and nine months ended July 31, 2022 and 2021 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
Revenues:
Home sales	$2,256.3	$2,234.4	1%	$6,130.2	$5,481.3	12%
Land sales and other	238.5	21.1		433.2	267.7
	2,494.8	2,255.5	11%	6,563.4	5,749.0	14%
Cost of revenues:
Home sales	1,670.7	1,726.1	(3)%	4,619.5	4,282.4	8%
Land sales and other	229.6	18.7		422.2	222.5
	1,900.3	1,744.8	9%	5,041.7	4,504.9	12%
Selling, general and administrative	232.9	233.9	—%	703.4	663.8	6%
Income from operations	361.7	276.7	31%	818.4	580.2	41%
Other
Income from unconsolidated entities	3.0	16.6	(82)%	28.0	28.3	(1)%
Other income – net	1.3	10.0	(87)%	16.2	27.3	(41)%
Expenses related to early retirement of debt	—	—		—	(35.2)
Income before income taxes	366.0	303.4	21%	862.6	600.6	44%
Income tax provision	92.5	68.5	35%	216.6	141.3	53%
Net income	$273.5	$234.9	16%	$646.0	$459.3	41%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.0%	77.3%		75.4%	78.1%
Land sales and other cost of revenues as a percentage of land sales and other revenues	96.3%	88.6%		97.4%	83.1%
SG&A as a percentage of home sale revenues	10.3%	10.5%		11.5%	12.1%
Effective tax rate	25.3%	22.6%		25.1%	23.5%

Deliveries – units	2,414	2,597	(7)%	6,750	6,645	2%
Deliveries – average delivered price (in ‘000s)	$934.7	$860.4	9%	$908.2	$824.9	10%

Net contracts signed – value	$1,664.2	$2,979.7	(44)%	$7,747.5	$8,540.6	(9)%
Net contracts signed – units	1,266	3,154	(60)%	7,069	9,515	(26)%
Net contracts signed – average contracted price (in ‘000s)	$1,314.5	$944.7	39%	$1,096.0	$897.6	22%

	At July 31,			At October 31,
	2022	2021	% Change	2021	2020	% Change
Backlog – value	$11,185.3	$9,437.5	19%	$9,499.1	$6,374.6	49%
Backlog – units	10,725	10,661	1%	10,302	7,791	32%
Backlog – average contracted price (in ‘000s)	$1,042.9	$885.2	18%	$922.1	$818.2	13%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreement of sale related to such options was signed.

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended July 31, 2022 compared to the three months ended July 31, 2021
The increase in home sale revenues for the three months ended July 31, 2022, as compared to the three months ended July 31, 2021, was attributable to a 9% increase in the average price of homes delivered, offset, in part, by a 7% decrease in the number of homes delivered. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, most notably in the Mid-Atlantic and Pacific regions. The decrease in the number of homes delivered in the three months ended July 31, 2022 was primarily due to fewer deliveries of quick move-in homes, coupled with a lower backlog conversion in the three months ended July 31, 2022 compared to the three months ended July 31, 2021, in each case primarily due to supply chain disruptions, labor shortages and municipality-related delays. This was partially offset by an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, most significantly in the South and Mountain regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2022, as compared to the three months ended July 31, 2021, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower inventory impairment charges in the fiscal 2022 period. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2022 period. In the three months ended July 31, 2022 and 2021, interest expense, as a percentage of home sales revenues, was 1.7% and 2.2%, respectively.
Nine months ended July 31, 2022 compared to the nine months ended July 31, 2021
The increase in home sale revenues for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021, was attributable to a 2% increase in the number of homes delivered and a 10% increase in the average price of homes delivered. The increase in the number of homes delivered in the nine months ended July 31, 2022 was primarily due to higher backlog at October 31, 2021, as compared to October 31, 2020, partially offset by lower backlog conversion in the fiscal 2022 period, primarily due to supply chain disruptions, labor shortages and municipality-related delays. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive product types/geographic regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, for the nine months ended July 31, 2022, as compared to the nine months ended July 31, 2021, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower interest expense as a percentage of home sales revenues. In the nine months ended July 31, 2022 and 2021, interest expense, as a percentage of home sales revenues, was 1.8% and 2.3%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) bulk sales to third parties of land we have decided no longer meets our development criteria; (3) lot sales to third-party builders within our master planned communities; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. During the nine-month period of fiscal 2022, we sold nine land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $311.5 million. Minimal gains were recognized on these land sales to joint ventures. In addition, during the nine-month period of fiscal 2022, we recorded an impairment charge of $5.2 million related to office space associated with our Hoboken, New Jersey condominium projects in connection with a planned sale. During the nine-month period of fiscal 2021, we sold a parking garage and retail space associated with our Hoboken, New Jersey condominium projects for $82.4 million and we recognized a gain of $38.3 million. In addition, during the nine-month fiscal 2021 period, we sold four land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $149.7 million. No gains were recognized on these land sales to joint ventures.

Selling, General and Administrative Expenses (“SG&A”)
SG&A spending decreased by $1.1 million in the three-month period ended July 31, 2022, as compared to the three-month period ended July 31, 2021. As a percentage of home sales revenues, SG&A was 10.3% in the three months ended July 31, 2022, as compared to 10.5% in the three months ended July 31, 2021. The decrease in SG&A expenditures was due primarily to lower selling expenses on decreased sales unit volume in the fiscal 2022 period compared to the fiscal 2021 period, offset, in part, by higher headcount and normal compensation increases. The decrease in SG&A as a percentage of revenues was due to lower SG&A spending relative to the 1% increase in revenues.
SG&A spending increased by $39.5 million in the fiscal 2022 nine-month period, as compared to the fiscal 2021 nine-month period. As a percentage of home sales revenues, SG&A was 11.5% in the fiscal 2022 period, as compared to 12.1% in the fiscal 2021 period. The dollar increase in SG&A was primarily due to higher headcount and additional investments in information technology in the fiscal 2022 period, along with normal compensation increases. The decrease in SG&A as a percentage of revenues was due to revenues increasing 12% year-over-year in the fiscal 2022 period, while SG&A spending increased only 6%. The reduction in SG&A, as a percentage of revenues, was primarily due to reduced commissions and advertising in the fiscal 2022 nine-month period, as compared to the fiscal 2021 nine-month period.
Income from Unconsolidated Entities
We have investments in joint ventures to (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”); and (iv) invest in distressed loans and real estate and provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
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
Income from unconsolidated entities decreased by $13.7 million in the three-month period ended July 31, 2022, as compared to the three-month period ended July 31, 2021. This decrease was primarily due to a $17.0 million gain recognized in the fiscal 2021 period related to a property sale by one of our Rental Property Joint Ventures.
Income from unconsolidated entities decreased by $0.4 million in the nine-month period ended July 31, 2022, as compared to the nine-month period ended July 31, 2021. This decrease was primarily due to a $28.5 million gain related to property sales by two of our Rental Property Joint Ventures and a $6.0 million gain related to an asset sale of commercial property by one of our Land Development Joint Ventures in the fiscal 2021 period. In the fiscal 2022 period we recognized a $21.0 million gain related to a property sale by one of our Rental Property Joint Ventures, lower losses by a joint venture that owns a hotel and increased earnings from our Land Development Joint Ventures due to lot sales.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Income from ancillary businesses	$1,865	$8,544	$16,159	$24,464
Management fee income from Land Development and Home Building Joint Ventures – net	931	1,048	3,306	1,613
Other	(1,502)	434	(3,235)	1,234
Total other income – net	$1,294	$10,026	$16,230	$27,311
The decrease in income from ancillary businesses in the three months ended July 31, 2022, as compared to the three months ended July 31, 2021, was mainly due to lower income from our mortgage operations due to lower volume and increased competition reducing spreads.
The decrease in income from ancillary businesses in the nine months ended July 31, 2022 was mainly due to lower earnings from our mortgage operations due to lower volume and increased competition, as well as higher operating losses incurred in our apartment living operations. This decrease was partially offset by a gain of $9.0 million related to the bulk sale of security monitoring accounts by our smart home technologies business during the nine months ended July 31, 2022.
In addition, in the three months ended July 31, 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $7.0 million and $4.3 million, respectively. The fees earned by our apartment living operations in the nine-month periods ended July 31, 2022 and 2021, were $16.6 million and $12.9 million, respectively. Fees earned by our apartment living operations are included in Income from ancillary businesses.
Management fee income from Home Building and Land Development Joint Ventures - net includes fees earned by our City Living and Traditional Home Building operations. The decrease in income in the three months ended July 31, 2022 was primarily related to a decrease in fees from a Land Development Joint Venture with respect to which we had earned additional fees in the fiscal 2021 period upon its formation. The increase in income in the nine months ended July 31, 2022 was primarily related to an increase in Joint Ventures to which we provide services.
The increased loss in “other” in the three months ended July 31, 2022 was primarily due to reduced interest income. The increased loss in “other” in the nine months ended July 31, 2022 was due to reduced interest income and a $1.6 million impairment charge recorded during the nine-month period ended July 31, 2022 in connection with a planned sale of a manufacturing facility.
Expenses Related to Early Retirement of Debt
In the nine-month period ended July 31, 2021, we redeemed prior to maturity all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Condensed Consolidated Statement of Operations and Comprehensive Income. No similar charges were incurred in the fiscal 2022 period.
Income Before Income Taxes
For the three-month period ended July 31, 2022, we reported income before income taxes of $366.0 million, as compared to $303.4 million in the three-month period ended July 31, 2021.
For the nine-month period ended July 31, 2022, we reported income before income taxes of $862.6 million, as compared to $600.6 million in the nine-month period ended July 31, 2021.
Income Tax Provision
In the three-month periods ended July 31, 2022 and July 31, 2021, we recognized an income tax provision of $92.5 million and $68.5 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2022 and 2021 periods, our federal tax provision would have been $76.8 million and $63.7 million, in the three-month periods ended July 31, 2022 and 2021, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by a provision to return adjustment.
We recognized an income tax provision of $216.6 million and $141.3 million in the nine-month periods ended July 31, 2022 and July 31, 2021, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2022 and 2021 periods, our federal tax provision would have been $181.1 million and $126.1 million, in the nine-month periods ended July 31, 2022 and July 31, 2021, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits.
Contracts
In the three-month periods ended July 31, 2022 and 2021, the value of net contracts signed was $1.66 billion (1,266 homes) and $2.98 billion (3,154 homes), respectively. The aggregate value of net contracts signed decreased $1.32 billion, or 44%, in the three-month period ended July 31, 2022. The decrease in the aggregate value of net contracts signed was due to a 60% decrease in the number of net contracts signed, offset, in part, by a 39% increase in the average value attributed to each signed contract. The decrease in the number of net contracts signed reflects a moderation in demand from the extremely strong prior year period and, to a lesser extent, the impact of us limiting sales in certain communities due primarily to extended construction schedules. The increase in the average value attributed to each signed contract is principally due to sales price increases, as well as a shift in the number of contracts signed to more expensive areas and/or products. In addition, the average value attributed to each contract signed includes the value of each binding agreement of sale that was signed in the period, as well as the value of all options selected during the period, regardless of when the initial agreement of sale related to such options was signed. During the three-month period ended July 31, 2022 we signed 1,266 net contracts, a 60% decline compared to the prior year period. During the three-month periods ended April 30, 2022 and January 31, 2022, we signed 2,874 and 2,929 net contracts, respectively. As a result of the steep drop in signed contracts during the three-month period ended July 31, 2022, the average value attributed to each signed contract in such period includes an unusually large value related to option selections for homes purchased in prior periods.
In the nine-month periods ended July 31, 2022 and 2021, the value of net contracts signed was $7.75 billion (7,069 homes) and $8.54 billion (9,515 homes), respectively. The aggregate value of net contracts signed decreased $793.1 million, or 9%, in the nine-month period ended July 31, 2022, as compared to the nine-month period ended July 31, 2021. The decrease in the aggregate value of net contracts signed was due to a 26% decrease in the number of net contracts signed, offset, in part, by a 22% increase in the average value attributed to each signed contract. The decrease in the number of net contracts signed reflects a moderation in demand from the extremely strong prior year period and, to a lesser extent, the impact of us limiting sales in certain communities due primarily to extended construction schedules. The increase in the average value attributed to each signed contract is principally due to sales price increases, as well as a shift in the number of contracts signed to more expensive areas and/or products.
Backlog
The value of our backlog at July 31, 2022 increased 19% to $11.19 billion (10,725 homes), as compared to $9.44 billion (10,661 homes) at July 31, 2021. Our backlog at October 31, 2021 and 2020 was $9.50 billion (10,302 homes) and $6.37 billion (7,791 homes), respectively.
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
At July 31, 2022, we had $316.5 million of cash and cash equivalents on hand and approximately $1.81 billion available for borrowing under our Revolving Credit Facility. In August 2022, we borrowed $400.0 million under our Revolving Credit Facility to fund short term obligations while maintaining a sufficient minimum cash balance.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions in the form of land acquisition, deposits to control land and land development, operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, debt repayment (including our $400.0 million 4.375% Senior Notes due April 15, 2023), common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and borrowings from banks and other lenders. In addition, we received net cash proceeds of approximately $150 million in the fourth quarter of fiscal 2022 related to a settlement resolving our claims associated with a natural gas leak that occurred from October 2015 through February 2016 at the Aliso Canyon underground storage facility located near certain of our communities in southern California.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of July 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of July 31, 2022, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At July 31, 2022, we had investments in these entities of $767.6 million and were committed to invest or advance up to an additional $238.2 million to these entities if they require additional funding. At July 31, 2022, we had agreed to terms for the acquisition of 444 home sites from two joint ventures for an estimated aggregate purchase price of $46.0 million. In addition, we expect to purchase approximately 6,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of July 31, 2022, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2022, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $2.62 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $544.6 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2022, the unconsolidated entities had borrowed an aggregate of $980.6 million, of which we estimate $306.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. Nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of July 31, 2022, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At July 31, 2022 and October 31, 2021, we had $316.5 million and $1.64 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the nine-month period ended July 31, 2022 was $246.6 million. Cash used in operating activities during the fiscal 2022 period was primarily related to an increase in inventory, and an increase in current income taxes - net. This activity was offset, in part, by net income (adjusted for stock-based compensation, impairments, depreciation and amortization, and deferred taxes); mortgage loans sold, net of mortgage loans originated; an increase in customer deposits – net and an increase in accounts payable and accrued expenses.
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
Investing Activities
In the nine-month period ended July 31, 2022, cash used in investing activities was $94.9 million, which was primarily related to $176.6 million used to fund our investments in unconsolidated entities and $56.5 million used for the purchase of property and equipment. This activity was offset, in part, by $109.6 million of cash received as returns from our investments in unconsolidated entities and $28.3 million of cash proceeds from the sale of assets.
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
Financing Activities
We used $946.3 million of cash in financing activities in the nine-month period ended July 31, 2022, primarily for the redemption of $409.9 million of senior notes; the repurchase of $383.9 million of our common stock; payments of $58.4 million of loans payable, net of borrowings, the payment of dividends on our common stock of $66.9 million and payments related to noncontrolling interest - net of $25.8 million.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At July 31, 2022, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.00 billion aggregate principal amount of senior notes maturing on various dates between April 15, 2023 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (Amounts in millions):

July 31, 2022
Assets
Cash	$125.0
Inventory	$9,218.3
Amount due from Non-Guarantor Subsidiaries	$694.7
Total assets	$10,680.4

Liabilities & Stockholders' Equity
Loans payable	$1,162.5
Senior notes	$1,995.0
Total liabilities	$5,570.9
Stockholders' equity	$5,109.5
Summarized Statement of Operations Data (Amounts in millions):

For the nine months ended July 31, 2022
Revenues	$6,179.4
Cost of revenues	$4,689.4
Selling, general and administrative	$700.3
Income before income taxes	$782.1
Net income	$585.7

SEGMENTS
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$478.6	$402.9	19%	554	552	—%	$864.0	$729.9	18%
Mid-Atlantic	254.0	276.9	(8)%	267	361	(26)%	$951.2	$766.9	24%
South	352.7	291.7	21%	469	435	8%	$752.0	$670.6	12%
Mountain	660.5	553.2	19%	802	755	6%	$823.6	$732.7	12%
Pacific	506.6	524.0	(3)%	321	386	(17)%	$1,578.2	$1,357.5	16%
Traditional Home Building	2,252.4	2,048.7	10%	2,413	2,489	(3)%	$933.4	$823.1	13%
City Living	2.8	184.1	(98)%	1	108	(99)%	$2,856.2	$1,704.6	68%
Other	1.1	1.6
Total home sales revenues	2,256.3	2,234.4	1%	2,414	2,597	(7)%	$934.7	$860.4	9%
Land sales revenues	238.5	21.1
Total revenues	$2,494.8	$2,255.5

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$1,174.9	$1,106.2	6%	1,437	1,565	(8)%	$817.6	$706.8	16%
Mid-Atlantic	765.1	659.1	16%	819	892	(8)%	$934.2	$738.9	26%
South	922.6	788.8	17%	1,263	1,184	7%	$730.5	$666.2	10%
Mountain	1,776.4	1,363.0	30%	2,219	1,885	18%	$800.5	$723.1	11%
Pacific	1,433.0	1,313.7	9%	982	959	2%	$1,459.3	$1,369.9	7%
Traditional Home Building	6,072.0	5,230.8	16%	6,720	6,485	4%	$903.6	$806.6	12%
City Living	60.6	249.9	(76)%	30	160	(81)%	$2,020.0	$1,561.9	29%
Other	(2.4)	0.6
Total home sales revenues	6,130.2	5,481.3	12%	6,750	6,645	2%	$908.2	$824.9	10%
Land sales revenues	433.2	267.7
Total revenues	$6,563.4	$5,749.0

Net Contracts Signed:

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$251.1	$450.5	(44)%	235	539	(56)%	$1,068.7	$835.7	28%
Mid-Atlantic	224.7	314.7	(29)%	186	361	(48)%	$1,208.0	$871.9	39%
South	340.5	585.6	(42)%	313	736	(57)%	$1,088.0	$795.6	37%
Mountain	343.8	846.5	(59)%	263	956	(72)%	$1,307.1	$885.5	48%
Pacific	447.1	713.4	(37)%	221	517	(57)%	$2,023.1	$1,380.0	47%
Traditional Home Building	1,607.2	2,910.7	(45)%	1,218	3,109	(61)%	$1,319.6	$936.2	41%
City Living	57.0	69.0	(17)%	48	45	7%	$1,187.3	$1,533.3	(23)%
Total	$1,664.2	$2,979.7	(44)%	1,266	3,154	(60)%	$1,314.6	$944.7	39%

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$1,115.7	$1,261.6	(12)%	1,181	1,539	(23)%	$944.7	$819.8	15%
Mid-Atlantic	871.9	966.1	(10)%	806	1,120	(28)%	$1,081.8	$862.6	25%
South	1,525.7	1,536.2	(1)%	1,666	2,104	(21)%	$915.8	$730.1	25%
Mountain	2,045.1	2,518.3	(19)%	2,064	3,150	(34)%	$990.8	$799.5	24%
Pacific	2,100.0	2,065.1	2%	1,287	1,478	(13)%	$1,631.7	$1,397.2	17%
Traditional Home Building	7,658.4	8,347.3	(8)%	7,004	9,391	(25)%	$1,093.4	$888.9	23%
City Living	89.1	193.3	(54)%	65	124	(48)%	$1,370.8	$1,558.9	(12)%
Total	$7,747.5	$8,540.6	(9)%	7,069	9,515	(26)%	$1,096.0	$897.6	22%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$1,407.3	$1,525.5	(8)%	1,468	1,880	(22)%	$958.6	$811.4	18%
Mid-Atlantic	1,110.8	1,077.7	3%	1,039	1,218	(15)%	$1,069.1	$884.8	21%
South	2,636.2	1,786.2	48%	2,978	2,408	24%	$885.2	$741.8	19%
Mountain	3,292.0	2,826.8	16%	3,443	3,539	(3)%	$956.1	$798.8	20%
Pacific	2,682.2	2,138.9	25%	1,749	1,563	12%	$1,533.6	$1,368.5	12%
Traditional Home Building	11,128.5	9,355.1	19%	10,677	10,608	1%	$1,042.3	$881.9	18%
City Living	56.8	82.4	(31)%	48	53	(9)%	$1,184.2	$1,554.1	(24)%
Total	$11,185.3	$9,437.5	19%	10,725	10,661	1%	$1,042.9	$885.2	18%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Traditional Home Building:
North	$1,465.9	$1,369.1	7%	1,724	1,906	(10)%	$850.3	$718.3	18%
Mid-Atlantic	1,004.5	770.4	30%	1,053	990	6%	$954.0	$778.2	23%
South	1,965.2	1,038.4	89%	2,470	1,488	66%	$795.6	$697.9	14%
Mountain	3,021.9	1,670.7	81%	3,598	2,274	58%	$839.9	$734.7	14%
Pacific	2,013.3	1,387.1	45%	1,444	1,044	38%	$1,394.3	$1,328.6	5%
Traditional Home Building	9,470.8	6,235.7	52%	10,289	7,702	34%	$920.5	$809.6	14%
City Living	28.3	138.9	(80)%	13	89	(85)%	$2,173.0	$1,560.3	39%
Total	$9,499.1	$6,374.6	49%	10,302	7,791	32%	$922.1	$818.2	13%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	% Change	2022	2021	% Change
Traditional Home Building:
North	$80.5	$39.7	103%	$162.8	$97.8	66%
Mid-Atlantic	40.1	25.4	58%	117.4	68.1	72%
South	56.3	41.4	36%	121.8	101.2	20%
Mountain	120.6	85.1	42%	296.6	173.2	71%
Pacific	125.3	85.0	47%	306.8	206.7	48%
Traditional Home Building	422.8	276.6	53%	1,005.4	647.0	55%
City Living (1)	(4.5)	65.9	(107)%	7.9	111.1	(93)%
Corporate and other	(52.3)	(39.1)	(34)%	(150.7)	(157.5)	4%
Total	$366.0	$303.4	21%	$862.6	$600.6	44%
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

Traditional Home Building
North

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$478.6	$402.9	19%	$1,174.9	$1,106.2	6%
Units delivered	554	552	—%	1,437	1,565	(8)%
Average delivered price ($ in thousands)	$864.0	$729.9	18%	$817.6	$706.8	16%

Net Contracts Signed:
Net contract value ($ in millions)	$251.1	$450.5	(44)%	$1,115.7	$1,261.6	(12)%
Net contracted units	235	539	(56)%	1,181	1,539	(23)%
Average contracted price ($ in thousands)	$1,068.7	$835.7	28%	$944.7	$819.8	15%

Home sales cost of revenues as a percentage of home sale revenues	76.8%	82.7%		78.6%	82.8%

Income before income taxes ($ in millions)	$80.5	$39.7	103%	$162.8	$97.8	66%

Number of selling communities at July 31,	48	58	(17)%
The decrease in the number of homes delivered in the fiscal 2022 nine-month period was mainly due to a decrease in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2022 periods were mainly due to a decrease in the number of selling communities in the fiscal 2022 periods, limited lot releases in certain communities in the fiscal 2022 periods, and decreased demand in the three-month period ended July 31, 2022. The increases in the average value attributed to each signed contract in the fiscal 2022 periods were mainly due to sales price increases and a shift in the number of contracts signed to more expensive areas and/or products and, in the three-month period ended July 31, 2022, the steep decline in the number of contracted units signed.
The increases in income before income taxes in the fiscal 2022 periods were attributable to higher earnings from increased revenue and lower home sales cost of revenues, as a percentage of home sale revenues. The nine-month fiscal 2022 period also benefited from lower SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 periods were primarily due to a shift in product mix/areas to higher-margin areas, sales price increases, and lower interest expense as a percentage of home sales revenues.

Mid-Atlantic

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$254.0	$276.9	(8)%	$765.1	$659.1	16%
Units delivered	267	361	(26)%	819	892	(8)%
Average delivered price ($ in thousands)	$951.2	$766.9	24%	$934.2	$738.9	26%

Net Contracts Signed:
Net contract value ($ in millions)	$224.7	$314.7	(29)%	$871.9	$966.1	(10)%
Net contracted units	186	361	(48)%	806	1,120	(28)%
Average contracted price ($ in thousands)	$1,208.0	$871.9	39%	$1,081.8	$862.6	25%

Home sales cost of revenues as a percentage of home sale revenues	75.7%	82.9%		76.5%	80.9%

Income before income taxes ($ in millions)	$40.1	$25.4	58%	$117.4	$68.1	72%

Number of selling communities at July 31,	40	40	—%
The decreases in the number of homes delivered in the fiscal 2022 periods were mainly due to lower backlog conversion in the fiscal 2022 periods, primarily due to supply chain disruptions, labor shortages, and municipality-related delays. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decreases in the number of net contracts signed in the fiscal 2022 periods were mainly due to decreased demand in the three-month period ended July 31, 2022 and limited lot releases in certain communities. The increases in the average value attributed to each contract signed in the fiscal 2022 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and sales price increases, and, in the three-month period ended July 31, 2022, the steep decline in the number of contracted units signed.
The increases in income before income taxes in the fiscal 2022 periods were mainly due to lower home sales cost of revenues, as a percentage of home sale revenues. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 periods were primarily due to a shift in product mix/areas to higher-margin areas, sales price increases, and lower interest expense as a percentage of home sales revenues. The nine-month period ended July 31, 2021 also benefited from a $6.0 million gain recognized from an asset sale of commercial property by one of our Land Development Joint Ventures. No similar gains were recognized in the nine-month period ended July 31, 2022.
South

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$352.7	$291.7	21%	$922.6	$788.8	17%
Units delivered	469	435	8%	1,263	1,184	7%
Average delivered price ($ in thousands)	$752.0	$670.6	12%	$730.5	$666.2	10%

Net Contracts Signed:
Net contract value ($ in millions)	$340.5	$585.6	(42)%	$1,525.7	$1,536.2	(1)%
Net contracted units	313	736	(57)%	1,666	2,104	(21)%
Average contracted price ($ in thousands)	$1,088.0	$795.6	37%	$915.8	$730.1	25%

Home sales cost of revenues as a percentage of home sale revenues	74.5%	76.1%		76.6%	76.6%

Income before income taxes ($ in millions)	$56.3	$41.4	36%	$121.8	$101.2	20%

Number of selling communities at July 31,	95	79	20%

The increases in the number of homes delivered in the fiscal 2022 periods were mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. These increases were partially offset by lower backlog conversion in the fiscal 2022 periods, primarily due to supply chain disruptions, labor shortages, and municipality-related delays. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The decreases in the number of net contracts signed in the fiscal 2022 periods were due principally to decreased demand in the three-month period ended July 31, 2022 and, in certain cases, our limiting of lot releases in certain communities during the fiscal 2022 periods. The increases in the average value attributed to each contract signed in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of contracts signed to more expensive areas or product types and, in the three-month period ended July 31, 2022, the steep decline in the number of contracted units signed.
The increases in income before income taxes in the fiscal 2022 periods were principally due to higher earnings from increased revenues and higher earnings from unconsolidated entities, partially offset by higher SG&A costs in the fiscal 2022 periods. The three-month fiscal 2022 period also benefited from a decrease in home sales cost of revenues as a percentage of home sales revenues. This decrease was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues in the fiscal 2022 period.

Mountain

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$660.5	$553.2	19%	$1,776.4	$1,363.0	30%
Units delivered	802	755	6%	2,219	1,885	18%
Average delivered price ($ in thousands)	$823.6	$732.7	12%	$800.5	$723.1	11%

Net Contracts Signed:
Net contract value ($ in millions)	$343.8	$846.5	(59)%	$2,045.1	$2,518.3	(19)%
Net contracted units	263	956	(72)%	2,064	3,150	(34)%
Average contracted price ($ in thousands)	$1,307.1	$885.5	48%	$990.8	$799.5	24%

Home sales cost of revenues as a percentage of home sale revenues	74.9%	76.6%		75.6%	77.8%

Income before income taxes ($ in millions)	$120.6	$85.1	42%	$296.6	$173.2	71%

Number of selling communities at July 31,	102	100	2%
The increases in the number of homes delivered in the fiscal 2022 periods were mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. These increases were partially offset by lower backlog conversion in the fiscal 2022 periods, primarily due to supply chain disruptions, labor shortages, and municipality-related delays. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases.
The decreases in the number of net contracts signed in the fiscal 2022 periods were primarily due to decreased demand in the three-month period ended July 31, 2022 and to our limiting of lot releases in certain communities during the fiscal 2022 periods. The increases in the average value attributed to each contract signed in the fiscal 2022 periods were mainly due to sales price increases and, in the three-month period ended July 31, 2022, the steep decline in the number of contracted units signed.
The increases in income before income taxes in the fiscal 2022 periods were due mainly to higher earnings from increased revenues in the fiscal 2022 periods and lower home sales cost of revenues, as a percentage of home sale revenues, partially offset by higher SG&A costs in the fiscal 2022 periods. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2022 periods were primarily due to a shift in product mix/areas to higher-margin areas, lower interest expense as a percentage of home sales revenues, and sales price increases.

Pacific

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$506.6	$524.0	(3)%	$1,433.0	$1,313.7	9%
Units delivered	321	386	(17)%	982	959	2%
Average delivered price ($ in thousands)	$1,578.2	$1,357.5	16%	$1,459.3	$1,369.9	7%

Net Contracts Signed:
Net contract value ($ in millions)	$447.1	$713.4	(37)%	$2,100.0	$2,065.1	2%
Net contracted units	221	517	(57)%	1,287	1,478	(13)%
Average contracted price ($ in thousands)	$2,023.1	$1,380.0	47%	$1,631.7	$1,397.2	17%

Home sales cost of revenues as a percentage of home sale revenues	68.9%	76.8%		71.4%	76.4%

Income before income taxes ($ in millions)	$125.3	$85.0	47%	$306.8	$206.7	48%

Number of selling communities at July 31,	46	34	35%
The decrease in the number of homes delivered in the three-month fiscal 2022 period was principally due to lower backlog conversion, partially driven by municipality and supply chain delays on complete or near complete homes during the period. The increase in the number of homes delivered in the nine-month fiscal 2022 period was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion. The lower backlog conversion was primarily due to supply chain disruptions, labor shortages, and municipality-related delays. The increases in the average price of homes delivered in the fiscal 2022 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2022 periods were primarily due to a decrease in demand during the three month period ended July 31, 2022 and to our limiting of lot releases in certain communities during the fiscal 2022 periods. The increases in the average value attributed to each contract signed in the fiscal 2022 periods were mainly due to sales price increases and a shift in product mix and, in the three-month period ended July 31, 2022, the steep decline in the number of contracted units signed.
The increases in income before income taxes in the fiscal 2022 periods were mainly due to lower home sales cost of revenues, as a percentage of home sales revenues. The decreases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to a shift in product mix/areas to higher-margin areas, lower interest expense as a percentage of home sales revenues, and sales price increases.

City Living

	Three months ended July 31,			Nine months ended July 31,
	2022	2021	Change	2022	2021	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$2.8	$184.1	(98)%	$60.6	$249.9	(76)%
Units delivered	1	108	(99)%	30	160	(81)%
Average delivered price ($ in thousands)	$2,856.2	$1,704.6	68%	$2,020.0	$1,561.9	29%

Net Contracts Signed:
Net contract value ($ in millions)	$57.0	$69.0	(17)%	$89.1	$193.3	(54)%
Net contracted units	48	45	7%	65	124	(48)%
Average contracted price ($ in thousands)	$1,187.3	$1,533.3	(23)%	$1,370.8	$1,558.9	(12)%

Home sales cost of revenues as a percentage of home sale revenues	155.6%	60.0%		62.8%	63.1%

Income before income taxes ($ in millions) (1)	$(4.5)	$65.9	(107)%	$7.9	$111.1	(93)%

Number of selling communities at July 31,	1	3	(67)%
(1)    In the first quarter of fiscal 2021, we sold certain commercial assets associated with our Hoboken, New Jersey condominium projects for $82.4 million which is included in Land sales and other revenues. City Living recognized net gains of $38.3 million from these sales.
The decreases in the number of homes delivered in the fiscal 2022 periods were attributable to a decrease in backlog at October 31, 2021 as compared to October 31, 2020, primarily driven by the reduction in the number of selling communities in our City Living business. The increases in the average price of homes delivered in fiscal 2022 periods were primarily due to a shift in the number of homes delivered to more expensive products and sales price increases.
The decrease in the number of net contracts signed in the fiscal 2022 nine-month period was mainly due to a decrease in the number of selling communities.
The decrease in income before income taxes in the three-month fiscal 2022 period was primarily due to decreased home sales revenue, higher home sales cost of revenues, as a percentage of home sales revenue, partially offset by lower SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenue, was principally due to an impairment charge recognized in the fiscal 2022 period in connection with a planned asset sale. The decrease in income before income taxes in the nine-month fiscal 2022 period was primarily due to decreased home sales revenue, partially offset by lower home sales cost of revenues, as a percentage of home sales revenue and reduced SG&A costs. In addition, during the nine-month period of fiscal 2022, we recorded impairment charges of $8.8 million, principally in connection with planned asset sales. Furthermore, the nine-month fiscal 2021 period benefited from gains of $38.3 million recognized from the sales of a parking garage and retail space associated with one of our Hoboken, New Jersey condominium projects, offset by $2.1 million of other-than-temporary impairment charges that we recognized on two of our Home Building Joint Ventures.
Corporate and Other
In the three months ended July 31, 2022 and 2021, loss before income taxes was $52.3 million and $39.1 million, respectively. The increase in the loss before income taxes in the fiscal 2022 period was principally due to higher SG&A costs and lower earnings from our mortgage company operations primarily due to reduced volume and increased competition resulting in decreased spreads. In addition, the fiscal 2021 period benefited from a $17.0 million gain related to a property sale by one of our Rental Property Joint Ventures. The increase in SG&A costs in the fiscal 2022 period was primarily due to increased headcount, normal compensation increases, and additional investments in information technology.
In the nine months ended July 31, 2022 and 2021, loss before income taxes was $150.7 million and $157.5 million, respectively. The decrease in the loss before income taxes in the fiscal 2022 period was principally due to a $34.2 million charge incurred related to early retirement of debt during the fiscal 2021 period, a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, and a gain of $9.0 million related to the bulk sale of security monitoring accounts by our smart home technologies business during the fiscal 2022 period. These improvements were offset in part, by higher SG&A costs, lower earnings from our mortgage company operations primarily due to a decrease in volume and reduced spreads, and higher losses incurred in our apartment living operations. In addition, the fiscal 2021 period benefited from $28.5 million of gains related to property sales by two of our Rental Property Joint Ventures.

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

The table below sets forth, at July 31, 2022, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2022	$23,436	3.78%	$13,060	2.05%
2023	596,447	4.13%	113,705	4.05%
2024	120,260	4.37%	—
2025	84,264	5.15%	—
2026	375,474	4.86%	101,563	3.43%
Thereafter (b)	1,339,349	4.30%	548,437	3.43%
Bond discounts, premiums and deferred issuance costs - net	(4,971)		(2,112)
Total	$2,534,259	4.37%	$774,653	3.50%
Fair value at July 31, 2022	$2,475,006		$776,765
(a)    Based upon the amount of variable-rate debt outstanding at July 31, 2022, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.8 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility. The spread was 1.05% as of July 31, 2022. These interest rate swaps were designated as cash flow hedges.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2022, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2022 to May 31, 2022	358	$44.81	358	19,999
June 1, 2022 to June 30, 2022	1,680	$44.95	1,680	18,319
July 1, 2022 to July 31, 2022	—		—	18,319
Total	2,038	$44.93	2,038
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2022, we withheld 6,909 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $307,900 of income tax withholdings and we issued the remaining 10,172 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2022, the net exercise method was not employed to exercise options.
(b)    On May 17, 2022, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective May 17, 2022, the existing authorization that had been in effect since March 10, 2020. Our Board of Directors did not fix any expiration date for the current share repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2022.

Dividends
During the nine months ended July 31, 2022, we paid cash dividends of $0.57 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At July 31, 2022, under our bank credit agreements, we could have paid up to approximately $3.38 billion of cash dividends.
ITEM 6. EXHIBITS

4.1*
Twenty-seventh Supplemental Indenture dated as of July 29, 2022 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, filed on September 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TOLL BROTHERS, INC.
(Registrant)

Date:	September 1, 2022	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 1, 2022	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)