Form 10-K
period 2022-10-31
Toll Brothers, Inc.
filed 2022-12-19
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2022, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $5,322,035,000.
As of December 14, 2022, there were approximately 110,727,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2023 Annual Meeting of Stockholders, scheduled to be held on March 7, 2023, are incorporated by reference into Part III of this report.

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
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached home, attached home, master-planned, and urban low-, mid-, and high-rise communities. This is done principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult and second-home buyers in the United States, as well as urban and suburban renters under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners through Toll Brothers City Living® (“City Living”). At October 31, 2022, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2022, we delivered 45,369 homes from 904 communities, including 10,515 homes from 492 communities in fiscal 2022. At October 31, 2022, we had 981 communities in various stages of planning, development or operations containing approximately 76,000 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $8.87 billion (8,098 homes) at October 31, 2022; we expect to deliver approximately 90% of these homes in fiscal 2023.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology, and landscaping subsidiaries. In addition, in certain regions we operate our own lumber distribution, house component assembly and component manufacturing operations.
We are developing several land parcels for master-planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. The majority of these master-planned communities are being developed through joint ventures with other builders or financial partners, with one being developed 100% by us.
In addition to our residential for-sale business, we also develop and operate urban and suburban for-rent apartment communities primarily through joint ventures. These projects are located in various metropolitan areas throughout the country and are generally being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. At October 31, 2022, we or joint ventures in which we have an interest, controlled 73 land parcels as for-rent apartment projects containing approximately 25,000 planned units.
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
At October 31, 2022, we were operating in the following major suburban and urban residential markets:
•Boston, Massachusetts metropolitan area
•Fairfield, Hartford, and New Haven Counties, Connecticut
•Westchester and Dutchess Counties, New York
•New York metropolitan area
•Central and northern New Jersey
•Philadelphia, Pennsylvania metropolitan area
•Lehigh Valley area of Pennsylvania
•Virginia and Maryland suburbs of Washington, D.C.

•Delaware
•Raleigh and Charlotte, North Carolina metropolitan areas
•Nashville, Tennessee
•Charleston, Greenville, Hilton Head and Myrtle Beach, South Carolina
•Atlanta, Georgia metropolitan area
•Southeast and southwest coasts and the Jacksonville, Orlando, and Tampa areas of Florida
•Detroit, Michigan metropolitan area
•Chicago, Illinois metropolitan area
•Dallas, Houston, Austin, and San Antonio, Texas metropolitan areas
•Denver, Colorado metropolitan area, Fort Collins and Colorado Springs, Colorado
•Phoenix, Arizona metropolitan area
•Las Vegas and Reno, Nevada metropolitan areas
•Boise and Coeur d’Alene, Idaho metropolitan areas
•Salt Lake City, Utah metropolitan area and St. George/Southern Utah
•San Diego and Palm Springs, California
•Los Angeles, California metropolitan area and Orange County
•San Francisco Bay, Sacramento, and San Jose areas of northern California
•Seattle and Spokane, Washington metropolitan areas, and
•Portland, Oregon metropolitan area.
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
Our attached home communities generally offer one- to four-story homes, provide for select exterior options, and often include commonly owned recreational facilities, such as clubhouses, playing fields, swimming pools, and tennis courts.
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
A wide selection of structural and finishing options are available to our home buyers for additional charges. The number and complexity of options available typically increase with the size and base sales price of our homes. Major options include home offices, fitness rooms, multi-generational living suites, finished basements, and spacious indoor/outdoor living areas. We also offer numerous interior fit-out options such as flooring, wall tile, plumbing, cabinets, fixtures, appliances, lighting, and home-automation and security technologies.
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
We market to the “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as single-story living and first-floor primary bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, fitness and recreation centers that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2022, we were selling from 51 age-restricted active-adult communities, in which at least one home occupant must be at least 55 years of age.
With the millennial generation in its prime family formation years, we also continue to focus on this group with our core suburban homes, affordable luxury offerings, urban condominiums and luxury rental apartment products.
Through our City Living brand, with third-party joint venture partners, we currently are developing a number of high-density, high-rise urban luxury communities to serve affluent move-up families, empty-nesters, and young professionals who are seeking to live in or close to major cities.
These City Living communities are high-rise condominiums and take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced. By the time construction has been completed, we typically have a significant number of homes under contract with buyers in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered quickly. Because of the larger upfront costs and longer development time periods associated with high-rise projects, we are developing, and expect to continue to, develop all future City Living communities through joint ventures with third parties.
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
At October 31, 2022, we were selling homes from 348 communities, compared to 340 communities at October 31, 2021, and 317 communities at October 31, 2020.
The following table summarizes certain information with respect to our operating communities at October 31, 2022:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed (Backlog)	Home sites available
North	81	53	10,155	6,103	1,122	2,930
Mid-Atlantic	53	40	4,184	1,958	842	1,384
South	133	99	14,438	5,072	2,523	6,843
Mountain	133	113	17,774	6,225	2,524	9,025
Pacific	59	43	5,683	1,910	1,087	2,686
Total	459	348	52,234	21,268	8,098	22,868
At October 31, 2022, significant site improvements had not yet commenced on approximately 14,000 of the 22,868 available home sites. Of the 22,868 available home sites, approximately 6,500 were not yet owned by us but were controlled through options.
Of our 459 operating communities at October 31, 2022, a total of 348 communities were offering homes for sale; with the remaining consisting primarily of sold out communities where not all homes had been completed and delivered. Of the 348 communities in which homes were being offered for sale at October 31, 2022, a total of 276 were detached home communities and 72 were attached home communities.
At October 31, 2022, excluding 373 model homes, we had 1,929 homes under construction or completed but not under contract in our communities, of which 998 were affordable luxury homes, 558 were luxury homes, and 373 were active-adult homes.

As a result of the breath of our products and geographic footprint, we have a wide range of base sales prices for our homes. The percentage of the 10,515 homes delivered in fiscal 2022 within the various ranges of base sales price was as follows:

Range of Base Sales Price	Percentage of Homes Delivered in Fiscal 2022
Less than $500,000	10%
$500,000 to $750,000	37%
$750,000 to $1,000,000	24%
$1,000,000 to 2,000,000	25%
More than $2,000,000	4%

Of the homes delivered in fiscal 2022, approximately 21% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 71% of the sales price of the home.
The table below provides the average value of all structural and finishing options purchased by our home buyers, as well as lot premiums, and the value of these options and premiums as a percent of the base sales price of the homes purchased in fiscal 2022, 2021, and 2020:

	2022		2021		2020
	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price
Overall	$190	25.3%	$168	23.9%	$173	25.5%
Detached	$215	28.9%	$193	28.4%	$198	28.8%
Attached	$117	15.4%	$105	15.3%	$98	15.7%
In general, the ability to purchase a premium lot or customize a home with structural options and interior finishes varies widely across our product lines, which may result in significant variation in the option value as a percentage of base sales price. For example, our attached homes do not offer the opportunity for buyers to add significant structural options to their homes and thus they have a smaller option value as a percentage of base sales price.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Acquisitions
As part of our strategy to continue expanding our geographic footprint and product offerings, in fiscal 2022, we acquired substantially all of the assets and operations of a privately-held home builder with operations in San Antonio, Texas for approximately $48.1 million in cash. The assets acquired, which consisted of 16 communities, were primarily inventory, including approximately 450 home sites owned or controlled through land purchase agreements.
In fiscal 2021, we acquired substantially all of the assets and operations of a privately-held home builder serving the Las Vegas, Nevada market, for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements.
In fiscal 2020, we acquired substantially all of the assets and operations of an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee. We also acquired substantially all of the assets and operations of a builder with operations is Colorado Springs, Colorado. The aggregate purchase price for these acquisitions was approximately $79.2 million in cash. The assets acquired were primarily inventory, including approximately 1,100 home sites owned or controlled through land purchase options.
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
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage our capital, where practicable, we enter into option agreements (also referred to herein as “land purchase contracts,” “purchase agreements,” or “options”) to purchase land, on a non-recourse basis, thereby limiting our financial exposure to amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of the cost of the option (also referred to as “deposits”). Option agreements enable us to obtain necessary governmental approvals before we acquire title to the land, and allow us to acquire lots over a specified period of time at contracted prices. The use of these agreements may increase our overall cost basis in the land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before acquiring the land or allowing us to forego or delay the acquisition to a later date. In prior periods, during the time it took to obtain approvals, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, which in some cases would require an additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, the ability to obtain necessary governmental approvals for the proposed community. In certain instances, our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2022 and 2021, we acquired control of approximately 5,700 and 27,700 home sites, respectively, net of options terminated and lots sold. During fiscal year 2022, we forfeited control of over 9,000 lots subject to land purchase agreements primarily because the planned community no longer met our development criteria. At October 31, 2022, we controlled approximately 76,000 home sites, as compared to approximately 80,900 home sites at October 31, 2021. At October 31, 2022 and October 31, 2021, our percentage of optioned versus owned lots was 50% and 50%, respectively.
We, either alone or in joint venture, are developing several parcels of land for master-planned communities in which we intend to build homes on a portion of the lots, with the remaining lots being sold to other builders. At October 31, 2022, one of these master-planned communities was wholly owned, while the remaining communities were developed through joint ventures with other builders or financial partners. At October 31, 2022, our Land Development Joint Ventures owned approximately 24,300 home sites. At October 31, 2022, we had agreed to acquire 409 home sites and expect to purchase approximately 6,700 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability and willingness to continue development activities over the long term will depend on, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land on acceptable terms.
The following is a summary of home sites for future communities (as distinguished from operating communities) that we either owned or controlled through options or purchase agreements at October 31, 2022:

	Number of communities	Number of home sites
North	67	4,953
Mid-Atlantic	141	12,359
South	154	12,657
Mountain	99	9,754
Pacific	61	5,360
Total	522	45,083
Of the 45,083 planned home sites at October 31, 2022, we owned 13,213 and controlled 31,870 through options and purchase agreements.
At October 31, 2022, the aggregate purchase price of land parcels subject to option and purchase agreements in both operating and future communities was approximately $4.32 billion (including $42.1 million of land to be acquired from joint ventures in which we have invested). Of the $4.32 billion of land purchase contracts, we paid or deposited $463.5 million. If we acquire all of these land parcels, we will be required to pay an additional $3.86 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from this aggregate purchase price because we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
We act as a general contractor for substantially all of our communities. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We generally have multiple sources for the materials we purchase. In recent years, as a result of strong demand for homes following the onset of the COVID-19 pandemic, supply chain disruptions and the constrained availability of certain building products, housing components and construction labor, and municipality-related delays, the production cycle in many of our markets became elongated. There can be no assurance that these challenges will recede or that cycle times will normalize in the near term. See “Risk Factors – General Risk Factors” in Item 1A and “Manufacturing/Distribution Facilities” in Item 2 of this Form 10-K.
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
Marketing and Sales
We believe that our marketing strategy for our homes has enhanced our reputation as a builder and developer of high quality luxury homes. We believe this reputation results in greater demand for all of our product types. We generally include attractive design features even in our less expensive homes, based on our belief that these enhancements improve our marketing and sales effort.
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
The second step in the sales process occurs when we sign a binding agreement of sale contract with the home buyer and the home buyer provides a larger cash down payment that is generally non-refundable. Cash down payments averaged approximately 8% of the total purchase price of a home at the end of fiscal year 2022. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, which typically takes about three weeks, the home buyer is required to complete a financial questionnaire that allows us to determine whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale. During fiscal 2022, 2021, and 2020, our customers signed net contracts for $9.07 billion (8,255 homes), $11.54 billion (12,472 homes), and $8.00 billion (9,932 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether the cancelled contracts were originally signed in that reporting period or in a prior period. Additionally, all options selected during the reporting period are reported as sales in that reporting period regardless of when the original contract was signed. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are reported as contracts and included in backlog.
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
Our mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), provides mortgage financing for a portion of our home closings. Our mortgage subsidiary determines whether the home buyer qualifies for the mortgage that the home buyer is seeking based upon information provided by the home buyer and other sources. For those home buyers who qualify, our mortgage subsidiary provides the home buyer with a mortgage commitment that specifies the terms and conditions of a proposed mortgage loan based upon then-current market conditions.
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBMC financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2022	10,515	3,706	35.2%	$2,030.6
2021	9,986	4,364	43.7%	$2,160.8
2020	8,496	3,782	44.5%	$1,757.5
*    Amounts exclude brokered and referred loans, which amounted to 6.5%, 5.6%, and 4.7% of our home closings in fiscal 2022, 2021, and 2020, respectively.
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
At October 31, 2022, our mortgage subsidiary was committed to fund $3.10 billion of mortgage loans. Of these commitments, $669.6 million, as well as $186.7 million of mortgage loans receivable, had “locked-in” interest rates as of October 31, 2022. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $856.3 million of these locked-in loans and receivables. Our home buyers had not locked in the interest rate on the remaining $2.43 billion of mortgage loan commitments as of October 31, 2022.
Backlog
We had a backlog of $8.87 billion (8,098 homes) at October 31, 2022; $9.50 billion (10,302 homes) at October 31, 2021; and $6.37 billion (7,791 homes) at October 31, 2020. Of the 8,098 homes in backlog at October 31, 2022, approximately 90% are expected to be delivered by October 31, 2023. This delivery estimate is based on current expectations regarding our backlog conversion rate. Our backlog conversion rate can vary based on a number of factors, including the availability of subcontractors and qualified trades people; the availability of adequate utility infrastructure and services; the ability of municipalities to process permits, conduct inspections and take similar actions in a timely manner; and shortages, delays in availability, or fluctuations in prices of building materials. See “Risk Factors – Risks Related to Our Business and Industry – Component shortages and increased costs of labor and supplies are beyond our control and can result in delays and increased costs to develop our communities.”
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
Investments in Unconsolidated Entities
We have investments in joint ventures (i) to develop lots for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments and single family homes, and commercial space (“Rental Property Joint Ventures”); and (iv) to provide financing and land banking for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). At October 31, 2022, we had investments of $852.3 million in these unconsolidated entities and were committed to invest or advance up to an additional $304.3 million to these entities if they require additional funding.
In fiscal 2022, 2021, and 2020, we recognized income from the unconsolidated entities in which we had an investment of $23.7 million, $74.0 million, and $0.9 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $31.2 million in fiscal 2022, $21.8 million in fiscal 2021, and $17.6 million in fiscal 2020.
Land Development Joint Ventures
At October 31, 2022, we had investments in 15 Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2022, we had $343.3 million invested in our Land Development Joint Ventures and funding commitments of $180.8 million to nine of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2022, ten of these joint ventures had aggregate loan commitments of $557.2 million and outstanding borrowings against these commitments of $444.3 million. At October 31, 2022, our Land Development Joint Ventures owned approximately 24,300 home sites.

At October 31, 2022, we had agreed to acquire 409 home sites from two of our Land Development Joint Ventures for an aggregate purchase price of approximately $42.1 million. In addition, we expect to purchase approximately 6,700 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date. We count lots in these joint ventures as optioned lots if we have a contractual right to acquire them.
Home Building Joint Ventures
At October 31, 2022, we had an aggregate $49.4 million of investments in our Home Building Joint Ventures to develop luxury for-sale homes. In fiscal 2022, the value of net contracts signed by our Home Building Joint Ventures was $97.2 million (51 homes), and they delivered $60.9 million (19 homes) of revenue.
Rental Property Joint Ventures
As part of our strategy to expand product lines, over the past several years, we acquired control of a number of land parcels intended to be developed as for-rent apartment or single family rental home projects, including several student housing sites. At October 31, 2022, we had an aggregate of $441.4 million of investments in 41 Rental Property Joint Ventures. At October 31, 2022, we or joint ventures in which we have an interest controlled 73 land parcels that are planned as for-rent apartment projects containing approximately 25,000 units. At October 31, 2022, joint ventures in which we had an interest had aggregate loan commitments of $3.32 billion and outstanding borrowings against these commitments of $1.77 billion. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
At October 31, 2022, we had approximately 4,000 units in for-rent apartment projects that were occupied or ready for occupancy, 2,150 units in the lease-up stage, 7,900 units in the design phase or under development, and 10,950 units in the planning stage. Of the 25,000 units at October 31, 2022, 13,900 were owned by joint ventures in which we have an interest, approximately 2,900 were owned by us, and 8,200 were under contract to be purchased by us.
Gibraltar Joint Ventures
Over the past three years, we, through Gibraltar, entered into several ventures with an institutional investor to provide financing and land banking to residential buildings and developers. We have an approximate 25% interest in these ventures. These ventures finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2022, we had an investment of $18.2 million.
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
We also are subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning protection of public health and the environment (“environmental laws”). The particular environmental laws that apply to any given community vary according to the location and environmental condition of the site and the present and former uses of the site. An increased regulatory focus on reducing greenhouse gas emissions has led to legislative mandates in certain jurisdictions that require new homes to be more energy efficient than existing homes, or that mandate energy efficient features, such as solar panels, be included in new construction. Complying with these environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and/or may prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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
Human Capital Resources
At October 31, 2022, we employed approximately 5,200 persons full-time, as compared to approximately 5,100 employees at October 31, 2021. At October 31, 2022, less than 2% of our employees were covered by a collective bargaining agreement.
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
In response to the COVID-19 pandemic, we implemented enhanced safety protocols and procedures to protect our employees, subcontractors and customers. Many of these protocols have evolved and become more permanent fixtures in our workplace and in the way we conduct certain aspects of our business. For example, we continue to use and expand technologies that allow for virtual interactions in many aspects of our business, including customer facing activities. Many administrative and operational routines have been modified including with respect to providing our employees with greater flexibility to work remotely. Many of these modifications have been well received by our employees with minimal disruption to our operations and have continued through fiscal 2022. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see “Risk Factors - Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results” in “Item 1A” of this Form 10-K.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the future impact of COVID-19 or other public health or other emergencies.
Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of assumptions or estimates that differ from actual results or as a consequence of known or unknown risks and uncertainties. Many of the factors mentioned in “Item 1A - Risk Factors” below or in other reports or public statements made by us will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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
Inflation can adversely affect us by increasing costs of land, materials and labor, and interest rates. All of these factors can have a negative impact on housing affordability. In a highly inflationary environment, we may be unable to raise the sales prices of our homes at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of capital, labor and materials can increase, which could have an adverse impact on our business or financial results. For example, the current and continued macro-economic conditions of high inflation and rising interest rates, especially the steep increases in mortgage rates during 2022, is one of the primary drivers behind the overall decrease in demand for new homes since our second quarter of fiscal 2022.
Conversely, deflation could cause an overall decrease in spending and borrowing capacity, which could lead to deterioration in economic conditions and employment levels. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.
The risks associated with our land, lot and rental inventory could adversely affect our business or financial results.
There are substantial risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build, sell or rent homes profitably in some of our communities, we may not be able to fully recover the costs of some of the land and lots we own, and we may forfeit deposits on land that we put under control through option arrangements. We acquire land or make payments to control land for expansion into new markets and for replacement of land inventory and expansion within existing markets. If housing demand in a given market declines below the levels that we expected when we acquired or gained control of land, we may have to sell or rent homes or land for a lower profit margin or record inventory impairment charges on our land and lots. Due to the decline in our business during the 2006–2011 downturn in the housing industry, we recognized significant inventory impairments. We cannot assure you that significant inventory impairments will not occur again in the future.
If land is not available at reasonable prices, our sales and results of operations could decrease.
In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2022, we had approximately 76,000 home sites that we owned or controlled through options. In the future, changes in the availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at acceptable prices. If the supply of land appropriate for the development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.
We cannot guarantee that (i) our strategies, which include expanding our geographic footprint, product lines and price points, and becoming a more capital and operationally efficient home builder, and any related initiatives or actions (including home builder acquisitions), will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) we will perform in any period as well as other home builders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.
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
In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
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
A significant portion of our revenues and income from operations is generated from California.
A significant portion of our revenues and income from operations are concentrated in California. Factors beyond our control could have a material adverse effect on our revenues and/or income from operations generated in California. These factors include, but are not limited to: changes in the regulatory and fiscal environment; prolonged economic downturns; high levels of foreclosures; lack of affordability; a decline in foreign buyer demand; severe weather including drought; the risk of local governments imposing building moratoriums and of state or local governments imposing regulations that increase building costs; natural disasters such as earthquakes and wild fires; environmental incidents; and declining population and/or growth rates and the related reduction in housing demand in this region. If home sale activity or sales prices decline in California, our costs may not decline at all or at the same rate and our inventory and lots owned or controlled in the state may be at risk of impairment. As a result, our consolidated financial results may be adversely affected.
In the construction of a mid-rise, high-rise or multifamily building, whether a for-sale or a for-rent property, we incur significant costs before we can begin construction, sell and deliver the units to our customers, or commence the collection of rent and recover our costs. We may be subject to delays in construction that could lead to higher costs that could adversely affect our operating results. Changing market conditions during the construction period could negatively impact sales prices and rents, which could adversely affect our operating results.
Before a mid-rise, high-rise or multifamily building generates any revenues, we make significant expenditures to acquire land; to obtain permits, development approvals, and entitlements; and to construct the building. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a high-rise building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, our relationship with any joint venture partners that may be involved in a project, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during this period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire the land and construct the building). These costs can be significant and can adversely affect our operating results. In addition, if values of the building or units decline, we may also be required to recognize material write-downs of the book value of the building in accordance with U.S. generally accepted accounting principles.
Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the home buyer’s inability to obtain mortgage financing, the home buyer’s inability to sell their current home, or our inability to complete and deliver the home within the specified time. Home buyers may also choose to cancel their home agreement and forfeit their deposit. At October 31, 2022, we had 8,098 homes with a sales value of $8.87 billion in backlog. If economic conditions decline, if mortgage financing becomes less available, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
The home building industry is highly competitive, and, if other home builders are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment in which we face competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for land, financing, building components, and skilled management and labor resources. We also compete with the resale home market, also referred to as the “previously owned” or “existing” home market. An oversupply of homes available for sale or the heavy discounting of home prices by some of our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions can have any of the following impacts on us: delivery of fewer homes; sale of fewer homes; higher cancellations by our home buyers; an increase in selling incentives and/or reduction of prices; and realization of lower gross margins due to lower sales prices or an inability to increase sales prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, our business could decline disproportionately to that of our competitors.
We rely on subcontractors to develop our land and construct our homes and on building supply companies to supply components for the construction of our homes. The failure of our subcontractors to properly construct our homes and adopt appropriate jobsite safety practices or defects in the components we obtain from building supply companies could have an adverse effect on us.
We engage subcontractors to develop our land and construct our homes, including by purchasing components used in the construction of our homes from building supply companies. Despite our quality control and jobsite safety efforts, we may discover that our subcontractors were engaging in improper development, construction or safety practices or that the components purchased from building supply companies are not performing as specified. The occurrence of such events could require us to repair facilities and homes in accordance with our standards and as required by law, or to respond to claims of improper oversight of construction sites. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers. For example, we have incurred or expect to incur significant costs to repair homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding warranty charges.
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
Our mortgage subsidiary, TBMC, is subject to various state and federal statutes, rules, and regulations, including those that relate to licensing, lending operations, and other areas of mortgage origination and financing. The impact of those statutes, rules, and regulations can increase our home buyers’ cost of financing, increase our cost of doing business, and restrict our home buyers’ access to some types of loans.
Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.
As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
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
Our condominium and rental multi-unit buildings are subject to fluctuations in delivery volume due to their extended construction time, levels of pre-sales and lease-up, and quick delivery of units once buildings are complete.
Our quarterly operating results will fluctuate depending on the timing of completion of construction of our multi-unit condominium buildings, levels of pre-sales, and the relatively short delivery time of the pre-sold units once the building is completed. These sales can result in significant gains or losses that we recognize on our Consolidated Statements of Operations and Comprehensive Income as income from unconsolidated entities. The timing of these gains or losses cannot be predicted with certainty and, as a result, can cause our net income to fluctuate from quarter to quarter.
In addition to our residential for-sale business, we also develop, operate and, in certain situations, sell for-rent apartments, which we accomplish mainly through joint ventures. Often, the joint venture through which we develop and lease-up a rental property sells the property to a third party or to the joint venture partner upon stabilization. These sales can result in significant gains or losses that we recognize on our Consolidated Statements of Operations and Comprehensive Income as income from unconsolidated entities. The timing of these gains or losses cannot be predicted with certainty and, as a result, can cause our net income to fluctuate from quarter to quarter.
Our quarterly operating results may fluctuate due to the seasonal nature of our business.
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of one of our homes typically proceeds after signing the agreement of sale with our customer and typically require 9 to 12 months to complete, although recently construction times have extended beyond 12 months in many communities due to a variety of reasons, including high demand, labor shortages, supply chain disruption and municipal related delays. In addition, weather-related events may occur from time to time, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we own or develop. In addition, state and local jurisdictions have in recent years enacted regulations that require new homes to be more energy efficient than existing homes, or have mandated energy efficient features, such as solar panels, be included in new construction. The environmental regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and home building activity. In addition, noncompliance with these regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments, whether or not we were responsible for such conditions, may result in claims against us for personal injury, property damage or other losses.
From time to time, the United States Environmental Protection Agency and other federal or state agencies review home builders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on home builders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain building components such as lumber.
In recent years, an increasing number of state and Federal laws and regulations have been enacted or proposed that deal with the effect of climate change on the environment. These laws and regulations, which are generally intended to directly or indirectly reduce greenhouse gas emissions, conserve water or limit other potential climate change impacts, may impose restrictions or additional requirements on land development and home construction in certain areas. Such restrictions and requirements could increase our operating and compliance costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have significant business operations. We believe we are in compliance in all material respects with existing climate-related government regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

Additionally, increased governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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
Component shortages and increased costs of labor and supplies are beyond our control and can result in delays and increased costs to develop our communities.
Our ability to develop residential communities may be adversely affected by circumstances beyond our control, including work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; the ability of municipalities to process permits, conduct inspections and take similar actions in a timely manner; and shortages, delays in availability, or fluctuations in prices of building components and materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed.
Over the past several years, strong demand for homes combined with supply chain disruptions, labor shortages and municipal related delays has caused our construction cycle to lengthen and the costs of building materials to increase. Longer construction cycles can lead to increased cancellation rates. In addition, shortages and cost increases in building materials and tightness in the labor market can erode our profit margins and adversely affect our results of operations, especially if such disruptions, shortages and delays persist for extended periods of time.
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
We are in the midst of a multi-year process of implementing a complex new enterprise resource planning system (“ERP”). The ERP implementation requires the integration of the new ERP with multiple new and existing information systems and business processes, and has been designed to accurately maintain our books and records and provide information to our management teams important to the operation of the business. Our ERP implementation will continue to require ongoing investment. If the system as it currently stands or after necessary investments does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be negatively impacted. Additionally, conversion from our old system to the ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our ERP mandated new procedures and many new controls over financial reporting. These procedures and controls are not yet mature in their operation and not fully tested by our internal auditors. If we are unable to adequately implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.
Risks Related to Indebtedness and Financing
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing, whether from bank borrowings or from financing in the public debt markets. Substantial portions of our revolving credit facility, which provides for approximately $1.90 billion in committed borrowing capacity, and our $650.0 million term loan mature in November 2026, with smaller portions maturing in November 2025. In addition, $400.0 million of our senior notes become due and payable in April 2023 and $1.60 billion of our senior notes become due and payable at various times from November 2025 through November 2029. We cannot be certain that we will be able to replace existing financing or find additional sources of financing in the future on favorable terms or at all.
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
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. Mortgage rates increased significantly during fiscal 2022, which has impacted the demand for our homes during the second half of fiscal 2022, and market conditions and/or government actions could cause mortgage rates to increase even further in the future. Any uncertainty in the mortgage markets and its impact on the overall mortgage market, including the tightening of credit standards, future increases in the effective cost of home mortgage financing (including as a result of changes to federal tax law), and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
Risks Related to Other Events and Factors
Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In 2020, the World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time. These restrictions had an adverse impact on our business in the spring of 2020. However, following the initial onset of the pandemic, economic activity resumed and demand for our homes improved significantly in the remainder of fiscal 2020 and remained strong through the first half of fiscal 2022. The effects of the pandemic on economic activity, combined with the strong demand for new homes, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages. These conditions caused our construction cycles to lengthen.
There is continuing uncertainty regarding how long the impacts of COVID-19 will affect the U.S. economy and our supply chain and operations. The extent to which COVID-19 continues to impact our operational and financial performance will depend on future developments, including whether there is a resurgence in the pandemic and whether variant strains emerge, and the extent of any containment or mitigation measures on our customers, trade partners and employees, all of which are highly uncertain, unpredictable and outside our control. If COVID-19 or any of its variants continues to have a significant negative impact on the economy, or if a new pandemic emerges, our results of operations and financial condition could be adversely impacted.
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
Increased domestic or international instability could adversely impact the economy and significantly reduce demand for homes and the number of new contracts we sign, increase the number of cancellations of existing contracts, and/or increase our operating expenses, which could adversely affect our business.
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
In recent years, we have been subject to cyber incidents including an attack that temporarily disrupted access to certain of our systems and an incident involving identity theft through the unauthorized access of one of our third-party service provider’s information systems. Neither of these incidents individually or in the aggregate resulted in any material liability to us, any material damage to our reputation, or any material disruption to our operations. However, as a result of a widespread increase in the frequency and number of cyber-attacks, we expect that we will continue to be the target of additional and increasingly sophisticated cyber-attacks and data security breaches, and the safeguards we have designed to help prevent these incidents from occurring may not be successful. Any further increase in the frequency or scope of cyber-attacks may exacerbate these data security risks. If we experience additional cyber-attacks or data security breaches in the future, we could suffer material liabilities, our reputation could be materially damaged, and our operations could be materially disrupted.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. At December 14, 2022, there were approximately 110,727,000 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2022, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (b)	Maximum number of shares that may yet be purchased under the plan or program (b)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2022 to August 31, 2022	—	$—	—	18,319
September 1, 2022 to September 30, 2022	3,695	$42.48	3,695	14,624
October 1, 2022 to October 31, 2022	47	$40.43	47	14,577
Total	3,742		3,742

(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2022, we withheld 1,528 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $68,500 of income tax withholdings and we issued the remaining 4,298 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2022, the net exercise method was not employed to exercise options.
(b)    On May 17, 2022, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective May 17, 2022, the prior authorization that had been in effect since March 10, 2020. Our Board of Directors did not fix any expiration date for the current share repurchase program.
    Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $4.47 billion as of October 31, 2022.
Dividends
During fiscal 2022, we paid aggregate cash dividends of $0.77 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2022, under the provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $3.72 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2017, and that dividends were reinvested) from October 31, 2017 to October 31, 2022, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

$300
$200
$100
$0
2017
2018
2019
2020
2021
2022
Toll Brothers, Inc.
S&P 500®
S&P Homebuilding

October 31:	2017	2018	2019	2020	2021	2022
Toll Brothers, Inc.	$100.00	$73.89	$88.34	$95.15	$136.97	$99.58
S&P 500®	$100.00	$107.35	$122.72	$134.64	$192.42	$164.31
S&P Homebuilding Index	$100.00	$80.36	$117.66	$138.10	$183.16	$155.88

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached, master-planned, resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, and second-home buyers in the United States, as well as urban and suburban renters. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners through Toll Brothers City Living® (“City Living”). At October 31, 2022, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2022, we delivered 45,369 homes from 904 communities, including 10,515 homes from 492 communities in fiscal 2022. At October 31, 2022, we had 981 communities in various stages of planning, development or operations containing approximately 76,000 home sites that we owned or controlled through options.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology, and landscaping subsidiaries. In addition, in certain regions we operate our own lumber distribution, house component assembly and component manufacturing operations.
We are developing several land parcels for master-planned communities in which we intend to build homes on a portion of the lots and sell the remaining lots to other builders. One of these master-planned communities is being developed 100% by us, and the remaining communities are being developed through joint ventures with other builders or financial partners.
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
Financial Highlights
In fiscal 2022, we recognized $10.28 billion of revenues, consisting of $9.71 billion of home sales revenues and $564.4 million of land sales and other revenues, and net income of $1.29 billion, as compared to $8.79 billion of revenues, consisting of $8.43 billion of home sales revenues and $358.6 million of land sales and other revenues, and net income of $833.6 million in fiscal 2021.
In fiscal 2022 and 2021, the value of net contracts signed was $9.07 billion (8,255 homes) and $11.54 billion (12,472 homes), respectively. The value of our backlog at October 31, 2022 was $8.87 billion (8,098 homes), as compared to our backlog at October 31, 2021 of $9.50 billion (10,302 homes).
At October 31, 2022, we had $1.35 billion of cash and cash equivalents and approximately $1.79 billion available for borrowing under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”), substantially all of which matures in November 2026. At October 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $117.7 million.
At October 31, 2022, our total equity and our debt to total capitalization ratio were $6.02 billion and 0.36 to 1.00, respectively.

Acquisitions
As part of our strategy to expand our geographic footprint and product offerings, in fiscal 2022, we acquired substantially all of the assets and operations of a privately-held home builder with operations in San Antonio, Texas for approximately $48.1 million in cash. The assets acquired, which consisted of 16 communities, were primarily inventory, including approximately 450 home sites owned or controlled through land purchase agreements.
In fiscal 2021, we acquired substantially all of the assets and operations of a privately-held home builder serving the Las Vegas, Nevada market, for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements.
These acquisitions were accounted for as asset acquisitions and were not material to our results of operations or financial condition.
Our Business Environment and Current Outlook
We entered fiscal year 2022 with a strong backlog of 10,302 homes valued at $9.5 billion. During the year, we delivered 10,515 homes at an average delivered price of $923,600, increasing home sales revenues by 15.2% to $9.7 billion compared to $8.4 billion in fiscal year 2021. In the fourth quarter, we delivered 3,765 homes at an average price of $951,100 as compared to 3,341 homes and $883,100 in the fourth quarter of fiscal 2021. These results reflect the robust housing market and strong demand for our homes that we experienced beginning in the second quarter of fiscal 2020 through the end of the second quarter of fiscal 2022. Since then, overall demand for new homes has significantly weakened, which we primarily attribute to the steep increases in mortgage rates during 2022. Corresponding with the weakened housing market, we experienced a significant decline in demand for our homes in the second half of fiscal year 2022. In the third and fourth fiscal quarters of 2022, we signed 2,452 net contracts with an aggregate value of $2.98 billion as compared to 6,111 net contracts with an aggregate value of $5.98 billion in the third and fourth fiscal quarters of 2021, representing a year-over-year decline of 60% in units and 56% in dollars. In light of continued uncertainty regarding the direction of mortgage rates and overall macro-economic conditions, it is unclear whether demand for new homes will improve in the near term. However, over the long term, we believe that the housing market will continue to benefit from strong fundamentals, including demographic and migration trends and an overall shortage of homes in the United States.
Our backlog at October 31, 2022 was 8,098 homes and $8.87 billion, down 21% in units and 7% in dollars, as compared to our backlog at October 31, 2021. We continue to experience extended build times (the time it takes from contract signing to delivery of the completed home) due to the impacts of supply chain, labor and other disruptions that characterized the home construction industry during fiscal 2022. However, with weakness in the housing market and fewer home starts in the overall market, we expect these disruptions to recede. In addition, we continue to work with our suppliers and trade partners to resolve issues that arise.
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
During fiscal 2022 and 2021, we acquired control of approximately 5,700 and 27,700 home sites, respectively, net of options terminated and home sites sold. During fiscal year 2022, we forfeited control of over 9,000 lots subject to land purchase agreements primarily because the planned community no longer met our development criteria. At October 31, 2022, we controlled approximately 76,000 home sites, as compared to approximately 80,900 home sites at October 31, 2021, and approximately 63,200 home sites at October 31, 2020. In addition, at October 31, 2022, we expect to purchase approximately

6,700 additional home sites from several Land Development Joint Ventures in which we have an interest, at prices not yet determined.
Of the approximately 76,000 total home sites that we owned or controlled through options at October 31, 2022, we owned approximately 37,700 and controlled approximately 38,300 through options. Of the 76,000 home sites, approximately 17,400 were substantially improved.
In addition, at October 31, 2022, our Land Development Joint Ventures owned approximately 24,300 home sites (including 409 home sites included in the 38,300 controlled through options).
At October 31, 2022, we were selling from 348 communities, compared to 340 communities at October 31, 2021, and 317 communities at October 31, 2020.
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
Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and operate for-rent apartments generally through joint ventures. At October 31, 2022, we or joint ventures in which we have an interest, controlled 73 land parcels that are planned as for-rent apartment projects containing approximately 25,000 units. These projects, which are located in multiple metropolitan areas throughout the country, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2021, we announced a strategic partnership with Equity Residential to selectively acquire and develop sites for new rental apartment communities in metro Boston, MA; Atlanta, GA; Austin, TX; Denver, CO; Orange County/San Diego, CA; Seattle, WA; and Dallas-Fort Worth, TX. The strategic partnership has an initial term of three years. For selected projects, Equity Residential is expected to invest 75% of the equity and we are expected to invest the remaining 25% of the equity. It is expected that each project will also be financed with approximately 60% leverage. Equity Residential will have the option to acquire each property upon stabilization. The parties have targeted an initial minimum co-investment of $733.0 million in combined equity, or $1.83 billion in aggregate value, assuming 60% leverage. Through the fourth quarter of fiscal 2022, we entered into four joint ventures with Equity Residential under this arrangement. We also continue to evaluate potential strategic partnerships for our apartment projects in metro markets that are not designated to be developed exclusively with Equity Residential.
In fiscal 2022, one of our Rental Property Joint Ventures sold its assets to an unrelated party, resulting in a gain of $29.9 million recognized by the joint venture. From our investment in this joint venture, we received cash and recognized a gain of $21.0 million in fiscal 2022. In fiscal 2021, five of our Rental Property Joint Ventures sold their assets to unrelated parties, resulting in an aggregate gain of $177.6 million recognized by the joint ventures. From our investments in these joint ventures, we received cash and recognized an aggregate gain of $74.8 million in fiscal 2021. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statement of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2022, we had approximately 4,000 units in for-rent apartment projects that were occupied or ready for occupancy, 2,150 units in the lease-up stage, 7,900 units in the design phase or under development, and 10,950 units in the planning stage. Of the 25,000 units at October 31, 2022, 13,900 were owned by joint ventures in which we have an interest; approximately 2,900 were owned by us; and 8,200 were under contract to be purchased by us.
Contracts and Backlog
The aggregate value of net sales contracts signed decreased 21% in fiscal 2022, as compared to fiscal 2021. The value of net sales contracts signed was $9.07 billion (8,255 homes) in fiscal 2022 and $11.54 billion (12,472 homes) in fiscal 2021. The decrease in the aggregate value of net contracts signed in fiscal 2022, as compared to fiscal 2021, was due to a 34% decrease in the number of net contracts signed, offset by a 19% increase in the average value of each contract signed. The decrease in the number of net contracts signed in fiscal 2022, as compared to fiscal 2021, reflects an overall moderation in demand from the extremely strong prior year primarily due to the steep increases in mortgage rates during 2022. The increase in average value attributed to each signed contracts signed in fiscal 2022 was principally due to price increases in many of our markets, as well as a shift in the number of contracts signed to more expensive areas and/or products. The average value attributed to each contract signed includes the value of each binding agreement of sale that was signed in the period, as well as the value of all options selected during the period, regardless of when the initial agreement of sale related to such options was signed.
The value of our backlog at October 31, 2022, 2021, and 2020 was $8.87 billion (8,098 homes), $9.50 billion (10,302 homes), and $6.37 billion (7,791 homes), respectively. Approximately 90% of the homes in backlog at October 31, 2022 are expected to be delivered by October 31, 2023. The 7% decrease in the value of homes in backlog at October 31, 2022, as compared to October 31, 2021, was due to the delivery of more homes out of backlog than were added during fiscal 2022, offset, in part, by an increase in the average value of each contract signed.
For more information regarding revenues, net contracts signed, and backlog by geographic segment, see “Segments” in this MD&A.
CRITICAL ACCOUNTING ESTIMATES
U.S. generally accepted accounting principles (“GAAP”) require us to make estimates and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes. Our estimates are based on (i) currently known facts and circumstances, (ii) prior experience, (iii) assessments of probability, (iv) forecasted financial information, and (v) assumptions that management believes to be reasonable but that are inherently uncertain and unpredictable. We use our best judgment when measuring these estimates, and if warranted, obtain advice from external sources. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability.
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
Operating Communities: When the profitability of an operating community deteriorates, the sales pace declines significantly, or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the community’s carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. During the year ended October 31, 2022, we did not record any inventory impairment charges on our operating communities and therefore no discount rate was used. In estimating the future undiscounted cash flow of a community, we use various estimates such as (i) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of home sites available and pricing and incentives being offered in other communities owned by us or by other builders; (ii) the expected sales prices and sales incentives to be offered in a community; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction, interest, and overhead costs; (iv) alternative product offerings that may be offered in a community that will have an impact on sales pace, sales price, building cost, or the number of homes that can be built in a particular community; and (v) alternative uses for the property, such as the possibility of a sale of the entire community to another builder or the sale of individual home sites. Any impairment is charged to cost of home sales revenues in the period in which the impairment is determined.
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
We recognized inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2022, 2021, and 2020, as shown in the table below (amounts in thousands):

	2022	2021	2020
Land controlled for future communities	$13,051	$5,620	$23,539
Land owned for future communities	19,690	19,805	31,669
Operating communities	—	1,110	675
	$32,741	$26,535	$55,883
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
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience related to product type, geographic location and other community specific factors. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past decade, we have had a significant number of warranty claims related primarily to homes built in Pennsylvania and Delaware. See Note 7, “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding these warranty charges. We have not made any material changes in our methodology or significant assumptions used to establish our warranty reserves during the past three fiscal years.
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
We believe our assumptions on discount rates require significant judgment because the selection of the discount rate may significantly impact the estimated fair value of our investments in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investments in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investments in unconsolidated entities. During the year ended October 31, 2022, we utilized discount rates ranging from 12% to 15% in our valuations. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2022 and 2021 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2022	2021	% Change
Revenues:
Home sales	$9,711.2	$8,431.7	15%
Land sales and other	564.4	358.6
	10,275.6	8,790.4	17%
Cost of revenues:
Home sales	7,237.4	6,538.5	11%
Land sales and other	551.8	309.0
	7,789.2	6,847.5	14%
Selling, general and administrative	977.8	922.0	6%
Income from operations	1,508.6	1,020.9	48%
Other:
Income from unconsolidated entities	23.7	74.0	(68)%
Other income - net	171.4	40.6	322%
Expenses related to early retirement of debt	—	(35.2)	NM
Income before income taxes	1,703.7	1,100.3	55%
Income tax provision	417.2	266.7	56%
Net income	$1,286.5	$833.6	54%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.5%	77.5%
Land sales and other cost of revenues as a percentage of land sales and other revenues	97.8%	86.2%
SG&A as a percentage of home sales revenues	10.1%	10.9%
Effective tax rate	24.5%	24.2%

Deliveries – units	10,515	9,986	5%
Deliveries – average sales price (in ‘000s)	$923.6	$844.4	9%

Net contracts signed – value	$9,067.4	$11,539.9	(21)%
Net contracts signed – units	8,255	12,472	(34)%
Net contracts signed – average sales price (in ‘000s)	$1,098.4	$925.3	19%

	At October 31,
	2022	2021	% Change
Backlog – value	$8,874.1	$9,499.1	(7)%
Backlog – units	8,098	10,302	(21)%
Backlog – average sales price (in ‘000s)	$1,095.8	$922.1	19%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreements of sale related to such options were signed.
NM - Not Meaningful
A discussion and analysis regarding Results of Operations and Analysis of Financial Condition for the year ended October 31, 2021, as compared to the year ended October 31, 2020, is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on December 17, 2021.

FISCAL 2022 COMPARED TO FISCAL 2021
Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sales revenues in fiscal 2022, as compared to fiscal 2021, was attributable to a 5% increase in the number of homes delivered and a 9% increase in the average price of the homes delivered. The increase in the number of homes delivered in fiscal 2022, as compared to fiscal 2021, is principally due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in fiscal 2022, primarily due to supply chain disruptions, labor shortages, and municipality-related delays. The increase in the average delivered home price was mainly due to our ability to raise prices in the first half of our fiscal year when the housing market was strong, as well as an increase in homes delivered in more expensive product types/geographic regions.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2022 was 74.5%, as compared to 77.5% in fiscal 2021. The decrease in fiscal 2022 was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower interest expense as a percentage of home sales revenues. Interest cost in fiscal 2022 was $164.8 million or 1.7% of home sales revenues, as compared to $187.2 million or 2.2% of home sales revenues in fiscal 2021. We recognized inventory impairments and write-offs of $32.7 million or 0.3% of home sales revenues and $26.5 million or 0.3% of home sales revenues in fiscal 2022 and fiscal 2021, respectively.
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
In fiscal 2022, we sold nine land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $322.3 million. Minimal gains were recognized on these land sales to joint ventures. In addition, during fiscal 2022, we recorded an impairment charge of $5.2 million related to office space associated with certain Hoboken, New Jersey condominium projects in connection with a planned sale. During fiscal 2021, we sold a parking garage and retail space associated with certain Hoboken, New Jersey condominium projects for $82.4 million and we recognized gains of $38.3 million. In addition, in fiscal 2021, we sold ten land parcels to newly formed Rental Property Joint Ventures in which we have an interest for $227.8 million. No gains were recognized on these land sales to joint ventures.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $55.7 million in fiscal 2022, as compared to fiscal 2021. As a percentage of home sales revenues, SG&A was 10.1% and 10.9% in fiscal 2022 and 2021, respectively. The dollar increase in SG&A was primarily due to higher headcount and additional investments in information technology in addition to normal compensation increases, offset by reduced commissions due to lower broker co-op rates. In addition, fiscal 2022 includes a $10.0 million charge for a charitable contribution made to the Toll Brothers Foundation. The decrease in SG&A as a percentage of revenues was due to a 15% increase in revenues and reduced commission rates in fiscal 2022, as compared to fiscal 2021.
Income from Unconsolidated Entities
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment projects and for-rent single-family home projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments and for-rent single-family home projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, resulting in an income-producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
For our Rental Property Joint Ventures specifically, these entities typically generate operating losses until the related property reaches stabilization. For the fiscal years 2022 and 2021, our earnings related to the Rental Property Joint Ventures include approximately $17.5 million and $18.1 million of our share of net operating losses incurred by these joint ventures, respectively, of which approximately $21.7 million and $17.8 million was our share of the depreciation expense recognized by these joint ventures, respectively.

The decrease in income from unconsolidated entities from $74.0 million in fiscal 2021 to $23.7 million in fiscal 2022, was due mainly to a $74.8 million of gains related to property sales by five of our Rental Property Joint Ventures and a $6.0 million gain related to an asset sale of commercial property by one of our Land Development Joint Ventures in the fiscal 2021 period. In the fiscal 2022 period we recognized a $21.0 million gain related to a property sale by one of our Rental Property Joint Ventures, higher income by a joint venture that owns a hotel and increased earnings from our Land Development Joint Ventures due to lot sales. In addition, during the fiscal 2022 period, we recognized other-than-temporary impairment charges on our investments in certain Home Building and Rental Property Joint Ventures of $8.0 million compared to $2.1 million in the fiscal 2021 period.
Other Income - Net
The table below provides the components of “Other Income – net” for the years ended October 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Income from ancillary businesses	$24,668	$36,711
Management fee income from Land Development and Home Building Joint Ventures – net	7,968	1,646
Gain on litigation settlement – net	141,234	—
Other	(2,493)	2,257
Total other income – net	$171,377	$40,614
The decrease in income from ancillary businesses in fiscal 2022, as compared to fiscal 2021, was principally due to lower earnings from our mortgage operations due to lower volume and increased competition, as well as higher operating losses incurred in our apartment living operations. This decrease was partially offset by a gain of $9.0 million related to the bulk sale of security monitoring accounts by our smart home technologies business in fiscal 2022.
In addition, in fiscal 2022 and 2021, our apartment living operations earned fees from unconsolidated entities of $23.2 million and $20.2 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
Management fee income from Home Building and Land Development Joint Ventures - net includes fees earned by our City Living and home building operations. The increase in fiscal 2022, as compared to fiscal 2021, was primarily related to an increase in Joint Ventures to which we provide services.
In fiscal 2022, we entered into a $192.5 million settlement agreement with Southern California Gas Company to resolve our claims associated with a natural gas leak that occurred from October 2015 through February 2016 at the Aliso Canyon underground storage facility located near certain of our communities in southern California. As a result, net of legal fees and expenses, we recorded a pre-tax gain of $148.4 million, of which $141.2 million was recorded in Other Income - net in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022. The remainder was recorded as an offset to previously incurred expenses. No similar gains were incurred in fiscal 2021.
Expenses Related to Early Retirement of Debt
In fiscal 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Consolidated Statement of Operations and Comprehensive Income. No similar charges were incurred in fiscal 2022.
Income Before Income Taxes
In fiscal 2022, we reported income before income taxes of $1.70 billion or 16.6% of revenues, as compared to $1.10 billion, or 12.5% of revenues in fiscal 2021.
Income Tax Provision
We recognized a $417.2 million income tax provision in fiscal 2022. Based upon the federal statutory rate of 21.0% for fiscal 2022, our federal tax provision would have been $357.8 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $75.5 million and $4.4 million of other permanent differences, offset, in part, by a $22.2 million benefit of federal energy efficient home credits; a benefit of $3.0 million from excess tax benefits related to stock-based compensation; and the reversal of $1.7 million of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations.

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
At October 31, 2022, we had $1.35 billion of cash and cash equivalents on hand and approximately $1.79 billion available for borrowing under our Revolving Credit Facility.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions in the form of land acquisition, deposits to control land and land development, operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, debt repayment (including the $400.0 million principal payment on our 4.375% Senior Notes due April 15, 2023), common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our revolving credit facility and our mortgage company loan facility, and borrowings from banks and other lenders. In addition, we received net cash proceeds of approximately $148 million in the fourth quarter of fiscal 2022 related to a litigation settlement.
We believe we will have sufficient liquidity available to fund our business needs, commitments and contractual obligations in a timely manner for the next twelve months. We may, however, seek additional financing to fund future growth, refinance our existing indebtedness, or for other purposes. There can be no assurance that such financing will be available on favorable terms, or at all.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, we expect that our principal demand for funds will be for payment of the principal on our long-term debt as it becomes due or matures, land purchases and inventory additions, long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
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
Material Cash Requirements
We are a party to many contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of October 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our Mortgage Company Loan Facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of October 31, 2022, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At October 31, 2022, we had investments in these entities of $852.3 million, and were committed to invest or advance up to an additional $304.3 million to these entities if they require additional funding. We expect to purchase approximately 6,700 home sites over a number of years from several of these joint ventures. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that as of October 31, 2022, in the event we had become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral would have been sufficient to repay all or a significant portion of the obligation. If it were not, we and our partners would have needed to contribute additional capital to the entity. At October 31, 2022, we had guaranteed the debt of certain unconsolidated entities with loan commitments aggregating $2.86 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $597.8 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2022, the unconsolidated entities had borrowed an aggregate of $1.11 billion, of which we estimate $390.5 million to be our maximum exposure related to repayment and carry cost guarantees. These maximum exposure estimates do not take into account any estimates related to the environmental or “bad boy acts” indemnifications provided to the lenders or recoveries from the underlying collateral or any reimbursement from our partners.
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
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of October 31, 2022, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information.
Operating Activities
Cash provided by operating activities during fiscal 2022 was $986.8 million. Cash provided by operating activities was generated primarily from $1.29 billion of net income plus $21.1 million of stock-based compensation, $76.8 million of depreciation and amortization, $32.7 million of inventory impairments and write-offs, less $23.7 million of income from unconsolidated entities; an increase of $152.5 million in accounts payable and accrued expenses; an increase of $160.5 million in current income taxes, net; and an increase of $50.7 million in sale of mortgage loans, net of originations. This activity was offset, in part, by an increase of $618.8 million in inventory; a net deferred tax benefit of $96.7 million; and a decrease of $95.0 million in receivables, prepaid assets, and other assets.

Cash provided by operating activities during fiscal 2021 was $1.30 billion. Cash provided by operating activities was generated primarily from $833.6 million of net income plus $23.2 million of stock-based compensation, $76.3 million of depreciation and amortization, $26.5 million of inventory impairments and write-offs, a net deferred tax benefit of $11.8 million, less $74.0 million of income from unconsolidated entities; an increase of $214.8 million in accounts payable and accrued expenses; an increase of $165.6 million in net customer deposits; and a decrease of $135.8 million in receivables, prepaid assets, and other assets. This activity was offset, in part, by an increase of $196.2 million in inventory; an increase of $18.6 million in mortgage loans held for sale; and a $38.7 million gain from the sale of assets.
Investing Activities
Cash used in investing activities during fiscal 2022 was $153.2 million, primarily related to $226.7 million used to fund our investments in unconsolidated entities and $71.7 million for the purchase of property and equipment. This activity was offset, in part, by $116.8 million of cash received as returns from our investments in unconsolidated entities and $28.3 million of cash proceeds from the sale of assets.
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
Financing Activities
We used $1.12 billion of cash from financing activities in fiscal 2022, primarily for the redemption of $409.9 million of senior notes; the repurchase of $542.7 million of our common stock; payments of $51.6 million of loans payable, net of new borrowings; the payment of dividends on our common stock of $88.9 million and payments related to noncontrolling interest - net of $25.8 million.
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

In general, housing demand is adversely affected by increases in interest rates and housing costs. For example, since the end of the second quarter of fiscal 2022, overall demand for new homes has significantly weakened, which we primarily attribute to the high inflationary period and steep mortgage rate increases during 2022. Additionally, interest rates, the length of time that land remains in inventory, and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our home sales revenues, gross margins, and net income could be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes.
SUPPLEMENTAL GUARANTOR INFORMATION
At October 31, 2022, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.00 billion aggregate principal amount of senior notes maturing on various dates between April 15, 2023 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions)

October 31, 2022
Assets
Cash	$1,192.2
Inventory	$8,564.3
Amount due from Non-Guarantor Subsidiaries	$682.9
Total assets	$11,156.5

Liabilities & Stockholders' Equity
Loans payable	$1,135.6
Senior notes	$1,995.3
Total liabilities	$5,591.0
Stockholders' equity	$5,565.5
Summarized Statement of Operations Data (amounts in millions)

For the year ended October 31, 2022
Revenues	$9,812.2
Cost of revenues	$7,385.5
Selling, general and administrative	$970.9
Income before income taxes	$1,588.3
Net income	$1,199.4

SEGMENTS
We operate in five geographic segments, with current operations generally located in the states listed below:
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
Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital. At October 31, 2022, we concluded that our City Living operations were no longer a reportable operating segment, primarily due to its insignificance as a result of the change in structure and shift in strategy for its operations. Therefore, we have five operating segments as reflected above. Amounts reported in prior periods have been restated to conform to the fiscal 2022 presentation. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows for the periods presented.
The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2022, 2021 and 2020. Information related to backlog and assets by segment at October 31, 2022, 2021, and 2020, has also been provided.
Units Delivered and Revenues:

	Fiscal 2022 Compared to Fiscal 2021
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
		(restated)			(restated)			(restated)
North	$1,853.7	$2,011.9	(8)%	2,163	2,503	(14)%	$857.0	$803.8	7%
Mid-Atlantic	1,149.0	1,076.9	7%	1,222	1,402	(13)%	$940.3	$768.1	22%
South	1,519.6	1,183.3	28%	2,033	1,783	14%	$747.5	$663.7	13%
Mountain	2,747.8	2,003.0	37%	3,366	2,732	23%	$816.3	$733.2	11%
Pacific	2,442.0	2,156.1	13%	1,731	1,566	11%	$1,410.7	$1,376.8	2%
Total home building	9,712.1	8,431.2	15%	10,515	9,986	5%	$923.6	$844.4	9%
Other	(0.9)	0.5
Total home sales revenue	9,711.2	$8,431.7	15%	10,515	9,986	5%	$923.6	$844.4	9%
Land sales and other revenue	564.4	358.6
Total revenue	$10,275.6	$8,790.3

Units Delivered and Revenues (continued):

	Fiscal 2021 Compared to Fiscal 2020
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
North	$2,011.9	$1,480.2	36%	2,503	2,103	19%	$803.8	$703.9	14%
Mid-Atlantic	1,076.9	851.1	27%	1,402	1,274	10%	$768.1	$668.1	15%
South	1,183.3	1,041.2	14%	1,783	1,566	14%	$663.7	$664.9	—%
Mountain	2,003.0	1,535.8	30%	2,732	2,219	23%	$733.2	$692.1	6%
Pacific	2,156.1	2,029.9	6%	1,566	1,334	17%	$1,376.8	$1,521.7	(10)%
Total home building	8,431.2	6,938.2	22%	9,986	8,496	18%	$844.4	$816.5	3%
Other	0.5	(0.8)
Total home sales revenue	8,431.7	$6,937.4	22%	9,986	8,496	18%	$844.4	$816.5	3%
Land sales and other revenue	358.6	140.3
Total revenue	$8,790.3	$7,077.7

Net Contracts Signed:

	Fiscal 2022 Compared to Fiscal 2021
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
		(restated)			(restated)			(restated)
North	$1,534.7	$1,996.4	(23)%	1,596	2,245	(29)%	$961.6	$889.3	8%
Mid-Atlantic	1,105.4	1,310.7	(16)%	1,012	1,465	(31)%	$1,092.3	$894.7	22%
South	1,838.3	2,109.6	(13)%	1,981	2,765	(28)%	$928.0	$763.0	22%
Mountain	2,319.7	3,341.5	(31)%	2,292	4,031	(43)%	$1,012.1	$828.9	22%
Pacific	2,269.3	2,781.7	(18)%	1,374	1,966	(30)%	$1,651.6	$1,414.9	17%
Total consolidated	$9,067.4	$11,539.9	(21)%	8,255	12,472	(34)%	$1,098.4	$925.3	19%

	Fiscal 2021 Compared to Fiscal 2020
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
North	$1,996.4	$1,659.4	20%	2,245	2,245	—%	$889.3	$739.2	20%
Mid-Atlantic	1,310.7	1,077.8	22%	1,465	1,475	(1)%	$894.7	$730.7	22%
South	2,109.6	1,320.1	60%	2,765	2,006	38%	$763.0	$658.1	16%
Mountain	3,341.5	2,008.2	66%	4,031	2,802	44%	$828.9	$716.7	16%
Pacific	2,781.7	1,929.6	44%	1,966	1,404	40%	$1,414.9	$1,374.4	3%
Total consolidated	$11,539.9	$7,995.1	44%	12,472	9,932	26%	$925.3	$805.0	15%

Backlog at October 31:

	October 31, 2022 Compared to October 31, 2021
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
		(restated)			(restated)			(restated)
North	$1,119.5	$1,494.2	(25)%	1,122	1,737	(35)%	$997.8	$860.2	16%
Mid-Atlantic	960.5	1,004.5	(4)%	842	1,053	(20)%	$1,140.7	$954.0	20%
South	2,352.5	1,965.2	20%	2,523	2,470	2%	$932.4	$795.6	17%
Mountain	2,597.3	3,021.9	(14)%	2,524	3,598	(30)%	$1,029.0	$839.9	23%
Pacific	1,844.3	2,013.3	(8)%	1,087	1,444	(25)%	$1,696.7	$1,394.3	22%
Total consolidated	$8,874.1	$9,499.1	(7)%	8,098	10,302	(21)%	$1,095.8	$922.1	19%

	October 31, 2021 Compared to October 31, 2020
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
North	$1,494.2	$1,508.0	(1)%	1,737	1,995	(13)%	$860.2	$755.9	14%
Mid-Atlantic	1,004.5	770.4	30%	1,053	990	6%	$954.0	$778.2	23%
South	1,965.2	1,038.4	89%	2,470	1,488	66%	$795.6	$697.9	14%
Mountain	3,021.9	1,670.7	81%	3,598	2,274	58%	$839.9	$734.7	14%
Pacific	2,013.3	1,387.1	45%	1,444	1,044	38%	$1,394.3	$1,328.6	5%
Total consolidated	$9,499.1	$6,374.6	49%	10,302	7,791	32%	$922.1	$818.2	13%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2022	2021	% Change 2022 vs 2021	2020	% Change 2021 vs 2020
		(restated)		(restated)	(restated)
North	$280.8	$313.7	(10)%	$87.5	259%
Mid-Atlantic	189.5	128.5	47%	52.0	147%
South	249.7	153.8	62%	108.4	42%
Mountain	509.5	276.3	84%	167.6	65%
Pacific	572.8	382.9	50%	351.5	9%
Total home building	1,802.3	1,255.2	44%	767.0	64%
Corporate and other	(98.6)	(154.9)	36%	(180.1)	14%
Total consolidated	$1,703.7	$1,100.3	55%	$586.9	87%
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

Total Assets ($ amounts in millions):

	At October 31,
	2022	2021
		(restated)
North	$1,465.0	$1,624.4
Mid-Atlantic	1,049.0	995.9
South	2,137.6	1,421.6
Mountain	2,785.6	2,397.5
Pacific	2,174.1	2,221.8
Total home building	9,611.3	8,661.2
Corporate and other	2,677.4	2,876.7
Total consolidated	$12,288.7	$11,537.9
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, properties held for rental apartments, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
FISCAL 2022 COMPARED TO FISCAL 2021 (Restated)
North

	Year ended October 31,
	2022	2021	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,853.7	$2,011.9	(8)%
Units delivered	2,163	2,503	(14)%
Average delivered price ($ in thousands)	$857.0	$803.8	7%

Net Contracts Signed:
Net contract value ($ in millions)	$1,534.7	$1,996.4	(23)%
Net contracted units	1,596	2,245	(29)%
Average contracted price ($ in thousands)	$961.6	$889.3	8%

Home sales cost of revenues as a percentage of home sales revenues	77.6%	78.8%

Income before income taxes ($ in millions)	$280.8	$313.7	(10)%

Number of selling communities at October 31,	53	66	(20)%
The decrease in the number of homes delivered in fiscal 2022 was mainly due to a decrease in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. The increase in the average price of homes delivered in fiscal 2022 was principally due to sales price increases.
The decrease in the number of net contracts signed in fiscal 2022, as compared to fiscal 2021, was principally due to a decrease in the average number of selling communities, as well as a weakening in demand in the second half of fiscal 2022. The increase in the average value of each contract signed in fiscal 2022, as compared to fiscal 2021, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.
The decrease in income before income taxes in fiscal 2022 was principally attributable to lower earnings from decreased revenues, offset by lower home sales cost of revenues, as a percentage of home sales revenues. The decrease in home sales cost of revenues, as a percentage of home sales revenues in fiscal 2022 was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases. Furthermore, fiscal 2021 benefited from gains of $38.3 million recognized from the sales of a parking garage and retail space associated with one of our Hoboken, New Jersey condominium projects, offset by $2.1 million of other-than-temporary impairment charges that we recognized on two of our Home Building Joint Ventures.
Inventory impairment charges were $11.9 million in fiscal 2022, as compared to $12.2 million in fiscal 2021. During the fourth quarter of fiscal 2022, we decided to sell a land parcel in Philadelphia, Pennsylvania that formerly was included in our City

Living segment. In connection with this planned sale, we recognized an impairment charge of $10.3 million. During the fourth quarter of fiscal 2021, we decided to sell the remaining lots in two communities, one in Connecticut and one in Illinois, in bulk sales. As a result, we recognized an impairment charge of $8.7 million in the fourth quarter of fiscal 2021.
Mid-Atlantic

	Year ended October 31,
	2022	2021	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,149.0	$1,076.9	7%
Units delivered	1,222	1,402	(13)%
Average delivered price ($ in thousands)	$940.3	$768.1	22%

Net Contracts Signed:
Net contract value ($ in millions)	$1,105.4	$1,310.7	(16)%
Net contracted units	1,012	1,465	(31)%
Average contracted price ($ in thousands)	$1,092.3	$894.7	22%

Home sales cost of revenues as a percentage of home sales revenues	76.1%	80.0%

Income before income taxes ($ in millions)	$189.5	$128.5	47%

Number of selling communities at October 31,	40	38	5%
The decrease in the number of homes delivered in fiscal 2022, as compared to fiscal 2021, was mainly due to lower backlog conversion in fiscal 2022, partially offset by an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020. The increase in the average delivered price in fiscal 2022 was primarily due a shift in the number of homes delivered to more expensive areas and/or products, as well as sales price increases.
The decrease in the number of net contracts signed in fiscal 2022, as compared to fiscal 2021, was principally due to a weakening in demand in the second half of fiscal 2022. The increase in the average value of each contract signed in fiscal 2022 was primarily due to shifts in the number of contracts signed to more expensive areas and/or products, as well as sales price increases in fiscal 2022.
The increase in income before income taxes in fiscal 2022, as compared to fiscal 2021, was mainly due to higher earnings from increased revenues, coupled with lower home sales costs of revenues, as a percentage of home sale revenues. The decrease in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2022 was primarily due to a shift in product mix/areas to higher-margin areas, lower interest costs as a percentage of home sales revenue and reduced inventory impairment charges. Included in fiscal 2021 income before income taxes was a $6.0 million gain recognized from an asset sale of a commercial property by one of our Land Development Joint Ventures.
Inventory impairment charges were $3.4 million and $12.0 million in fiscal 2022 and 2021, respectively. In the third quarter of fiscal 2021, we decided to sell the remaining lots in one community located in Maryland in a bulk sale. As a result, we wrote down the carrying value of inventory in this community to its estimated fair value. This resulted in an impairment charge of $10.1 million in fiscal 2021.

South

	Year ended October 31,
	2022	2021	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,519.6	$1,183.3	28%
Units delivered	2,033	1,783	14%
Average delivered price ($ in thousands)	$747.5	$663.7	13%

Net Contracts Signed:
Net contract value ($ in millions)	$1,838.3	$2,109.6	(13)%
Net contracted units	1,981	2,765	(28)%
Average contracted price ($ in thousands)	$928.0	$763.0	22%

Home sales cost of revenues as a percentage of home sales revenues	75.6%	76.7%

Income before income taxes ($ in millions)	$249.7	$153.8	62%

Number of selling communities at October 31,	99	84	18%
The increase in the number of homes delivered in fiscal 2022, as compared to fiscal 2021, was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in fiscal 2022. The increase in the average delivered price in fiscal 2022 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products, as well as sales price increases.
The decrease in the number of net contracts signed in fiscal 2022, as compared to fiscal 2021, was principally due to a weakening in demand during the second half of fiscal 2022. The increase in the average value of each contract signed in the fiscal 2022 period was primarily due to sales price increases in fiscal 2022 and a shift in the number of contracts signed to more expensive areas and/or products.
The increase in income before income taxes in fiscal 2022, as compared to fiscal 2021, was principally due to higher earnings from increased home sales revenues and lower home sales costs of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs resulting from increased sales volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was mainly due to a shift in product mix/areas to higher-margin areas, lower interest costs as a percentage of home sales revenue, offset by higher inventory impairment changes in fiscal 2022. Inventory impairment charges were $3.4 million and $0.7 million in fiscal 2022 and 2021, respectively.

Mountain

	Year ended October 31,
	2022	2021	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,747.8	$2,003.0	37%
Units delivered	3,366	2,732	23%
Average delivered price ($ in thousands)	$816.3	$733.2	11%

Net Contracts Signed:
Net contract value ($ in millions)	$2,319.7	$3,341.5	(31)%
Net contracted units	2,292	4,031	(43)%
Average contracted price ($ in thousands)	$1,012.1	$828.9	22%

Home sales cost of revenues as a percentage of home sales revenues	74.6%	77.2%

Income before income taxes ($ in millions)	$509.5	$276.3	84%

Number of selling communities at October 31,	113	105	8%
The increase in the number of homes delivered in fiscal 2022, as compared to fiscal 2021, was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in fiscal 2022. The increase in the average price of homes delivered in fiscal 2022 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decrease in the number of net contracts signed in fiscal 2022, as compared to fiscal 2021, was principally due to a weakening in demand during the second half of fiscal 2022. The decrease in the average value of each contract signed in fiscal 2022 was mainly due to shifts in the number of contracts signed to less expensive areas and/or products.
The increase in income before income taxes in fiscal 2022, as compared to fiscal 2021, was mainly due to higher earnings from increased revenues coupled with lower home sales cost of revenues, as a percentage of home sales revenues, offset in part by higher SG&A resulting from increased volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas.
Pacific

	Year ended October 31,
	2022	2021	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,442.0	$2,156.1	13%
Units delivered	1,731	1,566	11%
Average delivered price ($ in thousands)	$1,410.7	$1,376.8	2%

Net Contracts Signed:
Net contract value ($ in millions)	$2,269.3	$2,781.7	(18)%
Net contracted units	1,374	1,966	(30)%
Average contracted price ($ in thousands)	$1,651.6	$1,414.9	17%

Home sales cost of revenues as a percentage of home sales revenues	70.5%	75.4%

Income before income taxes ($ in millions)	572.8	382.9	50%

Number of selling communities at October 31,	43	47	(9)%
The increase in the number of homes delivered in fiscal 2022, as compared to fiscal 2021, was mainly due to an increase in the number of homes in backlog at October 31, 2021, as compared to the number of homes in backlog at October 31, 2020, partially offset by lower backlog conversion in fiscal 2022. The increase in the average price of homes delivered in fiscal 2022 was primarily due increases in sales prices, partially offset by a shift in the number of homes delivered to less expensive areas and/or products.
The decrease in the number of net contracts signed in fiscal 2022, as compared to fiscal 2021, was principally due to a weakening in demand during the second half of fiscal 2022, as well as a decrease in the number of selling communities. The decrease in the average value of each contract signed in fiscal 2022 was mainly due to a shift in the number of contracts signed in less expensive areas.
The increase in income before income taxes in fiscal 2022, as compared to fiscal 2021, was primarily due to higher earnings from increased revenues and lower SG&A costs, offset by higher inventory impairment charges. Inventory impairment charges were $10.0 million and $1.3 million in fiscal 2022 and 2021, respectively. During the fourth quarter of fiscal 2022, we decided to sell a land parcel in California that was formerly included in our City Living segment. In connection with this planned sale, we recognized an impairment charge of $5.6 million.
Corporate and Other
In fiscal 2022 and 2021, loss before income taxes was $98.6 million and $154.9 million respectively. The decrease in the loss before income taxes in fiscal 2022 was principally attributable to a favorable litigation settlement. As a result of the settlement, net of legal fees and expenses, we recorded a pre-tax gain of $148.4 million, of which $141.2 million was recorded in Other Income - net in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022. The remainder was recorded as an offset to previously incurred expenses. Coincident with this settlement, we made a charitable contribution of $10.0 million to the Toll Brothers Foundation, which was recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022.
In addition, we incurred a $35.2 million charge related to the early retirement of debt in fiscal 2021. These decreases to loss before income taxes were offset by higher income generated by our Rental Property Joint Ventures in fiscal 2021 primarily as a result of $74.8 million of gains recognized related to property sales by five of our Rental Property Joint Ventures; lower earnings from our mortgage company due to a decrease in volume and increased interest spreads in fiscal 2022; higher SG&A costs in fiscal 2022 primarily due to normal compensation increases and additional investments in information technology, and higher losses incurred in our apartment living operations.
FISCAL 2021 (Restated) COMPARED TO FISCAL 2020 (Restated)
North

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,011.9	$1,480.2	36%
Units delivered	2,503	2,103	19%
Average delivered price ($ in thousands)	$803.8	$703.9	14%

Net Contracts Signed:
Net contract value ($ in millions)	$1,996.4	$1,659.4	20%
Net contracted units	2,245	2,245	—%
Average contracted price ($ in thousands)	$889.3	$739.2	20%

Home sales cost of revenues as a percentage of home sales revenues	78.8%	84.2%

Income before income taxes ($ in millions)	$313.7	$87.5	259%

Number of selling communities at October 31,	66	73	(10)%
The increase in the number of homes delivered in fiscal 2021 was mainly due to an increase in the number of homes in backlog at October 31, 2020, as compared to the number of homes in backlog at October 31, 2019. The increase in the average price of homes delivered in fiscal 2021 was principally due to sales price increases.
The number of net contracts signed in fiscal 2021, as compared to fiscal 2020, was flat. The increase in the average value of each contract signed in fiscal 2021, as compared to fiscal 2020, was mainly due to shifts in the number of contracts signed to more expensive areas and/or products and price increases.

The increase in income before income taxes in fiscal 2021 was principally attributable to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues and decreased losses from our investments in unconsolidated entities. The decrease in home sales cost of revenues, as a percentage of home sales revenues in fiscal 2021 was primarily due to a shift in product mix/areas to higher-margin areas, sales price increases and lower inventory impairment charges. The decrease in losses from our investments in unconsolidated entities is primarily due to $6.0 million of other than temporary impairment charges that we recognized on one of our Home Building Joint Ventures in fiscal 2020.
Inventory impairment charges were $12.2 million in fiscal 2021, as compared to $28.4 million in fiscal 2020. During the fourth quarter of fiscal 2021, we decided to sell the remaining lots in two communities, one in Connecticut and one in Illinois, in bulk sales. As a result, we recognized impairment charges of $8.7 million in the fourth quarter of fiscal 2021. In the fourth quarter of fiscal 2020, we changed our strategy with respect to our land in the Delaware beach markets and the Chicago market. As a result, the carrying values of our land and communities were written down to their estimated fair values, which resulted in a charge to income before income taxes of $18.0 million in fiscal 2020 related to this land. In addition, in the fourth quarter of fiscal 2020, due to a loss in lot density at one community located in New Jersey, the carrying value was written down to its estimated fair value, which resulted in a charge to income of $6.4 million.
Mid-Atlantic

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,076.9	$851.1	27%
Units delivered	1,402	1,274	10%
Average delivered price ($ in thousands)	$768.1	$668.1	15%

Net Contracts Signed:
Net contract value ($ in millions)	$1,310.7	$1,077.8	22%
Net contracted units	1,465	1,475	(1)%
Average contracted price ($ in thousands)	$894.7	$730.7	22%

Home sales cost of revenues as a percentage of home sales revenues	80.0%	83.7%

Income before income taxes ($ in millions)	$128.5	$52.0	147%

Number of selling communities at October 31,	38	39	(3)%
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
Inventory impairment charges were $12.0 million and $17.9 million in fiscal 2021 and 2020, respectively. In the third quarter of fiscal 2021, we decided to sell the remaining lots in one community located in Maryland in a bulk sale. As a result, we wrote down the carrying value of inventory in this community to its estimated fair value. This resulted in an impairment charge of $10.1 million in fiscal 2021. In the second quarter of fiscal 2020, following the onset of the COVID-19 pandemic, we terminated a land purchase agreement in Virginia and wrote-off the deposits and soft costs incurred. In addition, in the third quarter of fiscal 2020, we decided to sell the remaining lots in one community located in Maryland in a bulk sale. As a result, we wrote down the carrying value of inventory in this community to its estimated fair value, resulting in an impairment charge of $13.5 million in fiscal 2020.
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
Pacific

	Year ended October 31,
	2021	2020	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,156.1	$2,029.9	6%
Units delivered	1,566	1,334	17%
Average delivered price ($ in thousands)	$1,376.8	$1,521.7	(10)%

Net Contracts Signed:
Net contract value ($ in millions)	$2,781.7	$1,929.6	44%
Net contracted units	1,966	1,404	40%
Average contracted price ($ in thousands)	$1,414.9	$1,374.4	3%

Home sales cost of revenues as a percentage of home sales revenues	75.3%	75.2%

Income before income taxes ($ in millions)	382.9	351.5	9%

Number of selling communities at October 31,	47	44	7%
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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2022 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2023	$604,527	4.15%	$150,623	5.35%
2024	130,214	4.56%
2025	88,488	5.11%
2026	376,111	4.86%	101,563	4.81%
2027	460,442	4.83%	548,437	4.81%
Thereafter (b)	875,500	4.02%
Bond discounts, premiums, and deferred issuance costs - net	(4,729)		(1,768)
Total	$2,530,553	4.39%	$798,855	4.91%
Fair value at October 31, 2022	$2,351,388		$800,623
(a)Based upon the amount of variable-rate debt outstanding at October 31, 2022, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.0 million per year, without consideration of the Company’s interest rate swap transactions.
(b)In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of October 31, 2022. These interest rate swaps were designated as cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
We are in the process of a complex implementation of a new ERP system that affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a discussion of risks related to the implementation of our new ERP system, see “Risk Factors - We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.”
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	62	Chairman of the Board and Chief Executive Officer
Robert Parahus	59	President and Chief Operating Officer
Martin P. Connor	58	Senior Vice President and Chief Financial Officer
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
Martin P. Connor joined us as Vice President and Assistant Chief Financial Officer in December 2008 and was appointed a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President and Chief Financial Officer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm that he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. audit engagement. In September 2022, Mr. Connor was appointed as an alternate director of Univest Financial Corporation, a publicly traded banking and financial services provider serving customers primarily in Pennsylvania and New Jersey.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2023 Proxy Statement and is incorporated herein by reference.

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

4.4
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

4.5
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

4.7
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2025 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015.

4.8
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

4.10
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

4.12
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

4.13
Form of Global Note for the Issuer’s 4.350% Senior Notes due 2028 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

Exhibit Number	Description
4.14
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

4.15
Form of Global Note for the Issuer’s 3.800% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2019.

4.16
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.17
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.18
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.19
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

4.20
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.21
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.22
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.23
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.34 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.24
Ninth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.25
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.26
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2016.

Exhibit Number	Description
4.27
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.28
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.29
Fourteenth Supplemental Indenture dated as of April 28, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.30
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

4.31
Sixteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.32
Seventeenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.56 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.33
Eighteenth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.34
Nineteenth Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.35
Twentieth Supplemental Indenture dated as of October 31, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.62 of the Registrant’s Form 10-K for the year ended October 31, 2018.

4.36
Twenty-First Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2019.

4.37
Twenty-Second Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.38
Twenty-third Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.39
Twenty-fourth Supplemental Indenture dated as of April 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2020.

Exhibit Number	Description
4.4
Twenty-fifth Supplemental Indenture dated as of October 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.44 of the Registrant’s Form 10-K for the year ended October 31, 2020.

4.41
Twenty-sixth Supplemental Indenture dated as of April 30, 2021, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2021.

4.42
Twenty-seventh Supplemental Indenture dated as of July 29, 2022, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2022.

4.43
Twenty-eighth Supplemental Indenture dated as of October 31, 2022, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

4.44	Description of Certain of Registrant’s Securities is hereby incorporated by reference to Exhibit 4.44 of the Registrant’s Form 10-K for the year ended October 31, 2021.

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

10.8
Amendment No. 4, dated as of October 31, 2019, to the Credit Agreement, dated as of February 3, 2014, as amended, by and First Huntingdon Finance Corp., Toll Brothers, Inc., the designated guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2019.

Exhibit Number	Description
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

10.20*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.21*	Form of Restricted Stock Unit Agreement (Performance Based), is hereby incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended October 31, 2016.

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

10.26*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

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

10.32*
Toll Brothers, Inc. Supplemental Executive Retirement Plan, as amended effective as of
October 29, 2019, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2019.

10.33*
Toll Bros., Inc. Non-Qualified Deferred Compensation Plan, amended and restated as of November 1, 2008, is incorporated by reference to Exhibit 10.45 of the Registrant’s Form 10-K for the period ended October 31, 2008.

10.34*
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

10.38*
Toll Brothers, Inc. Executive Severance Plan, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

Exhibit Number	Description
10.39*
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

101
The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2022, filed on December 19, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2022.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 19, 2022
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 19, 2022
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 19, 2022
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Stephen F. East	Director	December 19, 2022
Stephen F. East

/s/ Christine N. Garvey	Director	December 19, 2022
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 19, 2022
Karen H. Grimes

/s/ Derek T. Kan	Director	December 19, 2022
Derek T. Kan

/s/ Carl B. Marbach	Director	December 19, 2022
Carl B. Marbach

/s/ John A. McLean	Director	December 19, 2022
John A. McLean

/s/ Wendell E. Pritchett	Director	December 19, 2022
Wendell E. Pritchett

Signature	Title	Date

/s/ Paul E. Shapiro	Director	December 19, 2022
Paul E. Shapiro

/s/ Scott D. Stowell	Director	December 19, 2022
Scott D. Stowell

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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2022.
During fiscal 2022, we completed the acquisition of the operations of Rialto Homes, LP (“Rialto”). In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Rialto from the Company’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2022. This acquisition represented less than 1% of the Company’s total assets as of October 31, 2022 and less than 1% of the Company’s revenues for the fiscal year ended October 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Rialto Homes, LP, which are included in the 2022 consolidated financial statements of the Company and constitute less than 1% of total assets as of October 31, 2022 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the operations of Rialto Homes, LP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated December 19, 2022 expressed an unqualified opinion thereon.
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
December 19, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 19, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit and Risk Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for Self-Insurance

Description of the Matter
As described in Notes 1 and 7 of the consolidated financial statements, the Company maintains general liability insurance, including construction defect and bodily injury coverage, and workers’ compensation insurance. These insurance policies protect the Company against a portion of the risk of loss from claims related to home building activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company accrues for expected costs associated with the self-insured retentions, deductibles and other coverage limits which constitute the accrual for self-insurance. The Company’s accrual for self-insurance was $251.6 million as of October 31, 2022.

The Company records expenses and accrues liabilities based on the estimated costs required to cover its self-insured liability under its insurance policies and the estimated costs of potential claims and claim adjustment expenses that are above coverage limits or that are not covered by insurance policies. These estimated costs are based on an analysis of historical claims and industry data. The majority of the accrual for self-insurance is an estimate of claims incurred but not yet reported (“IBNR”).

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

Auditing the Company’s estimate of IBNR was especially challenging as evaluating the projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to markets and types of products the Company builds, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severity, and settlement patterns, which can occur over an extended period of time. In addition, the estimate of IBNR is sensitive to significant assumptions including changes in the frequency and severity of reported claims and loss development factors for reported claims.

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

To test the estimate of IBNR we performed audit procedures that included, among others, testing the significant assumptions as well as the completeness and accuracy of the underlying data used by the Company as inputs to develop the assumptions. We reviewed the Company’s contractual self-insured retentions, deductibles and other coverage limits. We also evaluated management’s conclusions about the Company’s legal and contractual obligations with respect to certain claims. We involved our internal actuarial specialists to assist in evaluating the Company’s estimate of IBNR, including evaluating the appropriateness of the model and methodology used by management, evaluating the reasonableness of the actuarial assumptions used by management and independently calculating an estimate of IBNR. We also evaluated the Company’s disclosures in its consolidated financial statements.

Inventory Impairment

Description of the Matter
As described in Notes 1 and 3 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2022, the Company recorded inventory impairment charges of $19.7 million to operating communities and land owned for future communities. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flows to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s inventory impairment review process. For example, we tested controls over management’s review of the significant assumptions and data inputs utilized in the calculation of future undiscounted and discounted cash flows, if applicable.
To test the Company’s estimated future cash flows used to test for the recoverability of a community and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted and discounted cash flows, if applicable, in each analysis. In certain cases, we involved our internal real estate valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of inventory that would result from changes in the assumptions. We also evaluated the Company’s disclosures in its consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 19, 2022

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,346,754	$1,638,494
Inventory	8,733,326	7,915,884
Property, construction, and office equipment – net	287,827	310,455
Receivables, prepaid expenses, and other assets (1)	747,228	738,078
Mortgage loans held for sale – at fair value	185,150	247,211
Customer deposits held in escrow	136,115	88,627
Investments in unconsolidated entities (1)	852,314	599,101
	$12,288,714	$11,537,850
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,185,275	$1,011,534
Senior notes	1,995,271	2,403,989
Mortgage company loan facility	148,863	147,512
Customer deposits	680,588	636,379
Accounts payable	619,411	562,466
Accrued expenses	1,345,987	1,220,235
Income taxes payable	291,479	215,280
Total liabilities	6,266,874	6,197,395
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at October 31, 2022 and October 31, 2021	1,279	1,279
Additional paid-in capital	716,786	714,453
Retained earnings	6,166,732	4,969,839
Treasury stock, at cost — 18,312 and 7,820 shares at October 31, 2022 and October 31, 2021, respectively	(916,327)	(391,656)
Accumulated other comprehensive income ("AOCI")	37,618	1,109
Total stockholders’ equity	6,006,088	5,295,024
Noncontrolling interest	15,752	45,431
Total equity	6,021,840	5,340,455
	$12,288,714	$11,537,850
(1)    As of October 31, 2022 and 2021, receivables, prepaid expenses, and other assets or investments in unconsolidated entities include $81.3 million and $90.8 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2022	2021	2020
Revenues:
Home sales	$9,711,170	$8,431,746	$6,937,357
Land sales and other	564,388	358,615	140,302
	10,275,558	8,790,361	7,077,659

Cost of revenues:
Home sales	7,237,409	6,538,454	5,534,103
Land sales and other	551,770	309,007	125,854
	7,789,179	6,847,461	5,659,957
Selling, general and administrative	977,753	922,023	867,442
Income from operations	1,508,626	1,020,877	550,260
Other:
Income from unconsolidated entities	23,723	74,035	948
Other income – net	171,377	40,614	35,693
Expenses related to early retirement of debt	—	(35,211)	—
Income before income taxes	1,703,726	1,100,315	586,901
Income tax provision	417,226	266,688	140,277
Net income	$1,286,500	$833,627	$446,624

Other comprehensive income (loss) – net of tax	36,509	8,307	(1,367)
Total comprehensive income	$1,323,009	$841,934	$445,257

Per share:
Basic earnings	$11.02	$6.72	$3.43
Diluted earnings	$10.90	$6.63	$3.40

Weighted-average number of shares:
Basic	116,771	124,100	130,095
Diluted	117,975	125,807	131,247
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, 11/1/2019	152,937	1,529	726,879	4,774,422	(425,183)	(5,831)	5,071,816	46,877	5,118,693
Net income				446,624			446,624		446,624
Purchase of treasury stock					(634,057)		(634,057)		(634,057)
Exercise of stock options and stock based compensation issuances			(33,933)		58,786		24,853		24,853
Stock-based compensation			24,326				24,326		24,326
Dividends declared				(56,960)			(56,960)		(56,960)
Other comprehensive loss						(1,367)	(1,367)		(1,367)
Loss attributable to non-controlling interest							—	(10)	(10)
Capital contributions, net							—	5,374	5,374
Balance, 10/31/2020	152,937	1,529	717,272	5,164,086	(1,000,454)	(7,198)	4,875,235	52,241	4,927,476
Cumulative effect adjustment upon adoption of ASU 2016-13, net of tax				(595)			(595)		(595)
Net income				833,627			833,627		833,627
Purchase of treasury stock					(378,256)		(378,256)		(378,256)
Exercise of stock options and stock based compensation issuances			(26,006)		36,489		10,483		10,483
Stock-based compensation			23,187				23,187		23,187
Cancellation of treasury stock	(25,000)	(250)		(950,315)	950,565		—		—
Dividends declared				(76,964)			(76,964)		(76,964)
Other comprehensive income						8,307	8,307		8,307
Loss attributable to non-controlling interest							—	(6,770)	(6,770)
Capital distributions, net							—	(40)	(40)
Balance, 10/31/2021	127,937	1,279	714,453	4,969,839	(391,656)	1,109	5,295,024	45,431	5,340,455
Net income				1,286,500			1,286,500		1,286,500
Purchase of treasury stock					(542,739)		(542,739)		(542,739)
Exercise of stock options and stock based compensation issuances			(18,762)		18,068		(694)		(694)
Stock-based compensation			21,095				21,095		21,095
Dividends declared				(89,607)			(89,607)		(89,607)
Other comprehensive income						36,509	36,509		36,509
Income attributable to non-controlling interest							—	64	64
Capital distributions, net							—	(29,743)	(29,743)
Balance, 10/31/2022	127,937	1,279	716,786	6,166,732	(916,327)	37,618	6,006,088	15,752	6,021,840
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2022	2021	2020
Cash flow provided by operating activities:
Net income	$1,286,500	$833,627	$446,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,816	76,250	68,873
Stock-based compensation	21,095	23,187	24,326
Income from unconsolidated entities	(23,723)	(74,035)	(948)
Distributions of earnings from unconsolidated entities	32,316	83,118	27,236
Deferred tax provision	(96,680)	11,815	97,780
Inventory impairments and write-offs	32,741	26,535	55,883
Property, construction and office equipment impairments	6,800	—	—
Loss (gain) on sale of assets	576	(38,706)	(12,970)
Other	3,781	(406)	(3,774)
Expenses related to early retirement of debt	—	35,211	—
Changes in operating assets and liabilities:
Inventory	(618,829)	(196,227)	352,858
Origination of mortgage loans	(2,035,637)	(2,178,468)	(1,815,824)
Sale of mortgage loans	2,086,358	2,159,827	1,806,278
Receivables, prepaid expenses, and other assets	(95,018)	135,806	(176,293)
Current income taxes – net	160,500	25,131	(4,190)
Customer deposits – net	(3,279)	165,637	70,423
Accounts payable and accrued expenses	152,499	214,825	71,835
Net cash provided by operating activities	986,816	1,303,127	1,008,117
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(71,726)	(66,878)	(109,564)
Investments in unconsolidated entities	(226,724)	(221,932)	(71,650)
Return of investments in unconsolidated entities	116,769	203,504	47,403
Proceeds from the sale of assets	28,309	80,418	15,617
Business acquisitions	—	—	(60,349)
Other	196	652	698
Net cash used in investing activities	(153,176)	(4,236)	(177,845)
Cash flow used in financing activities:
Proceeds from loans payable	4,304,635	3,158,033	4,027,152
Principal payments of loans payable	(4,356,185)	(3,425,065)	(4,112,956)
Redemption of senior notes	(409,856)	(294,168)	—
(Payments) proceeds for stock-based benefit plans – net	(690)	10,487	24,856
Purchase of treasury stock	(542,739)	(378,256)	(634,057)
Dividends paid	(88,901)	(76,623)	(56,588)
Payments related to noncontrolling interest – net	(25,766)	(5,491)	(1,718)
Net cash used in financing activities	(1,119,502)	(1,011,083)	(753,311)
Net decrease in cash, cash equivalents, and restricted cash	(285,862)	287,808	76,961
Cash, cash equivalents, and restricted cash, beginning of period	1,684,412	1,396,604	1,319,643
Cash, cash equivalents, and restricted cash, end of period	$1,398,550	$1,684,412	$1,396,604
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
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to home sales cost of sales revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred. During fiscal 2022, 2021 and 2020, the Company’s qualified inventory exceeded its indebtedness and substantially all interest incurred was capitalized to inventory. See Note 3, “Inventory”.
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
We have a significant number of land purchase contracts and financial interests in other entities which we evaluate in accordance with ASC 810. We analyze our land purchase contracts and the entities in which we have an investment to determine whether the land sellers and entities are VIEs and, if so, whether we are the primary beneficiary (“PB”). We examine specific criteria and use our judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other member(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other member(s), and contracts to purchase assets from VIEs. The determination whether an entity is a VIE and, if so, whether we are the primary beneficiary may require significant judgment.
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $289.4 million and $266.3 million at October 31, 2022 and 2021, respectively. For property and equipment related to onsite sales centers, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets. In fiscal 2022, 2021, and 2020, we recognized $75.9 million, $74.8 million, and $67.6 million of depreciation expense, respectively.

Mortgage Loans Held for Sale
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). We believe the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date, and such pricing is applied to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the change in fair value of our forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, the recognition of net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income, and origination costs and fees are recognized in “Other income – net” in the Consolidated Statements of Operations and Comprehensive Income.
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
See Note 12 “Fair Value Disclosures” for more information.
Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital. When treasury stock is cancelled, any excess purchase price over par value is charged directly to retained earnings. In fiscal 2021, we cancelled 25 million shares of treasury stock.
Revenue and Cost Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer the portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2022, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $680.6 million and $636.4 million at October 31, 2022 and October 31, 2021, respectively. Of the outstanding customer deposits held as of October 31, 2021, we recognized $515.6 million in home sales revenues during the fiscal year ended October 31, 2022. Of the outstanding customer deposits held as of October 31, 2020, we recognized $382.1 million in home sales revenues during the fiscal year ended October 31, 2021.
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
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (2) land sales to joint ventures in which we retain an interest; (3) bulk land sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living projects. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Advertising Costs
We expense advertising costs as incurred. Advertising costs, including brochures and signage, were $42.5 million, $39.1 million, and $46.3 million for the years ended October 31, 2022, 2021, and 2020, respectively.
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
At October 31, 2022, we concluded that our City Living operations were no longer a reportable operating segment, primarily due to its insignificance as a result of the change in structure and shift in strategy for its operations. Therefore, we have five operating segments as reflected above. Amounts reported in prior periods have been restated to conform to the fiscal 2022 presentation. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows for the periods presented.
As the result of recent acquisitions, we commenced operations in San Antonio, Texas in fiscal 2022 and Tennessee in fiscal 2020.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021, directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain LIBOR rates beginning December 31, 2021, with complete elimination of the publication of the LIBOR rates by June 30, 2023. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2022, with early adoption permitted. We are currently evaluating the impact, but do not expect that the adoption of ASU 2020-04, as amended by ASU 2021-01, will have a material impact on our Consolidated Balance Sheet or Consolidated Statement of Operations and Comprehensive Income.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2022 presentation.

2. Acquisitions
In fiscal 2022, we acquired substantially all of the assets and operations of a privately-held home builder with operations in San Antonio, Texas for approximately $48.1 million in cash. The assets acquired, which consisted of 16 communities, were primarily inventory, including approximately 450 home sites owned or controlled through land purchase agreements. This acquisition was accounted for as an asset acquisition and was not material to our results of operations or financial condition.
In fiscal 2021, we acquired substantially all of the assets and operations of a privately-held home builder with operations in Las Vegas, Nevada for approximately $38.8 million in cash. The assets acquired were primarily inventory for future communities, including approximately 550 home sites owned or controlled through land purchase agreements. This acquisition was accounted for as an asset acquisition and was not material to our results of operations or financial condition.
In fiscal 2020, we acquired substantially all of the assets and operations of an urban infill builder with operations in Atlanta, Georgia and Nashville, Tennessee, and a builder with operations in Colorado Springs, Colorado. The aggregate purchase price for these acquisitions was approximately $79.2 million in cash. The assets acquired were primarily inventory, including approximately 1,100 home sites owned or controlled through land purchase agreements. One of these acquisitions was accounted for as a business combination and neither were material to our results of operations or financial condition.
3. Inventory
Inventory at October 31, 2022 and 2021 consisted of the following (amounts in thousands):

	2022	2021
Land controlled for future communities	$240,751	$185,656
Land owned for future communities	808,851	564,737
Operating communities	7,683,724	7,165,491
	$8,733,326	$7,915,884
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2022, 2021, and 2020, are shown in the table below (amounts in thousands):

Charge:	2022	2021	2020
Land controlled for future communities	$13,051	$5,620	$23,539
Land owned for future communities	19,690	19,805	31,669
Operating communities	—	1,110	675
	$32,741	$26,535	$55,883
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
See Note 14, “Commitments and Contingencies,” for information regarding land purchase contracts.
At October 31, 2022, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2022, we determined that 237 land purchase contracts, with an aggregate purchase price of $3.89 billion, on which we had made aggregate deposits totaling $417.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2021, we determined that 289 land purchase contracts, with an aggregate purchase price of $3.67 billion, on which we had made aggregate deposits totaling $302.4 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts.
Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2022, 2021, and 2020, was as follows (amounts in thousands):

	2022	2021	2020
Interest capitalized, beginning of year	$253,938	$297,975	$311,323
Interest incurred	135,029	152,986	172,530
Interest expensed to home sales cost of revenues	(164,831)	(187,237)	(174,375)
Interest expensed to land sales and other cost of revenues	(5,788)	(4,372)	(5,443)
Interest expensed in other income – net	—	—	(2,440)
Interest reclassified to property, construction and office equipment - net	—	(1,034)	—
Interest capitalized on investments in unconsolidated entities	(6,699)	(4,574)	(3,835)
Previously capitalized interest transferred to investments in unconsolidated entities	(2,412)	—	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	231	194	215
Interest capitalized, end of year	$209,468	$253,938	$297,975
During the years ended October 31, 2022 and October 31, 2021, we recognized approximately $(2.9) million and $0.9 million of net (gains) losses related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $(31,300) and $211,000 of net (gains) losses were reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively. No similar amounts were incurred during the year ended October 31, 2020.
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments range from 5.0% to 50%. These entities, which are structured as joint ventures either (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”), or (iv) provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). In fiscal 2022, 2021 and 2020, we recognized income from the unconsolidated entities in which we had an investment of $23.7 million, $74.0 million, and $0.9 million, respectively.
The table below provides information as of October 31, 2022, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	15	3	41	4	63
Investment in unconsolidated entities (1)	$343,314	$49,385	$441,399	$18,216	$852,314
Number of unconsolidated entities with funding commitments by the Company	9	1	18	1	29
Company’s remaining funding commitment to unconsolidated entities (2)	$180,812	$20,072	$90,900	$12,533	$304,317
(1)    Our total investment includes $100.2 million related to 13 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $200.0 million as of October 31, 2022. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $105.0 million related to our unconsolidated joint venture-related variable interests in VIEs.

The table below provides information as of October 31, 2021, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	12	2	32	4	50
Investment in unconsolidated entities (1)	$243,767	$12,944	$316,580	$25,810	$599,101
Number of unconsolidated entities with funding commitments by the Company	9	—	9	1	19
Company’s remaining funding commitment to unconsolidated entities (2)	$173,786	$—	$50,800	$23,424	$248,010
(1)    Our total investment includes $105.2 million related to 12 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $290.6 million as of October 31, 2021. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $184.5 million related to our unconsolidated joint venture-related variable interests in VIEs.

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	10	2	35	47
Aggregate loan commitments	$557,185	$219,650	$3,317,261	$4,094,096
Amounts borrowed under commitments	$444,306	$17,583	$1,774,567	$2,236,456

The table below provides information at October 31, 2021, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	7	27	34
Aggregate loan commitments	$422,446	$2,351,156	$2,773,602
Amounts borrowed under commitments	$328,173	$1,342,918	$1,671,091
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during fiscal 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	2	12	1
Investment balance at October 31, 2022	$48,600	$48,700	$132,200	$2,700
In the fourth quarter of fiscal 2022, we entered into two joint ventures with an unrelated party to develop two luxury condominium communities in the New York City metropolitan area. Prior to the formation of these ventures, we capitalized approximately $106.5 million of land and land development costs. Our partner acquired a 55% interest in these ventures for approximately $61.0 million, which equaled our pro-rata cost basis. We received cash of $61.2 million as a result of these formations, which included a combination of partner and loan proceeds, resulting in our initial investment in these ventures of $45.5 million. Concurrent with their formation, the joint ventures entered into construction loan agreements aggregating $219.7 million to finance the remaining development of these projects, of which $17.6 million was borrowed at the closing of the ventures.

The table below provides information on joint ventures entered into during fiscal 2021 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	6	11
Investment balance at October 31, 2021	$112,400	$112,900

Results of Operations and Intra-entity Transactions
In fiscal 2022, 2021 and 2020, certain of our Rental Property Joint Ventures sold their underlying assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $21.0 million, $74.8 million, and $10.7 million, respectively, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
In fiscal 2022, 2021 and 2020, we recognized other-than-temporary impairment charges on our investments in certain Home Building and Rental Property Joint Ventures of $8.0 million and $2.1 million and $6.0 million, respectively.
In fiscal 2022, 2021 and 2020, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $54.8 million, $18.5 million, and $17.6 million, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Home Building and Rental Property Joint Ventures, totaling $434.2 million, $227.8 million and $74.1 million in our fiscal 2022, 2021 and 2020. These amounts are included in “Land sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
At October 31, 2022 and 2021, we had receivables due from joint ventures totaling $51.7 million and $16.6 million, respectively, primarily related to amounts we funded on behalf of our partners that had not yet been reimbursed and amounts due to us for management fees earned.
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
We believe that, as of October 31, 2022, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.

Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	October 31, 2022	October 31, 2021
Loan commitments in the aggregate	$2,858,800	$2,195,200
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$597,800	$418,800
Debt obligations borrowed in the aggregate	$1,110,900	$1,092,700
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$390,500	$222,000
Estimated fair value of guarantees provided by us related to debt and other obligations	$16,900	$11,000
Terms of guarantees	1 month - 3.7 years	4 months - 4.0 years
(1)    At October 31, 2022 and 2021, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $95.0 million and $106.1 million, respectively, related to our unconsolidated Joint Venture VIEs.

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

The table below provides information as of October 31, 2022 and October 31, 2021, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	October 31, 2022	October 31, 2021
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables prepaid expenses, and other assets and Investments in unconsolidated entities	$81,300	$90,800
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,700	$39,400
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

Condensed Combined Balance Sheets:

	October 31, 2022
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$132,344	$19,628	$102,270	$642	$254,884
Inventory	1,047,437	168,743	—	40,035	1,256,215
Loan receivables, net	—	—	—	48,217	48,217
Rental properties	—	—	1,702,690	—	1,702,690
Rental properties under development	—	—	1,413,607	—	1,413,607
Other assets	172,110	15,232	117,027	881	305,250
Total assets	$1,351,891	$203,603	$3,335,594	$89,775	$4,980,863
Debt, net of deferred financing costs	$443,061	$16,770	$1,788,923	$—	$2,248,754
Other liabilities	100,931	52,116	225,812	20,959	399,818
Members’ equity	807,899	134,717	1,320,859	68,816	2,332,291
Total liabilities and equity	$1,351,891	$203,603	$3,335,594	$89,775	$4,980,863
Company’s net investment in unconsolidated entities (1)	$343,314	$49,385	$441,399	$18,216	$852,314

	October 31, 2021
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$39,191	$28,137	$85,499	$755	$153,582
Inventory	820,916	98,981	—	45,065	964,962
Loan receivables, net	—	—	—	86,727	86,727
Rental properties	—	—	1,496,355	—	1,496,355
Rental properties under development	—	—	697,659	—	697,659
Other assets	144,320	10,157	71,917	1,185	227,579
Total assets	$1,004,427	$137,275	$2,351,430	$133,732	$3,626,864
Debt, net of deferred financing costs	$325,973	$—	$1,351,646	$—	$1,677,619
Other liabilities	65,033	11,725	153,338	18,449	248,545
Members’ equity	613,421	125,550	846,446	115,283	1,700,700
Total liabilities and equity	$1,004,427	$137,275	$2,351,430	$133,732	$3,626,864
Company’s net investment in unconsolidated entities (1)	$243,767	$12,944	$316,580	$25,810	$599,101

(1)    Our underlying equity in the net assets of the unconsolidated entities was (less)/more than our net investment in unconsolidated entities by $(18.5) million and $16.5 million as of October 31, 2022 and 2021, respectively, and these differences are primarily a result of other than temporary impairments related to our investments in unconsolidated entities; interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; unrealized gains on our retained joint venture interests; gains recognized from the sale of our ownership interests; and distributions from entities in excess of the carrying amount of our net investment.

Condensed Combined Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2022
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$207,179	$60,902	$192,901	$37,705	$498,687
Cost of revenues	172,921	45,087	65,387	26,229	309,624
Other expenses	8,911	4,717	165,447	1,436	180,511
Total expenses	181,832	49,804	230,834	27,665	490,135
Loss on disposition of loans and REO	—	—	—	(113)	(113)
Income (loss) from operations	25,347	11,098	(37,933)	9,927	8,439
Other income	23,292	804	36,805	—	60,901
Income (loss) before income taxes	48,639	11,902	(1,128)	9,927	69,340
Income tax provision (benefit)	348	508	(607)	—	249
Net income (loss)	$48,291	$11,394	$(521)	$9,927	$69,091
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$20,402	$1,068	$(335)	$2,588	$23,723

	For the year ended October 31, 2021
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$110,330	$88,534	$141,373	$21,357	$361,594
Cost of revenues	81,207	105,436	61,278	10,506	258,427
Other expenses	2,622	4,887	143,050	1,947	152,506
Total expenses	83,829	110,323	204,328	12,453	410,933
Loss on disposition of loans and REO	—	—	—	(4,109)	(4,109)
Income (loss) from operations	26,501	(21,789)	(62,955)	4,795	(53,448)
Other income	8,807	317	177,777	—	186,901
Income (loss) before income taxes	35,308	(21,472)	114,822	4,795	133,453
Income tax provision (benefit)	258	(875)	(824)	—	(1,441)
Net income (loss)	$35,050	$(20,597)	$115,646	$4,795	$134,894
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$18,155	$(241)	$53,792	$2,329	$74,035

	For the year ended October 31, 2020
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$87,174	$139,587	$111,122	$26,781	$364,664
Cost of revenues	64,810	124,899	37,770	15,762	243,241
Other expenses	2,948	15,731	117,419	1,505	137,603
Total expenses	67,758	140,630	155,189	17,267	380,844
Gain on disposition of loans and REO	—	—	—	1,053	1,053
Income (loss) from operations	19,416	(1,043)	(44,067)	10,567	(15,127)
Other income (loss)	3,061	536	(448)		3,149
Income (loss) before income taxes	22,477	(507)	(44,515)	10,567	(11,978)
Income tax provision (benefit)	188	(254)	—	—	(66)
Net income (loss) including earnings from noncontrolling interests	22,289	(253)	(44,515)	10,567	(11,912)
Plus: loss attributable to noncontrolling interest	—	—	—	48	48
Net income (loss) attributable to controlling interest	$22,289	$(253)	$(44,515)	$10,615	$(11,864)
Company’s equity (deficit) in earnings of unconsolidated entities (2)	$11,412	$(3,424)	$(9,389)	$2,349	$948
(2)    Differences between our equity in earnings of unconsolidated entities and the underlying net income/(loss) of the entities are primarily a result of distributions from entities in excess of the carrying amount of our investment; other than temporary impairments related to our investments in unconsolidated entities; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gained recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.
5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Expected recoveries from insurance carriers and others	$41,527	$16,773
Improvement cost receivable	60,812	67,626
Escrow cash held by our wholly owned captive title company	51,796	41,429
Properties held for rental apartment and commercial development	224,593	381,401
Prepaid expenses	44,307	34,960
Right-of-use asset	116,660	96,276
Derivative assets	71,929	13,884
Other	135,604	85,729
	$747,228	$738,078
See Note 7, “Accrued Expenses,” for additional information regarding the expected recoveries from insurance carriers and others.
As of October 31, 2022, there were no consolidated VIE assets included in properties held for rental apartment and commercial development. As of October 31, 2021, properties held for rental apartment and commercial development included $90.8 million of assets related to consolidated VIEs. See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2022 and 2021, loans payable consisted of the following (amounts in thousands):

	2022	2021
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	537,043	364,042
Deferred issuance costs	(1,768)	(2,508)
	$1,185,275	$1,011,534
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
Under the Term Loan Facility, as amended, we may select interest rates equal to (i) London Interbank Offered Rate (“LIBOR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2022, the interest rate on the Term Loan Facility was 4.81% per annum.
We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility, as described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.05% as of October 31, 2022. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
We are party to a $1.905 billion senior unsecured, five-year revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks, substantially all of which is scheduled to expire on November 1, 2026. On October 31, 2021, we entered into extension letter agreements (the “Revolver Extension Agreements”) to extend the maturity date of $1.78 billion of the revolving loans and commitments from November 1, 2025 to November 1, 2026, with the remainder of the revolving loans and commitments continuing to terminate on November 1, 2025.
Under the Revolving Credit Facility, up to 100% of the commitment is available for letters of credit. The Revolving Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Revolving Credit Facility up to a maximum aggregate amount of $2.50 billion. We may select interest rates for the Revolving Credit Facility equal to (i) LIBOR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2022, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 4.95% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the Revolving Credit Facility may be used for general corporate purposes. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at October 31, 2022, our maximum leverage ratio (as defined in the credit agreement) may not exceed 1.75 to 1.00, and we are required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $2.23 billion. Under the terms of the Revolving Credit Facility, at October 31, 2022, our leverage ratio was approximately 0.30 to 1.00 and our tangible net worth was approximately $5.96 billion. Based upon the limitations related to our repurchase of common stock in the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $4.47 billion as of October 31, 2022. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $3.72 billion as of October 31, 2022.

At October 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of $117.7 million.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2022 and 2021, is included in the table below ($ amounts in thousands):

	2022	2021
Aggregate loans payable at October 31	$537,043	$364,042
Weighted-average interest rate	4.14%	4.33%
Interest rate range	0.19% - 7.00%	0.14% - 10.0%
Loans secured by assets:
Carrying value of loans secured by assets	$537,043	$364,042
Carrying value of assets securing loans	$1,327,683	$1,067,728
The contractual maturities of “Loans payable – other” as of October 31, 2022, ranged from one month to 29.5 years.
Senior Notes
At October 31, 2022 and 2021, senior notes consisted of the following (amounts in thousands):

	2022	2021
5.875% Senior Notes due February 15, 2022	$—	$409,856
4.375% Senior Notes due April 15, 2023	400,000	400,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	400,000
Bond discounts, premiums, and deferred issuance costs - net	(4,729)	(5,867)
	$1,995,271	$2,403,989
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
In November 2021, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
In March 2021, we redeemed, prior to maturity, all $250.0 million aggregate principal amount of our then-outstanding 5.625% Senior Notes due 2024. In connection with this redemption, we incurred a pre-tax charge of $34.2 million, inclusive of the write-off of unamortized deferred financing costs, which is recorded in our Consolidated Statement of Operations and Comprehensive Income.
In the first quarter of fiscal 2021, we redeemed, prior to maturity, approximately $10.0 million of the $409.9 million then-outstanding principal amount of 5.875% Senior Notes due February 15, 2022, plus accrued interest.

Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (“Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBMC. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. We are also subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Before the amendment and restatement in April 2022, the Warehousing Agreement was set to expire on April 2, 2022, and borrowings thereunder bore interest at LIBOR plus 1.75% per annum. In April 2022, the Warehousing Agreement was amended and restated to extend the expiration date to March 31, 2023 and to cause borrowings thereunder to bear interest at the Bloomberg Short-Term Yield Index Rate (“BSBY”) plus 1.75% per annum (with a BSBY floor of 0.50%). At October 31, 2022, the interest rate on the Warehousing Agreement was 5.38% per annum. Borrowings under this facility are included in the fiscal 2023 maturities in the table below.
At each of October 31, 2022 and 2021, there was $148.9 million and $147.5 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2022 and 2021, amounts outstanding under the agreement were collateralized by $187.2 million and $245.0 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2022, there were no aggregate outstanding purchase price limitations reducing the amount available to TBMC. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
General
As of October 31, 2022, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2023	$755,150
2024	$130,214
2025	$88,488
2026	$477,674
2027	$1,008,879

7. Accrued Expenses
Accrued expenses at October 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Land, land development and construction	$334,975	$310,996
Compensation and employee benefits	223,609	232,161
Escrow liability	44,115	36,107
Self-insurance	251,576	236,369
Warranty	164,409	145,062
Lease liabilities	139,664	116,248
Deferred income	50,973	36,638
Interest	31,988	34,033
Commitments to unconsolidated entities	26,905	22,150
Other	77,773	50,471
	$1,345,987	$1,220,235
At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Balance, beginning of year	$145,062	$157,351	$201,886
Additions - homes closed during the year	42,423	42,316	36,103
Addition - liabilities assumed	150	100	190
Increase in accruals for homes closed in prior years - net (1)	39,433	9,155	6,711
Reclassification from self-insurance accruals	—	3,618	—
Decrease to water intrusion accrual	—	(11,823)	(24,400)
Charges incurred	(62,659)	(55,655)	(63,139)
Balance, end of year	$164,409	$145,062	$157,351
(1)    The fiscal 2022 amount includes an additional $29.0 million of warranty charges expected to be recovered from our insurance carriers and suppliers, which are recorded as a receivable at October 31, 2022 and is included in “Receivables, prepaid expenses, and other assets” on our 2022 Consolidated Balance Sheet.
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
From October 31, 2016 through the second quarter of fiscal 2020, our recorded aggregate estimated repair costs to be incurred for known and unknown water intrusion claims was $324.4 million and our recorded aggregate expected recoveries from insurance carriers and suppliers were approximately $152.6 million. Based on trends in claims experience over several years and lower than anticipated repair costs, in the second fiscal quarter of 2020 and again in the fourth fiscal quarter of 2021, we reduced the aggregate estimated repair costs to be incurred for known and unknown water intrusion claims by a total of $36.2 million. Because these reductions were associated with periods in which we expect our insurance deductibles and self-insured retentions to be exhausted, we reduced our aggregate expected recoveries from insurance carriers and suppliers by a corresponding $36.2 million. Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $46.9 million at October 31, 2022 and $54.7 million at October 31, 2021. Our recorded remaining expected recoveries from insurance carriers and suppliers were approximately $2.3 million at October 31, 2022 and $5.8 million at October 31, 2021.
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

8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2022, 2021, and 2020 ($ amounts in thousands):

	2022		2021		2020
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	357,782	21.0	231,066	21.0	123,249	21.0
State tax provision, net of federal benefit	75,465	4.4	50,153	4.6	25,793	4.4
Other permanent differences	4,386	0.3	8,388	0.8	4,755	0.8
Reversal of accrual for uncertain tax positions	(1,690)	(0.1)	(993)	(0.1)	(1,749)	(0.3)
Accrued interest on anticipated tax assessments	234	—	297	—	404	0.1
Increase in unrecognized tax benefits	658	—	—	—	—	—
Excess stock compensation benefit	(3,012)	(0.2)	(4,698)	(0.4)	(3,339)	(0.6)
Energy tax credits	(22,153)	(1.3)	(24,343)	(2.2)	(11,467)	(2.0)
Other	5,556	0.3	6,818	0.6	2,631	0.5
Income tax provision*	417,226	24.5	266,688	24.2	140,277	23.9
*    Due to rounding, percentages may not add
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes, before federal benefit, will be 5.6% in fiscal 2022. Our state income tax rate, before federal benefit, was 5.8% and 5.6% in fiscal 2021 and 2020, respectively
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Federal	$343,524	$213,314	$114,204
State	73,702	53,374	26,073
	$417,226	$266,688	$140,277

Current	$513,075	$254,873	$42,497
Deferred	(95,849)	11,815	97,780
	$417,226	$266,688	$140,277
The components of income taxes payable at October 31, 2022 and 2021 are set forth below (amounts in thousands):

	2022	2021
Current	$168,548	$8,047
Deferred	122,931	207,233
	$291,479	$215,280
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Balance, beginning of year	$5,780	$6,591	$7,897
Increase in benefit as a result of tax positions taken in prior years	296	624	512
Increase in benefit as a result of tax positions taken in current year	833	—	306
Decrease in benefit as a result of lapse of statute of limitations	(1,987)	(1,435)	(2,124)
Balance, end of year	$4,922	$5,780	$6,591

The statute of limitations has expired on our federal tax returns for fiscal years through 2018. The statute of limitations for our major state tax jurisdictions remains open for examination for fiscal year 2017 and subsequent years.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2022, 2021, and 2020, and the amounts accrued for potential interest and penalties at October 31, 2022 and 2021 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2022	$296
2021	$376
2020	$512

Accrued at:
October 31, 2022	$1,157
October 31, 2021	$1,385
The components of net deferred tax assets and liabilities at October 31, 2022 and 2021 are set forth below (amounts in thousands):

	2022	2021
Deferred tax assets:
Accrued expenses	$50,164	$55,904
Impairment charges	37,418	40,410
Inventory valuation differences	41,154	29,285
Stock-based compensation expense	17,064	16,543
Amounts related to unrecognized tax benefits	203	262
State tax, net operating loss carryforwards	24,185	46,339
Other	1,691	1,877
Total assets	171,879	190,620
Deferred tax liabilities:
Capitalized interest	26,791	37,475
Deferred income	226,929	319,587
Expenses taken for tax purposes not for book	2,961	4,716
Depreciation	19,391	18,689
Deferred marketing	18,738	17,386
Total liabilities	294,810	397,853
Net deferred tax liabilities	$(122,931)	$(207,233)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2022 and 2021, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2022 and 2021, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards for 5 years to 20 years.

9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2022, we had 109.6 million shares of common stock issued and outstanding, 4.6 million shares of common stock reserved for outstanding stock options and restricted stock units, 4.9 million shares of common stock reserved for future stock option and award issuances, and 282,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2022, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. In March 2022, our Board of Directors approved an increase in the quarterly dividend from $0.17 to $0.20 per share, which was previously increased to $0.17 from $0.11 in March 2021. During the fiscal years ended October 31, 2022, 2021 and 2020, we declared and paid aggregate cash dividends of $0.77 , $0.62 and $0.44 per share, respectively, to our shareholders.
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Most recently, on May 17, 2022, our Board of Directors renewed its authorization to repurchase 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since March 10, 2020. The Board of Directors did not fix any expiration date for this repurchase program.
The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2022, 2021, and 2020:

	2022	2021	2020
Number of shares purchased (in thousands)	11,000	7,421	15,952
Average price per share	$49.34	$50.97	$39.75
Remaining authorization at October 31 (in thousands)	14,577	12,563	19,984
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

Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for fiscal years ended October 31, 2022, 2021, and 2020, were as follows (amounts in thousands):

	2022	2021	2020
Employee Retirement Plans
Beginning balance	$(6,024)	$(7,198)	$(5,831)
Gains (losses) arising during the period	9,573	152	(2,477)
Less: Tax expense	(2,424)	(316)	(852)
Net gains (losses) arising during the period	7,149	(164)	(3,329)
Gains reclassified from AOCI to net income (1)	1,805	1,801	1,491
Less: Tax (expense) benefit (2)	(455)	(463)	471
Net gains reclassified from AOCI to net income	1,350	1,338	1,962
Other comprehensive income (loss), net of tax	8,499	1,174	(1,367)
Ending balance	$2,475	$(6,024)	$(7,198)
Derivative Instruments
Beginning balance	$7,133	$—	$—
Gains on derivative instruments	37,539	9,383	—
Less: Tax expense	(9,505)	(2,408)	—
Net gains on derivative instruments	28,034	6,975	—
(Losses) gains reclassified from AOCI to net income (3)	(32)	211	—
Less: Tax benefit (expense) (2)	8	(53)	—
Net (losses) gains reclassified from AOCI to net income	(24)	158	—
Other comprehensive income, net of tax	28,010	7,133	—
Ending balance	$35,143	$7,133	$—
Total AOCI ending balance	$37,618	$1,109	$(7,198)
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our non-employee directors under our stock incentive plans. Restricted stock unit awards may be based on performance conditions, market conditions or service over a requisite time period (time-based). On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to equity awards granted after its adoption, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan out of which new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provides for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. Stock options and restricted stock units granted under the Omnibus Plan generally vest over a four-year period for employees and a two-year period for non-employee directors. Shares issued upon the exercise of a stock option or settlement of restricted stock units are either from shares held in treasury or newly issued shares. At October 31, 2022, 2021, and 2020, we had 5.0 million; 5.7 million; and 6.7 million shares, respectively, available for grant under the plans.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal year 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Total stock-based compensation expense recognized	$21,095	$23,187	$24,326
Income tax benefit recognized	$5,312	$5,910	$6,227
At October 31, 2022, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $15.5 million and the weighted-average period over which we expect to recognize such compensation costs was approximately 2.4 years.
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
The following table summarizes the weighted-average assumptions and fair value used for stock option grants in each of the fiscal years ended October 31, 2022, 2021, and 2020:

	2022	2021	2020
Expected volatility	43.65%	43.33%	27.42% - 28.30%
Weighted-average volatility	43.65%	43.33%	27.42%
Risk-free interest rate	1.23%	0.49%	1.72% - 1.78%
Expected life (years)	5.75	5.75	4.64 - 5.76
Dividends	1.01%	0.96%	1.11%
Weighted-average fair value per share of options granted	$24.36	$15.88	$9.68

The fair value of stock option grants is recognized evenly over the vesting period of the options or over the period between the grant date and the time the option becomes nonforfeitable by the employee, whichever is shorter. Information regarding the stock compensation expense related to stock options for fiscal 2022, 2021 and 2020 was as follows (amounts in thousands):

	2022	2021	2020
Stock compensation expense recognized - options	$791	$1,812	$3,144
The following table summarizes stock option activity for our plans during the fiscal year ended October 31, 2022 (amounts in thousands, except per share amounts):

	2022
	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Balance, November 1,	2,998	$34.10
Granted	9	$67.15
Exercised	(180)	$31.35
Cancelled	(4)	$43.65
Balance, October 31,	2,823	$34.37	3.19 years	$25,835
Options exercisable, at October 31,	2,657	$34.09	2.96 years	$24,843
Information pertaining to the intrinsic value of options exercised and the fair market value of options that became vested or modified in each of the fiscal years ended October 31, 2022, 2021, and 2020, is provided below (amounts in thousands):

	2022	2021	2020
Intrinsic value of options exercised	$6,179	$16,328	$23,281
Fair market value of options vested	$2,025	$3,578	$5,926
Performance-Based Restricted Stock Units:
In fiscal 2022, 2021, and 2020, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs is based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from 0% to 150% of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance vest pro-rata over a four-year period (provided the recipients continue to be employed by us as specified in the award document) or cliff-vest at the end of a three-year performance period.
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

A summary of the status of our nonvested Performance-Based RSUs as of October 31, 2022, and changes during the year ended October 31, 2022, is presented below (share amounts in thousands):

	2022	Weighted-average grant date fair value
Nonvested at November 1,	329	$35.87
Granted/Target	72	$53.45
Vested	(121)	$37.19
Nonvested at October 31,	280	$39.79

The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2022, 2021, and 2020:

	2022	2021	2020
Estimated number of shares underlying Performance-Based RSUs to be issued	71,576	128,894	116,423
Aggregate number of Performance-Based RSUs outstanding at October 31	507,604	539,592	579,115
Weighted-average fair value per share of Performance-Based RSUs issued	$45.41	$29.87	$32.55
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$6,156	$5,030	$3,790
Performance-Based RSU expense recognized (in thousands)	$4,346	$5,989	$5,986
Fair market value of Performance-Based RSUs vested (in thousands)	$4,514	$5,084	$5,638
Shares earned with respect to Performance-Based RSUs granted in December 2015, 2016, and 2017 were delivered in fiscal 2020, 2021, and 2022, respectively.
Time-Based Restricted Stock Units:
We issue time-based restricted stock units (“Time-Based RSUs”) to various officers, employees, and non-employee directors on an annual basis. These Time-Based RSUs generally vest in annual installments over a two-year (for non-employee directors) or four-year (for employees) period and are generally settled at the end of such period. The value of the Time-Based RSUs are determined to be equal to the number of shares of our common stock underlying the Time-Based RSUs multiplied by the closing price of our common stock on the NYSE on the date the Time-Based RSUs are awarded, adjusted for post-vesting restrictions applicable to retirement eligible participants. The fair value of Time-Based RSUs is expensed evenly over the shorter of the vesting period or the period between the grant date and the time the award becomes nonforfeitable by the participant.

A summary of our Time-Based RSUs nonvested shares as of October 31, 2022, and changes during the year ended October 31, 2022, is presented below (share amounts in thousands):

	2022	Weighted-average grant date fair value
Nonvested at November 1,	911	$39.45
Granted	316	$61.77
Vested	(348)	$39.96
Forfeited	(37)	$49.36
Nonvested at October 31,	842	$47.18

The following table provides additional information on the Time-Based RSUs for fiscal 2022, 2021, and 2020:

	2022	2021	2020
Time-Based RSUs issued:
Number of Time-Based RSUs issued	276,421	386,017	461,280
Weighted-average fair value per share of Time-Based RSUs issued	$45.55	$33.21	$37.43
Aggregate fair value of Time-Based RSUs issued (in thousands)	$12,591	$12,820	$17,267
Time-Based RSU expense recognized (in thousands):	$15,738	$14,531	$12,744
Fair market value of Time-Based RSUs vested (in thousands):	$13,925	$14,029	$11,837

	2022	2021	2020
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,315,303	1,312,710	1,315,371
Cumulative unamortized value of Time-Based RSUs (in thousands)	$14,902	$12,919	$10,972
Employee Stock Purchase Plan (“ESPP”)
Our ESPP enables substantially all employees to purchase our common stock at 95% of the market price of the stock on specified offering dates without restriction or at 85% of the market price of the stock on specified offering dates subject to restrictions. The ESPP, which is scheduled to terminate in December 2027, provides that 500,000 shares be reserved for purchase. At October 31, 2022, 282,000 shares were available for issuance. In fiscal 2022, 2021 and 2020, we issued 38,932 shares, 31,257 shares, and 54,235 shares under the ESPP, respectively. The expense recognized in all fiscal periods was not material.
11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2022, 2021, and 2020, is as follows (amounts in thousands):

	2022	2021	2020
Numerator:
Net income as reported	$1,286,500	$833,627	$446,624

Denominator:
Basic weighted-average shares	116,771	124,100	130,095
Common stock equivalents (1)	1,204	1,707	1,152
Diluted weighted-average shares	117,975	125,807	131,247
Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	410	166	2,141
Shares issued under stock incentive and employee stock purchase plans	507	1,011	1,541
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

12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2022 and 2021, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2022	October 31, 2021
Residential Mortgage Loans Held for Sale	Level 2	$185,150	$247,211
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$9,184	$1,782
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(17,734)	$(1,773)
Forward Loan Commitments – IRLCs	Level 2	$17,734	$1,773
Interest Rate Swap Contracts	Level 2	$45,010	$10,330
At October 31, 2022 and 2021, the carrying value of cash and cash equivalents and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of October 31, 2022 and 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
2022	$193,746	$185,150	$(8,596)
2021	$244,467	$247,211	$2,744
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
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies - Inventory,” for additional information regarding our methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. Impairments on operating communities were insignificant in each of the three fiscal years ended October 31, 2022, 2021, and 2020 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.
In fiscal 2022, 2021 and 2020, we recognized $19.7 million, $19.8 million and $31.7 million of impairment charges on land owned for future communities relating to four, six and nine communities, respectively. As of the period the impairment charges were recognized, the estimated fair value of these communities in the aggregate, net of impairment charges, were $49.5 million, $23.9 million, and $21.8 million respectively. For the majority of these communities, the estimated fair values were determined based upon the expected sales price per lot in a community sale to another builder. The range of sales price per lot utilized in determining fair values was approximately $25,000 - $500,000 per lot.
Debt
The table below provides, as of the dates indicated, the book value and estimated fair value of our debt at October 31, 2022 and 2021 (amounts in thousands):

		2022		2021
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,187,043	$1,180,893	$1,014,042	$1,021,662
Senior notes (2)	Level 1	2,000,000	1,822,255	2,409,856	2,577,818
Mortgage company loan facility (3)	Level 2	148,863	148,863	147,512	147,512
		$3,335,906	$3,152,011	$3,571,410	$3,746,992
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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $17.1 million, $15.5 million, and $6.1 million for the fiscal years ended October 31, 2022, 2021, and 2020, respectively, which is included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $35.7 million and $36.3 million at October 31, 2022 and 2021, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 5.26%, 2.27%, and 1.95% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2022, 2021, and 2020, respectively. The rates represent the approximate long-

term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2022, 2021 and 2020.
Information related to our retirement plans for each of the fiscal years ended October 31, 2022, 2021, and 2020, is as follows (amounts in thousands):

	2022	2021	2020
Plan costs:
Service cost	$261	$452	$453
Interest cost	1,055	926	1,158
Amortization of prior service cost	1,806	1,723	1,468
Amortization of unrecognized losses	—	77	23
	$3,122	$3,178	$3,102
Projected benefit obligation:
Beginning of year	$47,705	$48,374	$45,070
Plan amendments adopted during year	—	755	2,600
Service cost	261	452	453
Interest cost	1,055	926	1,158
Benefit payments	(2,544)	(1,894)	(1,636)
Change in unrecognized (gain) loss	(9,573)	(908)	729
Projected benefit obligation, end of year	$36,904	$47,705	$48,374
Unamortized prior service cost:
Beginning of year	$5,484	$6,452	$5,320
Plan amendments adopted during year	—	755	2,600
Amortization of prior service cost	(1,806)	(1,723)	(1,468)
Unamortized prior service cost, end of year	$3,678	$5,484	$6,452
Accumulated unrecognized gain (loss), October 31	$7,285	$(2,288)	$(3,273)
Accumulated benefit obligation, October 31	$36,904	$47,705	$48,374
Accrued benefit obligation, October 31	$36,904	$47,705	$48,374
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2032 in the aggregate (in thousands):

Year ending October 31,	Amount
2023	$2,780
2024	$3,108
2025	$3,381
2026	$3,629
2027	$3,614
November 1, 2027 – October 31, 2032	$16,836

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
Information regarding our land purchase contracts at October 31, 2022 and 2021, is provided in the table below (amounts in thousands):

	2022	2021
Aggregate purchase price:
Unrelated parties	$4,279,660	$4,442,804
Unconsolidated entities that the Company has investments in	42,057	9,953
Total	$4,321,717	$4,452,757
Deposits against aggregate purchase price	$463,452	$336,363
Additional cash required to acquire land	3,858,265	4,116,394
Total	$4,321,717	$4,452,757
Amount of additional cash required to acquire land included in accrued expenses	$34,994	$37,447

In addition, we expect to purchase approximately 6,700 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2022, we also had similar purchase contracts to acquire land for apartment developments of approximately $308.8 million, of which we had outstanding deposits in the amount of $9.6 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2022, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2022, we had outstanding surety bonds amounting to $796.5 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that $413.1 million of work remains on these improvements. We have an additional $274.6 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2022, we had outstanding letters of credit of $117.7 million under our Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At October 31, 2022, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At October 31, 2022, we had agreements of sale outstanding to deliver 8,098 homes with an aggregate sales value of $8.87 billion.

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
Information regarding our mortgage commitments at October 31, 2022 and 2021, is provided in the table below (amounts in thousands):

	2022	2021
Aggregate mortgage loan commitments:
IRLCs	$669,631	$528,127
Non-IRLCs	2,429,063	2,705,772
Total	$3,098,694	$3,233,899
Investor commitments to purchase:
IRLCs	$669,631	$528,127
Mortgage loans receivable	186,666	244,376
Total	$856,297	$772,503
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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheets. We elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For such leases, we do not recognize ROU assets or lease liabilities and instead recognize lease payments in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis. At October 31, 2022, ROU assets and lease liabilities were $116.7 million and $139.7 million, respectively. At October 31, 2021, ROU assets and lease liabilities were $96.3 million and $116.2 million, respectively. Payments on lease liabilities totaled $17.7 million and $19.4 million for the years ending October 31, 2022 and 2021, respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the fiscal years ending October 31, 2022, 2021, and 2020, our total lease expense was $25.6 million, $22.2 million, and $24.7 million, respectively, inclusive of variable lease costs of approximately $3.3 million, $3.1 million, and $3.1 million, respectively. Short-term lease costs and sublease income was de minimis.

Information regarding our remaining lease payments as of October 31, 2022 is provided in the table below (amounts in thousands):

Year ended October 31,
2023	$21,141
2024	19,153
2025	16,048
2026	15,112
2027	11,520
Thereafter	258,687
Total lease payments (1)	$341,661
Less: Interest (2)	201,997
Present value of lease liabilities	$139,664
(1)    Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)    Our leases do not provide a readily determinable implicit rate. Therefore, we estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 7.8 years and 4.8%, respectively, at October 31, 2022 and 8.1 years and 4.0%, respectively, at October 31, 2021.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 93.5 years and 4.5%, respectively, at October 31, 2022 and 93.4 years and 4.5%, respectively, at October 31, 2021.
15. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Income from ancillary businesses	$24,668	$36,711	$25,540
Management fee income from Land Development and Home Building Joint Ventures – net	7,968	1,646	3,636
Gain on litigation settlement – net	141,234	—	—
Directly expensed interest	—	—	(2,440)
Other	(2,493)	2,257	8,957
Total other income – net	$171,377	$40,614	$35,693
In fiscal 2022, we entered into a $192.5 million settlement agreement with Southern California Gas Company to resolve our claims associated with a natural gas leak that occurred from October 2015 through February 2016 at the Aliso Canyon underground storage facility located near certain of our communities in southern California. As a result, net of legal fees and expenses, we recorded a pre-tax gain of $148.4 million, of which $141.2 million was recorded in Other Income - net in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022. The remainder was recorded as an offset to previously incurred expenses. Coincident with this settlement, we seeded a new Toll Brothers charitable foundation with $10.0 million which was recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022.
Management fee income from Land Development and Home Building Joint Ventures - net includes fees earned by our City Living and home building operations.
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Revenues	$135,510	$139,640	$118,855
Expenses	$110,842	$102,929	$106,285
Other income	$—	$—	$12,970
In fiscal 2022, our smart home technology business recognized a $9.0 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
In fiscal 2020, we sold one of our golf club properties to a third party for $15.6 million and recognized a gain of $9.1 million. In addition, we recognized a previously deferred gain of $3.8 million related to the sale of a golf club property from fiscal 2019.
In fiscal 2022, 2021 and 2020, our apartment living operations earned fees from unconsolidated entities of $23.2 million, $20.2 million, and $14.0 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
16. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2022, 2021, and 2020 (amounts in thousands). At October 31, 2022, we concluded that our City Living operations were no longer a reportable operating segment, primarily due to its insignificance as a result of the change in structure and shift in strategy for its operations. Therefore, we concluded we have five operating segments as reflected below. Amounts reported in prior periods have been restated to conform to the fiscal 2022 presentation.

	Revenue			Income (loss) before income taxes
	2022	2021	2020	2022	2021	2020
		(restated)	(restated)		(restated)	(restated)
North	$1,853,720	$2,011,896	$1,480,187	$280,829	$313,694	$87,576
Mid-Atlantic	1,148,966	1,076,900	851,106	189,485	128,494	52,024
South	1,519,600	1,183,272	1,041,204	249,665	153,799	108,396
Mountain	2,747,783	2,003,045	1,535,757	509,512	276,360	167,554
Pacific	2,441,959	2,156,114	2,029,851	572,844	382,855	351,493
Total home building	9,712,028	8,431,227	6,938,105	1,802,335	1,255,202	767,043
Corporate and other (1)	(858)	519	(748)	(98,609)	(154,887)	(180,142)
	9,711,170	8,431,746	6,937,357	1,703,726	1,100,315	586,901
Land sales and other revenue	564,388	358,615	140,302
Total consolidated	$10,275,558	$8,790,361	$7,077,659	$1,703,726	$1,100,315	$586,901
(1) Included in our fourth quarter of fiscal 2022 is a $141.2 million net gain related to a favorable litigation settlement as further discussed in Note 15, “Other Income - Net”.
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

Total assets for each of our segments at October 31, 2022 and 2021, are shown in the table below (amounts in thousands):

	2022	2021
		(restated)
North	$1,464,995	$1,624,420
Mid-Atlantic	1,049,043	995,852
South	2,137,568	1,421,612
Mountain	2,785,603	2,397,484
Pacific	2,174,065	2,221,752
Total home building	9,611,274	8,661,120
Corporate and other	2,677,440	2,876,730
Total consolidated	$12,288,714	$11,537,850
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, deferred tax assets, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2022
North	$25,876	$125,762	$1,142,060	$1,293,698
Mid-Atlantic	50,425	245,208	700,844	996,477
South	67,173	190,081	1,570,059	1,827,313
Mountain	15,890	119,315	2,523,027	2,658,232
Pacific	81,387	128,485	1,747,734	1,957,606
Total consolidated	$240,751	$808,851	$7,683,724	$8,733,326

Balances at October 31, 2021		(restated)	(restated)	(restated)
North	$24,791	$202,273	$1,229,298	$1,456,362
Mid-Atlantic	51,267	109,693	776,746	937,706
South	34,567	44,304	1,135,370	1,214,241
Mountain	40,483	85,631	2,126,863	2,252,977
Pacific	34,548	122,836	1,897,214	2,054,598
Total consolidated	$185,656	$564,737	$7,165,491	$7,915,884
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2022, 2021, and 2020, are shown in the table below (amounts in thousands):

	2022	2021	2020
		(restated)
North	$11,860	$12,194	$28,352
Mid-Atlantic	3,369	12,022	17,905
South	3,391	662	2,869
Mountain	4,091	379	790
Pacific	10,030	1,278	5,967
Total consolidated	$32,741	$26,535	$55,883

The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2022	2021	2022	2021	2020
		(restated)		(restated)	(restated)
North	$49,385	$12,944	$1,068	$(641)	$(7,674)
Mid-Atlantic	26,171	27,313	(405)	5,953	(11)
South	174,901	128,777	20,065	12,619	14,012
Mountain	53,046	14,612	494	—	381
Pacific	89,196	73,066	248	(17)	1,280
Total home building	392,699	256,712	21,470	17,914	7,988
Corporate and other	459,615	342,389	2,253	56,121	(7,040)
Total consolidated	$852,314	$599,101	$23,723	$74,035	$948
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.
17. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2022, 2021 and 2020 (amounts in thousands):

	2022	2021	2020
Cash flow information:
Income tax paid - net	$350,650	$229,742	$46,687
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$273,893	$174,726	$158,435
Increase in receivables, prepaid expenses, and other assets and accrued expenses related to the adoption of ASU 2016-02 and other lease activity	$—	$—	$122,269
Reclassification from inventory to property, construction, and office equipment - net	$—	$39,309	$16,558
Transfer of inventory to investment in unconsolidated entities	$46,019	$50,841	$13,690
Transfer of other assets to investment in unconsolidated entities, net	$100,123	$94,332	$52,345
Transfer of other assets to property, construction, and office equipment - net	$16,168	$—	$—
Unrealized gain on derivatives	$34,680	$10,330	$—

Business Acquisitions:
Fair value of assets purchased	$—	$—	$63,854
Liabilities assumed	$—	$—	$3,505
Cash paid	$—	$—	$60,349

	At October 31,
	2022	2021	2020
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,346,754	$1,638,494	$1,370,944
Restricted cash included in receivables, prepaid expenses, and other assets	$51,796	$45,918	$25,660
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,398,550	$1,684,412	$1,396,604

18. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2022:
Revenue:
Home sales	$3,580,952	$2,256,337	$2,186,529	$1,687,352
Land sales and other	$131,182	$238,465	$91,012	$103,729
Gross profit:
Home sales	$963,038	$585,634	$527,264	$397,825
Land sales and other	$1,571	$8,904	$(1,969)	$4,112
Income before income taxes (1)	$841,144	$365,951	$295,815	$200,816
Net income (1)	$640,536	$273,467	$220,593	$151,904
Earnings per share (2)
Basic	$5.67	$2.37	$1.87	$1.26
Diluted	$5.63	$2.35	$1.85	$1.24
Weighted-average number of shares
Basic	112,914	115,334	117,839	120,996
Diluted	113,793	116,326	118,925	122,858

Fiscal 2021:
Revenue:
Home sales	$2,950,417	$2,234,365	$1,836,260	$1,410,704
Land sales and other	$90,963	$21,116	$93,864	$152,672
Gross profit
Home sales	$694,373	$508,241	$401,767	$288,911
Land sales and other	$4,490	$2,407	$1,773	$40,938
Income before income taxes	$499,689	$303,395	$169,826	$127,405
Net income	$374,330	$234,932	$127,866	$96,499
Earnings per share (2)
Basic	$3.06	$1.90	$1.03	$0.77
Diluted	$3.02	$1.87	$1.01	$0.76
Weighted-average number of shares
Basic	122,218	123,826	124,295	126,060
Diluted	124,057	125,610	125,999	127,562
(1) Included in our fourth quarter of fiscal 2022 is a $141.2 million net gain related to a favorable litigation settlement as further discussed in Note 15, “Other Income - Net”.
(2) Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.