Form 10-Q
period 2023-01-31
Toll Brothers, Inc.
filed 2023-03-02
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2023
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
At February 28, 2023, there were approximately 110,733,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2023	October 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$791,609	$1,346,754
Inventory (1)	9,099,485	8,733,326
Property, construction, and office equipment – net	293,727	287,827
Receivables, prepaid expenses, and other assets	675,662	747,228
Mortgage loans held for sale – at fair value	82,518	185,150
Customer deposits held in escrow	132,933	136,115
Investments in unconsolidated entities (1)	908,949	852,314
	$11,984,883	$12,288,714
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,145,646	$1,185,275
Senior notes	1,995,439	1,995,271
Mortgage company loan facility	71,187	148,863
Customer deposits	665,431	680,588
Accounts payable	510,491	619,411
Accrued expenses	1,250,546	1,345,987
Income taxes payable	129,149	291,479
Total liabilities	5,767,889	6,266,874
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at January 31, 2023 and October 31, 2022	1,279	1,279
Additional paid-in capital	696,115	716,786
Retained earnings	6,335,574	6,166,732
Treasury stock, at cost — 17,165 and 18,312 shares at January 31, 2023 and October 31, 2022, respectively	(865,775)	(916,327)
Accumulated other comprehensive income ("AOCI")	34,154	37,618
Total stockholders’ equity	6,201,347	6,006,088
Noncontrolling interest	15,647	15,752
Total equity	6,216,994	6,021,840
	$11,984,883	$12,288,714
(1)    As of January 31, 2023 and October 31, 2022, inventory or investments in unconsolidated entities include $91.3 million and $81.3 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2023	2022
Revenues:
Home sales	$1,749,422	$1,687,352
Land sales and other	30,747	103,729
	1,780,169	1,791,081

Cost of revenues:
Home sales	1,300,923	1,289,527
Land sales and other	42,435	99,617
	1,343,358	1,389,144
Selling, general and administrative	211,497	226,870
Income from operations	225,314	175,067
Other:
(Loss) income from unconsolidated entities	(4,433)	22,037
Other income – net	32,915	3,712
Income before income taxes	253,796	200,816
Income tax provision	62,266	48,912
Net income	$191,530	$151,904

Other comprehensive (loss) income – net of tax	(3,464)	4,702
Total comprehensive income	$188,066	$156,606

Per share:
Basic earnings	$1.72	$1.26
Diluted earnings	$1.70	$1.24

Weighted-average number of shares:
Basic	111,397	120,996
Diluted	112,336	122,858

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2023 and 2022:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2022	$1,279	$716,786	$6,166,732	$(916,327)	$37,618	$15,752	$6,021,840
Net income			191,530				191,530
Purchase of treasury stock				(9,357)			(9,357)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(35,055)		59,909			24,854
Stock-based compensation		14,384					14,384
Dividends declared			(22,688)				(22,688)
Other comprehensive loss					(3,464)		(3,464)
Loss attributable to non-controlling interest						(105)	(105)
Balance, January 31, 2023	$1,279	$696,115	$6,335,574	$(865,775)	$34,154	$15,647	$6,216,994

Balance, October 31, 2021	$1,279	$714,453	$4,969,839	$(391,656)	$1,109	$45,431	$5,340,455
Net income			151,904				151,904
Purchase of treasury stock				(185,768)			(185,768)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(16,510)		13,806			(2,704)
Stock-based compensation		13,615					13,615
Dividends declared			(20,902)				(20,902)
Other comprehensive income					4,702		4,702
Income attributable to non-controlling interest						21	21
Capital contributions – net						127	127
Balance, January 31, 2022	$1,279	$711,558	$5,100,841	$(563,618)	$5,811	$45,579	$5,301,450

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2023	2022
Cash flow used in operating activities:
Net income	$191,530	$151,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,482	14,679
Stock-based compensation	14,384	13,615
Loss (income) from unconsolidated entities	4,433	(22,037)
Distributions of earnings from unconsolidated entities	1,460	23,502
Deferred tax provision	3,307	2,408
Inventory impairments and write-offs	8,004	2,233
Land impairments	13,000	—
Other	1,462	2,372
Changes in operating assets and liabilities:
Inventory	(353,284)	(565,482)
Origination of mortgage loans	(290,474)	(412,955)
Sale of mortgage loans	399,744	520,370
Receivables, prepaid expenses, and other assets	25,875	(6,557)
Current income taxes – net	(164,463)	(48,074)
Customer deposits – net	(11,975)	77,618
Accounts payable and accrued expenses	(216,249)	(34,294)
Net cash used in operating activities	(357,764)	(280,698)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(19,738)	(18,475)
Investments in unconsolidated entities	(74,550)	(109,866)
Return of investments in unconsolidated entities	15,866	65,792
Proceeds from the sale of assets	9,041	—
Other	—	194
Net cash used in investing activities	(69,381)	(62,355)
Cash flow used in financing activities:
Proceeds from loans payable	703,990	766,858
Principal payments of loans payable	(829,134)	(822,142)
Redemption of senior notes	—	(409,856)
Proceeds (payments) related to stock-based benefit plans – net	24,857	(2,701)
Purchase of treasury stock	(9,357)	(128,069)
Dividends paid	(22,878)	(21,077)
Payments related to noncontrolling interest – net	—	(61)
Net cash used in financing activities	(132,522)	(617,048)
Net decrease in cash, cash equivalents, and restricted cash	(559,667)	(960,101)
Cash, cash equivalents, and restricted cash, beginning of period	1,398,550	1,684,412
Cash, cash equivalents, and restricted cash, end of period	$838,883	$724,311

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2022 balance sheet amounts and disclosures have been derived from our October 31, 2022 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (“2022 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of January 31, 2023; the results of our operations and changes in equity for the three-month periods ended January 31, 2023 and 2022; and our cash flows for the three-month periods ended January 31, 2023 and 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions may prove to be incorrect for a variety of reasons, whether as a result of the risks and uncertainties our business is subject to or for other reasons. In times of economic disruption when uncertainty regarding future economic conditions is heightened, our estimates and assumptions are subject to greater variability. Actual results could differ from the estimates and assumptions we make and such differences may be material.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2023, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $665.4 million and $680.6 million at January 31, 2023 and October 31, 2022, respectively. Of the outstanding customer deposits held as of October 31, 2022, we recognized $122.9 million in home sales revenues during the three months ended January 31, 2023. Of the outstanding customer deposits held as of October 31, 2021, we recognized $110.9 million in home sales revenues during the three months ended January 31, 2022.
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our high-rise urban luxury condominium buildings. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848),” as amended by ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022 (“ASC 848”), directly addressing the effects of reference rate reform on financial reporting as a result of the cessation of the publication of certain London Interbank Offered Rate (“LIBOR”) rates beginning December 31, 2021. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform by virtue of referencing LIBOR or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020 and can be adopted no later than December 31, 2024, with early adoption permitted. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance on our consolidated financial statements and may apply other elections as applicable as additional changes in the market occur.

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2023 presentation.
2. Inventory
Inventory at January 31, 2023 and October 31, 2022 consisted of the following (amounts in thousands):

	January 31, 2023	October 31, 2022
Land controlled for future communities	$229,844	$240,751
Land owned for future communities	850,056	808,851
Operating communities	8,019,585	7,683,724
	$9,099,485	$8,733,326
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2023	2022
Land controlled for future communities	$2,604	$793
Land owned for future communities	—	1,440
Operating communities	5,400	—
	$8,004	$2,233
We have also recognized $13.0 million of land impairment charges on land held for sale included in land sales and other cost of revenues during the three-month period ended January 31, 2023. No similar charges were recognized during the three-month period ended January 31, 2022.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2023, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2023, we determined that 228 land purchase contracts, with an aggregate purchase price of $3.67 billion, on which we had made aggregate deposits totaling $408.9 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2022, we determined that 237 land purchase contracts, with an aggregate purchase price of $3.89 billion, on which we had made aggregate deposits totaling $417.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended January 31,
	2023	2022
Interest capitalized, beginning of period	$209,468	$253,938
Interest incurred	36,854	31,005
Interest expensed to home sales cost of revenues	(25,080)	(32,437)
Interest expensed to land sales and other cost of revenues	(3,477)	(3,409)
Interest capitalized on investments in unconsolidated entities	(2,463)	(1,290)
Previously capitalized interest transferred to investments in unconsolidated entities	(244)	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	139	135
Interest capitalized, end of period	$215,197	$247,942
During the three months ended January 31, 2023 and 2022, we recognized approximately $(3.8) million and $274,000 of net (gains) losses related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $(362,000) and $76,000 of net (gains) losses were reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively.
3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments ranges from 5.0% to 50%. These entities are structured as joint ventures and either: (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”); or (iv) provide financing and land banking to residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”).
The table below provides information as of January 31, 2023, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	16	3	42	4	65
Investment in unconsolidated entities (1)	$355,513	$66,555	$469,358	$17,523	$908,949
Number of unconsolidated entities with funding commitments by the Company	10	1	20	1	32
Company’s remaining funding commitment to unconsolidated entities (2)	$218,343	$1,255	$76,914	$11,791	$308,303
(1)    Our total investment includes $103.2 million related to 13 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $199.0 million as of January 31, 2023. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $104.0 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	2	37	50
Aggregate loan commitments	$576,959	$219,650	$3,502,133	$4,298,742
Amounts borrowed under loan commitments	$467,999	$40,355	$1,923,967	$2,432,321
The table below provides information at October 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	10	2	35	47
Aggregate loan commitments	$557,185	$219,650	$3,317,261	$4,094,096
Amounts borrowed under loan commitments	$444,306	$17,583	$1,774,567	$2,236,456
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during the three-months ended January 31, 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	1
Investment balance at January 31, 2023	$8,676	$3,215
The table below provides information on joint ventures entered into during the three-months ended January 31, 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	2	4	1
Investment balance at January 31, 2022	$13,557	$47,569	$1,641

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In connection with these sales, we recognized a gain of $21.0 million in the three-month period ended January 31, 2022. No similar gains were recognized in the three-month period ended January 31, 2023. These gains are included in “Income from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income.
There were no other-than-temporary impairment charges recognized during the three-month periods ended January 31, 2023 and 2022.
In our first quarters of fiscal 2023 and 2022, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $16.7 million and $23.8 million, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $8.2 million and $78.0 million in our first quarters of fiscal 2023 and 2022, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we have guaranteed portions of debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity or its partners.
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
We believe that, as of January 31, 2023, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	January 31, 2023	October 31, 2022
Loan commitments in the aggregate	$3,044,300	$2,858,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$627,300	$597,800
Debt obligations borrowed in the aggregate	$1,288,500	$1,110,900
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$418,800	$390,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$18,200	$16,900
Terms of guarantees	1 month - 4.0 years	1 month - 3.7 years
(1)    At January 31, 2023 and October 31, 2022, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $95.0 million and $95.0 million, respectively, related to our unconsolidated Joint Venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. In addition, they do not include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.

Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above.

The table below provides information as of January 31, 2023 and October 31, 2022, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	January 31, 2023	October 31, 2022
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		6	5
Carrying value of consolidated VIEs assets	Inventory or investments in unconsolidated entities	$91,300	$81,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,600	$9,700
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 80% to 98%.
As shown above, we are the primary beneficiary of certain VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan. For other VIEs, we are not the primary beneficiary because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIEs’ other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all partners. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other partners.
Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	January 31, 2023	October 31, 2022
Cash and cash equivalents	$245,014	$254,884
Inventory	1,311,563	1,256,215
Loans receivable – net	48,342	48,217
Rental properties	1,795,600	1,702,690
Rental properties under development	1,498,838	1,413,607
Other assets	361,197	305,250
Total assets	$5,260,554	$4,980,863
Debt – net of deferred financing costs	$2,421,511	$2,248,754
Other liabilities	393,811	399,818
Partners’ equity	2,445,232	2,332,291
Total liabilities and equity	$5,260,554	$4,980,863
Company’s net investment in unconsolidated entities (1)	$908,949	$852,314
(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $17.5 million and $18.5 million as of January 31, 2023 and October 31, 2022, respectively, and these differences are primarily a result of unrealized gains on our retained joint venture interests; distributions from entities in excess of the carrying amount of our net investment; interest capitalized on our investments; other than temporary impairments we have recognized; gains recognized from the sale of our ownership interests; and the estimated fair value of the guarantees provided to the joint ventures.

Condensed Combined Statements of Operations:

	Three months ended January 31,
	2023	2022
Revenues	$109,270	$155,752
Cost of revenues	59,353	108,483
Other expenses	63,074	43,603
Total expenses	122,427	152,086
Loss on disposition of loans and real estate owned	—	(113)
(Loss) income from operations	(13,157)	3,553
Other (loss) income (2)	(1,356)	33,347
(Loss) income before income taxes	(14,513)	36,900
Income tax (benefit) expense	(18)	83
Net (loss) income	(14,495)	36,817
Company’s (loss) income from unconsolidated entities (3)	$(4,433)	$22,037
(2)     The three months ending January 31, 2022 includes $29.9 million related to the sale of an asset by one Rental Property Joint Venture.
(3)    Differences between our (loss) income from unconsolidated entities and the underlying net (loss) income of the entities are primarily a result of distributions from entities in excess of the carrying amount of our investment; promote earned on the gains recognized by joint ventures and those promoted cash flows being distributed; other than temporary impairments we have recognized; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.
4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2023 and October 31, 2022, consisted of the following (amounts in thousands):

	January 31, 2023	October 31, 2022
Expected recoveries from insurance carriers and others	$36,654	$41,527
Improvement cost receivable	61,236	60,812
Escrow cash held by our wholly owned captive title company	47,274	51,796
Properties held for rental apartment and commercial development	230,691	224,593
Prepaid expenses	35,396	44,307
Right-of-use asset	121,381	116,660
Derivative assets	40,298	71,929
Other	102,732	135,604
	$675,662	$747,228

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2023 and October 31, 2022, loans payable consisted of the following (amounts in thousands):

	January 31, 2023	October 31, 2022
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	497,284	537,043
Deferred issuance costs	(1,638)	(1,768)
	$1,145,646	$1,185,275
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On October 31, 2021, we entered into term loan extension agreements to extend the maturity date of $548.4 million of outstanding term loans from November 1, 2025 to November 1, 2026, with the remainder of the term loans remaining due November 1, 2025. At January 31, 2023, other than $101.6 million of term loans that were scheduled to mature on November 1, 2025, there were no payments required before the final maturity date on the Term Loan Facility. At January 31, 2023, the interest rate on the Term Loan Facility was 5.37% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
On February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025. In addition, this amendment replaced the LIBOR-based interest rate provisions applicable to borrowings under the Term Loan Facility with Secured Overnight Financing Rate (“SOFR”)-based interest rate provisions.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread at January 31, 2023 was 0.80%. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
At January 31, 2023, we had a $1.905 billion, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. On October 31, 2021, we entered into extension letter agreements which extended the maturity date of $1.78 billion of the revolving loans and commitments under the Revolving Credit Facility from November 1, 2025 to November 1, 2026, with the remainder of the revolving loans and commitments terminating on November 1, 2025. We and substantially all of our 100%-owned home building subsidiaries were guarantors under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at January 31, 2023, our maximum leverage ratio, as defined, was not permitted to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth, as defined, of no less than approximately $4.00 billion. Under the terms of the Revolving Credit Facility, at January 31, 2023, our leverage ratio was approximately 0.38 to 1.00, and our tangible net worth was approximately $6.15 billion. Based upon the terms of the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.55 billion as of January 31, 2023. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.15 billion as of January 31, 2023.
At January 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $120.4 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At January 31, 2023, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 5.67% per annum.
On February 14, 2023, we entered into a new five-year senior unsecured revolving credit facility with a syndicate of banks that is scheduled to terminate on February 14, 2028. The new agreement provides for a revolving credit facility with committed borrowing capacity of $1.905 billion. The terms of the new credit facility are substantially the same as those of the Revolving Credit Facility, except that the LIBOR-based interest rate provisions have been replaced with SOFR-based provisions. As with the Revolving Credit Facility, Toll Brothers, Inc. and substantially all of its home building subsidiaries are guarantors of the borrower’s obligations under the new credit facility. In connection with the execution of the new revolving credit facility, the Revolving Credit Facility was terminated.

Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2023, the weighted-average interest rate on “Loans payable – other” was 4.19% per annum.
Senior Notes
At January 31, 2023, we had five issues of senior notes outstanding with an aggregate principal amount of $2.00 billion.
In our first quarter of fiscal 2022, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBMC. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. In April 2022, the Warehousing Agreement was amended and restated to extend the expiration date to March 31, 2023 and borrowings thereunder bear interest at the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus 1.75% per annum (with a BSBY floor of 0.50%). At January 31, 2023, the interest rate on the Warehousing Agreement was 6.26% per annum.
6. Accrued Expenses
Accrued expenses at January 31, 2023 and October 31, 2022 consisted of the following (amounts in thousands):

	January 31, 2023	October 31, 2022
Land, land development, and construction	$352,549	$334,975
Compensation and employee benefits	147,807	223,609
Escrow liability associated with our wholly owned captive title company	40,965	44,115
Self-insurance	251,529	251,576
Warranty	156,895	164,409
Lease liabilities	143,714	139,664
Deferred income	46,540	50,973
Interest	34,654	31,988
Commitments to unconsolidated entities	28,276	26,905
Other	47,617	77,773
	$1,250,546	$1,345,987
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2023	2022
Balance, beginning of period	$164,409	$145,062
Additions – homes closed during the period	7,186	9,455
Change in accruals for homes closed in prior years – net	2,096	2,957
Charges incurred	(16,796)	(14,431)
Balance, end of period	$156,895	$143,043
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware. Our recorded estimated repair costs to resolve these claims were approximately $45.6 million at January 31, 2023 and $46.9 million at October 31, 2022, and are included in the Warranty accrued expense above. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
7. Income Taxes
We recorded income tax provisions of $62.3 million and $48.9 million for the three months ended January 31, 2023 and 2022, respectively. The effective tax rate was 24.5% for the three months ended January 31, 2023, compared to 24.4% for the three months ended January 31, 2022. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, and excess tax benefits related to stock-based compensation.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2023 will be approximately 5.7%. Our state income tax rate for the full fiscal year 2022 was 5.6%.
At January 31, 2023, we had $5.3 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended January 31,
	2023	2022
Total stock-based compensation expense recognized	$14,384	$13,615
Income tax benefit recognized	$3,638	$3,413
At January 31, 2023 and October 31, 2022, the aggregate unamortized value of unvested stock-based compensation awards was approximately $25.7 million and $15.5 million, respectively.
9. Stockholders’ Equity
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions. Most recently, on May 17, 2022, our Board of Directors renewed its authorization to repurchase 20 million shares of our common stock. Shares may be repurchased for general corporate purposes, including to obtain shares for the Company’s equity awards and other employee benefit plans. The Board of Directors did not fix any expiration date for this repurchase program.

The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2023	2022
Number of shares purchased (in thousands)	187	3,013
Average price per share	$49.95	$61.65
Remaining authorization at January 31 (in thousands)	14,389	9,550
Cash Dividends
During the three months ended January 31, 2023 and 2022, we declared and paid cash dividends of $0.20 and $0.17 per share, respectively, to our shareholders.
Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2023	2022
Employee Retirement Plans
Beginning balance	$2,475	$(6,024)
Gains reclassified from AOCI to net income (1)	23	451
Less: Tax benefit (2)	(6)	(113)
Net gains reclassified from AOCI to net income	17	338
Other comprehensive income – net of tax	17	338
Ending balance	$2,492	$(5,686)
Derivative Instruments
Beginning balance	$35,143	$7,133
(Losses) gains on derivative instruments	(4,297)	5,748
Less: Tax benefit (expense)	1,086	(1,441)
Net (losses) gains on derivative instruments	(3,211)	4,307
(Losses) gains reclassified from AOCI to net income (3)	(362)	76
Less: Tax expense (benefit) (2)	92	(19)
Net (gains) losses reclassified from AOCI to net income	(270)	57
Other comprehensive (loss) income – net of tax	(3,481)	4,364
Ending balance	$31,662	$11,497

Total AOCI ending balance	$34,154	$5,811
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

10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2023	2022
Numerator:
Net income as reported	$191,530	$151,904

Denominator:
Basic weighted-average shares	111,397	120,996
Common stock equivalents (1)	939	1,862
Diluted weighted-average shares	112,336	122,858

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	501	204
Shares issued under stock incentive and employee stock purchase plans	1,334	408
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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2023	October 31, 2022
Residential Mortgage Loans Held for Sale	Level 2	$82,518	$185,150
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$1,032	$9,184
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(2,359)	$(17,734)
Forward Loan Commitments — IRLCs	Level 2	$2,359	$17,734
Interest Rate Swap Contracts	Level 2	$36,907	$45,010
At January 31, 2023 and October 31, 2022, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At January 31, 2023	$84,475	$82,518	$(1,957)
At October 31, 2022	$193,746	$185,150	$(8,596)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2022 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were insignificant during the three-month periods ended January 31, 2023 and 2022 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.
Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		January 31, 2023		October 31, 2022
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,147,284	$1,136,368	$1,187,043	$1,180,893
Senior notes (2)	Level 1	2,000,000	1,920,095	2,000,000	1,822,255
Mortgage company loan facility (3)	Level 2	71,187	71,187	148,863	148,863
		$3,218,471	$3,127,650	$3,335,906	$3,152,011
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
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2023	2022
(Loss) income from ancillary businesses	$(2,949)	$1,960
Management fee income from Land Development and Home Building Joint Ventures – net	1,403	1,338
Gain on litigation settlements – net	27,683	—
Other	6,778	414
Total other income – net	$32,915	$3,712
Management fee income from Land Development and Home Building Joint Ventures - net includes fees earned by our home building operations.

Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2023	2022
Revenues	$27,907	$27,697
Expenses	$30,856	$25,737
In the three-month periods ended January 31, 2023 and 2022, our apartment living operations earned fees from unconsolidated entities of $6.2 million and $4.8 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
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
Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2023	October 31, 2022
Aggregate purchase price:
Unrelated parties	$4,009,091	$4,279,660
Unconsolidated entities that the Company has investments in	44,753	42,057
Total	$4,053,844	$4,321,717

Deposits against aggregate purchase price	$446,989	$463,452
Additional cash required to acquire land	3,606,855	3,858,265
Total	$4,053,844	$4,321,717
Amount of additional cash required to acquire land included in accrued expenses	$56,733	$34,994
In addition, we expect to purchase approximately 7,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2023, we also had purchase contracts to acquire land for apartment developments of approximately $278.7 million, of which we had outstanding deposits in the amount of $11.8 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2023, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2023, we had outstanding surety bonds amounting to $812.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $371.5 million of work remains on these improvements. We have an additional $271.3 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.

At January 31, 2023, we had outstanding letters of credit of $120.4 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At January 31, 2023, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At January 31, 2023, we had agreements of sale outstanding to deliver 7,733 homes with an aggregate sales value of $8.58 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2023	October 31, 2022
Aggregate mortgage loan commitments:
IRLCs	$588,052	$669,631
Non-IRLCs	2,105,078	2,429,063
Total	$2,693,130	$3,098,694
Investor commitments to purchase:
IRLCs	$588,052	$669,631
Mortgage loans held for sale	73,974	186,666
Total	$662,026	$856,297
14. Information on Segments
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

At October 31, 2022, we concluded that our City Living operations were no longer a reportable operating segment, primarily due to their insignificance as a result of the change in structure and shift in strategy. Amounts reported in prior periods have been restated to conform to the fiscal 2023 presentation. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows for the periods presented.
Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2023	2022
		(restated)
Revenues:
North	$322,794	$355,134
Mid-Atlantic	189,117	242,877
South	392,881	243,519
Mountain	480,212	462,300
Pacific	364,768	384,949
Total home building	1,749,772	1,688,779
Corporate and other	(350)	(1,427)
	1,749,422	1,687,352
Land sales and other revenues	30,747	103,729
Total consolidated	$1,780,169	$1,791,081

Income (loss) before income taxes:
North	$36,634	$45,667
Mid-Atlantic	22,923	33,448
South	52,446	22,577
Mountain	87,304	71,011
Pacific	78,978	63,055
Total home building	278,285	235,758
Corporate and other	(24,489)	(34,942)
Total consolidated	$253,796	$200,816

“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium business, and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2023	October 31, 2022
North	$1,426,233	$1,464,995
Mid-Atlantic	1,095,413	1,049,043
South	2,309,441	2,137,568
Mountain	2,816,386	2,785,603
Pacific	2,326,785	2,174,065
Total home building	9,974,258	9,611,274
Corporate and other	2,010,625	2,677,440
Total consolidated	$11,984,883	$12,288,714
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, and our mortgage and title subsidiaries.
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended January 31,
	2023	2022
		(restated)
North	$141	$325
Mid-Atlantic	1,240	441
South	451	143
Mountain	131	102
Pacific	6,041	1,222
Total consolidated	$8,004	$2,233
We have also recognized $13.0 million of land impairment charges included in land sales and other cost of revenues during the three-month period ended January 31, 2023, of which $2.7 million and $10.3 million, were in our North and Mid-Atlantic segments, respectively. No similar charges were recognized during the three-month period ended January 31, 2022.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2023	2022
Cash flow information:
Income tax paid – net	$223,424	$94,577
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$33,086	$123,176
Accrued treasury share purchases	$—	$57,699
Transfer of other assets to investment in unconsolidated entities, net	$2,115	$36,154
Transfer of other assets to property, construction and office equipment - net	$10,518	$—
Unrealized (loss) gain on derivatives	$(8,103)	$6,022

	At January 31,
	2023	2022
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$791,609	$671,365
Restricted cash included in receivables, prepaid expenses, and other assets	47,274	52,946
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$838,883	$724,311

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (“2022 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2022 Form 10-K.
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended January 31, 2023, home sales revenue increased 4% as compared to the three months ended January 31, 2022. In the quarter, we delivered 1,826 homes with an average delivered price of $958,100, as compared to 1,929 delivered homes at an average price of $874,700 in the first quarter of fiscal 2022. The increase in average delivered price and home sales revenues in the three months ended January 31, 2023 reflects the strong demand for our homes that existed through the first half of fiscal 2022, as many of the homes delivered in our first quarter were contracted prior to the softening in demand in the latter half of fiscal 2022.
In the three months ended January 31, 2023, we signed 1,461 net contracts with an aggregate value of $1.45 billion as compared to 2,929 net contracts with an aggregate value of $2.99 billion in the three months ended January 31, 2022, representing decreases of 50% in units and 51% in dollars, respectively. The decline in net signed contracts was due to a softer demand environment compared to the prior year period. We primarily attribute this decline to the steep increases in mortgage rates that occurred over the course of 2022, as well as uncertainty regarding the direction of the economy resulting from higher inflation, the rise in mortgage rates and other macro-economic conditions. Although mortgage rates continue to fluctuate, the average 30-year fixed mortgage rate has declined from its recent peak above 7% in November 2022. In addition, other economic indicators have improved since the fall of 2022, including the consumer price and confidence indices. As a result of these improved conditions, as well as the impact of seasonal trends and additional incentives, we experienced an increase in buyer traffic and demand at the start of calendar 2023. It is unclear whether this demand improvement will continue into the foreseeable future. Over the long term, we believe that the housing market will continue to benefit from strong fundamentals, including demographic and migration trends and an overall shortage of homes in the United States.
Our backlog at January 31, 2023 was 7,733 homes and $8.58 billion, down 32% in units and 21% in dollars as compared to our backlog at January 31, 2022. We continue to experience extended build times (the time it takes from contract signing to delivery of the completed home) due to the impacts of supply chain, labor and other disruptions that characterized the home construction industry during fiscal 2022. However, with a weaker demand environment compared to one year ago and fewer home starts in the overall market, we expect these disruptions to recede. We have seen slight improvement in build times during the three months ended January 31, 2023.
Financial and Operational Highlights
In the three-month period ended January 31, 2023, we recognized $1.78 billion of revenues, consisting of $1.75 billion of home sales revenues and $30.7 million of land sales and other revenues, and net income of $191.5 million, as compared to $1.79 billion of revenues, consisting of $1.69 billion of home sales revenues and $103.7 million of land sales and other revenues, and $151.9 million of net income in the three-month period ended January 31, 2022.
In the three-month periods ended January 31, 2023 and 2022, the value of net contracts signed was $1.45 billion (1,461 homes) and $2.99 billion (2,929 homes), respectively.
The value of our backlog at January 31, 2023 was $8.58 billion (7,733 homes), as compared to our backlog at January 31, 2022 of $10.80 billion (11,302 homes). Our backlog at October 31, 2022 was $8.87 billion (8,098 homes), as compared to backlog of $9.50 billion (10,302 homes) at October 31, 2021.
At January 31, 2023, we had $791.6 million of cash and cash equivalents on hand and approximately $1.79 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”). At January 31, 2023, we had no borrowings and we had approximately $120.4 million of outstanding letters of credit under the Revolving Credit Facility. On February 14,

2023, we entered into a new $1.905 billion senior unsecured revolving credit facility that replaces the Revolving Credit Facility and is scheduled to terminate on February 14, 2028. In addition, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
At January 31, 2023, we owned or controlled through options approximately 71,300 home sites, as compared to approximately 76,000 at October 31, 2022; and approximately 80,900 at October 31, 2021. Of the approximately 71,300 total home sites that we owned or controlled through options at January 31, 2023, we owned approximately 36,900 and controlled approximately 34,400 through options. Of the 36,900 home sites owned, approximately 17,400 were substantially improved. In addition, as of January 31, 2023, we expect to purchase approximately 7,200 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2023, we were selling from 328 communities, compared to 348 at October 31, 2022; and 325 at January 31, 2022.
At January 31, 2023, our total stockholders’ equity and our debt to total capitalization ratio were $6.20 billion and 0.34 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2023 and 2022 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2023	2022	% Change
Revenues:
Home sales	$1,749.4	$1,687.4	4%
Land sales and other	30.7	103.7
	1,780.2	1,791.1	(1)%
Cost of revenues:
Home sales	1,300.9	1,289.5	1%
Land sales and other	42.4	99.6
	1,343.4	1,389.1	(3)%
Selling, general and administrative	211.5	226.9	(7)%
Income from operations	225.3	175.1	29%
Other
(Loss) income from unconsolidated entities	(4.4)	22.0	(120)%
Other income – net	32.9	3.7	787%
Income before income taxes	253.8	200.8	26%
Income tax provision	62.3	48.9	27%
Net income	$191.5	$151.9	26%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.4%	76.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	138.0%	96.0%
SG&A as a percentage of home sale revenues	12.1%	13.4%
Effective tax rate	24.5%	24.4%

Deliveries – units	1,826	1,929	(5)%
Deliveries – average delivered price (in ‘000s)	$958.1	$874.7	10%

Net contracts signed – value	$1,454.3	$2,993.0	(51)%
Net contracts signed – units	1,461	2,929	(50)%
Net contracts signed – average contracted price (in ‘000s)	$995.4	$1,021.9	(3)%

	At January 31,
	2023	2022	% Change
Backlog – value	$8,584.8	$10,804.9	(21)%
Backlog – units	7,733	11,302	(32)%
Backlog – average contracted price (in ‘000s)	$1,110.2	$956.0	16%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreement of sale related to such options was signed.

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the three months ended January 31, 2023, as compared to the three months ended January 31, 2022, was attributable to a 10% increase in the average price of homes delivered, offset, in part, by a 5% decrease in the number of homes delivered. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, most notably in the Mid-Atlantic region.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended January 31, 2023, as compared to the three months ended January 31, 2022, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, offset, in part, by higher inventory impairment charges in the fiscal 2023 period. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2023 period. In the three months ended January 31, 2023 and 2022, interest expense, as a percentage of home sales revenues, was 1.4% and 1.9%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The increase in land sales and other cost of revenues as a percentage of land sales and other revenues was primarily due to $13.0 million of impairment charges recognized in the fiscal 2023 period in connection with planned land sales.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending decreased by $15.4 million in the fiscal 2023 three-month period, as compared to the fiscal 2022 three-month period. As a percentage of home sales revenues, SG&A was 12.1% in the fiscal 2023 period, as compared to 13.4% in the fiscal 2022 period. The dollar decrease in SG&A was primarily due to reduced sales and marketing costs. The decrease in SG&A as a percentage of revenues was due to revenues increasing 4% in the fiscal 2023 period, while SG&A spending decreased 7%. The reduction in SG&A, as a percentage of revenues, was primarily due to reduced commissions and marketing costs in the fiscal 2023 period, as compared to the fiscal 2022 period.
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
Income from unconsolidated entities decreased by $26.5 million in the three-month period ended January 31, 2023, as compared to the three-month period ended January 31, 2022. This decrease was primarily due to a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2023	2022
(Loss) income from ancillary businesses	$(2,949)	$1,960
Management fee income from Land Development and Home Building Joint Ventures – net	1,403	1,338
Gain on litigation settlements – net	27,683	—
Other	6,778	414
Total other income – net	$32,915	$3,712
The decrease in income from ancillary businesses in the three months ended January 31, 2023, as compared to the three months ended January 31, 2022, was mainly due to lower income from our mortgage operations due to lower volume and increased competition reducing spreads.
Management fee income from Home Building and Land Development Joint Ventures - net includes fees earned by our home building operations. The increase in income in the three months ended January 31, 2023 was primarily related to an increase in fees from our single family rental joint ventures.
The gain on litigation settlements - net in the fiscal 2023 period primarily relates to the settlement of an open insurance claim. No similar gains occurred in the fiscal 2022 period.
The increase in “other” was primarily due to an increase in interest income in the fiscal 2023 period due to higher interest rates.
Income Before Income Taxes
For the three-month period ended January 31, 2023, we reported income before income taxes of $253.8 million, as compared to $200.8 million in the three-month period ended January 31, 2022.
Income Tax Provision
We recognized an income tax provision of $62.3 million and $48.9 million in the three-month periods ended January 31, 2023 and January 31, 2022, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2023 and 2022 periods, our federal tax provision would have been $53.3 million and $42.2 million, in the three-month periods ended January 31, 2023 and January 31, 2022, respectively. The differences between the tax provisions recognized and the tax provisions based on the federal statutory rate were mainly due to the provision for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended January 31, 2023 and 2022, the value of net contracts signed was $1.45 billion (1,461 homes) and $2.99 billion (2,929 homes), respectively. The aggregate value of net contracts signed decreased $1.54 billion, or 51%, in the three-month period ended January 31, 2023, as compared to the three-month period ended January 31, 2022. The decrease in the aggregate value of net contracts signed was due to a 50% decrease in the number of net contracts signed and a 3% decrease in the average value attributed to each signed contract. The decrease in the number of net contracts signed reflects a moderation in demand from the strong prior year period. The decrease in the average value attributed to each signed contract is principally due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives.
Backlog
The value of our backlog at January 31, 2023 decreased 21% to $8.58 billion (7,733 homes), as compared to $10.80 billion (11,302 homes) at January 31, 2022. Our backlog at October 31, 2022 and 2021 was $8.87 billion (8,098 homes) and $9.50 billion (10,302 homes), respectively.
For more information regarding results of operations by segment, see “Segments” in this MD&A.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, credit arrangements with third parties, and the public capital markets.
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
At January 31, 2023, we had $791.6 million of cash and cash equivalents on hand and approximately $1.79 billion available for borrowing under our Revolving Credit Facility. On February 14, 2023, we entered into a new five-year senior unsecured revolving credit facility with a syndicate of banks that is scheduled to terminate on February 14, 2028. The new agreement provides for a revolving credit facility with committed borrowing capacity of $1.905 billion. The terms of the new credit facility are substantially the same as those of the Revolving Credit Facility. As with the Revolving Credit Facility, Toll Brothers, Inc. and substantially all of its home building subsidiaries are guarantors of the borrower’s obligations under the credit facility. In connection with the execution of the new revolving credit facility, the Revolving Credit Facility was terminated. Also on February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
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
Toll Brothers Mortgage Company (“TBMC”) has a mortgage warehousing agreement with a lender (the “Warehousing Agreement”) that provides funds for the origination of mortgage loans by TBMC. The agreement is scheduled to expire on March 31, 2023. While we intend to refinance the TBMC Warehousing Agreement prior to its maturity, there can be no assurances that it can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet TBMC’s anticipated financing needs.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of January 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of January 31, 2023, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At January 31, 2023, we had investments in these entities of $908.9 million and were committed to invest or advance up to an additional $308.3 million to these entities if they require additional funding. At January 31, 2023, we had agreed to terms for the acquisition of 444 home sites from three joint ventures for an estimated aggregate purchase price of $44.8 million. In addition, we expect to purchase approximately 7,200 additional home sites over a number of years from several joint ventures in which we have interests; the purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of January 31, 2023, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2023, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.04 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $627.3 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2023, the unconsolidated entities had borrowed an aggregate of $1.29 billion, of which we estimate $418.8 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 4.0 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. Nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of January 31, 2023, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At January 31, 2023 and October 31, 2022, we had $791.6 million and $1.35 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the three-month period ended January 31, 2023 was $357.8 million. Cash used in operating activities during the fiscal 2023 period was primarily related to an increase in inventory, a decrease in accounts payable and accrued expenses, a decrease in current income taxes - net and a decrease in customer deposits – net. This activity was offset, in part, by net income (adjusted for stock-based compensation, impairments, depreciation and amortization, income and distributions of earnings from unconsolidated entities and deferred taxes); mortgage loans sold, net of mortgage loans originated; and a decrease in receivables, prepaid expenses, and other assets.
At January 31, 2022 and October 31, 2021, we had $671.4 million and $1.64 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the three-month period ended January 31, 2022 was $280.7 million. Cash used in operating activities during the fiscal 2022 period was primarily related to an increase in inventory, an increase in receivables, prepaid expenses, and other assets, a decrease in current income taxes - net, and a decrease in accounts payable and accrued expenses. This activity was offset, in part, by net income (adjusted for stock-based compensation, inventory impairments and write-offs, depreciation and amortization, income from unconsolidated entities and deferred taxes); mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits – net.
Investing Activities
In the three-month period ended January 31, 2023, cash used in investing activities was $69.4 million, which was primarily related to $74.6 million used to fund our investments in unconsolidated entities and $19.7 million used for the purchase of property and equipment. This activity was offset, in part, by $15.9 million of cash received as returns from our investments in unconsolidated entities and $9.0 million of cash proceeds from the sale of assets.
In the three-month period ended January 31, 2022, cash used in investing activities was $62.4 million, which was primarily related to $109.9 million used to fund our investments in unconsolidated entities and $18.5 million used for the purchase of property and equipment. This activity was offset, in part, by $65.8 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $132.5 million of cash in financing activities in the three-month period ended January 31, 2023, primarily for payments of $125.1 million of loans payable, net of borrowings, the payment of dividends on our common stock of $22.9 million, and the repurchase of $9.4 million of our common stock. This activity was offset, in part, by $24.9 million of proceeds related to stock-based benefit plans - net.
We used $617.0 million of cash in financing activities in the three-month period ended January 31, 2022, primarily for the redemption of senior notes of $409.9 million, the repurchase of $128.1 million of our common stock, payments of $55.3 million of loans payable, net of borrowings, and the payment of dividends on our common stock of $21.1 million.
CRITICAL ACCOUNTING ESTIMATES
As disclosed in our 2022 Form 10-K, our most critical accounting estimates relate to inventory, cost of revenue recognition, warranty and self-insurance, and investments in unconsolidated entities. Since October 31, 2022, there have been no material changes to those critical accounting estimates.
SUPPLEMENTAL GUARANTOR INFORMATION
At January 31, 2023, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $2.00 billion aggregate principal amount of senior notes maturing on various dates between April 15, 2023 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (Amounts in millions):

January 31, 2023
Assets
Cash	$615.1
Inventory	$8,939.8
Amount due from Non-Guarantor Subsidiaries	$763.9
Total assets	$11,020.7

Liabilities & Stockholders' Equity
Loans payable	$1,107.7
Senior notes	$1,995.4
Total liabilities	$5,196.4
Stockholders' equity	$5,843.2
Summarized Statement of Operations Data (Amounts in millions):

For the three months ended January 31, 2023
Revenues	$1,729.6
Cost of revenues	$1,302.4
Selling, general and administrative	$209.5
Income before income taxes	$247.5
Net income	$186.8

SEGMENTS
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
At October 31, 2022, we concluded that our City Living operations were no longer a reportable operating segment, primarily due to their insignificance as a result of the change in structure and shift in strategy. Amounts reported in prior periods have been restated to conform to the fiscal 2023 presentation. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows for the periods presented.
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$322.8	$355.1	(9)%	357	418	(15)%	$904.2	$849.6	6%
Mid-Atlantic	189.1	242.9	(22)%	166	276	(40)%	$1,139.1	$880.0	29%
South	392.9	243.5	61%	489	347	41%	$803.5	$701.8	14%
Mountain	480.2	462.3	4%	548	603	(9)%	$876.3	$766.7	14%
Pacific	364.8	385.0	(5)%	266	285	(7)%	$1,371.3	$1,350.7	2%
Total home building	1,749.8	1,688.8	4%	1,826	1,929	(5)%	$958.3	$875.5	9%
Other	(0.4)	(1.4)
Total home sales revenue	1,749.4	1,687.4	4%	1,826	1,929	(5)%	$958.0	$874.7	10%
Land sales and other revenue	30.7	103.7
Total revenue	$1,780.1	$1,791.1
Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$315.2	$438.8	(28)%	328	484	(32)%	$961.0	$906.7	6%
Mid-Atlantic	264.1	360.6	(27)%	251	366	(31)%	$1,052.2	$985.3	7%
South	328.5	611.5	(46)%	415	737	(44)%	$791.6	$829.7	(5)%
Mountain	263.9	758.0	(65)%	299	799	(63)%	$882.6	$948.7	(7)%
Pacific	282.6	824.1	(66)%	168	543	(69)%	$1,681.8	$1,517.6	11%
Total consolidated	$1,454.3	$2,993.0	(51)%	1,461	2,929	(50)%	$995.4	$1,021.8	(3)%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$1,112.5	$1,578.2	(30)%	1,093	1,803	(39)%	$1,017.9	$875.3	16%
Mid-Atlantic	1,035.9	1,122.5	(8)%	927	1,143	(19)%	$1,117.5	$982.1	14%
South	2,289.7	2,333.4	(2)%	2,449	2,860	(14)%	$934.9	$815.9	15%
Mountain	2,383.7	3,317.9	(28)%	2,275	3,794	(40)%	$1,047.8	$874.5	20%
Pacific	1,763.0	2,452.9	(28)%	989	1,702	(42)%	$1,782.6	$1,441.2	24%
Total consolidated	$8,584.8	$10,804.9	(21)%	7,733	11,302	(32)%	$1,110.2	$956.0	16%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
North	$1,119.5	$1,494.2	(25)%	1,122	1,737	(35)%	$997.8	$860.2	16%
Mid-Atlantic	960.5	1,004.5	(4)%	842	1,053	(20)%	$1,140.7	$954.0	20%
South	2,352.5	1,965.2	20%	2,523	2,470	2%	$932.4	$795.6	17%
Mountain	2,597.3	3,021.9	(14)%	2,524	3,598	(30)%	$1,029.0	$839.9	23%
Pacific	1,844.3	2,013.3	(8)%	1,087	1,444	(25)%	$1,696.7	$1,394.3	22%
Total consolidated	$8,874.1	$9,499.1	(7)%	8,098	10,302	(21)%	$1,095.8	$922.1	19%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2023	2022	% Change
		(restated)
North	$36.6	$45.7	(20)%
Mid-Atlantic	22.9	33.4	(31)%
South	52.4	22.6	132%
Mountain	87.3	71.0	23%
Pacific	79.1	63.1	25%
Total home building	278.3	235.8	18%
Corporate and other	(24.5)	(34.8)	30%
Total consolidated	$253.8	$201.0	26%

“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium business; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.

FISCAL 2023 COMPARED TO FISCAL 2022 (Restated)
North

	Three months ended January 31,
	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$322.8	$355.1	(9)%
Units delivered	357	418	(15)%
Average delivered price ($ in thousands)	$904.2	$849.6	6%

Net Contracts Signed:
Net contract value ($ in millions)	$315.2	$438.8	(28)%
Net contracted units	328	484	(32)%
Average contracted price ($ in thousands)	$961.0	$906.7	6%

Home sales cost of revenues as a percentage of home sale revenues	78.4%	77.9%

Income before income taxes ($ in millions)	$36.6	$45.7	(20)%

Number of selling communities at January 31,	49	60	(18)%
The decrease in the number of homes delivered in the fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, offset, in part, by higher backlog conversion. The increase in the average price of homes delivered in the fiscal 2023 period was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2023 period was mainly due to a decrease in the average number of selling communities, as well as weakened demand. The increase in the average value of each contract signed in the fiscal 2023 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2023 period was attributable to lower earnings from decreased revenue and higher home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by lower SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 period was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. In addition, we recognized a $2.7 million land impairment during the fiscal 2023 period in connection with a planned land sale.
Mid-Atlantic

	Three months ended January 31,
	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$189.1	$242.9	(22)%
Units delivered	166	276	(40)%
Average delivered price ($ in thousands)	$1,139.1	$880.0	29%

Net Contracts Signed:
Net contract value ($ in millions)	$264.1	$360.6	(27)%
Net contracted units	251	366	(31)%
Average contracted price ($ in thousands)	$1,052.2	$985.3	7%

Home sales cost of revenues as a percentage of home sale revenues	72.9%	77.5%

Income before income taxes ($ in millions)	$22.9	$33.4	(31)%

Number of selling communities at January 31,	39	34	15%
The decrease in the number of homes delivered in the fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021 and lower backlog conversion. The increase in the average price of homes delivered in the fiscal 2023 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decrease in the number of net contracts signed in the fiscal 2023 period was mainly due to weakened demand, offset, in part, by an increase in the number of selling communities. The increase in the average value of each contract signed in the fiscal 2023 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products.
The decrease in income before income taxes in the fiscal 2023 period was mainly due to lower earnings from decreased revenue partially offset by lower home sales cost of revenues, as a percentage of home sales revenues.The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. In addition, we recognized a $10.3 million land impairment charge, included in land sales and other cost of revenues, during the fiscal 2023 period in connection with a planned land sale.
South

	Three months ended January 31,
	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$392.9	$243.5	61%
Units delivered	489	347	41%
Average delivered price ($ in thousands)	$803.5	$701.8	14%

Net Contracts Signed:
Net contract value ($ in millions)	$328.5	$611.5	(46)%
Net contracted units	415	737	(44)%
Average contracted price ($ in thousands)	$791.6	$829.7	(5)%

Home sales cost of revenues as a percentage of home sale revenues	76.9%	77.8%

Income before income taxes ($ in millions)	$52.4	$22.6	132%

Number of selling communities at January 31,	98	86	14%
The increase in the number of homes delivered in the fiscal 2023 period was mainly due to an increase in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021 and higher backlog conversion. The increase in the average price of homes delivered in the fiscal 2023 period was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The decrease in the number of net contracts signed in the fiscal 2023 period was due principally to a decline in demand, offset, in part, by an increase in the number of selling communities. The decrease in the average value of each contract signed in the fiscal 2023 period was primarily due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increase in income before income taxes in the fiscal 2023 period was principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues.

Mountain

	Three months ended January 31,
	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$480.2	$462.3	4%
Units delivered	548	603	(9)%
Average delivered price ($ in thousands)	$876.3	$766.7	14%

Net Contracts Signed:
Net contract value ($ in millions)	$263.9	$758.0	(65)%
Net contracted units	299	799	(63)%
Average contracted price ($ in thousands)	$882.6	$948.7	(7)%

Home sales cost of revenues as a percentage of home sale revenues	73.2%	75.3%

Income before income taxes ($ in millions)	$87.3	$71.0	23%

Number of selling communities at January 31,	103	100	3%
The decrease in the number of homes delivered in the fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion in the fiscal 2023 period. The increase in the average price of homes delivered in the fiscal 2023 period was primarily due to sales price increases.
The decrease in the number of net contracts signed in the fiscal 2023 period was primarily due to weakened demand. The decrease in the average value of each contract signed in the fiscal 2023 period was mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increase in income before income taxes in the fiscal 2023 period was due mainly to higher earnings from increased revenues in the fiscal 2023 period and lower home sales cost of revenues, as a percentage of home sale revenues. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Pacific

	Three months ended January 31,
	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$364.8	$385.0	(5)%
Units delivered	266	285	(7)%
Average delivered price ($ in thousands)	$1,371.3	$1,350.7	2%

Net Contracts Signed:
Net contract value ($ in millions)	$282.6	$824.1	(66)%
Net contracted units	168	543	(69)%
Average contracted price ($ in thousands)	$1,681.8	$1,517.6	11%

Home sales cost of revenues as a percentage of home sale revenues	70.0%	74.6%

Income before income taxes ($ in millions)	$79.1	$63.1	25%

Number of selling communities at January 31,	39	45	(13)%
The decrease in the number of homes delivered in the fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion. The increase in the average price of homes delivered in fiscal 2023 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.

The decrease in the number of net contracts signed in the fiscal 2023 period was primarily due to a decrease in demand, coupled with the decrease in the number of selling communities in the fiscal 2023 period. The increase in the average value of each contract signed in the fiscal 2023 period was mainly due to a shift in product mix.
The increase in income before income taxes in the fiscal 2023 period was mainly due to lower home sales cost of revenues, as a percentage of home sales revenues and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases, coupled with lower interest expense as a percentage of home sales revenues, offset, in part, by an increase in impairment charges in the fiscal 2023 period.
Corporate and Other
In the three months ended January 31, 2023 and 2022, loss before income taxes was $24.5 million and $34.8 million, respectively. The decrease in the loss before income taxes in the fiscal 2023 period was principally due to a $27.7 million gain on litigation settlements - net, recognized in the fiscal 2023 period, lower SG&A costs, and increased interest income due to higher interest rates. These increases are offset, in part, by a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, lower earnings from our mortgage and title company operations primarily due to a decrease in volume, and higher losses incurred by our Rental Property Joint Ventures.
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

The table below sets forth, at January 31, 2023, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2023	$555,336	4.19%	$72,797	6.16%
2024	131,807	4.53%	—
2025	91,627	5.11%	—
2026 (c)	379,160	4.86%	101,563	5.37%
2027 (c)	462,360	4.83%	548,437	5.37%
Thereafter	875,384	4.02%	—
Bond discounts, premiums and deferred issuance costs - net	(6,199)		—
Total	$2,489,475	4.40%	$722,797	5.45%
Fair value at January 31, 2023	$2,404,853		$722,797
(a)    Based upon the amount of variable-rate debt outstanding at January 31, 2023, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.2 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 0.80% as of January 31, 2023. These interest rate swaps were designated as cash flow hedges.
(c)    On February 14, 2023, we entered into an amendment on the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors” in our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2023, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
November 1, 2022 to November 30, 2022	—	$—	—	14,576
December 1, 2022 to December 31, 2022	186	$49.94	186	14,390
January 1, 2023 to January 31, 2023	1	$54.02	1	14,389
Total	187		187
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2023, we withheld 148,623 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $7.7 million of income tax withholdings and we issued the remaining 364,935 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2023, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2023.

Dividends
During the three months ended January 31, 2023, we paid cash dividends of $0.20 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At January 31, 2023, under our bank credit agreements, we could have paid up to approximately $2.15 billion of cash dividends.
ITEM 6. EXHIBITS

4.1*
Twenty-Ninth Supplemental Indenture dated as of January 31, 2023 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

10.1
Credit Agreement, dated as of February 14, 2023, by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Mizuho Bank, Ltd. as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023

10.2
Amendment No. 5, dated as of February 14, 2023, to the Credit Agreement, dated as of February 3, 2014 (as amended by Amendment No. 1, dated as of May 19, 2016, Amendment No. 2, dated as of August 2, 2016, Amendment No. 3, dated as of November 1, 2018 and Amendment No. 4, dated as of October 31, 2019), among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Truist Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, filed on March 2, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	March 2, 2023	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 2, 2023	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)