Form 10-Q
period 2023-04-30
Toll Brothers, Inc.
filed 2023-06-01
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023
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
At May 30, 2023, there were approximately 109,342,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2023	October 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$761,945	$1,346,754
Inventory (1)	9,107,878	8,733,326
Property, construction, and office equipment – net	298,168	287,827
Receivables, prepaid expenses, and other assets	697,612	747,228
Mortgage loans held for sale – at fair value	112,603	185,150
Customer deposits held in escrow	123,627	136,115
Investments in unconsolidated entities (1)	887,643	852,314
	$11,989,476	$12,288,714
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,136,235	$1,185,275
Senior notes	1,595,727	1,995,271
Mortgage company loan facility	102,489	148,863
Customer deposits	662,559	680,588
Accounts payable	550,900	619,411
Accrued expenses	1,334,197	1,345,987
Income taxes payable	171,643	291,479
Total liabilities	5,553,750	6,266,874
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at April 30, 2023 and October 31, 2022	1,279	1,279
Additional paid-in capital	697,583	716,786
Retained earnings	6,632,502	6,166,732
Treasury stock, at cost — 18,505 and 18,312 shares at April 30, 2023 and October 31, 2022, respectively	(945,019)	(916,327)
Accumulated other comprehensive income ("AOCI")	33,875	37,618
Total stockholders’ equity	6,420,220	6,006,088
Noncontrolling interest	15,506	15,752
Total equity	6,435,726	6,021,840
	$11,989,476	$12,288,714
(1)    As of April 30, 2023 and October 31, 2022, inventory and investments in unconsolidated entities include $84.3 million and $81.3 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Revenues:
Home sales	$2,490,098	$2,186,529	$4,239,520	$3,873,881
Land sales and other	16,881	91,012	47,628	194,741
	2,506,979	2,277,541	4,287,148	4,068,622

Cost of revenues:
Home sales	1,832,878	1,659,265	3,133,801	2,948,792
Land sales and other	20,850	92,981	63,285	192,598
	1,853,728	1,752,246	3,197,086	3,141,390
Selling, general and administrative	227,537	243,637	439,034	470,507
Income from operations	425,714	281,658	651,028	456,725
Other:
(Loss) income from unconsolidated entities	(5,302)	2,933	(9,735)	24,970
Other income – net	10,180	11,224	43,095	14,936
Income before income taxes	430,592	295,815	684,388	496,631
Income tax provision	110,376	75,222	172,642	124,134
Net income	$320,216	$220,593	$511,746	$372,497

Other comprehensive (loss) income – net of tax	(279)	13,608	(3,743)	18,310
Total comprehensive income	$319,937	$234,201	$508,003	$390,807

Per share:
Basic earnings	$2.88	$1.87	$4.60	$3.12
Diluted earnings	$2.85	$1.85	$4.56	$3.08

Weighted-average number of shares:
Basic	111,214	117,839	111,306	119,418
Diluted	112,184	118,925	112,260	120,891

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended April 30, 2023 and 2022:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, January 31, 2023	$1,279	$696,115	$6,335,574	$(865,775)	$34,154	$15,647	$6,216,994
Net income			320,216				320,216
Purchase of treasury stock				(83,846)			(83,846)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(1,173)		4,602			3,429
Stock-based compensation		2,641					2,641
Dividends declared			(23,288)				(23,288)
Other comprehensive loss					(279)		(279)
Loss attributable to non-controlling interest						(141)	(141)
Balance, April 30, 2023	$1,279	$697,583	$6,632,502	$(945,019)	$33,875	$15,506	$6,435,726

Balance, January 31, 2022	$1,279	$711,558	$5,100,841	$(563,618)	$5,811	$45,579	$5,301,450
Net income			220,593				220,593
Purchase of treasury stock				(106,511)			(106,511)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(312)		733			421
Stock-based compensation		3,405					3,405
Dividends declared			(23,495)				(23,495)
Other comprehensive income					13,608		13,608
Income attributable to non-controlling interest						65	65
Capital distributions – net						(29,870)	(29,870)
Balance, April 30, 2022	$1,279	$714,651	$5,297,939	$(669,396)	$19,419	$15,774	$5,379,666

For the six months ended April 30, 2023 and 2022:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2022	$1,279	$716,786	$6,166,732	$(916,327)	$37,618	$15,752	$6,021,840
Net income			511,746				511,746
Purchase of treasury stock				(93,203)			(93,203)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(36,228)		64,511			28,283
Stock-based compensation		17,025					17,025
Dividends declared			(45,976)				(45,976)
Other comprehensive loss					(3,743)		(3,743)
Loss attributable to non-controlling interest						(246)	(246)
Balance, April 30, 2023	$1,279	$697,583	$6,632,502	$(945,019)	$33,875	$15,506	$6,435,726

Balance, October 31, 2021	$1,279	$714,453	$4,969,839	$(391,656)	$1,109	$45,431	$5,340,455
Net income			372,497				372,497
Purchase of treasury stock				(292,279)			(292,279)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(16,822)		14,539			(2,283)
Stock-based compensation		17,020					17,020
Dividends declared			(44,397)				(44,397)
Other comprehensive income					18,310		18,310
Income attributable to non-controlling interest						86	86
Capital distributions - net						(29,743)	(29,743)
Balance, April 30, 2022	$1,279	$714,651	$5,297,939	$(669,396)	$19,419	$15,774	$5,379,666

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2023	2022
Cash flow provided by (used in) operating activities:
Net income	$511,746	$372,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,093	33,536
Stock-based compensation	17,025	17,020
Loss (income) from unconsolidated entities	9,735	(24,970)
Distributions of earnings from unconsolidated entities	30,447	29,636
Deferred tax provision	8,646	6,797
Impairment charges and write-offs	36,773	11,225
Other	2,371	2,831
Changes in operating assets and liabilities:
Inventory	(299,940)	(890,202)
Origination of mortgage loans	(705,500)	(931,958)
Sale of mortgage loans	783,959	1,027,696
Receivables, prepaid expenses, and other assets	4,233	(239)
Current income taxes – net	(127,199)	(14,321)
Customer deposits – net	(5,541)	110,460
Accounts payable and accrued expenses	(155,277)	45,020
Net cash provided by (used in) operating activities	145,571	(204,972)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(39,544)	(39,140)
Investments in unconsolidated entities	(117,221)	(121,282)
Return of investments in unconsolidated entities	48,564	88,371
Proceeds from the sale of assets	9,041	—
Other	—	194
Net cash used in investing activities	(99,160)	(71,857)
Cash flow used in financing activities:
Proceeds from loans payable	1,652,710	1,826,068
Debt issuance costs	(5,265)	—
Principal payments of loans payable	(1,771,636)	(1,879,318)
Redemption of senior notes	(400,000)	(409,856)
Proceeds (payments) related to stock-based benefit plans – net	28,286	(2,279)
Purchase of treasury stock	(93,089)	(284,276)
Dividends paid	(46,306)	(44,255)
Payments related to noncontrolling interest – net	—	(25,766)
Net cash used in financing activities	(635,300)	(819,682)
Net decrease in cash, cash equivalents, and restricted cash	(588,889)	(1,096,511)
Cash, cash equivalents, and restricted cash, beginning of period	1,398,550	1,684,412
Cash, cash equivalents, and restricted cash, end of period	$809,661	$587,901

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2022 balance sheet amounts and disclosures have been derived from our October 31, 2022 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (“2022 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of April 30, 2023; the results of our operations and changes in equity for the three-month and six-month periods ended April 30, 2023 and 2022; and our cash flows for the six-month periods ended April 30, 2023 and 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2023, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $662.6 million and $680.6 million at April 30, 2023 and October 31, 2022, respectively. Of the outstanding customer deposits held as of October 31, 2022, we recognized $152.2 million and $275.1 million in home sales revenues during the three months and six months ended April 30, 2023. Of the outstanding customer deposits held as of October 31, 2021, we recognized $132.9 million and $243.8 million in home sales revenues during the three and six months ended April 30, 2022.
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

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2023 presentation.
2. Inventory
Inventory at April 30, 2023 and October 31, 2022 consisted of the following (amounts in thousands):

	April 30, 2023	October 31, 2022
Land controlled for future communities	$170,613	$240,751
Land owned for future communities	876,561	808,851
Operating communities	8,060,704	7,683,724
	$9,107,878	$8,733,326
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Land controlled for future communities	$5,844	$2,192	$8,448	$2,985
Land owned for future communities	325	—	325	1,440
Operating communities	4,900	—	10,300	—
	$11,069	$2,192	$19,073	$4,425
We have also recognized $4.7 million and $17.7 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month and six-month periods ended April 30, 2023, respectively. We recognized $5.2 million of similar charges during the three-month and six-month periods ended April 30, 2022.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2023, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2023, we determined that 236 land purchase contracts, with an aggregate purchase price of $3.75 billion, on which we had made aggregate deposits totaling $414.6 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2022, we determined that 237 land purchase contracts, with an aggregate purchase price of $3.89 billion, on which we had made aggregate deposits totaling $417.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, was as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Interest capitalized, beginning of period	$215,197	$247,942	$209,468	$253,938
Interest incurred	37,862	31,888	74,716	62,893
Interest expensed to home sales cost of revenues	(37,558)	(40,822)	(62,638)	(73,259)
Interest expensed to land sales and other cost of revenues	(1,350)	(219)	(4,827)	(3,628)
Interest capitalized on investments in unconsolidated entities	(2,668)	(1,516)	(5,161)	(2,806)
Previously capitalized interest transferred to investments in unconsolidated entities	—	—	(244)	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	277	60	446	195
Interest capitalized, end of period	$211,760	$237,333	$211,760	$237,333
During the three months ended April 30, 2023 and 2022, we recognized approximately $(588,000) and $(17,616,000) of net (gains) losses related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $(1,000,000) and $106,000 of net (gains) losses were reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively. During the six months ended April 30, 2023 and 2022, we recognized approximately $3,709,000 and $(23,363,000) of net losses (gains) related to our interest rate swaps which is included in accumulated other comprehensive income, respectively, and approximately $(1,362,000) and $182,000 of net (gains) losses were reclassified out of accumulated other comprehensive income to home sales cost of revenues, respectively.
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
The table below provides information as of April 30, 2023, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	16	3	43	4	66
Investment in unconsolidated entities (1)	$341,358	$66,271	$468,336	$11,678	$887,643
Number of unconsolidated entities with funding commitments by the Company	9	—	22	1	32
Company’s remaining funding commitment to unconsolidated entities (2)	$215,524	$—	$107,524	$11,570	$334,618
(1)    Our total investment includes $104.8 million related to 13 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $201.2 million as of April 30, 2023. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $106.2 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	2	40	53
Aggregate loan commitments	$576,959	$219,650	$3,638,795	$4,435,404
Amounts borrowed under loan commitments	$449,637	$78,114	$2,036,446	$2,564,197
The table below provides information at October 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	10	2	35	47
Aggregate loan commitments	$557,185	$219,650	$3,317,261	$4,094,096
Amounts borrowed under loan commitments	$444,306	$17,583	$1,774,567	$2,236,456
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during the six-months ended April 30, 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	2
Investment balance at April 30, 2023	$11,755	$4,795
The table below provides information on joint ventures entered into during the six-months ended April 30, 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	2	7	1
Investment balance at April 30, 2022	$13,816	$69,513	$2,093

Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partner. None of our joint ventures sold assets in the three or six-month periods ended April 30, 2023 or the three-month period ended April 30, 2022. In the six-month period ended April 30, 2022, one of our joint ventures sold its assets and we recognized $21.0 million in “Income from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income.
There were no other-than-temporary impairment charges recognized in the three-month or six-month periods ended April 30, 2023 and 2022.
In the three-month periods ended April 30, 2023 and 2022, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $52.4 million and $14.1 million, respectively. In the six-month periods ended April 30, 2023 and 2022, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $69.1 million and $37.9 million, respectively. Our share of income from the lots we acquired was insignificant in each period. In the three-month periods ended April 30, 2023 and 2022, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $8.2 million and $73.9 million, respectively. In the six-month periods ended April 30, 2023 and 2022, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $8.2 million and $151.9 million, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
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
We believe that, as of April 30, 2023, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.

Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	April 30, 2023	October 31, 2022
Loan commitments in the aggregate	$3,181,400	$2,858,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$654,400	$597,800
Debt obligations borrowed in the aggregate	$1,436,200	$1,110,900
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$487,600	$390,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$19,000	$16,900
Terms of guarantees	1 month - 3.9 years	1 month - 3.7 years
(1)    At April 30, 2023 and October 31, 2022, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $95.0 million related to our unconsolidated Joint Venture VIEs.

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

The table below provides information as of April 30, 2023 and October 31, 2022, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	April 30, 2023	October 31, 2022
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		6	5
Carrying value of consolidated VIEs assets	Inventory and investments in unconsolidated entities	$84,300	$81,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,600	$9,700
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

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	April 30, 2023	October 31, 2022
Cash and cash equivalents	$135,511	$254,884
Inventory	1,342,879	1,256,215
Loans receivable – net	44,807	48,217
Rental properties	1,887,721	1,702,690
Rental properties under development	1,596,007	1,413,607
Other assets	364,735	305,250
Total assets	$5,371,660	$4,980,863
Debt – net of deferred financing costs	$2,555,116	$2,248,754
Other liabilities	392,710	399,818
Partners’ equity	2,423,834	2,332,291
Total liabilities and equity	$5,371,660	$4,980,863
Company’s net investment in unconsolidated entities (1)	$887,643	$852,314
(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $4.4 million and $18.5 million as of April 30, 2023 and October 31, 2022, respectively, and these differences are primarily a result of unrealized gains on our retained joint venture interests; distributions from entities in excess of the carrying amount of our net investment; interest capitalized on our investments; other than temporary impairments we have recognized; gains recognized from the sale of our ownership interests; and the estimated fair value of the guarantees provided to the joint ventures.
Condensed Combined Statements of Operations:

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Revenues	$125,397	$130,771	$237,116	$286,523
Cost of revenues	78,613	86,219	137,966	194,701
Other expenses	56,655	39,172	119,729	82,776
Total expenses	135,268	125,391	257,695	277,477
Loss on disposition of loans and real estate owned	—	—	—	(113)
(Loss) income from operations	(9,871)	5,380	(20,579)	8,933
Other (loss) income (2)	(2,276)	7,064	(3,632)	40,410
(Loss) income before income taxes	(12,147)	12,444	(24,211)	49,343
Income tax (benefit) expense	(148)	74	(166)	156
Net (loss) income	(11,999)	12,370	(24,045)	49,187
Company’s (loss) income from unconsolidated entities (3)	$(5,302)	$2,933	$(9,735)	$24,970
(2)    The six months ended April 30, 2022 includes $29.9 million, related to the sale of assets by our Rental Property Joint Ventures.
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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2023 and October 31, 2022, consisted of the following (amounts in thousands):

	April 30, 2023	October 31, 2022
Expected recoveries from insurance carriers and others	$35,873	$41,527
Improvement cost receivable	57,190	60,812
Escrow cash held by our wholly owned captive title company	47,716	51,796
Properties held for rental apartment and commercial development	261,980	224,593
Prepaid expenses	28,312	44,307
Right-of-use asset	118,803	116,660
Derivative assets	37,493	71,929
Other	110,245	135,604
	$697,612	$747,228

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2023 and October 31, 2022, loans payable consisted of the following (amounts in thousands):

	April 30, 2023	October 31, 2022
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	489,869	537,043
Deferred issuance costs	(3,634)	(1,768)
	$1,136,235	$1,185,275
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025. In addition, this amendment replaced the LIBOR-based interest rate provisions applicable to borrowings under the Term Loan Facility with Secured Overnight Financing Rate (“SOFR”)-based interest rate provisions. At April 30, 2023, other than $101.6 million of term loans scheduled to mature on November 1, 2025 and the $60.9 million scheduled to mature on November 1, 2026, there were no payments required before the final maturity date on the Term Loan Facility. At April 30, 2023, the interest rate on the Term Loan Facility was 5.95% per annum. We and substantially all of our 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the New Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread at April 30, 2023 was 1.15%. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
On February 14, 2023, we entered into a new five-year $1.905 billion senior unsecured revolving credit facility (the “New Revolving Credit Facility”) with a syndicate of banks that is scheduled to mature on February 14, 2028. The New Revolving Credit Facility replaced our existing $1.905 billion revolving credit facility, which was terminated in connection with the execution of the new agreement. The New Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. The terms of the New Revolving Credit Facility are substantially the same as the prior revolving credit facility, except that the LIBOR-based interest rate provisions have been replaced with SOFR-based provisions. Toll Brothers, Inc. and substantially all of its home building subsidiaries are guarantors of the borrower’s obligations under the New Revolving Credit Facility.

Under the terms of the New Revolving Credit Facility, at April 30, 2023, our maximum leverage ratio, as defined, was not permitted to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth, as defined, of no less than approximately $4.04 billion. Under the terms of the New Revolving Credit Facility, at April 30, 2023, our leverage ratio was approximately 0.32 to 1.00, and our tangible net worth was approximately $6.37 billion. Based upon the terms of the New Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.63 billion as of April 30, 2023. In addition, under the provisions of the New Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.33 billion as of April 30, 2023.
At April 30, 2023, we had no outstanding borrowings under the New Revolving Credit Facility and had approximately $116.0 million of outstanding letters of credit that were issued under the New Revolving Credit Facility. At April 30, 2023, the interest rate on outstanding borrowings under the New Revolving Credit Facility would have been 6.10% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2023, the weighted-average interest rate on “Loans payable – other” was 4.22% per annum.
Senior Notes
At April 30, 2023, we had four issues of senior notes outstanding with an aggregate principal amount of $1.60 billion.
In our second quarter of fiscal 2023, we redeemed all $400.0 million principal amount of 4.375% Senior Notes due April 15, 2023, at par, plus accrued interest.
In our first quarter of fiscal 2022, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBMC. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement was set to expire, as amended, on March 31, 2023, and borrowings thereunder bore interest at the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) plus 1.75% per annum (with a BSBY floor of 0.50%). In March 2023, the Warehousing Agreement was amended to extend the expiration date to March 30, 2024 and borrowings thereunder bear interest at BSBY plus 1.75% per annum (with a BSBY floor of 0.50%). At April 30, 2023, the interest rate on the Warehousing Agreement was 6.80% per annum.

6. Accrued Expenses
Accrued expenses at April 30, 2023 and October 31, 2022 consisted of the following (amounts in thousands):

	April 30, 2023	October 31, 2022
Land, land development, and construction	$418,048	$334,975
Compensation and employee benefits	170,448	223,609
Escrow liability associated with our wholly owned captive title company	40,459	44,115
Self-insurance	245,687	251,576
Warranty	149,395	164,409
Lease liabilities	142,901	139,664
Deferred income	47,846	50,973
Interest	32,212	31,988
Commitments to unconsolidated entities	31,744	26,905
Other	55,457	77,773
	$1,334,197	$1,345,987
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Balance, beginning of period	$156,895	$143,043	$164,409	$145,062
Additions – homes closed during the period	10,084	13,745	17,270	23,200
Change in accruals for homes closed in prior years – net	(73)	715	2,023	3,672
Charges incurred	(17,511)	(13,512)	(34,307)	(27,943)
Balance, end of period	$149,395	$143,991	$149,395	$143,991
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware. Our recorded estimated repair costs to resolve these claims were approximately $44.2 million at April 30, 2023 and $46.9 million at October 31, 2022, and are included in the Warranty accrued expense above. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
7. Income Taxes
We recorded income tax provisions of $110.4 million and $75.2 million for the three months ended April 30, 2023 and 2022, respectively. The effective tax rate was 25.6% for the three months ended April 30, 2023, compared to 25.4% for the three months ended April 30, 2022. We recorded income tax provisions of $172.6 million and $124.1 million for the six months ended April 30, 2023 and 2022, respectively. The effective tax rate was 25.2% for the six months ended April 30, 2023, compared to 25.0% for the six months ended April 30, 2022. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.
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
At April 30, 2023, we had $5.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Total stock-based compensation expense recognized	$2,641	$3,405	$17,025	$17,020
Income tax benefit recognized	$666	$855	$4,304	$4,268
At April 30, 2023 and October 31, 2022, the aggregate unamortized value of unvested stock-based compensation awards was approximately $21.8 million and $15.5 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Number of shares purchased (in thousands)	1,443	2,205	1,630	5,219
Average price per share	$58.14	$48.30	$57.20	$56.01
Remaining authorization at April 30 (in thousands)	12,947	7,344	12,947	7,344
Cash Dividends
On March 9, 2023, our Board of Directors approved an increase in our quarterly cash dividend from $0.20 per share to $0.21 per share, which was previously increased from $0.17 to $0.20 in March 2022. During the three month periods ended April 30, 2023 and 2022, we declared and paid cash dividends of $0.21 and $0.20 per share, respectively, to our shareholders. During the six months ended April 30, 2023 and 2022, we declared and paid cash dividends of $0.41 and $0.37 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Employee Retirement Plans
Beginning balance	$2,492	$(5,685)	$2,475	$(6,024)
Losses reclassified from AOCI to net income (1)	24	451	47	903
Less: Tax benefit (2)	(6)	(113)	(12)	(226)
Net losses reclassified from AOCI to net income	18	338	35	677
Other comprehensive loss – net of tax	18	338	35	677
Ending balance	$2,510	$(5,347)	$2,510	$(5,347)
Derivative Instruments
Beginning balance	$31,662	$11,496	$35,143	$7,133
Gains (losses) on derivative instruments	588	17,616	(3,709)	23,363
Less: Tax (expense) benefit	(138)	(4,425)	948	(5,866)
Net gains (losses) on derivative instruments	450	13,191	(2,761)	17,497
(Gains) losses reclassified from AOCI to net income (3)	(1,000)	106	(1,362)	182
Less: Tax expense (benefit) (2)	253	(27)	345	(46)
Net (gains) losses reclassified from AOCI to net income	(747)	79	(1,017)	136
Other comprehensive (income) loss – net of tax	(297)	13,270	(3,778)	17,633
Ending balance	$31,365	$24,766	$31,365	$24,766

Total AOCI ending balance	$33,875	$19,419	$33,875	$19,419
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Numerator:
Net income as reported	$320,216	$220,593	$511,746	$372,497

Denominator:
Basic weighted-average shares	111,214	117,839	111,306	119,418
Common stock equivalents (1)	970	1,086	954	1,473
Diluted weighted-average shares	112,184	118,925	112,260	120,891

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	168	214	334	209
Shares issued under stock incentive and employee stock purchase plans	103	17	1,437	424
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2023	October 31, 2022
Residential Mortgage Loans Held for Sale	Level 2	$112,603	$185,150
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$1,396	$9,184
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(2,884)	$(17,734)
Forward Loan Commitments — IRLCs	Level 2	$2,884	$17,734
Interest Rate Swap Contracts	Level 2	$33,214	$45,010
At April 30, 2023 and October 31, 2022, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of April 30, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At April 30, 2023	$115,286	$112,603	$(2,683)
At October 31, 2022	$193,746	$185,150	$(8,596)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2022 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were insignificant during the three-month and six-month periods ended April 30, 2023 and 2022 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		April 30, 2023		October 31, 2022
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,139,869	$1,123,766	$1,187,043	$1,180,893
Senior notes (2)	Level 1	1,600,000	1,536,985	2,000,000	1,822,255
Mortgage company loan facility (3)	Level 2	102,489	102,489	148,863	148,863
		$2,842,358	$2,763,240	$3,335,906	$3,152,011
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Income (loss) from ancillary businesses	$2,858	$12,334	$(91)	$14,294
Management fee income earned by home building operations	659	1,037	2,062	2,375
Gain on litigation settlements – net	—	—	27,683	—
Other	6,663	(2,147)	13,441	(1,733)
Total other income – net	$10,180	$11,224	$43,095	$14,936
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Revenues	$33,275	$31,890	$61,181	$59,586
Expenses	$30,417	$19,556	$61,272	$45,292
In the three-month and six-month periods ended April 30, 2022, our smart home technology business recognized a $9.0 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
In addition, in the three months ended April 30, 2023 and 2022, our apartment living operations earned fees from unconsolidated entities of $6.4 million and $4.8 million, respectively. In the six-month periods ended April 30, 2023 and 2022, our apartment living operations earned fees from unconsolidated entities of $12.6 million and $9.6 million, respectively. Fees earned by our apartment living operations are included in income from ancillary businesses.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2023	October 31, 2022
Aggregate purchase price:
Unrelated parties	$4,031,720	$4,279,660
Unconsolidated entities that the Company has investments in	33,503	42,057
Total	$4,065,223	$4,321,717

Deposits against aggregate purchase price	$450,800	$463,452
Additional cash required to acquire land	3,614,423	3,858,265
Total	$4,065,223	$4,321,717
Amount of additional cash required to acquire land included in accrued expenses	$119,141	$34,994
In addition, we expect to purchase approximately 8,400 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2023, we also had purchase contracts to acquire land for apartment developments of approximately $330.8 million, of which we had outstanding deposits in the amount of $13.2 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2023, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2023, we had outstanding surety bonds amounting to $836.6 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $344.2 million of work remains on these improvements. We have an additional $303.9 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2023, we had outstanding letters of credit of $116.0 million under our New Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At April 30, 2023, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At April 30, 2023, we had agreements of sale outstanding to deliver 7,574 homes with an aggregate sales value of $8.38 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2023	October 31, 2022
Aggregate mortgage loan commitments:
IRLCs	$452,156	$669,631
Non-IRLCs	2,030,535	2,429,063
Total	$2,482,691	$3,098,694
Investor commitments to purchase:
IRLCs	$452,156	$669,631
Mortgage loans held for sale	106,006	186,666
Total	$558,162	$856,297
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
		(restated)		(restated)
Revenues:
North	$381,316	$398,907	$704,110	$754,041
Mid-Atlantic	309,587	268,250	498,704	511,127
South	519,351	326,351	912,232	569,870
Mountain	674,234	653,558	1,154,446	1,115,858
Pacific	605,870	541,495	970,638	926,444
Total home building	2,490,358	2,188,561	4,240,130	3,877,340
Corporate and other	(260)	(2,032)	(610)	(3,459)
	2,490,098	2,186,529	4,239,520	3,873,881
Land sales and other revenues	16,881	91,012	47,628	194,741
Total consolidated	$2,506,979	$2,277,541	$4,287,148	$4,068,622

Income (loss) before income taxes:
North	$50,922	$50,717	$87,556	$96,384
Mid-Atlantic	64,428	43,837	87,351	77,285
South	88,721	42,974	141,167	65,551
Mountain	133,942	104,962	221,246	175,973
Pacific	157,524	116,743	236,501	179,798
Total home building	495,537	359,233	773,821	594,991
Corporate and other	(64,945)	(63,418)	(89,433)	(98,360)
Total consolidated	$430,592	$295,815	$684,388	$496,631

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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2023	October 31, 2022
North	$1,394,986	$1,464,995
Mid-Atlantic	1,143,351	1,049,043
South	2,371,522	2,137,568
Mountain	2,781,482	2,785,603
Pacific	2,240,371	2,174,065
Total home building	9,931,712	9,611,274
Corporate and other	2,057,764	2,677,440
Total consolidated	$11,989,476	$12,288,714
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

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
		(restated)		(restated)
North	$290	$443	$431	$769
Mid-Atlantic	5,080	706	6,320	1,145
South	30	466	481	609
Mountain	5,487	342	5,618	444
Pacific	182	235	6,223	1,458
Total consolidated	$11,069	$2,192	$19,073	$4,425
We have also recognized $4.7 million of land impairment charges included in land sales and other cost of revenues during the three-month period ended April 30, 2023, of which $2.2 million and $2.5 million were in our Pacific and Corporate and other segments, respectively. In the six-month period ended April 30, 2023, we recognized $17.7 million of land impairment charges included in land sales and other cost of revenues, of which $2.7 million, $10.3 million, $2.2 million, and $2.5 million were in our North, Mid-Atlantic, Pacific and Corporate and other segments, respectively. We recognized $5.2 million of similar charges in our North segment during the three-month or six-month periods ended April 30, 2022.
15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2023	2022
Cash flow information:
Income tax paid – net	$291,196	$131,658
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$110,759	$180,576
Accrued treasury share purchases	$—	$8,003
Transfer of other assets to investment in unconsolidated entities - net	$2,765	$55,202
Transfer of other assets to property, construction and office equipment - net	$12,268	$—
Unrealized (loss) gain on derivatives	$(11,796)	$23,731

	At April 30,
	2023	2022
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$761,945	$535,038
Restricted cash included in receivables, prepaid expenses, and other assets	47,716	52,863
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$809,661	$587,901

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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended April 30, 2023, home sales revenue increased 14% as compared to the three months ended April 30, 2022. In the quarter, we delivered 2,492 homes with an average delivered price of $999,200, as compared to 2,407 delivered homes at an average price of $908,400 in the second quarter of fiscal 2022. The increase in average delivered price and home sales revenues in the three months ended April 30, 2023 reflects the strong demand for our homes that existed through the first half of fiscal 2022, as many of the homes delivered in our second quarter of fiscal 2023 were contracted prior to the softening in demand that began in May 2022 and continued through the end of the 2022 calendar year.
Since January 2023, we have experienced an increase in demand as compared to the second half of the 2022 calendar year. In the three months ended April 30, 2023, we signed 2,333 net contracts with an aggregate value of $2.28 billion as compared to 2,874 net contracts with an aggregate value of $3.09 billion in the three months ended April 30, 2022. Although net signed contracts decreased 19% in units and 26% in dollars, respectively, on a year-over-year basis in the second quarter, this decline was primarily due to very strong levels of demand for our homes in the prior year period. Demand in the second half of calendar 2022 was negatively impacted by the steep increases in mortgage rates in 2022, as well as uncertainty regarding the direction of the economy as a result of higher inflation, the rise in interest rates and other macro-economic conditions. In recent months, mortgage rates have stabilized, which we believe has led to improved buyer confidence. In addition, the new home market has benefited from very low levels of resale inventory on the market. As a result of these factors, as well as the impact of seasonal trends and our offering targeted incentives, we experienced an increase in buyer traffic and demand at the start of calendar 2023 that has continued through our second quarter. Although is it difficult to predict the near-term direction of interest rates, consumer confidence and the overall economy, and their potential impacts on new home demand, we believe that over the long term we will continue to benefit from strong housing market fundamentals, including demographic and migration trends and the overall shortage of homes for sale in the United States.
Our backlog at April 30, 2023 was 7,574 homes and $8.38 billion, down 36% in units and 28% in dollars as compared to our backlog at April 30, 2022. Although we have experienced modest improvements in build times (the time it takes from contract signing to delivery of the completed home) over the six months ended April 30, 2023, build times remain extended due to the impacts of supply chain, labor and other disruptions that have impacted the construction industry in recent years.

Financial and Operational Highlights
In the three-month period ended April 30, 2023, we recognized $2.51 billion of revenues, consisting of $2.49 billion of home sales revenue and $16.9 million of land sales and other revenue, and net income of $320.2 million, as compared to $2.28 billion of revenues, consisting of $2.19 billion of home sales revenue and $91.0 million of land sales and other revenue, and $220.6 million of net income in the three-month period ended April 30, 2022.
In the three-month periods ended April 30, 2023 and 2022, the value of net contracts signed was $2.28 billion (2,333 homes) and $3.09 billion (2,874 homes), respectively.
In the six-month period ended April 30, 2023, we recognized $4.29 billion of revenues, consisting of $4.24 billion of home sales revenues and $47.6 million of land sales and other revenues, and net income of $511.7 million, as compared to $4.07 billion of revenues, consisting of $3.87 billion of home sales revenues and $194.7 million of land sales and other revenues, and $372.5 million of net income in the six-month period ended April 30, 2022.
In the six-month periods ended April 30, 2023 and 2022, the value of net contracts signed was $3.73 billion (3,794 homes) and $6.08 billion (5,803 homes), respectively.
The value of our backlog at April 30, 2023 was $8.38 billion (7,574 homes), as compared to our backlog at April 30, 2022 of $11.71 billion (11,768 homes). Our backlog at October 31, 2022 was $8.87 billion (8,098 homes), as compared to backlog of $9.50 billion (10,302 homes) at October 31, 2021.
At April 30, 2023, we had $761.9 million of cash and cash equivalents on hand and approximately $1.79 billion available under our $1.905 billion revolving credit facility. On February 14, 2023, we entered into a new $1.905 billion senior unsecured revolving credit facility that is scheduled to terminate on February 14, 2028 (the “New Revolving Credit Facility”), which replaced our existing $1.905 revolving credit facility. At April 30, 2023, we had no borrowings and we had approximately $116.0 million of outstanding letters of credit under the New Revolving Credit Facility. In addition, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
At April 30, 2023, we owned or controlled through options approximately 71,300 home sites, as compared to approximately 76,000 at October 31, 2022; and approximately 80,900 at October 31, 2021. Of the approximately 71,300 total home sites that we owned or controlled through options at April 30, 2023, we owned approximately 36,300 and controlled approximately 35,000 through options. Of the 36,300 home sites owned, approximately 17,900 were substantially improved. In addition, as of April 30, 2023, we expect to purchase approximately 8,400 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2023, we were selling from 350 communities, compared to 348 at October 31, 2022; and 328 at April 30, 2022.
At April 30, 2023, our total stockholders’ equity and our debt to total capitalization ratio were $6.42 billion and 0.31 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and six months ended April 30, 2023 and 2022 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended April 30,			Six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
Revenues:
Home sales	$2,490.1	$2,186.5	14%	$4,239.5	$3,873.9	9%
Land sales and other	16.9	91.0		47.6	194.7
	2,507.0	2,277.5	10%	4,287.1	4,068.6	5%
Cost of revenues:
Home sales	1,832.9	1,659.3	10%	3,133.8	2,948.8	6%
Land sales and other	20.9	93.0		63.3	192.6
	1,853.7	1,752.2	6%	3,197.1	3,141.4	2%
Selling, general and administrative	227.5	243.6	(7)%	439.0	470.5	(7)%
Income from operations	425.7	281.7	51%	651.0	456.7	43%
Other
(Loss) income from unconsolidated entities	(5.3)	2.9	(281)%	(9.7)	25.0	(139)%
Other income – net	10.2	11.2	(9)%	43.1	14.9	189%
Income before income taxes	430.6	295.8	46%	684.4	496.6	38%
Income tax provision	110.4	75.2	47%	172.6	124.1	39%
Net income	$320.2	$220.6	45%	$511.7	$372.5	37%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	73.6%	75.9%		73.9%	76.1%
Land sales and other cost of revenues as a percentage of land sales and other revenues	123.5%	102.2%		132.9%	98.9%
SG&A as a percentage of home sale revenues	9.1%	11.1%		10.4%	12.1%
Effective tax rate	25.6%	25.4%		25.2%	25.0%

Deliveries – units	2,492	2,407	4%	4,318	4,336	—%
Deliveries – average delivered price (in ‘000s)	$999.2	$908.4	10%	$981.8	$893.4	10%

Net contracts signed – value	$2,275.3	$3,090.3	(26)%	$3,729.5	$6,083.3	(39)%
Net contracts signed – units	2,333	2,874	(19)%	3,794	5,803	(35)%
Net contracts signed – average contracted price (in ‘000s)	$975.3	$1,075.2	(9)%	$983.0	$1,048.3	(6)%

	At April 30,			At October 31,
	2023	2022	% Change	2022	2021	% Change
Backlog – value	$8,376.3	$11,706.2	(28)%	$8,874.1	$9,499.1	(7)%
Backlog – units	7,574	11,768	(36)%	8,098	10,302	(21)%
Backlog – average contracted price (in ‘000s)	$1,105.9	$994.7	11%	$1,095.8	$922.1	19%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreement of sale related to such options was signed.

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended April 30, 2023 compared to the three months ended April 30, 2022
The increase in home sale revenues for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, was attributable to a 10% increase in the average price of homes delivered and a 4% increase in the number of homes delivered. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, most notably in the North and Mid-Atlantic regions. The increase in the number of homes delivered in the three months ended April 30, 2023 was primarily due to more deliveries of quick move-in (or “spec”) homes, coupled with a higher backlog conversion in the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily as a result an improvement in build times. These factors are offset, in part, by a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, most significantly in the North and Mountain regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, offset, in part, by higher inventory impairment charges in the fiscal 2023 period. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2023 period. In the three months ended April 30, 2023 and 2022, interest expense, as a percentage of home sales revenues, was 1.5% and 1.9%, respectively.
Six months ended April 30, 2023 compared to the six months ended April 30, 2022
The increase in home sale revenues for the six months ended April 30, 2023, as compared to the six months ended April 30, 2022, was primarily attributable to a 10% increase in the average price of homes delivered. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive product types/geographic regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, for the six months ended April 30, 2023, as compared to the six months ended April 30, 2022, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower interest expense as a percentage of home sales revenues, offset, in part, by higher inventory impairment charges in the fiscal 2023 period. In the six months ended April 30, 2023 and 2022, interest expense, as a percentage of home sales revenues, was 1.5% and 1.9%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The increase in land sales and other cost of revenues as a percentage of land sales and other revenues was primarily due to $4.7 million and $17.7 million of impairment charges recognized in the three months and six months ended April 30, 2023, respectively, in connection with planned land sales. This compares to $5.2 million of land sales and other impairment charges recognized in both the three months and six months ended April 30, 2022.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending decreased by $16.1 million in the three-month period ended April 30, 2023, as compared to the three-month period ended April 30, 2022. As a percentage of home sales revenues, SG&A was 9.1% in the three months ended April 30, 2023, as compared to 11.1% in the three months ended April 30, 2022. The decrease in SG&A expenditures was due primarily to reduced commissions and marketing spend in the fiscal 2023 period, coupled with lower headcount and the impact of other fixed cost control measures. The decrease in SG&A as a percentage of revenues was due to lower SG&A spending relative to the 14% increase in revenues.
SG&A spending decreased by $31.5 million in the fiscal 2023 six-month period, as compared to the fiscal 2022 six-month period. As a percentage of home sales revenues, SG&A was 10.4% in the fiscal 2023 period, as compared to 12.1% in the fiscal 2022 period. The dollar decrease in SG&A was primarily due to reduced commissions and marketing spend in the fiscal 2023 period, coupled with lower headcount and the impact of other fixed cost control measures. The decrease in SG&A as a percentage of revenues was due to revenues increasing 9% year-over-year in the fiscal 2023 period, while SG&A spending decreased 7%. The reduction in SG&A, as a percentage of revenues, was primarily due to reduced headcount, commissions and marketing spend in the fiscal 2023 six-month period, as compared to the fiscal 2022 six-month period.

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
In the three-month period ended April 30, 2023, we recognized a loss from unconsolidated entities of $5.3 million as compared to income of $2.9 million in the prior year period. This $8.2 million decrease was primarily due to higher losses by one of our Rental Property Joint Ventures that is currently in the lease-up phase, losses incurred by Home Building Joint Ventures that were formed during the three-months ended October 31, 2022, and lower earnings from a Land Development Joint Venture due to reduced lot sales.
In the six-month period ended April 30, 2023, we recognized a loss from unconsolidated entities of $9.7 million, as compared to income of $25.0 million in the prior year period. This decrease of $34.7 million was primarily due to a $21.0 million gain in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, higher losses by one of our Rental Property Joint Ventures that is currently in the lease-up phase, losses incurred by a Home Building Joint Venture that was formed during the three-months ended October 31, 2022, and lower earnings from a Land Development Joint Venture due to reduced lot sales.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Income (loss) from ancillary businesses	$2,858	$12,334	$(91)	$14,294
Management fee income earned by home building operations	659	1,037	2,062	2,375
Gain on litigation settlements – net	—	—	27,683	—
Other	6,663	(2,147)	13,441	(1,733)
Total other income – net	$10,180	$11,224	$43,095	$14,936
The decrease in income from ancillary businesses in the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, was mainly due to the fiscal 2022 period benefiting from the bulk sale of security monitoring accounts by our smart home technologies business, which resulted in gain of $9.0 million. In addition, the fiscal 2023 period had lower income from our mortgage operations due to lower volume and reduced spreads, offset, in part, by lower operating losses incurred in our apartment living operations.
The decrease in income from ancillary businesses in the six months ended April 30, 2023 was mainly due to the fiscal 2022 period benefiting from the bulk sale of security monitoring accounts by our smart home technologies business, which resulted in gain of $9.0 million. In addition, the fiscal 2023 period had lower income from our mortgage operations due to lower volume and reduced spreads, offset, in part, by lower operating losses incurred in our apartment living operations.
The decreases in management fee income earned by our home building operations in the three and six month periods ended April 30, 2023 were primarily related to a decrease in fees from two of our land development joint ventures.
The gain on litigation settlements - net in six months ended April 30, 2023 primarily relates to the settlement of an open insurance claim. No similar gains occurred in the fiscal 2022 periods.

The increase in “other” in the three and six month periods ended April 30, 2023 was primarily due to an increase in interest income as a result of higher interest rates.
Income Before Income Taxes
For the three-month period ended April 30, 2023, we reported income before income taxes of $430.6 million, as compared to $295.8 million in the three-month period ended April 30, 2022.
For the six-month period ended April 30, 2023, we reported income before income taxes of $684.4 million, as compared to $496.6 million in the three-month period ended April 30, 2022.
Income Tax Provision
In the three-month periods ended April 30, 2023 and April 30, 2022, we recognized income tax provisions of $110.4 million and $75.2 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2023 and 2022 periods, our federal tax provisions would have been $90.4 million and $62.1 million, in the three-month periods ended April 30, 2023 and 2022, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits.
We recognized income tax provisions of $172.6 million and $124.1 million in the six-month periods ended April 30, 2023 and April 30, 2022, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2023 and 2022 periods, our federal tax provisions would have been $143.7 million and $104.3 million, in the six-month periods ended April 30, 2023 and April 30, 2022, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by energy tax credits and excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended April 30, 2023 and 2022, the value of net contracts signed was $2.28 billion (2,333 homes) and $3.09 billion (2,874 homes), respectively. The aggregate value of net contracts signed decreased $815.0 million, or 26.4%, in the three-month period ended April 30, 2023, as compared to the three-month period ended April 30, 2022. The decrease in the aggregate value of net contracts signed was due to a 9.3% decrease in the average value of each signed contract and an 18.8% decrease in the number of net contracts signed. The decrease in the average value of each signed contract is principally due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives due to a moderation in demand. The decrease in the number of net contracts signed reflects this moderation in demand, as compared to the very strong prior year period.
In the six-month periods ended April 30, 2023 and 2022, the value of net contracts signed was $3.73 billion (3,794 homes) and $6.08 billion (5,803 homes), respectively. The aggregate value of net contracts signed decreased $2.35 billion, or 38.7%, in the six-month period ended April 30, 2023, as compared to the six-month period ended April 30, 2022. The decrease in the aggregate value of net contracts signed was due to a 34.6% decrease in the number of net contracts signed and a 6.2% decrease in the average value attributed to each signed contract. The decrease in the number of net contracts signed reflects a moderation in demand from the strong prior year period. The decrease in the average value attributed to each signed contract is principally due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives due to the moderation in demand.
Backlog
The value of our backlog at April 30, 2023 decreased 28.4% to $8.38 billion (7,574 homes), as compared to $11.71 billion (11,768 homes) at April 30, 2022. Our backlog at October 31, 2022 and 2021 was $8.87 billion (8,098 homes) and $9.50 billion (10,302 homes), respectively.
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
At April 30, 2023, we had $761.9 million of cash and cash equivalents on hand and approximately $1.79 billion available for borrowing under our revolving credit facility. On February 14, 2023, we entered into the $1.905 billion New Revolving Credit Facility with a syndicate of banks that is scheduled to mature on February 14, 2028. The New Revolving Credit Facility replaced the prior $1.905 revolving credit facility, which was terminated in connection with the execution of the new agreement. The New Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.0 billion with the consent of lenders. The terms of the New Revolving Credit Facility are substantially the same as the prior agreement, except that the LIBOR-based interest rate provisions have been replaced with SOFR-based provisions. Toll Brothers, Inc. and substantially all of its home building subsidiaries are guarantors of the borrower’s obligations under the New Revolving Credit Facility. Also on February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions in the form of land acquisition, deposits to control land and land development, operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, community level debt repayment, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our New Revolving Credit Facility, and borrowings from banks and other lenders.
Toll Brothers Mortgage Company (“TBMC”) has a mortgage warehousing agreement with a lender (the “Warehousing Agreement”) that provides funds for the origination of mortgage loans by TBMC. The agreement is scheduled to expire on March 30, 2024. While we intend to refinance the TBMC Warehousing Agreement prior to its maturity, there can be no assurances that it can be renewed or replaced on commercially reasonable terms upon its expiration. However, we believe we have adequate liquidity to meet TBMC’s anticipated financing needs.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of April 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and

Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of April 30, 2023, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At April 30, 2023, we had investments in these entities of $887.6 million and were committed to invest or advance up to an additional $334.6 million to these entities if they require additional funding. At April 30, 2023, we had agreed to terms for the acquisition of 338 home sites from three joint ventures for an estimated aggregate purchase price of $33.5 million. In addition, we expect to purchase approximately 8,400 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of April 30, 2023, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2023, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.18 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $654.4 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2023, the unconsolidated entities had borrowed an aggregate of $1.44 billion, of which we estimate $487.6 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. Nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of April 30, 2023, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At April 30, 2023 and October 31, 2022, we had $761.9 million and $1.35 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the six-month period ended April 30, 2023 was $145.6 million. Cash provided by operating activities during the fiscal 2023 period was primarily related to net income (adjusted for stock-based compensation, impairments, depreciation and amortization, income and distributions of earnings from unconsolidated entities and deferred taxes); mortgage loans sold, net of mortgage loans originated; and a decrease in receivables, prepaid expenses, and other assets. This activity was offset, in part, an increase in inventory, a decrease in accounts payable and accrued expenses, a decrease in current income taxes - net and a decrease in customer deposits – net.
Cash used in operating activities during the six-month period ended April 30, 2022 was $205.0 million. Cash used in operating activities during the fiscal 2022 period was primarily related to an increase in inventory, an increase in current income taxes - net and an increase in receivables, prepaid expenses, and other assets. This activity was offset, in part, by net income (adjusted for stock-based compensation, impairments, depreciation and amortization, income and distributions of earnings from unconsolidated entities and deferred taxes); mortgage loans sold, net of mortgage loans originated; an increase in customer deposits – net and an increase in accounts payable and accrued expenses.
Investing Activities
In the six-month period ended April 30, 2023, cash used in investing activities was $99.2 million, which was primarily related to $117.2 million used to fund our investments in unconsolidated entities and $39.5 million used for the purchase of property and equipment. This activity was offset, in part, by $48.6 million of cash received as returns from our investments in unconsolidated entities and $9.0 million of cash proceeds from the sale of assets.
In the six-month period ended April 30, 2022, cash used in investing activities was $71.9 million, which was primarily related to $121.3 million used to fund our investments in unconsolidated entities and $39.1 million used for the purchase of property and equipment. This activity was offset, in part, by $88.4 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $635.3 million of cash in financing activities in the six-month period ended April 30, 2023, primarily for the redemption of $400.0 million of senior notes, payments of $118.9 million of loans payable, net of borrowings, the payment of dividends on our common stock of $46.3 million, the repurchase of $93.1 million of our common stock and payments of $5.3 million of debt issuance costs. This activity was offset, in part, by $28.3 million of proceeds related to stock-based benefit plans - net.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At April 30, 2023, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
The indentures under which the Senior Notes were issued provide that any of our subsidiaries that provide a guarantee of our obligations under the New Revolving Credit Facility will guarantee the Senior Notes. The indentures further provide that any Guarantor Subsidiary may be released from its guarantee so long as (i) no default or event of default exists or would result from release of such guarantee; (ii) the Guarantor Subsidiary being released has consolidated net worth of less than 5% of the Company’s consolidated net worth as of the end of our most recent fiscal quarter; (iii) the Guarantor Subsidiaries released from their guarantees in any fiscal year comprise in the aggregate less than 10% (or 15% if and to the extent necessary to permit the cure of a default) of our consolidated net worth as of the end of our most recent fiscal quarter; (iv) such release would not have a material adverse effect on ours and our subsidiaries’ home building business; and (v) the Guarantor Subsidiary is released from its guaranty under the New Revolving Credit Facility. If there are no guarantors under the New Revolving Credit Facility, all Guarantor Subsidiaries under the indentures will be released from their guarantees.
The following summarized financial information is presented for Toll Brothers, Inc., the Subsidiary Issuer, and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among Toll Brothers, Inc., the Subsidiary Issuer and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.
Summarized Balance Sheet Data (Amounts in millions):

April 30, 2023
Assets
Cash	$594.1
Inventory	$8,951.7
Amount due from Non-Guarantor Subsidiaries	$758.5
Total assets	$11,000.7

Liabilities & Stockholders' Equity
Loans payable	$1,099.7
Senior notes	$1,595.7
Total liabilities	$4,946.8
Stockholders' equity	$6,053.8
Summarized Statement of Operations Data (Amounts in millions):

For the six months ended April 30, 2023
Revenues	$4,196.4
Cost of revenues	$3,124.5
Selling, general and administrative	$436.7
Income before income taxes	$667.1
Net income	$498.8

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
Units Delivered and Revenues:

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$381.3	$398.9	(4)%	408	494	(17)%	$934.6	$807.5	16%
Mid-Atlantic	309.6	268.2	15%	274	276	(1)%	$1,129.9	$971.9	16%
South	519.4	326.4	59%	659	447	47%	$788.1	$730.1	8%
Mountain	674.2	653.5	3%	767	814	(6)%	$879.1	$802.9	9%
Pacific	605.9	541.5	12%	384	376	2%	$1,577.8	$1,440.1	10%
Total home building	2,490.4	2,188.5	14%	2,492	2,407	4%	$999.3	$909.2	10%
Other	(0.3)	(2.0)
Total home sales revenue	2,490.1	2,186.5	14%	2,492	2,407	4%	$999.2	$908.4	10%
Land sales and other revenue	16.9	91.0
Total revenue	$2,507.0	$2,277.5

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$704.1	$754.0	(7)%	765	912	(16)%	$920.4	$826.8	11%
Mid-Atlantic	498.7	511.1	(2)%	440	552	(20)%	$1,133.4	$925.9	22%
South	912.3	569.9	60%	1,148	794	45%	$794.7	$717.8	11%
Mountain	1,154.4	1,115.9	3%	1,315	1,417	(7)%	$877.9	$787.4	11%
Pacific	970.6	926.5	5%	650	661	(2)%	$1,493.2	$1,401.7	7%
Total home building	4,240.1	3,877.4	9%	4,318	4,336	—%	$982.0	$894.2	10%
Other	(0.6)	(3.5)
Total home sales revenue	4,239.5	3,873.9	9%	4,318	4,336	—%	$981.8	$893.4	10%
Land sales and other revenue	47.6	194.7
Total revenue	$4,287.1	$4,068.6

Net Contracts Signed:

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$366.1	$457.9	(20)%	396	479	(17)%	$924.4	$955.8	(3)%
Mid-Atlantic	325.4	286.6	14%	316	254	24%	$1,029.7	$1,128.4	(9)%
South	590.9	573.7	3%	749	616	22%	$789.0	$931.3	(15)%
Mountain	449.4	943.3	(52)%	529	1,002	(47)%	$849.5	$941.4	(10)%
Pacific	543.5	828.8	(34)%	343	523	(34)%	$1,584.6	$1,584.7	—%
Total consolidated	$2,275.3	$3,090.3	(26)%	2,333	2,874	(19)%	$975.3	$1,075.2	(9)%

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$681.3	$896.7	(24)%	724	963	(25)%	$941.0	$931.2	1%
Mid-Atlantic	589.5	647.2	(9)%	567	620	(9)%	$1,039.7	$1,043.9	—%
South	919.4	1,185.1	(22)%	1,164	1,353	(14)%	$789.9	$875.9	(10)%
Mountain	713.3	1,701.4	(58)%	828	1,801	(54)%	$861.5	$944.7	(9)%
Pacific	826.0	1,652.9	(50)%	511	1,066	(52)%	$1,616.4	$1,550.6	4%
Total consolidated	$3,729.5	$6,083.3	(39)%	3,794	5,803	(35)%	$983.0	$1,048.3	(6)%

Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$1,097.6	$1,637.2	(33)%	1,081	1,788	(40)%	$1,015.3	$915.7	11%
Mid-Atlantic	1,052.3	1,140.0	(8)%	969	1,120	(13)%	$1,085.9	$1,017.9	7%
South	2,362.4	2,581.0	(8)%	2,539	3,029	(16)%	$930.4	$852.1	9%
Mountain	2,161.1	3,607.7	(40)%	2,037	3,982	(49)%	$1,060.9	$906.0	17%
Pacific	1,702.9	2,740.3	(38)%	948	1,849	(49)%	$1,796.3	$1,482.0	21%
Total consolidated	$8,376.3	$11,706.2	(28)%	7,574	11,768	(36)%	$1,105.9	$994.7	11%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
North	$1,119.5	$1,494.2	(25)%	1,122	1,737	(35)%	$997.8	$860.2	16%
Mid-Atlantic	960.5	1,004.5	(4)%	842	1,053	(20)%	$1,140.7	$954.0	20%
South	2,352.5	1,965.2	20%	2,523	2,470	2%	$932.4	$795.6	17%
Mountain	2,597.3	3,021.9	(14)%	2,524	3,598	(30)%	$1,029.0	$839.9	23%
Pacific	1,844.3	2,013.3	(8)%	1,087	1,444	(25)%	$1,696.7	$1,394.3	22%
Total consolidated	$8,874.1	$9,499.1	(7)%	8,098	10,302	(21)%	$1,095.8	$922.1	19%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended April 30,			Six months ended April 30,
	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)
North	$50.9	$50.7	—%	$87.6	$96.4	(9)%
Mid-Atlantic	64.4	43.8	47%	87.3	77.3	13%
South	88.7	43.0	106%	141.2	65.5	116%
Mountain	133.9	105.0	28%	221.2	176.0	26%
Pacific	157.5	116.7	35%	236.5	179.8	32%
Total home building	495.4	359.2	38%	773.8	595.0	30%
Corporate and other	(64.8)	(63.4)	(2)%	(89.4)	(98.4)	9%
Total consolidated	$430.6	$295.8	46%	$684.4	$496.6	38%

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

FISCAL 2023 COMPARED TO FISCAL 2022 (Restated)
North

	Three months ended April 30,			Six months ended April 30,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$381.3	$398.9	(4)%	$704.1	$754.0	(7)%
Units delivered	408	494	(17)%	765	912	(16)%
Average delivered price ($ in thousands)	$934.6	$807.5	16%	$920.4	$826.8	11%

Net Contracts Signed:
Net contract value ($ in millions)	$366.1	$457.9	(20)%	$681.3	$896.7	(24)%
Net contracted units	396	479	(17)%	724	963	(25)%
Average contracted price ($ in thousands)	$924.4	$955.8	(3)%	$941.0	$931.2	1%

Home sales cost of revenues as a percentage of home sale revenues	80.0%	78.1%		79.3%	78.0%

Income before income taxes ($ in millions)	$50.9	$50.7	—%	$87.6	$96.4	(9)%

Number of selling communities at April 30,	47	55	(15)%
The decreases in the number of homes delivered in the fiscal 2023 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, offset, in part by higher backlog conversion and an increase in spec homes delivered. The increases in the average price of homes delivered in the fiscal 2023 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in the fiscal 2023 periods were mainly due to a decrease in the average number of selling communities, as well as weakened demand. The decrease in the average value of each contract signed in the three-month fiscal 2023 period was mainly due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives. The increase in the average value of each contract signed in the six-month fiscal 2023 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products.
The increase in income before income taxes in the three-month fiscal 2023 period was attributable to lower SG&A costs, offset, in part, by lower earnings from decreased revenue and higher home sales cost of revenues, as a percentage of home sale revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three-month fiscal 2023 period was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. In addition, we recognized an impairment charge of $5.2 million related to office space within one of our Hoboken, New Jersey condominium projects in connection with a planned sale in the three-month fiscal 2022 period.
The decrease in income before income taxes in the six-month fiscal 2023 period was attributable to lower earnings from decreased revenue and higher home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by lower SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the six-month fiscal 2023 period was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. In addition, we recognized $2.7 million of land impairment charges during the six-month fiscal 2023 period in connection with a planned land sale. We also recorded an impairment charge of $5.2 million related to office space within one of our Hoboken, New Jersey condominium projects in connection with a planned sale in the six-month fiscal 2022 period.

Mid-Atlantic

	Three months ended April 30,			Six months ended April 30,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$309.6	$268.2	15%	$498.7	$511.1	(2)%
Units delivered	274	276	(1)%	440	552	(20)%
Average delivered price ($ in thousands)	$1,129.9	$971.9	16%	$1,133.4	$925.9	22%

Net Contracts Signed:
Net contract value ($ in millions)	$325.4	$286.6	14%	$589.5	$647.2	(9)%
Net contracted units	316	254	24%	567	620	(9)%
Average contracted price ($ in thousands)	$1,029.7	$1,128.4	(9)%	$1,039.7	$1,043.9	—%

Home sales cost of revenues as a percentage of home sale revenues	72.9%	76.4%		72.9%	76.9%

Income before income taxes ($ in millions)	$64.4	$43.8	47%	$87.3	$77.3	13%

Number of selling communities at April 30,	37	35	6%
The slight decrease in the number of homes delivered in the three-month fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, offset, in part, by higher backlog conversion, and an increase in spec homes delivered. The increase in the average price of homes delivered in the three-month fiscal 2023 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decrease in the number of homes delivered in the six-month fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021. The increase in the average price of homes delivered in the six-month fiscal 2023 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increase in the number of net contracts signed in the three-month fiscal 2023 period was mainly due to an increase in the number of selling communities and improved demand. The decrease in the average value of each contract signed in the three-month fiscal 2023 period was mainly due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives.
The decrease in the number of net contracts signed in the six-month fiscal 2023 period was mainly due to weakened demand, offset, in part, by an increase in the number of selling communities. The average value of each contract signed in the six-month fiscal 2023 period was flat with the six-month fiscal 2022 period.
The increase in income before income taxes in the three-month fiscal 2023 period was mainly due to higher earnings from increased revenue, lower home sales cost of revenues, as a percentage of home sales revenues and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. This decrease in home sales cost of revenues, as a percentage of home sales revenues, were offset, in part, by an increase in impairment charges in the three-month fiscal 2023 period.
The increase in income before income taxes in the six-month fiscal 2023 period was mainly due to lower home sales cost of revenues, as a percentage of home sales revenues and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the six-month fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. This decrease was offset, in part, by an increase in impairment charges in the fiscal 2023 period. In addition, we recognized a $10.3 million land impairment charge, included in land sales and other cost of revenues, during the six-month fiscal 2023 period in connection with a planned land sale. No similar charges were recognized in the six-month fiscal 2022 period.

South

	Three months ended April 30,			Six months ended April 30,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$519.4	$326.4	59%	$912.3	$569.9	60%
Units delivered	659	447	47%	1,148	794	45%
Average delivered price ($ in thousands)	$788.1	$730.1	8%	$794.7	$717.8	11%

Net Contracts Signed:
Net contract value ($ in millions)	$590.9	$573.7	3%	$919.4	$1,185.1	(22)%
Net contracted units	749	616	22%	1,164	1,353	(14)%
Average contracted price ($ in thousands)	$789.0	$931.3	(15)%	$789.9	$875.9	(10)%

Home sales cost of revenues as a percentage of home sale revenues	75.2%	77.9%		75.9%	77.9%

Income before income taxes ($ in millions)	$88.7	$43.0	106%	$141.2	$65.5	116%

Number of selling communities at April 30,	108	91	19%
The increases in the number of homes delivered in the fiscal 2023 periods were mainly due to an increase in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, an increase in spec homes delivered, and higher backlog conversion. The increases in the average price of homes delivered in the fiscal 2023 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The increase in the number of net contracts signed in the three-month fiscal 2023 period was due principally to improved demand and an increase in the number of selling communities. The decrease in the average value of each contract signed in the three-month fiscal 2023 period was primarily due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The decrease in the number of net contracts signed in the six-month fiscal 2023 period was due principally to a decline in demand, offset, in part, by an increase in the number of selling communities. The decrease in the average value of each contract signed in the six-month fiscal 2023 period was primarily due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increases in income before income taxes in the fiscal 2023 periods were principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 periods were primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues.

Mountain

	Three months ended April 30,			Six months ended April 30,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$674.2	$653.5	3%	$1,154.4	$1,115.9	3%
Units delivered	767	814	(6)%	1,315	1,417	(7)%
Average delivered price ($ in thousands)	$879.1	$802.9	9%	$877.9	$787.4	11%

Net Contracts Signed:
Net contract value ($ in millions)	$449.4	$943.3	(52)%	$713.3	$1,701.4	(58)%
Net contracted units	529	1,002	(47)%	828	1,801	(54)%
Average contracted price ($ in thousands)	$849.5	$941.4	(10)%	$861.5	$944.7	(9)%

Home sales cost of revenues as a percentage of home sale revenues	73.9%	76.7%		73.6%	76.1%

Income before income taxes ($ in millions)	$133.9	$105.0	28%	$221.2	$176.0	26%

Number of selling communities at April 30,	111	103	8%
The decreases in the number of homes delivered in the fiscal 2023 periods were mainly due to decreases in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion and an increase in spec homes delivered in the fiscal 2023 periods. The increases in the average price of homes delivered in the fiscal 2023 periods were primarily due to sales price increases.
The decreases in the number of net contracts signed in the fiscal 2023 periods were primarily due to weakened demand, offset, in part, by an increase in the number of selling communities. The decreases in the average value of each contract signed in the fiscal 2023 periods were mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increases in income before income taxes in the fiscal 2023 periods were due mainly to higher earnings from increased revenues in the fiscal 2023 period, lower home sales cost of revenues, as a percentage of home sale revenues and lower SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 periods were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases, offset, in part, by an increase in impairments charges in the fiscal 2023 periods.

Pacific

	Three months ended April 30,			Six months ended April 30,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$605.9	$541.5	12%	$970.6	$926.5	5%
Units delivered	384	376	2%	650	661	(2)%
Average delivered price ($ in thousands)	$1,577.8	$1,440.1	10%	$1,493.2	$1,401.7	7%

Net Contracts Signed:
Net contract value ($ in millions)	$543.5	$828.8	(34)%	$826.0	$1,652.9	(50)%
Net contracted units	343	523	(34)%	511	1,066	(52)%
Average contracted price ($ in thousands)	$1,584.6	$1,584.7	—%	$1,616.4	$1,550.6	4%

Home sales cost of revenues as a percentage of home sale revenues	68.0%	71.7%		68.8%	72.9%

Income before income taxes ($ in millions)	$157.5	$116.7	35%	$236.5	$179.8	32%

Number of selling communities at April 30,	47	44	7%
The increase in the number of homes delivered in the three-month fiscal 2023 period was mainly due to higher backlog conversion, an increase in spec homes delivered, offset, in part, by a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021. The increase in the average price of homes delivered in the three-month fiscal 2023 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decrease in the number of homes delivered in the six-month fiscal 2023 period was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion and an increase in spec homes delivered. The increase in the average price of homes delivered in the six-month fiscal 2023 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decreases in the number of net contracts signed in the fiscal 2023 periods were primarily due to a decrease in demand, offset, in part, by an increase in the number of selling communities in the fiscal 2023 periods. The average value of each contract signed in the three-month fiscal 2023 period was flat with the three-month fiscal 2022 period. The increase in the average value of each contract signed in the six-month fiscal 2023 period was mainly due to a shift in product mix and sales price increases.
The increases in income before income taxes in the fiscal 2023 periods were mainly due to higher earnings from increased revenues in the fiscal 2023 period, lower home sales cost of revenues, as a percentage of home sales revenues and lower SG&A costs. In addition, we recognized a $2.2 million land impairment charge, included in land sales and other cost of revenues, during the three-month and six-month fiscal 2023 periods in connection with a planned land sale. No similar charges were recognized in the fiscal 2022 periods. The decreases in home sales cost of revenues, as a percentage of home sales revenues, were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases, coupled with lower interest expense as a percentage of home sales revenues. Home sales cost of revenues, as a percentage of home sales revenues, were also impacted by increased impairment charges in the 2023 periods compared to the fiscal 2022 periods.
Corporate and Other
In the three months ended April 30, 2023 and 2022, loss before income taxes was $64.8 million and $63.4 million, respectively. The increase in the loss before income taxes in the fiscal 2023 period was principally due to lower earnings from our mortgage company operations primarily due to reduced volume and increased competition resulting in decreased spreads, higher losses incurred by our Rental Property Joint Ventures, offset by increased interest income due to higher interest rates and lower SG&A costs. We also recognized a $2.5 million land impairment charge during the three-month fiscal 2023 period in connection with a planned land sale. In addition, the fiscal 2022 period benefited from a $9.0 million gain related to the bulk sale of security monitoring accounts by our smart home technologies business.
In the six months ended April 30, 2023 and 2022, loss before income taxes was $89.4 million and $98.4 million, respectively. The decrease in the loss before income taxes in the fiscal 2023 period was principally due to a $27.7 million gain on litigation settlements - net, recognized in the fiscal 2023 period, lower SG&A costs, and increased interest income due to higher interest rates. These increases are offset, in part, by a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, a $9.0 million gain related to the bulk sale of security monitoring accounts by our smart home technologies business during the fiscal 2022 period, lower earnings from our mortgage and title company operations primarily due to a decrease in volume, and higher losses incurred by our Rental Property Joint Ventures. In addition, we recognized a $2.5 million land impairment charge during the six-month fiscal 2023 period in connection with a planned land sale.
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
The table below sets forth, at April 30, 2023, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2023	$137,183	3.79%	$104,099	6.72%
2024	121,446	4.44%	—
2025	95,400	5.28%	—
2026	387,148	4.82%	101,563	5.95%
2027	469,088	4.83%	60,937	5.95%
Thereafter	877,993	4.02%	487,500	5.95%
Bond discounts, premiums and deferred issuance costs - net	(7,906)		—
Total	$2,080,352	4.42%	$754,099	6.06%
Fair value at April 30, 2023	$2,009,141		$754,099
(a)    Based upon the amount of variable-rate debt outstanding at April 30, 2023, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.5 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 1.15% as of April 30, 2023. These interest rate swaps were designated as cash flow hedges.

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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2023, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
	(in thousands)		(in thousands)	(in thousands)
February 1, 2023 to February 28, 2023	60	$58.08	60	14,329
March 1, 2023 to March 31, 2023	1,042	$58.20	1,042	13,287
April 1, 2023 to April 30, 2023	341	$57.97	341	12,947
Total	1,443	$58.14	1,443
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2023, we withheld 1,894 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $111,300 of income tax withholdings and we issued the remaining 4,841 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2023, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2023.

Dividends
During the six months ended April 30, 2023, we paid cash dividends of $0.41 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At April 30, 2023, under our bank credit agreements, we could have paid up to approximately $2.33 billion of cash dividends.
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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, filed on June 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	June 1, 2023	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 1, 2023	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)