Form 10-Q
period 2023-07-31
Toll Brothers, Inc.
filed 2023-08-31
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2023
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
At August 29, 2023, there were approximately 107,479,000 shares of Common Stock, par value $0.01 per share, outstanding.

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
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Therefore, we caution you not to place undue reliance on our forward-looking statements. The major risks and uncertainties – and assumptions that are made – that affect our business and may cause actual results to differ from these forward-looking statements include, but are not limited to:
•the effect of general economic conditions, including employment rates, housing starts, interest and mortgage rates, home affordability, inflation, consumer sentiment, availability of financing for home mortgages and strength of the U.S. dollar;
•market demand for our products, which is related to the strength of the various U.S. business segments and U.S. and international economic conditions;
•the availability of desirable and reasonably priced land and our ability to control, purchase, hold and develop such land;
•access to adequate capital on acceptable terms;
•geographic concentration of our operations;
•levels of competition;
•the price and availability of lumber, other raw materials, and home components;
•the impact of labor shortages, including on our subcontractors, supply chain and municipalities;
•the effect of U.S. trade policies, including the imposition of tariffs and duties on home building products and retaliatory measures taken by other countries;
•the effects of weather and the risk of loss from earthquakes, volcanoes, fires, floods, droughts, windstorms, hurricanes, pest infestations and other natural disasters, and the risk of delays, reduced consumer demand, unavailability of insurance, and shortages and price increases in labor or materials associated with such natural disasters;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2023	October 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$1,033,369	$1,346,754
Inventory (1)	9,203,524	8,733,326
Property, construction, and office equipment – net	294,418	287,827
Receivables, prepaid expenses, and other assets	739,566	747,228
Mortgage loans held for sale – at fair value	80,417	185,150
Customer deposits held in escrow	102,017	136,115
Investments in unconsolidated entities (1)	900,363	852,314
	$12,353,674	$12,288,714
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,163,116	$1,185,275
Senior notes	1,595,956	1,995,271
Mortgage company loan facility	70,517	148,863
Customer deposits	620,106	680,588
Accounts payable	572,118	619,411
Accrued expenses	1,457,506	1,345,987
Income taxes payable	163,872	291,479
Total liabilities	5,643,191	6,266,874
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 127,937 shares issued at July 31, 2023 and October 31, 2022	1,279	1,279
Additional paid-in capital	695,757	716,786
Retained earnings	7,024,286	6,166,732
Treasury stock, at cost — 19,888 and 18,312 shares at July 31, 2023 and October 31, 2022, respectively	(1,067,405)	(916,327)
Accumulated other comprehensive income ("AOCI")	39,476	37,618
Total stockholders’ equity	6,693,393	6,006,088
Noncontrolling interest	17,090	15,752
Total equity	6,710,483	6,021,840
	$12,353,674	$12,288,714
(1)    As of July 31, 2023 and October 31, 2022, inventory and investments in unconsolidated entities include $89.7 million and $81.3 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Revenues:
Home sales	$2,674,602	$2,256,337	$6,914,122	$6,130,218
Land sales and other	13,040	238,465	60,668	433,206
	2,687,642	2,494,802	6,974,790	6,563,424

Cost of revenues:
Home sales	1,931,949	1,670,703	5,065,750	4,619,495
Land sales and other	11,578	229,561	74,863	422,159
	1,943,527	1,900,264	5,140,613	5,041,654
Selling, general and administrative	229,004	232,865	668,038	703,372
Income from operations	515,111	361,673	1,166,139	818,398
Other:
Income from unconsolidated entities	30,548	2,984	20,813	27,954
Other income – net	7,358	1,294	50,453	16,230
Income before income taxes	553,017	365,951	1,237,405	862,582
Income tax provision	138,228	92,484	310,870	216,618
Net income	$414,789	$273,467	$926,535	$645,964

Other comprehensive income (loss) – net of tax	5,601	(2,680)	1,858	15,630
Total comprehensive income	$420,390	$270,787	$928,393	$661,594

Per share:
Basic earnings	$3.77	$2.37	$8.36	$5.47
Diluted earnings	$3.73	$2.35	$8.28	$5.41

Weighted-average number of shares:
Basic	110,003	115,334	110,871	118,056
Diluted	111,123	116,326	111,881	119,369

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended July 31, 2023 and 2022:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, April 30, 2023	$1,279	$697,583	$6,632,502	$(945,019)	$33,875	$15,506	$6,435,726
Net income			414,789				414,789
Purchase of treasury stock				(147,283)			(147,283)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(6,091)		24,897			18,806
Stock-based compensation		4,265					4,265
Dividends declared			(23,005)				(23,005)
Other comprehensive income					5,601		5,601
Loss attributable to non-controlling interest						(200)	(200)
Capital contributions – net						1,784	1,784
Balance, July 31, 2023	$1,279	$695,757	$7,024,286	$(1,067,405)	$39,476	$17,090	$6,710,483

Balance, April 30, 2022	$1,279	$714,651	$5,297,939	$(669,396)	$19,419	$15,774	$5,379,666
Net income			273,467				273,467
Purchase of treasury stock				(91,607)			(91,607)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(1,058)		1,931			873
Stock-based compensation		2,238					2,238
Dividends declared			(22,910)				(22,910)
Other comprehensive loss					(2,680)		(2,680)
Balance, July 31, 2022	$1,279	$715,831	$5,548,496	$(759,072)	$16,739	$15,774	$5,539,047

For the nine months ended July 31, 2023 and 2022:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
	$	$	$	$	$	$	$
Balance, October 31, 2022	$1,279	$716,786	$6,166,732	$(916,327)	$37,618	$15,752	$6,021,840
Net income			926,535				926,535
Purchase of treasury stock				(240,486)			(240,486)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(42,319)		89,408			47,089
Stock-based compensation		21,290					21,290
Dividends declared			(68,981)				(68,981)
Other comprehensive income					1,858		1,858
Loss attributable to non-controlling interest						(446)	(446)
Capital contributions - net						1,784	1,784
Balance, July 31, 2023	$1,279	$695,757	$7,024,286	$(1,067,405)	$39,476	$17,090	$6,710,483

Balance, October 31, 2021	$1,279	$714,453	$4,969,839	$(391,656)	$1,109	$45,431	$5,340,455
Net income			645,964				645,964
Purchase of treasury stock				(383,886)			(383,886)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(17,880)		16,470			(1,410)
Stock-based compensation		19,258					19,258
Dividends declared			(67,307)				(67,307)
Other comprehensive income					15,630		15,630
Income attributable to non-controlling interest						86	86
Capital distributions - net						(29,743)	(29,743)
Balance, July 31, 2022	$1,279	$715,831	$5,548,496	$(759,072)	$16,739	$15,774	$5,539,047

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2023	2022
Cash flow provided by (used in) operating activities:
Net income	$926,535	$645,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,249	53,267
Stock-based compensation	21,290	19,258
Income from unconsolidated entities	(20,813)	(27,954)
Distributions of earnings from unconsolidated entities	69,107	31,182
Deferred tax provision	5,764	10,659
Impairment charges and write-offs	40,137	17,473
Other	3,037	3,761
Changes in operating assets and liabilities:
Inventory	(165,152)	(1,288,029)
Origination of mortgage loans	(1,137,893)	(1,390,630)
Sale of mortgage loans	1,248,621	1,513,603
Receivables, prepaid expenses, and other assets	(34,667)	32,114
Current income taxes – net	(133,983)	(30,361)
Customer deposits – net	(26,384)	96,425
Accounts payable and accrued expenses	(174,815)	66,637
Net cash provided by (used in) operating activities	675,033	(246,631)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(54,100)	(56,485)
Investments in unconsolidated entities	(162,576)	(176,592)
Return of investments in unconsolidated entities	74,006	109,645
Proceeds from the sale of assets	9,041	28,309
Other	—	194
Net cash used in investing activities	(133,629)	(94,929)
Cash flow used in financing activities:
Proceeds from loans payable	2,413,016	2,950,869
Debt issuance costs	(5,324)	—
Principal payments of loans payable	(2,603,645)	(3,009,301)
Redemption of senior notes	(400,000)	(409,856)
Proceeds (payments) related to stock-based benefit plans – net	47,091	(1,407)
Purchase of treasury stock	(239,320)	(383,886)
Dividends paid	(69,070)	(66,948)
Payments related to noncontrolling interest – net	—	(25,766)
Net cash used in financing activities	(857,252)	(946,295)
Net decrease in cash, cash equivalents, and restricted cash	(315,848)	(1,287,855)
Cash, cash equivalents, and restricted cash, beginning of period	1,398,550	1,684,412
Cash, cash equivalents, and restricted cash, end of period	$1,082,702	$396,557

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2022 balance sheet amounts and disclosures have been derived from our October 31, 2022 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (“2022 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of July 31, 2023; the results of our operations and changes in equity for the three-month and nine-month periods ended July 31, 2023 and 2022; and our cash flows for the nine-month periods ended July 31, 2023 and 2022. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2023, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $620.1 million and $680.6 million at July 31, 2023 and October 31, 2022, respectively. Of the outstanding customer deposits held as of October 31, 2022, we recognized $150.4 million and $425.5 million in home sales revenues during the three months and nine months ended July 31, 2023, respectively. Of the outstanding customer deposits held as of October 31, 2021, we recognized $131.1 million and $374.8 million in home sales revenues during the three and nine months ended July 31, 2022, respectively.
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
3. Inventory
Inventory at July 31, 2023 and October 31, 2022 consisted of the following (amounts in thousands):

	July 31, 2023	October 31, 2022
Land controlled for future communities	$193,051	$240,751
Land owned for future communities	920,366	808,851
Operating communities	8,090,107	7,683,724
	$9,203,524	$8,733,326
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, and which are included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Land controlled for future communities	$895	$3,848	$9,343	$6,833
Land owned for future communities	369	2,400	694	3,840
Operating communities	2,100	—	12,400	—
	$3,364	$6,248	$22,437	$10,673
We have also recognized $17.7 million of impairment charges on land held for sale included in land sales and other cost of revenues during the nine-month period ended July 31, 2023. No impairment charges were recognized in land sales and other cost of revenues during the three-month period ended July 31, 2023. We recognized $1.4 million and $6.6 million of similar charges during the three-month and nine-month periods ended July 31, 2022, respectively.
See Note 14, “Commitments and Contingencies,” for information regarding land purchase commitments.
At July 31, 2023, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2023, we determined that 247 land purchase contracts, with an aggregate purchase price of $3.78 billion, on which we had made aggregate deposits totaling $413.3 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2022, we determined that 237 land purchase contracts, with an aggregate purchase price of $3.89 billion, on which we had made aggregate deposits totaling $417.6 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Interest capitalized, beginning of period	$211,760	$237,333	$209,468	$253,938
Interest incurred	32,624	34,676	107,341	97,569
Interest expensed to home sales cost of revenues	(37,004)	(37,308)	(99,642)	(110,567)
Interest expensed to land sales and other cost of revenues	(1,258)	(1,221)	(6,086)	(4,848)
Interest capitalized on investments in unconsolidated entities	(2,271)	(1,759)	(7,432)	(4,566)
Previously capitalized interest transferred to investments in unconsolidated entities	—	—	(244)	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	296	32	742	227
Interest capitalized, end of period	$204,147	$231,753	$204,147	$231,753

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

The table below provides information as of July 31, 2023, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	16	3	43	3	65
Investment in unconsolidated entities (1)	$346,404	$66,367	$479,083	$8,509	$900,363
Number of unconsolidated entities with funding commitments by the Company	9	—	23	1	33
Company’s remaining funding commitment to unconsolidated entities (2)	$209,064	$—	$124,166	$12,148	$345,378
(1)    Our total investment includes $101.1 million related to 11 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $202.9 million as of July 31, 2023. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 20% to 50%.
(2)    Our remaining funding commitment includes approximately $107.9 million related to our unconsolidated joint venture-related variable interests in VIEs.
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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	2	40	53
Aggregate loan commitments	$576,938	$219,650	$3,637,428	$4,434,016
Amounts borrowed under loan commitments	$394,033	$103,271	$2,100,888	$2,598,192
The table below provides information at October 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	10	2	35	47
Aggregate loan commitments	$557,185	$219,650	$3,317,261	$4,094,096
Amounts borrowed under loan commitments	$444,306	$17,583	$1,774,567	$2,236,456
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.

New Joint Ventures
The table below provides information on joint ventures entered into during the nine-months ended July 31, 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	—	3
Investment balance at July 31, 2023	$12,808	$—	$7,096
Number of consolidated joint ventures entered into during the period	—	1	1
Carrying value of consolidated joint ventures’ assets at July 31, 2023	$—	$5,000	$10,604
Noncontrolling interests in consolidated joint ventures at July 31, 2023	$—	$835	$2,651
The table below provides information on joint ventures entered into during the nine-months ended July 31, 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	11	1
Investment balance at July 31, 2022	$44,500	$118,600	$2,400
Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In the three and nine-month periods ended July 31, 2023, one of our joint ventures sold its assets and we recognized $35.0 million in “Income from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income. In the nine-month period ended July 31, 2022, one of our joint ventures sold its assets and we recognized $21.0 million in “Income from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income.
In the three-month periods ended July 31, 2023 and 2022, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $25.7 million and $2.4 million, respectively. In the nine-month periods ended July 31, 2023 and 2022, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $94.8 million and $40.3 million, respectively. Our share of income from the lots we acquired was insignificant in each period. In the three-month period ended July 31, 2022, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $159.7 million. No similar land sales to our Rental Property Joint Ventures occurred during the the three months ended July 31, 2023. In the nine-month periods ended July 31, 2023 and 2022, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $8.2 million and $311.5 million, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
Guarantees
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we have guaranteed portions of the debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) an environmental indemnity provided to the lender that holds the lender harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnification of the lender from “bad boy acts” of the unconsolidated entity or its partners.
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

We believe that, as of July 31, 2023, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	July 31, 2023	October 31, 2022
Loan commitments in the aggregate	$3,180,600	$2,858,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$642,200	$597,800
Debt obligations borrowed in the aggregate	$1,505,900	$1,110,900
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$509,800	$390,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$18,500	$16,900
Terms of guarantees	1 month - 3.9 years	1 month - 3.7 years
(1)    At July 31, 2023 and October 31, 2022, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $95.0 million related to our unconsolidated Joint Venture VIEs.

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

The table below provides information as of July 31, 2023 and October 31, 2022, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	July 31, 2023	October 31, 2022
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		7	5
Carrying value of consolidated VIEs assets	Inventory and investments in unconsolidated entities	$89,700	$81,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$11,300	$9,700
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 75% to 98%.
As shown above, we are the primary beneficiary of certain VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be funded to the joint ventures prior to the admission of any additional investor at a future date, we will fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan. For other VIEs, we are not the primary beneficiary because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIE’s other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all partners. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other partners.

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	July 31, 2023	October 31, 2022
Cash and cash equivalents	$155,474	$254,884
Inventory	1,316,961	1,256,215
Loans receivable – net	17,024	48,217
Rental properties	2,045,502	1,702,690
Rental properties under development	1,571,296	1,413,607
Other assets	384,604	305,250
Total assets	$5,490,861	$4,980,863
Debt – net of deferred financing costs	$2,590,381	$2,248,754
Other liabilities	469,411	399,818
Partners’ equity	2,431,069	2,332,291
Total liabilities and equity	$5,490,861	$4,980,863
Company’s net investment in unconsolidated entities (1)	$900,363	$852,314
(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $28.4 million and $18.5 million as of July 31, 2023 and October 31, 2022, respectively, and these differences are primarily a result of distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; interest capitalized on our investments; other than temporary impairments we have recognized; gains recognized from the sale of our ownership interests; and the estimated fair value of the guarantees provided to the joint ventures.
Condensed Combined Statements of Operations:

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Revenues	$186,669	$114,542	$429,647	$401,065
Cost of revenues	124,414	60,566	266,593	256,256
Other expenses	67,195	45,967	187,336	128,742
Total expenses	191,609	106,533	453,929	384,998
Loss on disposition of loans and real estate owned	—	—	—	(113)
(Loss) income from operations	(4,940)	8,009	(24,282)	15,954
Other income (2)	79,857	3,919	76,251	44,156
Income before income taxes	74,917	11,928	51,969	60,110
Income tax expense	1,195	37	1,030	194
Net income	73,722	11,891	50,939	59,916
Company’s income from unconsolidated entities (3)	$30,548	$2,984	$20,813	$27,954
(2)    The three and nine months ended July 31, 2023 includes gains of $78.8 million related to the sale of assets by one of our Rental Property Joint Ventures. The nine months ended July 31, 2022 includes gains of $29.9 million related to the sale of assets by one of our Rental Property Joint Ventures.
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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2023 and October 31, 2022, consisted of the following (amounts in thousands):

	July 31, 2023	October 31, 2022
Expected recoveries from insurance carriers and others	$34,840	$41,527
Improvement cost receivable	54,582	60,812
Escrow cash held by our wholly owned captive title company	49,333	51,796
Properties held for rental apartment and commercial development	289,802	224,593
Prepaid expenses	34,005	44,307
Right-of-use asset	120,819	116,660
Derivative assets	39,632	71,929
Other	116,553	135,604
	$739,566	$747,228

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2023 and October 31, 2022, loans payable consisted of the following (amounts in thousands):

	July 31, 2023	October 31, 2022
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	516,616	537,043
Deferred issuance costs	(3,500)	(1,768)
	$1,163,116	$1,185,275
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025. In addition, this amendment replaced the LIBOR-based interest rate provisions applicable to borrowings under the Term Loan Facility with Secured Overnight Financing Rate (“SOFR”)-based interest rate provisions. At July 31, 2023, other than $101.6 million of term loans scheduled to mature on November 1, 2025 and the $60.9 million scheduled to mature on November 1, 2026, there were no payments required before the final maturity date on the Term Loan Facility. At July 31, 2023, the interest rate on the Term Loan Facility was 6.20% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the New Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread at July 31, 2023 was 1.15%. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
On February 14, 2023, we entered into a new five-year $1.905 billion senior unsecured revolving credit facility (the “New Revolving Credit Facility”) with a syndicate of banks that is scheduled to mature on February 14, 2028. The New Revolving Credit Facility replaced our existing $1.905 billion revolving credit facility, which was terminated in connection with the execution of the new agreement. The New Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. The terms of the New Revolving Credit Facility are substantially the same as the prior revolving credit facility, except that the LIBOR-based interest rate provisions have been replaced with SOFR-based provisions. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the New Revolving Credit Facility.

Under the terms of the New Revolving Credit Facility, at July 31, 2023, our maximum leverage ratio, as defined, was not permitted to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth, as defined, of no less than approximately $4.10 billion. Under the terms of the New Revolving Credit Facility, at July 31, 2023, our leverage ratio was approximately 0.28 to 1.00, and our tangible net worth was approximately $6.64 billion. Based upon the terms of the New Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.70 billion as of July 31, 2023. In addition, under the provisions of the New Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.54 billion as of July 31, 2023.
At July 31, 2023, we had no outstanding borrowings under the New Revolving Credit Facility and had approximately $121.0 million of outstanding letters of credit that were issued under the New Revolving Credit Facility. At July 31, 2023, the interest rate on outstanding borrowings under the New Revolving Credit Facility would have been 6.35% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2023, the weighted-average interest rate on “Loans payable – other” was 4.98% per annum.
Senior Notes
At July 31, 2023, we had four issues of senior notes outstanding with an aggregate principal amount of $1.60 billion.
In our second quarter of fiscal 2023, we redeemed all $400.0 million principal amount of 4.375% Senior Notes due April 15, 2023, at par, plus accrued interest.
In our first quarter of fiscal 2022, we redeemed the remaining $409.9 million principal amount of 5.875% Senior Notes due February 15, 2022, at par, plus accrued interest.
Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBMC. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. In March 2023, the Warehousing Agreement was amended to extend the expiration date to March 30, 2024 and borrowings thereunder bear interest at BSBY plus 1.75% per annum (with a BSBY floor of 0.50%). At July 31, 2023, the interest rate on the Warehousing Agreement was 7.12% per annum.

7. Accrued Expenses
Accrued expenses at July 31, 2023 and October 31, 2022 consisted of the following (amounts in thousands):

	July 31, 2023	October 31, 2022
Land, land development, and construction	$549,121	$334,975
Compensation and employee benefits	175,906	223,609
Escrow liability associated with our wholly owned captive title company	43,923	44,115
Self-insurance	240,000	251,576
Warranty	145,451	164,409
Lease liabilities	145,016	139,664
Deferred income	50,771	50,973
Interest	31,044	31,988
Commitments to unconsolidated entities	29,545	26,905
Other	46,729	77,773
	$1,457,506	$1,345,987
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Balance, beginning of period	$149,395	$143,991	$164,409	$145,062
Additions – homes closed during the period	12,395	15,598	29,666	38,798
Addition – liabilities assumed in a business acquisition	—	150	—	150
Change in accruals for homes closed in prior years – net	3,995	3,315	6,018	6,987
Charges incurred	(20,334)	(18,423)	(54,642)	(46,366)
Balance, end of period	$145,451	$144,631	$145,451	$144,631
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware. Our recorded estimated repair costs to resolve these claims were approximately $42.6 million at July 31, 2023 and $46.9 million at October 31, 2022, and are included in the Warranty accrued expense above. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
8. Income Taxes
We recorded income tax provisions of $138.2 million and $92.5 million for the three months ended July 31, 2023 and 2022, respectively. The effective tax rate was 25.0% for the three months ended July 31, 2023, compared to 25.3% for the three months ended July 31, 2022. We recorded income tax provisions of $310.9 million and $216.6 million for the nine months ended July 31, 2023 and 2022, respectively. The effective tax rate was 25.1% for the nine months ended July 31, 2023, compared to 25.1% for the nine months ended July 31, 2022. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.

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
At July 31, 2023, we had $5.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Total stock-based compensation expense recognized	$4,265	$2,238	$21,290	$19,258
Income tax benefit recognized	$1,076	$622	$5,380	$4,890
At July 31, 2023 and October 31, 2022, the aggregate unamortized value of unvested stock-based compensation awards was approximately $26.7 million and $15.5 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Number of shares purchased (in thousands)	1,931	2,038	3,561	7,257
Average price per share (1)	$76.26	$44.93	$67.53	$52.90
Remaining authorization at July 31 (in thousands)	11,016	18,319	11,016	18,319
(1) Average price per share includes costs associated with the purchases. For the fiscal 2023 periods, it also includes the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
Cash Dividends
On March 9, 2023, our Board of Directors approved an increase in our quarterly cash dividend from $0.20 per share to $0.21 per share, which was previously increased from $0.17 to $0.20 in March 2022. During the three month periods ended July 31, 2023 and 2022, we declared and paid cash dividends of $0.21 and $0.20 per share, respectively, to our shareholders. During the nine months ended July 31, 2023 and 2022, we declared and paid cash dividends of $0.62 and $0.57 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Employee Retirement Plans
Beginning balance	$2,510	$(5,347)	$2,475	$(6,024)
Losses reclassified from AOCI to net income (1)	23	452	70	1,355
Less: Tax benefit (2)	(6)	(115)	(18)	(341)
Net losses reclassified from AOCI to net income	17	337	52	1,014
Other comprehensive loss – net of tax	17	337	52	1,014
Ending balance	$2,527	$(5,010)	$2,527	$(5,010)
Derivative Instruments
Beginning balance	$31,365	$24,766	$35,143	$7,133
Gains (losses) on derivative instruments	8,900	(4,082)	5,191	19,281
Less: Tax (expense) benefit	(2,250)	1,037	(1,302)	(4,829)
Net gains (losses) on derivative instruments	6,650	(3,045)	3,889	14,452
(Gains) losses reclassified from AOCI to net income (3)	(1,427)	38	(2,789)	220
Less: Tax expense (benefit) (2)	361	(10)	706	(56)
Net (gains) losses reclassified from AOCI to net income	(1,066)	28	(2,083)	164
Other comprehensive income (loss) – net of tax	5,584	(3,017)	1,806	14,616
Ending balance	$36,949	$21,749	$36,949	$21,749

Total AOCI ending balance	$39,476	$16,739	$39,476	$16,739
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Numerator:
Net income as reported	$414,789	$273,467	$926,535	$645,964

Denominator:
Basic weighted-average shares	110,003	115,334	110,871	118,056
Common stock equivalents (1)	1,120	992	1,010	1,313
Diluted weighted-average shares	111,123	116,326	111,881	119,369

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	121	407	395	275
Shares issued under stock incentive and employee stock purchase plans	548	45	1,984	469
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

12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2023	October 31, 2022
Residential Mortgage Loans Held for Sale	Level 2	$80,417	$185,150
Forward Loan Commitments — Residential Mortgage Loans Held for Sale	Level 2	$648	$9,184
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1,742)	$(17,734)
Forward Loan Commitments — IRLCs	Level 2	$1,742	$17,734
Interest Rate Swap Contracts	Level 2	$37,242	$45,010
At July 31, 2023 and October 31, 2022, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of July 31, 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At July 31, 2023	$83,018	$80,417	$(2,601)
At October 31, 2022	$193,746	$185,150	$(8,596)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2022 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were insignificant during the three-month and nine-month periods ended July 31, 2023 and 2022 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		July 31, 2023		October 31, 2022
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,166,616	$1,150,690	$1,187,043	$1,180,893
Senior notes (2)	Level 1	1,600,000	1,523,222	2,000,000	1,822,255
Mortgage company loan facility (3)	Level 2	70,517	70,517	148,863	148,863
		$2,837,133	$2,744,429	$3,335,906	$3,152,011
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
13. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Interest income	$8,109	$375	$22,187	$1,970
(Loss) income from ancillary businesses	(1,451)	1,865	(1,543)	16,159
Management fee income earned by home building operations	839	931	2,901	3,306
Gain on litigation settlements – net	—	—	27,683	—
Other	(139)	(1,877)	(775)	(5,205)
Total other income – net	$7,358	$1,294	$50,453	$16,230
Income (loss) from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Revenues	$36,057	$32,994	$97,238	$92,581
Expenses	$37,508	$31,129	$98,781	$76,422
In the nine-month period ended July 31, 2022, our smart home technology business recognized a $9.0 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
In addition, in the three months ended July 31, 2023 and 2022, our apartment living operations earned fees from unconsolidated entities of $6.7 million and $7.0 million, respectively. In the nine-month periods ended July 31, 2023 and 2022, our apartment living operations earned fees from unconsolidated entities of $19.3 million and $16.6 million, respectively. Fees earned by our apartment living operations are included in income (loss) from ancillary businesses.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2023	October 31, 2022
Aggregate purchase price:
Unrelated parties	$4,125,045	$4,279,660
Unconsolidated entities that the Company has investments in	28,693	42,057
Total	$4,153,738	$4,321,717

Deposits against aggregate purchase price	$452,504	$463,452
Additional cash required to acquire land	3,701,234	3,858,265
Total	$4,153,738	$4,321,717
Amount of additional cash required to acquire land included in accrued expenses	$272,728	$34,994
In addition, we expect to purchase approximately 8,300 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2023, we also had purchase contracts to acquire land for apartment developments of approximately $263.5 million, of which we had outstanding deposits in the amount of $13.0 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2023, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2023, we had outstanding surety bonds amounting to $856.1 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $344.6 million of work remains on these improvements. We have an additional $314.9 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2023, we had outstanding letters of credit of $121.0 million under our New Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At July 31, 2023, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At July 31, 2023, we had agreements of sale outstanding to deliver 7,295 homes with an aggregate sales value of $7.87 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2023	October 31, 2022
Aggregate mortgage loan commitments:
IRLCs	$382,426	$669,631
Non-IRLCs	2,021,548	2,429,063
Total	$2,403,974	$3,098,694
Investor commitments to purchase:
IRLCs	$382,426	$669,631
Mortgage loans held for sale	73,276	186,666
Total	$455,702	$856,297
15. Information on Segments
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
At October 31, 2022, we concluded that our high-rise urban luxury condominium operations (“City Living”) were no longer a reportable operating segment, primarily due to their insignificance as a result of the change in structure and shift in strategy. Amounts reported in prior periods have been restated to conform to the fiscal 2023 presentation. The realignment did not have any impact on our consolidated financial position, results of operations, earnings per share or cash flows for the periods presented.

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
		(restated)		(restated)
Revenues:
North	$377,744	$481,509	$1,081,854	$1,235,550
Mid-Atlantic	288,480	253,973	787,184	765,100
South	632,572	352,674	1,544,804	922,544
Mountain	726,004	660,517	1,880,450	1,776,375
Pacific	648,447	506,597	1,619,085	1,433,041
Total home building	2,673,247	2,255,270	6,913,377	6,132,610
Corporate and other	1,355	1,067	745	(2,392)
	2,674,602	2,256,337	6,914,122	6,130,218
Land sales and other revenues	13,040	238,465	60,668	433,206
Total consolidated	$2,687,642	$2,494,802	$6,974,790	$6,563,424

Income (loss) before income taxes:
North	$49,087	$81,440	$136,643	$177,824
Mid-Atlantic	71,132	39,841	158,482	117,126
South	126,861	56,293	268,028	121,844
Mountain	146,757	120,606	368,003	296,579
Pacific	183,371	120,125	419,872	299,923
Total home building	577,208	418,305	1,351,028	1,013,296
Corporate and other	(24,191)	(52,354)	(113,623)	(150,714)
Total consolidated	$553,017	$365,951	$1,237,405	$862,582

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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2023	October 31, 2022
North	$1,368,192	$1,464,995
Mid-Atlantic	1,291,556	1,049,043
South	2,387,503	2,137,568
Mountain	2,778,107	2,785,603
Pacific	2,236,004	2,174,065
Total home building	10,061,362	9,611,274
Corporate and other	2,292,312	2,677,440
Total consolidated	$12,353,674	$12,288,714
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, our apartment rental development and high-rise urban luxury condominium businesses, and our mortgage and title subsidiaries.

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
		(restated)		(restated)
North	$158	$387	$590	$1,156
Mid-Atlantic	2,225	1,200	8,545	2,345
South	921	405	1,402	1,014
Mountain	42	1,421	5,659	1,865
Pacific	18	2,835	6,241	4,293
Total consolidated	$3,364	$6,248	$22,437	$10,673
In the nine-month period ended July 31, 2023, we recognized $17.7 million of land impairment charges included in land sales and other cost of revenues, of which $2.7 million, $10.3 million, $2.2 million, and $2.5 million were in our North, Mid-Atlantic, Pacific and Corporate and other segments, respectively. No land impairment charges were recognized in land sales and other costs of revenues in the three-month period ended July 31, 2023. We recognized $1.4 million and $6.6 million of similar charges in our North segment during the three-month and nine-month periods ended July 31, 2022, respectively.
16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2023	2022
Cash flow information:
Income tax paid – net	$427,153	$235,565
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$342,073	$213,500
Transfer of other assets to investment in unconsolidated entities - net	$4,435	$100,264
Transfer of other assets to property, construction and office equipment - net	$13,738	$8,571
Unrealized (loss) gain on derivatives	$(7,767)	$18,798

	At July 31,
	2023	2022
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,033,369	$316,471
Restricted cash included in receivables, prepaid expenses, and other assets	49,333	80,086
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$1,082,702	$396,557

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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended July 31, 2023, home sales revenue increased 19% as compared to the three months ended July 31, 2022. In the quarter, we delivered 2,524 homes with an average delivered price of $1,059,700, as compared to 2,414 delivered homes at an average price of $934,700 in the third quarter of fiscal 2022. The increase in average delivered price and home sales revenues in the three months ended July 31, 2023 reflects the strong demand for our homes that existed through the first half of fiscal 2022, as many of the homes delivered in our third quarter of fiscal 2023 were contracted prior to the softening in demand that began in May 2022 and continued through the end of the 2022 calendar year.
Since January 2023, we have experienced an increase in demand as compared to the second half of the 2022 calendar year. In the three months ended July 31, 2023, we signed 2,245 net contracts with an aggregate value of $2.16 billion as compared to 1,266 net contracts with an aggregate value of $1.66 billion in the three months ended July 31, 2022. Net signed contracts increased 77% in units and 30% in dollars, respectively, on a year-over-year basis in the third quarter. Demand in the second half of calendar 2022 was negatively impacted by the steep increase in interest rates from January through November 2022, as well as uncertainty regarding the direction of the economy as a result of higher inflation, the rise in interest rates and other macro-economic conditions. During calendar year 2023, interest rates have been less volatile, allowing homebuyers time to absorb the higher rate environment. In addition, the new home market has benefited from very low levels of resale inventory on the market. As a result of these factors, demand for our homes since the start of calendar 2023 has significantly increased compared to the same period in 2022. Notwithstanding the year-over-year improvement in demand, it is difficult to predict the near-term direction of mortgage rates, which in recent weeks reached multi-decade highs, consumer confidence and the overall economy, and their potential impacts on demand for our homes. Over the long term, however, we believe that we will continue to benefit from strong housing market fundamentals, including demographic and migration trends and the overall shortage of homes for sale in the United States.
Our backlog at July 31, 2023 was 7,295 homes and $7.87 billion, down 32% in units and 30% in dollars as compared to our backlog at July 31, 2022. Although we have experienced modest improvements in build times (the time it takes from contract signing to delivery of the completed home) over the nine months ended July 31, 2023, build times remain extended due to the impacts of supply chain, labor and other disruptions that have impacted the construction industry in recent years.

Financial and Operational Highlights
In the three-month period ended July 31, 2023, we recognized $2.69 billion of revenues, consisting of $2.67 billion of home sales revenue and $13.0 million of land sales and other revenue, and net income of $414.8 million, as compared to $2.49 billion of revenues, consisting of $2.26 billion of home sales revenue and $238.5 million of land sales and other revenue, and net income of $273.5 million in the three-month period ended July 31, 2022.
In the three-month periods ended July 31, 2023 and 2022, the value of net contracts signed was $2.16 billion (2,245 homes) and $1.66 billion (1,266 homes), respectively.
In the nine-month period ended July 31, 2023, we recognized $6.97 billion of revenues, consisting of $6.91 billion of home sales revenues and $60.7 million of land sales and other revenues, and net income of $926.5 million, as compared to $6.56 billion of revenues, consisting of $6.13 billion of home sales revenues and $433.2 million of land sales and other revenues, and net income of $646.0 million in the nine-month period ended July 31, 2022.
In the nine-month periods ended July 31, 2023 and 2022, the value of net contracts signed was $5.89 billion (6,039 homes) and $7.75 billion (7,069 homes), respectively.
The value of our backlog at July 31, 2023 was $7.87 billion (7,295 homes), as compared to our backlog at July 31, 2022 of $11.19 billion (10,725 homes). Our backlog at October 31, 2022 was $8.87 billion (8,098 homes), as compared to backlog of $9.50 billion (10,302 homes) at October 31, 2021.
At July 31, 2023, we had $1.03 billion of cash and cash equivalents on hand and approximately $1.78 billion available under our $1.905 billion revolving credit facility. On February 14, 2023, we entered into a new $1.905 billion senior unsecured revolving credit facility that is scheduled to terminate on February 14, 2028 (the “New Revolving Credit Facility”), which replaced our existing $1.905 revolving credit facility. At July 31, 2023, we had no borrowings and we had approximately $121.0 million of outstanding letters of credit under the New Revolving Credit Facility. In addition, also on February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
At July 31, 2023, we owned or controlled through options approximately 70,200 home sites, as compared to approximately 76,000 at October 31, 2022; and approximately 80,900 at October 31, 2021. Of the approximately 70,200 total home sites that we owned or controlled through options at July 31, 2023, we owned approximately 35,200 and controlled approximately 35,000 through options. Of the 35,200 home sites owned, approximately 17,400 were substantially improved. In addition, as of July 31, 2023, we expect to purchase approximately 8,300 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At July 31, 2023, we were selling from 345 communities, compared to 348 at October 31, 2022; and 332 at July 31, 2022.
At July 31, 2023, our total stockholders’ equity and our debt to total capitalization ratio were $6.69 billion and 0.30 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and nine months ended July 31, 2023 and 2022 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
Revenues:
Home sales	$2,674.6	$2,256.3	19%	$6,914.1	$6,130.2	13%
Land sales and other	13.0	238.5		60.7	433.2
	2,687.6	2,494.8	8%	6,974.8	6,563.4	6%
Cost of revenues:
Home sales	1,931.9	1,670.7	16%	5,065.8	4,619.5	10%
Land sales and other	11.6	229.6		74.9	422.2
	1,943.5	1,900.3	2%	5,140.6	5,041.7	2%
Selling, general and administrative	229.0	232.9	(2)%	668.0	703.4	(5)%
Income from operations	515.1	361.7	42%	1,166.1	818.4	42%
Other
Income from unconsolidated entities	30.5	3.0	NM	20.8	28.0	(26)%
Other income – net	7.4	1.3	NM	50.5	16.2	211%
Income before income taxes	553.0	366.0	51%	1,237.4	862.6	43%
Income tax provision	138.2	92.5	49%	310.9	216.6	44%
Net income	$414.8	$273.5	52%	$926.5	$646.0	43%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	72.2%	74.0%		73.3%	75.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	88.8%	96.3%		123.4%	97.4%
SG&A as a percentage of home sale revenues	8.6%	10.3%		9.7%	11.5%
Effective tax rate	25.0%	25.3%		25.1%	25.1%

Deliveries – units	2,524	2,414	5%	6,842	6,750	1%
Deliveries – average delivered price (in ‘000s)	$1,059.7	$934.7	13%	$1,010.5	$908.2	11%

Net contracts signed – value	$2,163.5	$1,664.2	30%	$5,893.1	$7,747.5	(24)%
Net contracts signed – units	2,245	1,266	77%	6,039	7,069	(15)%
Net contracts signed – average contracted price (in ‘000s)	$963.7	$1,314.5	(27)%	$975.8	$1,096.0	(11)%

	At July 31,			At October 31,
	2023	2022	% Change	2022	2021	% Change
Backlog – value	$7,874.8	$11,185.3	(30)%	$8,874.1	$9,499.1	(7)%
Backlog – units	7,295	10,725	(32)%	8,098	10,302	(21)%
Backlog – average contracted price (in ‘000s)	$1,079.5	$1,042.9	4%	$1,095.8	$922.1	19%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreement of sale related to such options was signed.
NM: Not meaningful

Home Sales Revenues and Home Sales Cost of Revenues
For the three months ended July 31, 2023 compared to the three months ended July 31, 2022
The increase in home sale revenues for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, was attributable to a 13% increase in the average price of homes delivered and a 5% increase in the number of homes delivered. The increase in the average delivered home price was mainly due to sales price increases as well as a shift in the number of homes delivered to more expensive areas and/or products, most notably in the Mid-Atlantic and Pacific regions. The increase in the number of homes delivered in the three months ended July 31, 2023 was primarily due to more deliveries of quick move-in (or “spec”) homes, coupled with a higher backlog conversion in the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily as a result of improvement in build times. These factors are offset, in part, by a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, most significantly in the North and Mountain regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, was principally due to a shift in the mix of revenues to higher margin products/areas and sales price increases outpacing cost increases for homes delivered in the quarter. In addition, interest expense as a percentage of home sales revenues was lower in the fiscal 2023 period. In the three months ended July 31, 2023 and 2022, interest expense, as a percentage of home sales revenues, was 1.4% and 1.7%, respectively.
For the nine months ended July 31, 2023 compared to the nine months ended July 31, 2022
The increase in home sale revenues for the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022, was primarily attributable to an 11% increase in the average price of homes delivered. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive product types/geographic regions, most notably in the Mid-Atlantic and Pacific regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, for the nine months ended July 31, 2023, as compared to the nine months ended July 31, 2022, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases for homes delivered in the quarter, and lower interest expense as a percentage of home sales revenues, offset, in part, by higher inventory impairment charges in the fiscal 2023 period. In the nine months ended July 31, 2023 and 2022, interest expense, as a percentage of home sales revenues, was 1.4% and 1.8%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our City Living buildings. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The increase in land sales and other cost of revenues as a percentage of land sales and other revenues was primarily due to $17.7 million of impairment charges recognized in the nine months ended July 31, 2023, in connection with planned land sales. There were no land sales and other impairment charges recognized in the three months ended July 31, 2023. This compares to $1.4 million and $6.6 million of land sales and other impairment charges recognized in the three months and nine months ended July 31, 2022, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending decreased by $3.9 million in the three-month period ended July 31, 2023, as compared to the three-month period ended July 31, 2022. As a percentage of home sales revenues, SG&A was 8.6% in the three months ended July 31, 2023, as compared to 10.3% in the three months ended July 31, 2022. The decrease in SG&A expenditures was due primarily to lower headcount and reduced costs from the impact of other fixed cost control measures, offset, in part, by higher commissions and marketing spend. The decrease in SG&A as a percentage of revenues was due to lower SG&A spending relative to the 19% increase in revenues.
SG&A spending decreased by $35.3 million in the fiscal 2023 nine-month period, as compared to the fiscal 2022 nine-month period. As a percentage of home sales revenues, SG&A was 9.7% in the fiscal 2023 period, as compared to 11.5% in the fiscal 2022 period. The dollar decrease in SG&A was primarily due to lower headcount, reduced commissions and marketing spend in the fiscal 2023 period, and the impact of other fixed cost control measures. The decrease in SG&A as a percentage of revenues was due to revenues increasing 13% year-over-year in the fiscal 2023 period, while SG&A spending decreased 5%.

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
In the three-month period ended July 31, 2023, we recognized income from unconsolidated entities of $30.5 million as compared to income of $3.0 million in the prior year period. The increase was primarily due to a $35.0 million gain in the fiscal 2023 period related to a property sale by one of our Rental Property Joint Ventures, partially offset by losses by one of our Rental Property Joint Ventures that is currently in the development phase, and lower earnings from a Land Development Joint Venture due to reduced lot sales.
In the nine-month period ended July 31, 2023, we recognized income from unconsolidated entities of $20.8 million, as compared to income of $28.0 million in the prior year period. The decrease was primarily due to a $21.0 million gain in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, higher losses by various Rental Property Joint Ventures that are currently in the development or lease-up phases, losses by two Home Building Joint Ventures that were formed during the three-months ended October 31, 2022, and lower earnings from a Land Development Joint Venture due to reduced lot sales in the fiscal 2023 period. These decreases are partially offset by a $35.0 million gain in the fiscal 2023 period related to a property sale by one of our Rental Property Joint Ventures.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Interest income	$8,109	$375	$22,187	$1,970
(Loss) income from ancillary businesses	(1,451)	1,865	(1,543)	16,159
Management fee income earned by home building operations	839	931	2,901	3,306
Gain on litigation settlements – net	—	—	27,683	—
Other	(139)	(1,877)	(775)	(5,205)
Total other income – net	$7,358	$1,294	$50,453	$16,230
The increase in interest income in the three and nine month periods ended July 31, 2023 was primarily due to higher interest rates.
The decrease in income from ancillary businesses in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, was mainly due to higher operating losses incurred in our apartment living operations.
The decrease in income from ancillary businesses in the nine months ended July 31, 2023 was mainly due to the fiscal 2022 period benefiting from the bulk sale of security monitoring accounts by our smart home technologies business, which resulted in a gain of $9.0 million. In addition, the fiscal 2023 period had lower income from our mortgage operations due to lower volume and reduced spreads and higher operating losses incurred in our apartment living operations.
The decreases in management fee income earned by our home building operations in the three and nine month periods ended July 31, 2023 were primarily related to a decrease in fees from certain of our Land Development Joint Ventures.

The gain on litigation settlements - net in nine months ended July 31, 2023 primarily relates to the settlement of an insurance claim. No similar gains occurred in the fiscal 2022 period.
The decreased loss in “other” in the nine month period ended July 31, 2023 was primarily due to a $1.6 million impairment charge recorded during the fiscal 2022 period in connection with a planned sale of a manufacturing facility and higher expense in the fiscal 2022 period related to our defined benefit retirement plans.
Income Before Income Taxes
For the three-month period ended July 31, 2023, we reported income before income taxes of $553.0 million, as compared to $366.0 million in the three-month period ended July 31, 2022.
For the nine-month period ended July 31, 2023, we reported income before income taxes of $1,237.4 million, as compared to $862.6 million in the three-month period ended July 31, 2022.
Income Tax Provision
In the three-month periods ended July 31, 2023 and July 31, 2022, we recognized income tax provisions of $138.2 million and $92.5 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2023 and 2022 periods, our federal tax provisions would have been $116.1 million and $76.8 million, in the three-month periods ended July 31, 2023 and 2022, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by excess tax benefits related to stock-based compensation.
We recognized income tax provisions of $310.9 million and $216.6 million in the nine-month periods ended July 31, 2023 and July 31, 2022, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2023 and 2022 periods, our federal tax provisions would have been $259.9 million and $181.1 million, in the nine-month periods ended July 31, 2023 and July 31, 2022, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended July 31, 2023 and 2022, the value of net contracts signed was $2.16 billion (2,245 homes) and $1.66 billion (1,266 homes), respectively. The aggregate value of net contracts signed increased $499.3 million, or 30.0%, in the three-month period ended July 31, 2023, as compared to the three-month period ended July 31, 2022. The increase in the aggregate value of net contracts signed was due to a 77.3% increase in the number of net contracts signed offset, in part, by a 26.7% decrease in the average value of each signed contract. The increase in the number of net contracts signed reflects an increase in demand compared to the prior year period. The decrease in the average value attributed to each signed contract is principally due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives. In addition, the average value attributed to each contract signed includes the value of each binding agreement of sale that was signed in the period, as well as the value of all options selected during the period, regardless of when the initial agreement of sale related to such options was signed. During the three-month period ended July 31, 2022 we signed 1,266 net contracts, a 60% decline compared to the prior year period. During the three-month periods ended April 30, 2022 and January 31, 2022, we signed 2,874 and 2,929 net contracts, respectively. As a result of the steep drop in signed contracts during the three-month period ended July 31, 2022, the average value attributed to each signed contract in such period includes an unusually large value related to option selections for homes purchased in prior periods.
In the nine-month periods ended July 31, 2023 and 2022, the value of net contracts signed was $5.89 billion (6,039 homes) and $7.75 billion (7,069 homes), respectively. The aggregate value of net contracts signed decreased $1.85 billion, or 23.9%, in the nine-month period ended July 31, 2023, as compared to the nine-month period ended July 31, 2022. The decrease in the aggregate value of net contracts signed was due to a 14.6% decrease in the number of net contracts signed and an 11.0% decrease in the average value attributed to each signed contract. The decrease in the number of net contracts signed reflects the stronger demand environment that existed for most of the nine-month period ended July 31, 2022. The decrease in the average value attributed to each signed contract is principally due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives.
Backlog
The value of our backlog at July 31, 2023 decreased 29.6% to $7.87 billion (7,295 homes), as compared to $11.19 billion (10,725 homes) at July 31, 2022. Our backlog at October 31, 2022 and 2021 was $8.87 billion (8,098 homes) and $9.50 billion (10,302 homes), respectively.

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
At July 31, 2023, we had $1.03 billion of cash and cash equivalents on hand and approximately $1.78 billion available for borrowing under our revolving credit facility. On February 14, 2023, we entered into the $1.905 billion New Revolving Credit Facility with a syndicate of banks that is scheduled to mature on February 14, 2028. The New Revolving Credit Facility replaced the prior $1.905 revolving credit facility, which was terminated in connection with the execution of the new agreement. The New Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.0 billion with the consent of lenders. The terms of the New Revolving Credit Facility are substantially the same as the prior agreement, except that the LIBOR-based interest rate provisions have been replaced with SOFR-based provisions. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the New Revolving Credit Facility. Also on February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
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

Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of July 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, and obligations under our deferred compensation plan, supplemental executive retirement plans, and 401(k) savings plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of July 31, 2023, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At July 31, 2023, we had investments in these entities of $900.4 million and were committed to invest or advance up to an additional $345.4 million to these entities if they require additional funding. At July 31, 2023, we had agreed to terms for the acquisition of 313 home sites from three joint ventures for an estimated aggregate purchase price of $28.7 million. In addition, we expect to purchase approximately 8,300 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of July 31, 2023, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2023, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.18 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $642.2 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2023, the unconsolidated entities had borrowed an aggregate of $1.51 billion, of which we estimate $509.8 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. Nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of July 31, 2023, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At July 31, 2023 and October 31, 2022, we had $1.03 billion and $1.35 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the nine-month period ended July 31, 2023 was $675.0 million. Cash provided by operating activities during the fiscal 2023 period was primarily related to net income (adjusted for stock-based compensation, impairments, depreciation and amortization, income and distributions of earnings from unconsolidated entities and deferred taxes); and mortgage loans sold, net of mortgage loans originated. This activity was offset, in part, by an increase in inventory; decreases in accounts payable and accrued expenses, current income taxes – net, and customer deposits – net; and an increase in receivables, prepaid expenses, and other assets.
Cash used in operating activities during the nine-month period ended July 31, 2022 was $246.6 million. Cash used in operating activities during the fiscal 2022 period was primarily related to an increase in inventory and an increase in current income taxes – net. This activity was offset, in part, by net income (adjusted for stock-based compensation, impairments, depreciation and amortization, and deferred taxes); mortgage loans sold, net of mortgage loans originated; an increase in customer deposits – net, an increase in accounts payable and accrued expenses and a decrease in receivables, prepaid expenses, and other assets.
Investing Activities
In the nine-month period ended July 31, 2023, cash used in investing activities was $133.6 million, which was primarily related to $162.6 million used to fund our investments in unconsolidated entities and $54.1 million used for the purchase of property and equipment. This activity was offset, in part, by $74.0 million of cash received as returns from our investments in unconsolidated entities and $9.0 million of cash proceeds from the sale of assets.
In the nine-month period ended July 31, 2022, cash used in investing activities was $94.9 million, which was primarily related to $176.6 million used to fund our investments in unconsolidated entities and $56.5 million used for the purchase of property and equipment. This activity was offset, in part, by $109.6 million million of cash received as returns from our investments in unconsolidated entities and $28.3 million of cash proceeds from the sale of assets.
Financing Activities
We used $857.3 million of cash in financing activities in the nine-month period ended July 31, 2023, primarily for the redemption of $400.0 million of senior notes, payments of $190.6 million of loans payable, net of borrowings, the payment of dividends on our common stock of $69.1 million, the repurchase of $239.3 million of our common stock and payments of $5.3 million of debt issuance costs. This activity was offset, in part, by $47.1 million of proceeds related to stock-based benefit plans - net.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At July 31, 2023, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

July 31, 2023
Assets
Cash	$867.7
Inventory	$9,059.4
Amount due from Non-Guarantor Subsidiaries	$713.7
Total assets	$11,342.1

Liabilities & Stockholders' Equity
Loans payable	$1,106.7
Senior notes	$1,596.0
Total liabilities	$5,052.8
Stockholders' equity	$6,289.3
Summarized Statement of Operations Data (amounts in millions):

For the nine months ended July 31, 2023
Revenues	$6,837.3
Cost of revenues	$5,035.8
Selling, general and administrative	$664.4
Income before income taxes	$1,169.8
Net income	$875.9

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
Units Delivered and Revenues:

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$377.7	$481.4	(22)%	390	555	(30)%	$968.6	$867.6	12%
Mid-Atlantic	288.5	254.0	14%	247	267	(7)%	$1,167.9	$951.2	23%
South	632.6	352.7	79%	732	469	56%	$864.2	$752.0	15%
Mountain	726.0	660.5	10%	775	802	(3)%	$936.8	$823.6	14%
Pacific	648.4	506.6	28%	380	321	18%	$1,706.4	$1,578.2	8%
Total home building	2,673.2	2,255.2	19%	2,524	2,414	5%	$1,059.1	$934.2	13%
Other	1.4	1.1
Total home sales revenue	2,674.6	2,256.3	19%	2,524	2,414	5%	$1,059.7	$934.7	13%
Land sales and other revenue	13.0	238.5
Total revenue	$2,687.6	$2,494.8

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$1,081.9	$1,235.6	(12)%	1,155	1,467	(21)%	$936.7	$842.3	11%
Mid-Atlantic	787.2	765.1	3%	687	819	(16)%	$1,145.9	$934.2	23%
South	1,544.8	922.5	67%	1,880	1,263	49%	$821.7	$730.4	13%
Mountain	1,880.4	1,776.4	6%	2,090	2,219	(6)%	$899.7	$800.5	12%
Pacific	1,619.1	1,433.0	13%	1,030	982	5%	$1,571.9	$1,459.3	8%
Total home building	6,913.4	6,132.6	13%	6,842	6,750	1%	$1,010.4	$908.5	11%
Other	0.7	(2.4)
Total home sales revenue	6,914.1	6,130.2	13%	6,842	6,750	1%	$1,010.5	$908.2	11%
Land sales and other revenue	60.7	433.2
Total revenue	$6,974.8	$6,563.4

Net Contracts Signed:

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$330.7	$308.1	7%	344	283	22%	$961.3	$1,088.8	(12)%
Mid-Atlantic	296.4	224.7	32%	317	186	70%	$935.3	$1,208.0	(23)%
South	513.8	340.5	51%	632	313	102%	$812.9	$1,088.0	(25)%
Mountain	481.1	343.8	40%	605	263	130%	$795.2	$1,307.1	(39)%
Pacific	541.5	447.1	21%	347	221	57%	$1,560.5	$2,023.1	(23)%
Total consolidated	$2,163.5	$1,664.2	30%	2,245	1,266	77%	$963.7	$1,314.6	(27)%

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$1,012.0	$1,204.8	(16)%	1,068	1,246	(14)%	$947.6	$966.9	(2)%
Mid-Atlantic	886.0	871.9	2%	884	806	10%	$1,002.3	$1,081.8	(7)%
South	1,433.2	1,525.7	(6)%	1,796	1,666	8%	$798.0	$915.8	(13)%
Mountain	1,194.4	2,045.1	(42)%	1,433	2,064	(31)%	$833.5	$990.8	(16)%
Pacific	1,367.5	2,100.0	(35)%	858	1,287	(33)%	$1,593.8	$1,631.7	(2)%
Total consolidated	$5,893.1	$7,747.5	(24)%	6,039	7,069	(15)%	$975.8	$1,096.0	(11)%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)			(restated)
North	$1,051.1	$1,464.1	(28)%	1,035	1,516	(32)%	$1,015.6	$965.8	5%
Mid-Atlantic	1,060.8	1,110.8	(5)%	1,039	1,039	—%	$1,021.0	$1,069.1	(4)%
South	2,245.8	2,636.2	(15)%	2,439	2,978	(18)%	$920.8	$885.2	4%
Mountain	1,917.9	3,292.0	(42)%	1,867	3,443	(46)%	$1,027.3	$956.1	7%
Pacific	1,599.2	2,682.2	(40)%	915	1,749	(48)%	$1,747.7	$1,533.6	14%
Total consolidated	$7,874.8	$11,185.3	(30)%	7,295	10,725	(32)%	$1,079.5	$1,042.9	4%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
North	$1,119.5	$1,494.2	(25)%	1,122	1,737	(35)%	$997.8	$860.2	16%
Mid-Atlantic	960.5	1,004.5	(4)%	842	1,053	(20)%	$1,140.7	$954.0	20%
South	2,352.5	1,965.2	20%	2,523	2,470	2%	$932.4	$795.6	17%
Mountain	2,597.3	3,021.9	(14)%	2,524	3,598	(30)%	$1,029.0	$839.9	23%
Pacific	1,844.3	2,013.3	(8)%	1,087	1,444	(25)%	$1,696.7	$1,394.3	22%
Total consolidated	$8,874.1	$9,499.1	(7)%	8,098	10,302	(21)%	$1,095.8	$922.1	19%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	% Change	2023	2022	% Change
		(restated)			(restated)
North	$49.1	$81.4	(40)%	$136.6	$177.8	(23)%
Mid-Atlantic	71.1	39.9	78%	158.5	117.2	35%
South	126.9	56.3	125%	268.0	121.8	120%
Mountain	146.8	120.6	22%	368.0	296.6	24%
Pacific	183.4	120.1	53%	419.9	299.9	40%
Total home building	577.3	418.3	38%	1,351.0	1,013.3	33%
Corporate and other	(24.2)	(52.3)	54%	(113.6)	(150.7)	25%
Total consolidated	$553.1	$366.0	51%	$1,237.4	$862.6	43%

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

FISCAL 2023 COMPARED TO FISCAL 2022 (Restated)
North

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$377.7	$481.4	(22)%	$1,081.9	$1,235.6	(12)%
Units delivered	390	555	(30)%	1,155	1,467	(21)%
Average delivered price ($ in thousands)	$968.6	$867.6	12%	$936.7	$842.3	11%

Net Contracts Signed:
Net contract value ($ in millions)	$330.7	$308.1	7%	$1,012.0	$1,204.8	(16)%
Net contracted units	344	283	22%	1,068	1,246	(14)%
Average contracted price ($ in thousands)	$961.3	$1,088.8	(12)%	$947.6	$966.9	(2)%

Home sales cost of revenues as a percentage of home sale revenues	81.0%	76.2%		79.9%	77.3%

Income before income taxes ($ in millions)	$49.1	$81.4	(40)%	$136.6	$177.8	(23)%

Number of selling communities at July 31,	41	49	(16)%
The decreases in the number of homes delivered in the fiscal 2023 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, offset, in part by higher backlog conversion and an increase in spec homes delivered. The increases in the average prices of homes delivered in the fiscal 2023 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The increase in the number of net contracts signed in the three-month fiscal 2023 period was primarily the result of an increase in demand compared to the fiscal 2022 period, offset, in part, by a decrease in the average number of selling communities. The decrease in the number of net contracts signed in the nine-month fiscal 2023 period was mainly due to a decrease in the average number of selling communities, as well as weaker demand in the first and second quarters of fiscal 2023. The decreases in the average value of each contract signed in the fiscal 2023 periods were mainly due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives.
The decrease in income before income taxes in the three-month fiscal 2023 period was attributable to lower earnings from decreased revenue and higher home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by lower SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three-month fiscal 2023 period was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues.
The decrease in income before income taxes in the nine-month fiscal 2023 period was attributable to lower earnings from decreased revenue and higher home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by lower SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the nine-month fiscal 2023 period was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. In addition, we recognized $2.7 million of land impairment charges during the nine-month fiscal 2023 period in connection with a planned land sale. We also recorded impairment charges of $1.4 million and $6.6 million related to office space within one of our Hoboken, New Jersey condominium projects in connection with a planned sale in the three-month and nine-month fiscal 2022 periods, respectively.

Mid-Atlantic

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$288.5	$254.0	14%	$787.2	$765.1	3%
Units delivered	247	267	(7)%	687	819	(16)%
Average delivered price ($ in thousands)	$1,167.9	$951.2	23%	$1,145.9	$934.2	23%

Net Contracts Signed:
Net contract value ($ in millions)	$296.4	$224.7	32%	$886.0	$871.9	2%
Net contracted units	317	186	70%	884	806	10%
Average contracted price ($ in thousands)	$935.3	$1,208.0	(23)%	$1,002.3	$1,081.8	(7)%

Home sales cost of revenues as a percentage of home sale revenues	69.2%	75.8%		71.5%	76.6%

Income before income taxes ($ in millions)	$71.1	$39.9	78%	$158.5	$117.2	35%

Number of selling communities at July 31,	34	40	(15)%
The decreases in the number of homes delivered in the three-month and nine-month fiscal 2023 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, offset, in part, by higher backlog conversion, and an increase in spec homes delivered. The increases in the average price of homes delivered in the three-month and nine-month fiscal 2023 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increases in the number of net contracts signed in the fiscal 2023 periods were mainly due to improved demand, particularly in the third quarter, partially offset by a decrease in the average number of selling communities. The decreases in the average value of each contract signed in the fiscal 2023 periods were mainly due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in sales incentives.
The increase in income before income taxes in the three-month fiscal 2023 period was mainly due to higher earnings from increased revenue, lower home sales cost of revenues, as a percentage of home sales revenues, and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues.
The increase in income before income taxes in the nine-month fiscal 2023 period was mainly due to lower home sales cost of revenues, as a percentage of home sales revenues and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the nine-month fiscal 2023 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. This decrease was offset, in part, by an increase in impairment charges in the nine-month fiscal 2023 period. In addition, we recognized a $10.3 million land impairment charge, included in land sales and other cost of revenues, during the nine-month fiscal 2023 period in connection with a planned land sale. No similar charges were recognized in the nine-month fiscal 2022 period.

South

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$632.6	$352.7	79%	$1,544.8	$922.5	67%
Units delivered	732	469	56%	1,880	1,263	49%
Average delivered price ($ in thousands)	$864.2	$752.0	15%	$821.7	$730.4	13%

Net Contracts Signed:
Net contract value ($ in millions)	$513.8	$340.5	51%	$1,433.2	$1,525.7	(6)%
Net contracted units	632	313	102%	1,796	1,666	8%
Average contracted price ($ in thousands)	$812.9	$1,088.0	(25)%	$798.0	$915.8	(13)%

Home sales cost of revenues as a percentage of home sale revenues	72.8%	74.5%		74.7%	76.6%

Income before income taxes ($ in millions)	$126.9	$56.3	125%	$268.0	$121.8	120%

Number of selling communities at July 31,	108	95	14%
The increases in the number of homes delivered in the fiscal 2023 periods were mainly due to an increase in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, an increase in spec homes delivered, and higher backlog conversion. The increases in the average prices of homes delivered in the fiscal 2023 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The increases in the number of net contracts signed in the fiscal 2023 periods were due principally to improved demand and an increase in the number of selling communities. The decreases in the average value of each contract signed in the fiscal 2023 periods were primarily due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
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

Mountain

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$726.0	$660.5	10%	$1,880.4	$1,776.4	6%
Units delivered	775	802	(3)%	2,090	2,219	(6)%
Average delivered price ($ in thousands)	$936.8	$823.6	14%	$899.7	$800.5	12%

Net Contracts Signed:
Net contract value ($ in millions)	$481.1	$343.8	40%	$1,194.4	$2,045.1	(42)%
Net contracted units	605	263	130%	1,433	2,064	(31)%
Average contracted price ($ in thousands)	$795.2	$1,307.1	(39)%	$833.5	$990.8	(16)%

Home sales cost of revenues as a percentage of home sale revenues	73.6%	74.9%		73.6%	75.6%

Income before income taxes ($ in millions)	$146.8	$120.6	22%	$368.0	$296.6	24%

Number of selling communities at July 31,	111	102	9%
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
The decreases in the number of net contracts signed in the nine-month fiscal 2023 period was primarily due to weaker demand in the first and second quarters of fiscal 2023, partially offset by an increase in the number of selling communities. The decrease in the average value of each contract signed in the fiscal 2023 period was mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increases in income before income taxes in the fiscal 2023 periods were due mainly to higher earnings from increased revenues in the fiscal 2023 period, lower home sales cost of revenues, as a percentage of home sale revenues and lower SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2023 periods were primarily due to a shift in product mix/areas to higher-margin areas and sales price increases. The nine-month fiscal 2023 period was also impacted by an increase in impairment charges.

Pacific

	Three months ended July 31,			Nine months ended July 31,
	2023	2022	Change	2023	2022	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$648.4	$506.6	28%	$1,619.1	$1,433.0	13%
Units delivered	380	321	18%	1,030	982	5%
Average delivered price ($ in thousands)	$1,706.4	$1,578.2	8%	$1,571.9	$1,459.3	8%

Net Contracts Signed:
Net contract value ($ in millions)	$541.5	$447.1	21%	$1,367.5	$2,100.0	(35)%
Net contracted units	347	221	57%	858	1,287	(33)%
Average contracted price ($ in thousands)	$1,560.5	$2,023.1	(23)%	$1,593.8	$1,631.7	(2)%

Home sales cost of revenues as a percentage of home sale revenues	66.2%	69.8%		67.8%	71.8%

Income before income taxes ($ in millions)	$183.4	$120.1	53%	$419.9	$299.9	40%

Number of selling communities at July 31,	51	46	11%
The increases in the number of homes delivered in the fiscal 2023 periods were mainly due to higher backlog conversion and an increase in spec homes delivered, offset, in part, by a lower number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021. The increases in the average prices of homes delivered in the fiscal 2023 periods were primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
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
The decrease in the number of net contracts signed in the nine-month fiscal 2023 period was primarily due to weaker demand in the first and second quarters of fiscal 2023, partially offset by an increase in the number of selling communities in the fiscal 2023 period. The decrease in the average value of each contract signed in the nine-month fiscal 2023 period was primarily due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increase in income before income taxes in the three-month fiscal 2023 period was mainly due to higher earnings from increased revenues in the fiscal 2023 period and lower home sales cost of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs on higher volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases, coupled with lower interest expense as a percentage of home sales revenues. Home sales cost of revenues, as a percentage of home sales revenues, was also impacted by decreased impairment charges in the 2023 period compared to the fiscal 2022 period.
The increase in income before income taxes in the nine-month fiscal 2023 period was mainly due to higher earnings from increased revenues in the fiscal 2023 period, lower home sales cost of revenues, as a percentage of home sales revenues and lower SG&A costs. This increase was offset, in part, by higher impairment charges in the 2023 period compared to the fiscal 2022 period, including a $2.2 million impairment charged recognized in land sales and other cost of revenues in connection with a planned land sale. No similar charges were recognized in the fiscal 2022 periods. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases, coupled with lower interest expense as a percentage of home sales revenues.
Corporate and Other
In the three months ended July 31, 2023 and 2022, loss before income taxes was $24.2 million and $52.3 million, respectively. The decrease in the loss before income taxes in the fiscal 2023 period was principally due to a $35.0 million gain recognized from a property sale by one of our Rental Property Joint Ventures in the fiscal 2023 period, increased interest income due to higher interest rates, lower SG&A costs and increased earnings from our high-rise urban luxury condominium operations. These decreases are offset, in part, by lower earnings from our mortgage company operations primarily due to reduced volume and increased competition resulting in decreased spreads, higher losses incurred by our Rental Property Joint Ventures, and higher losses incurred in our apartment living operations.

In the nine months ended July 31, 2023 and 2022, loss before income taxes was $113.6 million and $150.7 million, respectively. The decrease in the loss before income taxes in the fiscal 2023 period was principally due to a $35.0 million gain recognized from a property sale by one of our Rental Property Joint Ventures in the fiscal 2023 period, $27.7 million of gains from litigation settlements - net, recognized in the fiscal 2023 period, lower SG&A costs, and increased interest income due to higher interest rates. This decrease was offset, in part, by a $21.0 million gain recognized in the fiscal 2022 period related to a property sale by one of our Rental Property Joint Ventures, a $9.0 million gain related to the bulk sale of security monitoring accounts by our smart home technologies business during the fiscal 2022 period, lower earnings from our mortgage company operations primarily due to a decrease in volume, higher losses incurred by our Rental Property Joint Ventures, and higher losses incurred in our apartment living operations. In addition, we recognized a $2.5 million land impairment charge during the nine-month fiscal 2023 period in connection with a planned land sale.
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
The table below sets forth, at July 31, 2023, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2023	$37,265	5.26%	$—
2024	204,467	4.30%	72,127	7.05%
2025	111,919	5.47%	—
2026	413,722	4.99%	101,563	6.20%
2027	471,748	4.84%	60,937	6.20%
Thereafter	875,884	4.02%	487,500	6.20%
Bond discounts, premiums and deferred issuance costs - net	(7,543)		—
Total	$2,107,462	4.51%	$722,127
Fair value at July 31, 2023	$2,022,302		$722,127
(a)    Based upon the amount of variable-rate debt outstanding at July 31, 2023, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.2 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 1.15% as of July 31, 2023. These interest rate swaps were designated as cash flow hedges.

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
We continue to implement a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2023, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
	(in thousands)		(in thousands)	(in thousands)
May 1, 2023 to May 31, 2023	177	$68.03	177	12,770
June 1, 2023 to June 30, 2023	1,186	$75.09	1,186	11,584
July 1, 2023 to July 31, 2023	568	$79.41	568	11,016
Total	1,931	$75.71	1,931
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2023, we withheld 936 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $62,500 of income tax withholdings and we issued the remaining 2,786 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2023, the net exercise method was not employed to exercise options.
(b) Average price paid per share includes costs associated with the purchases, but excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c)    On May 17, 2022, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective May 17, 2022, the existing authorization that had been in effect since March 10, 2020. Our Board of Directors did not fix any expiration date for the current share repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2023.

Dividends
During the nine months ended July 31, 2023, we paid cash dividends of $0.62 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At July 31, 2023, under our bank credit agreements, we could have paid up to approximately $2.54 billion of cash dividends.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

3.1
By-Laws of Toll Brothers, Inc., as Amended and Restated June 13, 2023 is hereby incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2023

4.1*
Thirtieth Supplemental Indenture dated as of July 31, 2023 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, filed on August 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	August 31, 2023	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 31, 2023	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)