Form 10-K
period 2023-10-31
Toll Brothers, Inc.
filed 2023-12-21
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-09186
TOLL BROTHERS, INC.
(Exact name of Registrant as specified in its charter)

Delaware			23-2416878
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)
1140 Virginia Drive,	Fort Washington,	Pennsylvania	19034
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code
(215) 938-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01)	TOL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2023, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $6,951,238,000.
As of December 15, 2023, there were approximately 104,110,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2024 Annual Meeting of Stockholders, scheduled to be held on March 12, 2024, are incorporated by reference into Part III of this report.

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
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached home, attached home, master-planned, and urban low-, mid-, and high-rise communities. This is done principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult and second-home buyers in the United States, as well as urban and suburban renters under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners through Toll Brothers City Living® (“City Living”). At October 31, 2023, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2023, we delivered 46,701 homes from 931 communities, including 9,597 homes from 481 communities in fiscal 2023. At October 31, 2023, we had 930 communities in various stages of planning, development or operations containing approximately 70,700 home sites that we owned or controlled through options.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $6.95 billion (6,578 homes) at October 31, 2023; we expect to deliver approximately 96% of these homes in fiscal 2024.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology and landscaping subsidiaries. We also develop master-planned and golf course communities as well as operate, in certain regions, our own lumber distribution, house component assembly and manufacturing operations.
In addition to our residential for-sale business, we also develop and operate urban and suburban for-rent apartment communities primarily through joint ventures. These projects are located in various metropolitan areas throughout the country and are generally being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. At October 31, 2023, we or joint ventures in which we have an interest, controlled 44 land parcels as for-rent apartment projects containing approximately 22,200 planned units.
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
At October 31, 2023, we were operating in the following major suburban and urban residential markets:
•Boston, Massachusetts metropolitan area
•New Haven County, Connecticut
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
•Los Angeles, California metropolitan area and Orange County
•San Francisco Bay, Sacramento, and San Jose areas of northern California
•Seattle, Spokane, and Clark County, Washington metropolitan areas, and
•Portland, Oregon metropolitan area.
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
Each of our detached home communities offers several home plans with the opportunity for many of our home buyers to select various structural options and exterior styles. We design each community to fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees, foliage and other natural features whenever feasible, and curving street layouts to allow relatively few homes to be seen from any vantage point. Our communities have attractive entrances with distinctive signage and landscaping. We believe that our added attention to detail gives each community a diversified neighborhood appearance that enhances home values.
Our attached home communities generally offer one- to four-story homes, provide for select exterior options, and often include commonly owned recreational facilities, such as clubhouses, playing fields, swimming pools, and tennis courts.
The majority of our homes are sold on a built-to-order basis where we do not begin construction of the home until we have a signed contract with a customer. However, we also build quick move-in homes (also known as “spec” homes) in most of our communities, which are homes started without a signed agreement with a customer. These homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We sell our quick move-in homes at various stages of construction, which allows many buyers of such homes to select their finishing options at our design studios. We determine our quick move-in home strategy for each community based on local market factors and maintain a level of quick move-in home inventory based on our current and planned sales pace and construction cadence for the community.
We are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. Increasingly, we are modifying designs and the number of options we provide to offer our customers a curated experience while gaining efficiencies in the home building process, particularly in respect to our affordable luxury product and our quick move-in homes. We use our own architectural staff and also engage unaffiliated architectural firms to develop new designs.
A wide selection of structural and finishing options are available to our home buyers for additional charges. The number and complexity of options available typically increase with the size and base sales price of our homes and are generally only available on our built-to-order homes. Major options include home offices, fitness rooms, multi-generational living suites, finished basements, and spacious indoor/outdoor living areas. We also offer numerous interior fit-out options such as flooring, wall tile, plumbing, cabinets, fixtures, appliances, lighting, and home-automation and security technologies.
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
We continue to pursue growth initiatives by expanding our product lines and price points to appeal to buyers across the demographic spectrum. We have also significantly expanded our geographic footprint over the past decade. In addition to our traditional “move-up” home buyer, we are focusing on the “empty-nester” market, the millennial generation, and the affordable luxury buyer.
We market to the “empty-nester” market, which we believe has strong growth potential. We have developed a number of home designs with features such as single-story living and first-floor primary bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, fitness and recreation centers that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2023, we were selling from 57 age-restricted active-adult communities, in which at least one home occupant must be at least 55 years of age.
With the millennial generation in its prime family formation years, we also continue to focus on this group with our core suburban homes, affordable luxury offerings, urban condominiums and luxury rental apartment products.
Through our City Living brand, with third-party joint venture partners, we currently are developing two high-density, high-rise urban luxury communities to serve affluent move-up families, empty-nesters, and young professionals who are seeking to live in or close to major cities.
Our City Living communities are generally high-rise condominiums that take an extended period of time to construct. We generally start selling homes in these communities after construction has commenced. By the time construction has been completed, we typically have a significant number of homes under contract with buyers in backlog. Once construction has been completed, the homes in backlog in these communities are generally delivered quickly. Because of the larger upfront costs and longer development time periods associated with high-rise projects, we generally expect to continue developing future high density, high-rise urban luxury condominium communities through joint ventures with third parties.
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
At October 31, 2023, we were selling homes from 370 communities, compared to 348 communities at October 31, 2022, and 340 communities at October 31, 2021.
The following table summarizes certain information with respect to our operating communities at October 31, 2023:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed (Backlog)	Home sites available
North	57	40	7,541	4,283	956	2,302
Mid-Atlantic	60	43	6,606	2,692	945	2,969
South	133	115	16,050	6,151	2,312	7,587
Mountain	126	120	17,958	6,882	1,577	9,479
Pacific	56	52	6,044	2,393	788	2,883
Total	432	370	54,199	22,401	6,578	25,220
At October 31, 2023, significant site improvements had not yet commenced on approximately 15,000 of the 25,220 available home sites. Of the 25,220 available home sites, approximately 8,700 were not yet owned by us but were controlled through options.

Of our 432 operating communities at October 31, 2023, a total of 370 communities were offering homes for sale; with the remaining consisting primarily of sold out communities where not all homes had been completed and delivered. Of the 370 communities in which homes were being offered for sale at October 31, 2023, a total of 304 were detached home communities and 66 were attached home communities.
At October 31, 2023, we had 3,026 quick move-in homes in various stages of construction in our communities, of which 1,460 were affordable luxury homes, 1,011 were luxury homes, and 555 were active-adult homes.
As a result of the breath of our products and geographic footprint, we have a wide range of base sales prices for our homes. The percentage of the 9,597 homes delivered in fiscal 2023 within the various ranges of base sales price was as follows:

Range of Base Sales Price	Percentage of Homes Delivered in Fiscal 2023
Less than $500,000	7%
$500,000 to $750,000	31%
$750,000 to $1,000,000	24%
$1,000,000 to 2,000,000	32%
More than $2,000,000	6%

Of the homes delivered in fiscal 2023, approximately 24% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 69% of the sales price of the home.
The table below provides the average value of all structural and finishing options purchased by our home buyers, including lot premiums, and the value of these options and premiums as a percent of the base sales price of the homes purchased in fiscal 2023, 2022, and 2021:

	2023		2022		2021
	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price
Overall	$224	26.5%	$190	25.3%	$168	23.9%
Detached	$251	29.2%	$215	28.9%	$193	28.4%
Attached	$136	17.0%	$117	15.4%	$105	15.3%
In general, the ability to purchase a premium lot or customize a home with structural options and interior finishes varies widely across our product lines and what stage of construction the home is in when a purchase contract is signed, which may result in significant variation in the option value as a percentage of base sales price. For example, our attached homes and our quick move-in homes do not offer the opportunity for buyers to add significant structural options to their homes and thus they have a smaller option value as a percentage of base sales price.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Acquisitions
From time to time, we acquire home builders in order to increase our footprint and/or product offerings in an existing market or to expand into a new market. These acquisitions are generally completed using available cash on hand and primarily consist of smaller privately-held builders. In fiscal 2023, we did not make any acquisitions.
In fiscal 2022, we acquired substantially all of the assets and operations of a privately-held home builder with operations in San Antonio, Texas for approximately $48.1 million in cash. The assets acquired, which consisted of 16 communities, were primarily inventory, including approximately 450 home sites owned or controlled through land purchase agreements.
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses that assist us in evaluating the acquisition. These analyses may include soil tests, environmental studies, an evaluation of necessary zoning and other governmental entitlements and extensive market research to evaluate which of our product offerings are appropriate for the market. In addition to purchasing land parcels outright, we strive to enter into option agreements and other arrangements to defer the acquisition of land until we are closer in time to delivering the completed home to our customer. We have also entered into several joint ventures with other builders, financial partners, or developers to develop land for the use of the joint venture partners or for sale to third parties. These structures are generally more capital efficient than outright land purchases that occur earlier in the entitlement and development process.
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
During fiscal 2023 and 2022, we acquired control of approximately 4,200 and 5,700 home sites, respectively, net of options terminated and lots sold. During fiscal year 2023 and 2022, we forfeited control of over 4,000 and 9,000 lots, respectively, subject to land purchase agreements primarily because the planned community no longer met our development criteria. At October 31, 2023, we controlled approximately 70,700 home sites, as compared to approximately 76,000 home sites at October 31, 2022. At October 31, 2023 and October 31, 2022, our percentage of optioned versus owned lots was 49% and 50%, respectively.
We, either alone or in joint venture, are developing several parcels of land for master-planned communities in which we intend to build homes on a portion of the lots, with the remaining lots being sold to other builders. At October 31, 2023, one of these master-planned communities was wholly owned, while the remaining communities were developed through joint ventures with other builders or financial partners. At October 31, 2023, our Land Development Joint Ventures owned approximately 25,800 home sites. At October 31, 2023, we had agreed to acquire 332 home sites and expect to purchase approximately 8,200 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability and willingness to continue development activities over the long term will depend on, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land on acceptable terms.
The following is a summary of home sites for future communities (as distinguished from operating communities) that we either owned or controlled through options or purchase agreements at October 31, 2023:

	Number of communities	Number of home sites
North	74	4,905
Mid-Atlantic	121	8,353
South	137	11,084
Mountain	102	9,602
Pacific	64	4,922
Total	498	38,866
Of the 38,866 planned home sites at October 31, 2023, we owned 12,866 and controlled 26,000 through options and purchase agreements.
At October 31, 2023, the aggregate purchase price of land parcels subject to option and purchase agreements in both operating and future communities was approximately $4.22 billion (including $31.5 million of land to be acquired from joint ventures in which we have invested). Of the $4.22 billion of land purchase contracts, we paid or deposited $449.9 million. If we acquire all of these land parcels, we will be required to pay an additional $3.77 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from this aggregate purchase price because we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
We have a substantial amount of land currently under control for which approvals have been obtained or are being sought. We devote significant resources to locating suitable land for future development and obtaining the required approvals on land under our control. There can be no assurance that the necessary development approvals will be secured for the land currently under our control or for land that we may acquire control of in the future. In addition, upon obtaining such development approvals, we may elect not to complete the purchases of land under option or complete the development of land that we own. We generally have been successful in obtaining governmental approvals in the past. We believe that we have an adequate supply of land in our existing communities and proposed communities (assuming that all properties are developed) to maintain our operations at current levels for several years.
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
We act as a general contractor for substantially all of our communities. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We generally have multiple sources for the materials we purchase and believe our suppliers have sufficient capacity to support our business operations. However, factors beyond our control can and have resulted in disruptions to our supply chain, the availability of labor, and the ability of municipalities to process approvals, which can result in elongated production cycles. See “Risk Factors – Risks Related to Our Business and Industry” in Item 1A and “Manufacturing/Distribution Facilities” in Item 2 of this Form 10-K.
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
The second step in the sales process occurs when we sign a binding agreement of sale contract with the home buyer and the home buyer provides a larger cash down payment that is generally non-refundable. Cash down payments averaged approximately 8% of the total purchase price of a home in fiscal year 2023. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, which typically takes about three weeks, the home buyer is required to complete a financial questionnaire that allows us to determine whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale. During fiscal 2023, 2022, and 2021, our customers signed binding net contracts for $7.91 billion (8,077 homes), $9.07 billion (8,255 homes), and $11.54 billion (12,472 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether the cancelled contracts were originally signed in that reporting period or in a prior period. Additionally, all options selected during the reporting period are reported as sales in that reporting period regardless of when the original contract was signed. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are reported as contracts and included in backlog.
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
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBMC financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2023	9,597	3,123	32.5%	$1,598.6
2022	10,515	3,706	35.2%	$2,030.6
2021	9,986	4,364	43.7%	$2,160.8
*    Amounts exclude referred loans, which amounted to 9.5%, 6.5%, and 5.6% of our home closings in fiscal 2023, 2022, and 2021, respectively.
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
At October 31, 2023, our mortgage subsidiary was committed to fund $2.17 billion of mortgage loans. Of these commitments, $354.7 million, as well as $104.7 million of mortgage loans receivable, had “locked-in” interest rates as of October 31, 2023. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $459.4 million of these locked-in loans and receivables. Our home buyers had not locked in the interest rate on the remaining $1.82 billion of mortgage loan commitments as of October 31, 2023.
Backlog
We had a backlog of $6.95 billion (6,578 homes) at October 31, 2023; $8.87 billion (8,098 homes) at October 31, 2022; and $9.50 billion (10,302 homes) at October 31, 2021. Of the 6,578 homes in backlog at October 31, 2023, approximately 96% are expected to be delivered by October 31, 2024. This delivery estimate is based on current expectations regarding our backlog conversion rate. Our backlog conversion rate can vary based on a number of factors, including the availability of subcontractors and qualified trades people; the availability of adequate utility infrastructure and services; the ability of municipalities to process permits, conduct inspections and take similar actions in a timely manner; and shortages, delays in availability, or fluctuations in prices of building materials. See “Risk Factors – Risks Related to Our Business and Industry – Component shortages and increased costs of labor and supplies are beyond our control and can result in delays and increased costs to develop our communities.”
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
Seasonality
Our quarterly operating results typically fluctuate with the seasons. A significant portion of our agreements of sale are generally entered into with customers in the winter and spring months. Weather-related events can delay housing starts and closings and increase costs. See “Risk Factors – Risks Related to Our Business and Industry – Our quarterly operating results may fluctuate due to the seasonal nature of our business” and “Risk Factors – Risks Related to Other Events and Factors – Adverse weather conditions, natural disasters, and other conditions could disrupt the development of our communities, which could harm our sales and results of operation” in Item 1A of this Form 10-K.
Investments in Unconsolidated Entities
We have investments in joint ventures (i) to develop lots for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments and single family homes, and commercial space (“Rental Property Joint Ventures”); and (iv) to provide financing and land banking for residential builders and developers for the acquisition and development of land and home sites (“Gibraltar Joint Ventures”). At October 31, 2023, we had investments of $959.0 million in these unconsolidated entities and were committed to invest or advance up to an additional $400.8 million to these entities if they require additional funding.
In fiscal 2023, 2022, and 2021, we recognized income from the unconsolidated entities in which we had an investment of $50.1 million, $23.7 million, and $74.0 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $39.2 million in fiscal 2023, $33.9 million in fiscal 2022, and $24.3 million in fiscal 2021.
Land Development Joint Ventures
At October 31, 2023, we had investments in 16 Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2023, we had $351.2 million invested in our Land Development Joint Ventures and funding commitments of $204.4 million to nine of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2023, twelve of these joint ventures had aggregate loan commitments of $610.8 million and outstanding borrowings against these commitments of $445.5 million. At October 31, 2023, our Land Development Joint Ventures owned approximately 25,800 home sites.

At October 31, 2023, we had agreed to acquire 332 home sites from three of our Land Development Joint Ventures for an aggregate purchase price of approximately $31.5 million. In addition, we expect to purchase approximately 8,200 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date. We count lots in these joint ventures as optioned lots if we have a contractual right to acquire them.
Home Building Joint Ventures
At October 31, 2023, we had an aggregate $65.3 million of investments in our Home Building Joint Ventures to develop luxury for-sale homes. In fiscal 2023, the value of net contracts signed by our Home Building Joint Ventures was $101.3 million (77 homes), and they delivered $38.9 million (9 homes) of revenue.
Rental Property Joint Ventures
As part of our strategy to expand product lines, over the past several years, we acquired control of a number of land parcels intended to be developed as for-rent apartment or single family rental home projects, including several student housing sites. At October 31, 2023, we had an aggregate of $531.8 million of investments in 43 Rental Property Joint Ventures. At October 31, 2023, we or joint ventures in which we have an interest controlled 44 land parcels that are planned as for-rent apartment projects containing approximately 22,200 units. At October 31, 2023, joint ventures in which we had an interest had aggregate loan commitments of $3.73 billion and outstanding borrowings against these commitments of $2.15 billion. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
At October 31, 2023, we had approximately 3,400 units in for-rent apartment projects that were occupied or ready for occupancy, 3,400 units in the lease-up stage, 9,900 units in the design phase or under development, and 5,500 units in the planning stage. Of the 22,200 units at October 31, 2023, 14,500 were owned by joint ventures in which we have an interest, approximately 1,800 were owned by us, and 5,900 were under contract to be purchased by us.
Gibraltar Joint Ventures
Over the past several years, we, through Gibraltar, entered into several ventures with an institutional investor to provide financing and land banking to residential buildings and developers. We have an approximate 25% interest in these ventures. These ventures finance builders’ and developers’ acquisition and development of land and home sites and pursue other complementary investment strategies. We may invest up to $100.0 million in these ventures. As of October 31, 2023, we had an investment of $10.8 million.
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
Human Capital Resources
At October 31, 2023, we employed approximately 4,800 persons full-time, as compared to approximately 5,200 employees at October 31, 2022. At October 31, 2023, approximately 1% of our employees were covered by a collective bargaining agreement.
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
In recent years, we have implemented protocols and procedures to protect our employees, subcontractors and customers. For example, we have expanded technologies that allow for virtual interactions in many aspects of our business, including customer facing activities. Many administrative and operational routines have been modified including with respect to providing our employees with greater flexibility to work remotely. Many of these modifications have been well received by our employees with minimal disruption to our operations and have continued through fiscal 2023.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our built-to-order and quick move-in home strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the impact of public health or other emergencies.
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
From time to time, forward-looking statements also are included in other reports on Forms 10-Q and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. These statements may include guidance regarding our future performance, such as our anticipated annual revenue, home deliveries, and margins, that represents management’s estimates as of the date of publication. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Forward-looking statements, including guidance, speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Demand for our homes and rental apartments is subject to fluctuations and difficult to predict, often due to factors outside of our control, such as employment levels, consumer confidence and spending, housing demand, availability of financing for homebuyers, interest rates, availability and prices of new homes compared to existing inventory, and demographic trends. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could adversely affect our business, results of operations, and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in mortgage interest rates, employment levels, job growth, consumer confidence, perceptions regarding the strength of the housing market, and population growth, or an oversupply of homes for sale may reduce demand or depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. In addition, because we have increased our supply of quick move-in (or “spec”) homes relative to our built-to-order homes, adverse changes in economic conditions could cause us to reduce prices more rapidly to avoid carrying large amounts of finished inventory. This, in turn, could adversely affect our results of operations and financial condition.
Significant inflation, higher interest rates or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing costs of land, materials and labor, and interest rates. All of these factors can have a negative impact on housing affordability. In a highly inflationary environment, we may be unable to raise the sales prices of our homes at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of capital, labor and materials can increase, which could have an adverse impact on our business or financial results. Inflation may also accompany higher interest rates, which could adversely impact our customers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. During 2022 and 2023, high inflation and rising interest rates were primary drivers of decreases in home demand, including our homes. These trends could adversely impact our business and financial results in the future.
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
The home building industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2023, we had approximately 70,700 home sites that we owned or controlled through options. In the future, changes in the availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at acceptable prices. If the supply of land appropriate for the development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.
We cannot guarantee that (i) our strategies, which include expanding our geographic footprint, product lines and price points, becoming a more capital and operationally efficient home builder, and increasing the supply of our quick move-in homes for sale relative to our built-to-order homes, and any related initiatives or actions (including home builder acquisitions), will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) we will perform in any period as well as other home builders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.
Negative publicity could adversely impact sales, which could cause our revenues or results of operations to decline.
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
Before a mid-rise, high-rise or multifamily building generates any revenues, we make significant expenditures to acquire land; to obtain permits, development approvals, and entitlements; and to construct the building. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a high-rise building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, our relationship with any joint venture partners that may be involved in a project, and the regulatory and community issues involved. As a result of these potential delays in the completion of a building, we face the risk that demand for housing may decline during this period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire the land and construct the building). These costs can be significant and can adversely affect our operating results. In addition, if values of the building or units decline, we may also be required to recognize significant impairments in the future.
Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the home buyer’s inability to obtain mortgage financing, the home buyer’s inability to sell their current home, or our inability to complete and deliver the home within the specified time. Home buyers may also choose to cancel their home agreement and forfeit their deposit. At October 31, 2023, we had 6,578 homes with a sales value of $6.95 billion in backlog. If economic conditions decline, if mortgage financing becomes less available or more costly, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
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
We rely on subcontractors to develop our land and construct our homes and on building supply companies to supply components for the construction of our homes. The failure of our subcontractors to properly construct our homes and adopt appropriate jobsite safety practices, or defects in the components we obtain from building supply companies could have an adverse effect on us.
We engage subcontractors to develop our land and construct our homes, including by purchasing components used in the construction of our homes from building supply companies. Despite our quality control and jobsite safety efforts, we may discover that our subcontractors were engaging in improper development, construction or safety practices or that the components purchased from building supply companies are not performing as specified. The occurrence of such events could require us to repair facilities and homes in accordance with our standards and as required by law, or to respond to claims of improper oversight of construction sites. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers. For example, we have incurred significant costs to repair homes built in Pennsylvania and Delaware. See Note 7 – “Accrued Expenses” in Item 15(a)1 of this Form 10-K for additional information regarding warranty charges.
We also can suffer damage to our reputation, and may be exposed to possible liability, if subcontractors fail to comply with applicable laws, including laws involving matters that are not within our control. We have implemented policies that are designed to inform subcontractors of observations of hazardous conditions that could jeopardize the safety of individuals or result in penalties or other legal consequences, and ultimately to reduce or eliminate unsafe acts and conditions. However, attempts at mitigation may not be successful and we could be subject to claims relating to actions of, or matters relating to, our subcontractors.
We participate in certain joint ventures where we may be adversely impacted by the actions of the joint venture or its participants.
We have investments in and commitments to certain unconsolidated joint ventures with unrelated parties generally involved in land development, home building and apartment rental development activities. At October 31, 2023, we had investments of $959.0 million in unconsolidated entities and were committed to invest or advance up to an additional $400.8 million to these unconsolidated entities if they require additional funding. These joint ventures generally borrow money to help finance their activities. In certain circumstances, the joint venture participants, including us, are required to provide guarantees of certain obligations relating to the joint ventures. In most of these joint ventures, we do not have a controlling interest and, as a result, are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant. In addition, because we generally do not control these joint ventures, our investments may be illiquid and we may not always agree with our partners on major decisions, such as asset sales. Disputes between us and partners may result in litigation or arbitration that could increase our expenses and distract our management team. In addition, we may in certain circumstances be liable for the actions of its third-party partners.

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
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of one of our homes typically proceeds after signing the agreement of sale with our customer and typically require nine to 12 months to complete, although construction times may extend beyond 12 months due to a variety of reasons, including high demand, labor shortages, supply chain disruption and municipal related delays. In addition, weather-related events may occur from time to time, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
In the past several years, strong demand for homes combined with supply chain disruptions, labor shortages and municipal related delays caused our construction cycles to lengthen and the costs of building materials to increase. Longer construction cycles can lead to increased cancellation rates. In addition, shortages and cost increases in building materials and tightness in the labor market can erode our profit margins and adversely affect our results of operations, especially if such disruptions, shortages and delays persist for extended periods of time.
We are subject to one collective bargaining agreement that covers approximately 1% of our employees. We have not experienced any work stoppages due to strikes by unionized workers, but we cannot make assurances that there will not be any work stoppages due to strikes or other job actions in the future. We engage independent contractors that employ non-unionized workers to construct our homes. At any given point in time, the employees of those subcontractors may decide to unionize.
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
We are in the process of completing a multi-year implementation of a complex new enterprise resource planning system (“ERP”). The ERP implementation has required the integration of the new ERP with multiple new and existing information systems and business processes, and has been designed to accurately maintain our books and records and provide information to our management teams important to the operation of the business. Our ERP implementation will continue to require ongoing maintenance and monitoring. Conversion from our old system to the new ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP has mandated new procedures and many new controls over financial reporting. These procedures and controls are not yet mature in their operation. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.
Risks Related to Indebtedness and Financing
If we are not able to obtain suitable financing, or if the interest rates on our debt are increased, or if our credit ratings are lowered, our business and results of operations may decline.
Our business and results of operations depend substantially on our ability to obtain financing and lines of credit, whether from bank borrowings or from financing in the public debt markets. Our New Revolving Credit Facility, which provides for approximately $1.90 billion in committed borrowing capacity and letters of credit, and substantial portions of our $650.0 million term loan mature in February 2028, with smaller portions maturing in November 2025 and November 2026. In addition, $1.60 billion of our senior notes become due and payable at various times from November 2025 through November 2029. We cannot be certain that we will be able to replace existing financing and credit lines or find additional sources of financing in the future on favorable terms or at all.
If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings may increase and our revenues may decrease or we could be precluded from continuing our operations at current levels or expanding them.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds and credit we need to operate our business. The amount of interest we incur on our revolving bank credit facility and term loan (exclusive of the amount we have hedged with interest rate swap transactions through October 2025 as further described in Note 6 – “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in Item 15(a)1 of this Form 10-K) fluctuates based on changes in short-term interest rates and the amount of borrowings we incur and letters of credit that are issued. Increases in interest rates generally and/or any downgrade in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.
If home buyers are not able to obtain suitable financing, our results of operations may decline.
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. Mortgage rates have increased significantly since January 2022, which has negatively impacted the overall housing market. Market conditions and/or government actions could cause mortgage rates to increase even further in the future. Any uncertainty in the mortgage markets and its impact on the overall mortgage market, including the tightening of credit standards, future increases in the effective cost of home mortgage financing (including as a result of changes to federal tax law), and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In 2020, the COVID-19 pandemic resulted in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time, which had an adverse impact on our business. In addition, the effects of the pandemic on economic activity, combined with strong demand for new homes that followed the initial onset of the pandemic, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages, all of which lengthened our construction cycle times. During the pandemic, overall economic conditions, as well as demand for our homes and our ability to conduct normal business operations became highly unpredictable. Outbreaks of contagious diseases similar to the pandemic may occur in the future, which could have a significant negative impact on the economy, our ability to conduct normal business operations and our results of operations and financial condition.
Adverse weather conditions, natural disasters, and other conditions could disrupt the development of our communities, which could harm our sales and results of operations.
Adverse weather conditions and natural disasters can have serious effects on our ability to develop our residential communities and other aspects of our business. To the extent that hurricanes, tornadoes, severe storms, heavy or prolonged precipitation, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Natural disasters can also lead to increased competition for subcontractors, which can delay our construction activities even after an event has concluded. They may also result in reduced demand for homes in a given community, as potential buyers may avoid areas they deem to be at higher risk of loss, or they may face higher costs for, or may be unable to obtain, fire, flood or other hazard insurance coverage in certain areas due to local environmental conditions or historical events.
In addition, our business may be affected by unforeseen engineering, environmental, or geological conditions or problems, including conditions or problems which arise on lands of third parties in the vicinity of our communities, but nevertheless negatively impact our communities. Any of these adverse events or circumstances could cause delays in or prevent the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and results of operations.
General Risk Factors
Increased domestic or international instability could have an adverse effect on our operations.
Increased domestic or international instability could adversely impact the economy and significantly reduce demand for homes and the number of new contracts we sign, increase the number of cancellations of existing contracts, and/or increase our operating expenses, which could adversely affect our business, results of operations and financial condition.
We could be adversely impacted by the loss of key management personnel or if we fail to attract qualified personnel.
Our future success depends, to a significant degree, on the efforts of our senior management and our ability to attract qualified personnel. Competition for qualified personnel in all of our operating markets, as well as within our corporate operations, is intense. Our operations could be adversely affected if key members of our senior management unexpectedly leave the Company; if we cannot attract qualified personnel to manage our business; or if we are unable to successfully manage transition matters when our senior executives, several of whom are approaching retirement age, retire.
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
Manufacturing/Distribution Facilities
We own a manufacturing facility of approximately 225,000 square feet located in Morrisville, Pennsylvania, a manufacturing facility totaling approximately 150,000 square feet located in Emporia, Virginia and a manufacturing facility totaling approximately 30,500 square feet in Bartow, Florida. We also lease, from unrelated parties, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania and two facilities of approximately 38,000 square feet, on a combined basis, located in Westfield, Massachusetts. In addition, we own a 34,000-square foot manufacturing, warehouse, and office facility in Culpepper, Virginia. At these facilities, our Toll Integrated Systems subsidiary manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic, and portions of our South geographic regions. These operations also permit us to purchase wholesale lumber, sheathing, windows, doors, certain other interior and exterior millwork, and other building materials to supply to our communities. We believe that increased efficiencies, cost savings, quality control and productivity result from the operation of these plants and from the wholesale purchase of materials.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TOL”. At December 15, 2023, there were approximately 399 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2023, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of a publicly announced plan or program (c)	Maximum number of shares that may yet be purchased under the plan or program (c)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2023 to August 31, 2023	707	$78.18	707	10,309
September 1, 2023 to September 30, 2023	2,301	$76.39	2,301	8,008
October 1, 2023 to October 31, 2023	1,292	$70.64	1,292	6,716
Total	4,300		4,300

(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2023, we withheld 153,756 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $181,000 of income tax withholdings and we issued the remaining 6,837 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2023, the net exercise method was not employed to exercise options.
(b)    Average price paid per share includes costs associated with the purchases, but excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c) On May 17, 2022, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective May 17, 2022, the prior authorization that had been in effect since March 10, 2020. Most recently, on December 13, 2023, the Board of Directors renewed its authorization to repurchase 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since May 17, 2022. Our Board of Directors did not fix any expiration date for the current share repurchase program.
    Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $3.60 billion as of October 31, 2023.

Dividends
During fiscal 2023, we paid aggregate cash dividends of $0.83 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2023, under the provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $2.76 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2018, and that dividends were reinvested) from October 31, 2018 to October 31, 2023, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

$300
$200
$100
$0
2018
2019
2020
2021
2022
2023
Toll Brothers, Inc.
S&P 500®
S&P Homebuilding

October 31:	2018	2019	2020	2021	2022	2023
Toll Brothers, Inc.	$100.00	$119.55	$128.77	$185.36	$134.77	$224.13
S&P 500®	$100.00	$114.33	$125.43	$179.25	$153.06	$168.59
S&P Homebuilding Index	$100.00	$146.42	$171.86	$227.93	$193.98	$273.26

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached, master-planned, resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve, as we continue to pursue our strategy of broadening our product lines, price points and geographic footprint. We cater to luxury first-time, move-up, empty-nester, active-adult, and second-home buyers in the United States, as well as urban and suburban renters. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners. At October 31, 2023, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2023, we delivered 46,701 homes from 931 communities, including 9,597 homes from 481 communities in fiscal 2023. At October 31, 2023, we had 930 communities in various stages of planning, development or operations containing approximately 70,700 home sites that we owned or controlled through options.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology and landscaping subsidiaries. We also develop master-planned and golf course communities as well as operate, in certain regions, our own lumber distribution, house component assembly and component manufacturing operations.
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
Financial Highlights
In fiscal 2023, we recognized $9.99 billion of revenues, consisting of $9.87 billion of home sales revenues and $128.9 million of land sales and other revenues, and net income of $1.37 billion, as compared to $10.28 billion of revenues, consisting of $9.71 billion of home sales revenues and $564.4 million of land sales and other revenues, and net income of $1.29 billion in fiscal 2022.
In fiscal 2023 and 2022, the value of net contracts signed was $7.91 billion (8,077 homes) and $9.07 billion (8,255 homes), respectively. The value of our backlog at October 31, 2023 was $6.95 billion (6,578 homes), as compared to our backlog at October 31, 2022 of $8.87 billion (8,098 homes).
At October 31, 2023, we had $1.30 billion of cash and cash equivalents and approximately $1.79 billion available for borrowing under our $1.905 billion revolving credit facility (the “New Revolving Credit Facility”), which matures in February 2028. At October 31, 2023, we had no outstanding borrowings under the New Revolving Credit Facility and had outstanding letters of credit of approximately $118.9 million.
At October 31, 2023, our total equity and our debt to total capitalization ratio were $6.81 billion and 0.30 to 1.00, respectively.

Our Business Environment and Current Outlook
Since January 2023, we have experienced solid demand for our homes as the housing market adjusted to a new environment following the steep and rapid rise in mortgage rates that occurred over the course of 2022. Despite mortgage rates that remain elevated, the market for new homes has been supported by very low levels of resale inventory on the market, favorable demographic trends, and a supply-demand imbalance resulting from the underproduction of homes for over a decade. In recent months, the 30-year fixed mortgage rate has declined from over 8.0% to approximately 7.25%, which we believe is also supportive of demand. However, the direction of mortgage rates and the overall economy is uncertain, and the extent to which demand may improve, or remain at current levels, is unclear. We believe we are well positioned to meet changing market conditions due to our strategies of expanding our product offerings, price points, and geographic footprint, balancing the mix of our built-to-order and quick move-in homes in inventory, and our focus on operational efficiency. Over the long term, we continue to believe that the housing market will benefit from strong fundamentals, including demographic trends, the age of the existing housing stock, and an overall shortage of homes in the United States.
In addition, the disruptions in the supply chain for certain building materials and tightness in the labor market we experienced during the past two years have largely subsided, and our construction cycle times have improved.
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
Land Acquisition and Development
Our business is subject to many risks because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements and community amenities, and build and deliver a home. We attempt to reduce some of these risks and improve our capital efficiency by utilizing one or more of the following methods: controlling land for future development through options, which enables us to obtain necessary governmental approvals before acquiring title to the land; commencing construction of a built-to-order home only after executing an agreement of sale and receiving a substantial down payment from the buyer; and using subcontractors to perform home and amenity construction and land development work on a fixed-price basis.
During fiscal 2023 and 2022, we acquired control of approximately 4,200 and 5,700 home sites, respectively, net of options terminated and home sites sold. During fiscal 2023 and 2022, we forfeited control of over 4,000 and 9,000 lots, respectively, subject to land purchase agreements primarily because the planned community no longer met our development criteria. At October 31, 2023, we controlled approximately 70,700 home sites, as compared to approximately 76,000 home sites at October 31, 2022, and approximately 80,900 home sites at October 31, 2021. In addition, at October 31, 2023, we expect to purchase approximately 8,200 additional home sites from several Land Development Joint Ventures in which we have an interest, at prices not yet determined.
Of the approximately 70,700 total home sites that we owned or controlled through options at October 31, 2023, we owned approximately 35,900 and controlled approximately 34,700 through options. Of the 70,700 home sites, approximately 17,100 were substantially improved.
In addition, at October 31, 2023, our Land Development Joint Ventures owned approximately 25,800 home sites (including 332 home sites included in the 34,700 controlled through options).
At October 31, 2023, we were selling from 370 communities, compared to 348 communities at October 31, 2022, and 340 communities at October 31, 2021.
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

Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and operate for-rent apartments generally through joint ventures. At October 31, 2023, we or joint ventures in which we have an interest, controlled 44 land parcels that are planned as for-rent apartment projects containing approximately 22,200 units. These projects, which are located in multiple metropolitan areas throughout the country, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
In fiscal 2023, two of our Rental Property Joint Ventures sold their assets to unrelated parties, resulting in aggregate gains of $106.2 million recognized by the joint ventures. From our investments in these joint ventures, we received cash and recognized gains of $50.9 million in fiscal 2023. In addition, in fiscal 2023, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $16.0 million. In fiscal 2022, one of our Rental Property Joint Ventures sold its assets to an unrelated party, resulting in a gain of $29.9 million recognized by the joint venture. From our investment in this joint venture, we received cash and recognized a gain of $21.0 million in fiscal 2022. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2023, we had approximately 3,400 units in for-rent apartment projects that were occupied or ready for occupancy, 3,400 units in the lease-up stage, 9,900 units in the design phase or under development, and 5,500 units in the planning stage. Of the 22,200 units at October 31, 2023, 14,500 were owned by joint ventures in which we have an interest; approximately 1,800 were owned by us; and 5,900 were under contract to be purchased by us.
Contracts and Backlog
The aggregate value of net sales contracts signed decreased 13% in fiscal 2023, as compared to fiscal 2022. The value of net sales contracts signed was $7.91 billion (8,077 homes) in fiscal 2023 and $9.07 billion (8,255 homes) in fiscal 2022. The decrease in the aggregate value of net contracts signed in fiscal 2023, as compared to fiscal 2022, was due to a 2% decrease in the number of net contracts signed and an 11% decrease in the average value of each contract signed. The decrease in the number of net contracts signed in fiscal 2023, as compared to fiscal 2022, reflects an overall moderation in demand as compared to the first half of the prior fiscal year primarily due to increases in mortgage rates that commenced in 2022. The decrease in average value attributed to each signed contracts signed in fiscal 2023 was principally due to a shift in the number of contracts signed to less expensive areas and/or products coupled with an increase in average sales incentives. The average value attributed to each contract signed includes the value of each binding agreement of sale that was signed in the period, as well as the value of all options selected during the period, regardless of when the initial agreement of sale related to such options was signed.
The value of our backlog at October 31, 2023, 2022, and 2021 was $6.95 billion (6,578 homes), $8.87 billion (8,098 homes), and $9.50 billion (10,302 homes), respectively. Approximately 96% of the homes in backlog at October 31, 2023 are expected to be delivered by October 31, 2024. The 22% decrease in the value of homes in backlog at October 31, 2023, as compared to October 31, 2022, was due to the delivery of more homes out of backlog than were added during fiscal 2023, and a decrease in the average value of each contract signed.
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

We recognized inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2023, 2022, and 2021, as shown in the table below (amounts in thousands):

	2023	2022	2021
Land controlled for future communities	$10,712	$13,051	$5,620
Land owned for future communities	1,493	19,690	19,805
Operating communities	18,501	—	1,110
	$30,706	$32,741	$26,535
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
We believe our assumptions on discount rates require significant judgment because the selection of the discount rate may significantly impact the estimated fair value of our investments in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investments in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investments in unconsolidated entities. During the year ended October 31, 2023, we utilized discount rates ranging from 10% to 18% in our valuations. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2023 and 2022 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2023	2022	% Change
Revenues:
Home sales	$9,866.0	$9,711.2	2%
Land sales and other	128.9	564.4
	9,994.9	10,275.6	(3)%
Cost of revenues:
Home sales	7,207.3	7,237.4	—%
Land sales and other	153.5	551.8
	7,360.7	7,789.2	(6)%
Selling, general and administrative	909.4	977.8	(7)%
Income from operations	1,724.8	1,508.6	14%
Other:
Income from unconsolidated entities	50.1	23.7	111%
Other income - net	67.5	171.4	(61)%
Income before income taxes	1,842.4	1,703.7	8%
Income tax provision	470.3	417.2	13%
Net income	$1,372.1	$1,286.5	7%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	73.1%	74.5%
Land sales and other cost of revenues as a percentage of land sales and other revenues	119.1%	97.8%
SG&A as a percentage of home sales revenues	9.2%	10.1%
Effective tax rate	25.5%	24.5%

Deliveries – units	9,597	10,515	(9)%
Deliveries – average sales price (in ‘000s)	$1,028.0	$923.6	11%

Net contracts signed – value	$7,907.8	$9,067.4	(13)%
Net contracts signed – units	8,077	8,255	(2)%
Net contracts signed – average sales price (in ‘000s)	$979.1	$1,098.4	(11)%

	At October 31,
	2023	2022	% Change
Backlog – value	$6,945.3	$8,874.1	(22)%
Backlog – units	6,578	8,098	(19)%
Backlog – average sales price (in ‘000s)	$1,055.8	$1,095.8	(4)%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreements of sale related to such options were signed.
A discussion and analysis regarding Results of Operations and Analysis of Financial Condition for the year ended October 31, 2022, as compared to the year ended October 31, 2021, is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on December 19, 2022.

FISCAL 2023 COMPARED TO FISCAL 2022
Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sales revenues in fiscal 2023, as compared to fiscal 2022, was attributable to an 11% increase in the average price of the homes delivered, offset, in part, by a 9% decrease in the number of homes delivered. The increase in the average delivered home price was mainly due to our ability to raise prices in certain communities as well as an increase in homes delivered in more expensive product types/geographic regions. The decrease in the number of homes delivered in fiscal 2023, as compared to fiscal 2022, is principally due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, offset, in part, by higher backlog conversion and an increase in the number of quick move-in homes delivered in fiscal 2023.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2023 was 73.1%, as compared to 74.5% in fiscal 2022. The decrease in fiscal 2023 was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases, and lower interest expense as a percentage of home sales revenues. Interest cost in fiscal 2023 was $139.4 million or 1.4% of home sales revenues, as compared to $164.8 million or 1.7% of home sales revenues in fiscal 2022. We recognized inventory impairments and write-offs of $30.7 million, or 0.3% of home sales revenues, and $32.7 million, or 0.3% of home sales revenues, in fiscal 2023 and fiscal 2022, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk land sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our urban luxury condominium communities. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales.
In fiscal 2023, we sold three land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $44.2 million. In fiscal 2022, we sold nine land parcels to newly formed Rental Property Joint Ventures in which we have an interest for approximately $322.3 million. Minimal gains were recognized on these land sales to joint ventures. During fiscal 2023, we recorded impairment charges of $30.6 million in connection with planned land sales. In fiscal 2022, we recorded an impairment charge of $6.8 million related to office space associated with certain Hoboken, New Jersey condominium projects in connection with a planned sale.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending decreased by $68.3 million in fiscal 2023, as compared to fiscal 2022. As a percentage of home sales revenues, SG&A was 9.2% and 10.1% in fiscal 2023 and 2022, respectively. The dollar decrease in SG&A was primarily due to lower headcount and lower variable selling expense on a decreased number of homes delivered in fiscal 2023. In addition, fiscal 2022 includes a $10.0 million charge for a charitable contribution made to the Toll Brothers Foundation. The decrease in SG&A, as a percentage of home sales revenues, was primarily due to improved fixed cost leverage on lower headcount and reduced commission rates in fiscal 2023, as compared to fiscal 2022.
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
For our Rental Property Joint Ventures specifically, these entities typically generate operating losses until the related property reaches stabilization. For the fiscal years 2023 and 2022, our earnings related to the Rental Property Joint Ventures include approximately $32.9 million and $17.5 million of our share of net operating losses incurred by these joint ventures, respectively, of which approximately $26.1 million and $21.7 million was our share of the depreciation expense recognized by these joint ventures, respectively.

The increase in income from unconsolidated entities to $50.1 million in fiscal 2023 from $23.7 million in fiscal 2022, was mainly due to $50.9 million of gains recognized related to property sales by two of our Rental Property Joint Ventures and a $16.0 million gain recognized as the result of the sale of our ownership interest in one of our Rental Property Joint Ventures in fiscal 2023. In the fiscal 2022 period, we recognized a $21.0 million gain related to a property sale by one of our Rental Property Joint Ventures, lower losses from our Rental Property Joint Ventures of approximately $14.2 million and increased earnings of approximately $7.2 million from our Land Development Joint Ventures due to lot sales. In addition, during the fiscal 2022 period, we recognized an other-than-temporary impairment charge on one of our investments in a Rental Property Joint Venture of $8.0 million. There were no similar other-than-temporary impairment charges in the fiscal 2023 period.
Other Income - Net
The table below provides the components of “Other Income – net” for the years ended October 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Interest income	$35,133	$6,180
Income from ancillary businesses	2,846	24,668
Management fee income earned by home building operations	4,462	7,968
Gain on litigation settlements – net	27,683	141,234
Other	(2,606)	(8,673)
Total other income – net	$67,518	$171,377
The increase in interest income in fiscal 2023, as compared to fiscal 2022, was primarily due to higher interest rates.
The decrease in income from ancillary businesses in fiscal 2023, as compared to fiscal 2022, was principally due to lower earnings from our mortgage operations due to lower volume and increased competition, as well as higher operating losses incurred in our apartment living operations. In addition, fiscal 2022 included a gain of $9.0 million related to the bulk sale of security monitoring accounts by our smart home technologies business. This was offset by higher income generated in fiscal 2023 from our high-rise urban luxury condominium business operations principally due to property sales of approximately $4.0 million. In fiscal 2023 and fiscal 2022, we also recognized $8.4 million and $0.3 million of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively.
In fiscal 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $34.7 million. In fiscal 2022, income from ancillary businesses included management fees earned on our apartment rental development and Gibraltar unconsolidated entities and operations totaling $25.9 million. Prior to fiscal 2023, management fees earned on our high-rise luxury condominium unconsolidated entities were included in “Management fees earned by home building operations” above.
Management fee income earned by home building operations includes fees earned by our high-rise urban luxury condominium business and home building operations. The increase in fiscal 2023, as compared to fiscal 2022, was primarily related to a decrease in Joint Ventures to which we provide services.
In fiscal 2022, we entered into a $192.5 million settlement agreement with Southern California Gas Company to resolve our claims associated with a natural gas leak that occurred from October 2015 through February 2016 at the Aliso Canyon underground storage facility located near certain of our communities in southern California. As a result, net of legal fees and expenses, we recorded a pre-tax gain of $148.4 million, of which $141.2 million was recorded in Other Income - net in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022. The remainder was recorded as an offset to previously incurred expenses. The gain on litigation settlements - net in fiscal 2023 primarily relates to the settlement of an insurance claim.
Income Before Income Taxes
In fiscal 2023, we reported income before income taxes of $1.84 billion, or 18.4% of revenues, as compared to $1.70 billion, or 16.6% of revenues in fiscal 2022.
Income Tax Provision
We recognized a $470.3 million income tax provision in fiscal 2023. Based upon the federal statutory rate of 21.0% for fiscal 2023, our federal tax provision would have been $386.9 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $90.7 million and a $2.2 million increase in unrecognized tax benefits, offset, in part, by a benefit of $7.3 million from excess tax benefits related to stock-based compensation, $2.8 million of other permanent differences, and a $2.3 million benefit of federal energy efficient home credits.
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
At October 31, 2023, we had $1.30 billion of cash and cash equivalents on hand and approximately $1.79 billion available for borrowing under our revolving credit facility. On February 14, 2023, we entered into a $1.905 billion New Revolving Credit Facility with a syndicate of banks that is scheduled to mature on February 14, 2028. The New Revolving Credit Facility replaced the prior $1.905 billion revolving credit facility, which was terminated in connection with the execution of the new agreement. The New Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.0 billion with the consent of lenders. The terms of the New Revolving Credit Facility are substantially the same as the prior agreement, except that the LIBOR-based interest rate provisions have been replaced with SOFR-based provisions. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the New Revolving Credit Facility. Also on February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land), operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, community level debt repayment, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our New Revolving Credit Facility and borrowings from banks and other lenders.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of October 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of October 31, 2023, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At October 31, 2023, we had investments in these entities of $959.0 million, and were committed to invest or advance up to an additional $400.8 million to these entities if they require additional funding. At October 31, 2023, we had agreed to terms for the acquisition of 332 home sites from three joint ventures for an estimated aggregate purchase price of $31.5 million. In addition, we expect to purchase approximately 8,200 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of October 31, 2023, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2023, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.34 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $688.0 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2023, the unconsolidated entities had borrowed an aggregate of $1.64 billion, of which we estimate $544.1 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 4.0 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
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
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of October 31, 2023, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company

Loan Facility” in the Notes to the Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information.
Operating Activities
Cash provided by operating activities during fiscal 2023 was $1.27 billion. Cash provided by operating activities was generated primarily from: (1) $1.37 billion of net income plus the following non-cash activities: $76.5 million of depreciation and amortization, $69.5 million of impairments and write-offs, $24.8 million of stock-based compensation, $38.3 million of cash received, net of income earned, from unconsolidated entities; and a net deferred tax benefit of $36.2 million and (2) $78.9 million in mortgage loan sales, net of originations. This activity was offset, in part, by a decrease of $162.6 million in current income taxes, net; an increase of $135.9 million in receivables, prepaid assets, and other assets; a decrease of $88.3 million in net customer deposits; a decrease of $23.7 million in accounts payable and accrued expenses; and an increase of $22.2 million in inventory.
Cash provided by operating activities during fiscal 2022 was $986.8 million. Cash provided by operating activities was generated primarily from: (1) $1.29 billion of net income plus the following non-cash activities: $76.8 million of depreciation and amortization, $39.5 million of impairments and write-offs, $21.1 million of stock-based compensation, $8.6 million of cash received, net of income earned, from unconsolidated entities; offset by a net deferred tax benefit of $96.7 million and (2) an increase of $152.5 million in accounts payable and accrued expenses; an increase of $160.5 million in current income taxes, net; and an increase of $50.7 million in mortgage loan sales, net of originations. This activity was offset, in part, by an increase of $618.8 million in inventory, and a decrease of $95.0 million in receivables, prepaid assets, and other assets.
Investing Activities
Cash used in investing activities during fiscal 2023 was $150.6 million, primarily related to $216.4 million used to fund our investments in unconsolidated entities and $73.0 million for the purchase of property and equipment. This activity was offset, in part, by $112.7 million of cash received as returns from our investments in unconsolidated entities and $26.0 million of cash proceeds from the sale of assets, including ownership interests in unconsolidated entities.
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
Financing Activities
We used $1.17 billion of cash from financing activities in fiscal 2023, primarily for the repurchase of $561.6 million of our common stock; the redemption of $400.0 million of senior notes; payments of $160.3 million of loans payable, net of new borrowings; the payment of dividends on our common stock of $91.1 million and $5.4 million of payments for debt issuance costs. This activity was offset by $48.3 million of proceeds from stock-based benefit plans.
We used $1.12 billion of cash from financing activities in fiscal 2022, primarily for the repurchase of $542.7 million of our common stock; the redemption of $409.9 million of senior notes; payments of $51.6 million of loans payable, net of new borrowings; the payment of dividends on our common stock of $88.9 million and payments related to noncontrolling interest - net of $25.8 million.
INFLATION
The long-term impact of inflation on us is manifested in increased costs for land, land development, construction, and overhead. We generally enter into contracts to acquire land a significant period of time before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in the sales prices of homes will affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we contract to sell a majority of our homes before we begin construction, any inflation of costs in excess of those anticipated may result in lower gross margins. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

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

SUPPLEMENTAL GUARANTOR INFORMATION
At October 31, 2023, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Financial Statements under the caption “Senior Notes.”
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

Summarized Balance Sheet Data (amounts in millions)

October 31, 2023
Assets
Cash	$1,137.4
Inventory	$8,911.0
Amount due from Non-Guarantor Subsidiaries	$660.1
Total assets	$11,460.8

Liabilities & Stockholders' Equity
Loans payable	$1,091.6
Senior notes	$1,596.2
Total liabilities	$5,106.7
Stockholders' equity	$6,354.1
Summarized Statement of Operations Data (amounts in millions)

For the year ended October 31, 2023
Revenues	$9,764.9
Cost of revenues	$7,175.8
Selling, general and administrative	$904.1
Income before income taxes	$1,722.1
Net income	$1,282.5

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
Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital. The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2023 and 2022. Information related to backlog and assets by segment at October 31, 2023 and 2022 has also been provided.
Units Delivered and Revenues:

	Fiscal 2023 Compared to Fiscal 2022
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change

North	$1,494.1	$1,853.7	(19)%	1,577	2,163	(27)%	$947.4	$857.0	11%
Mid-Atlantic	1,175.3	1,149.0	2%	1,067	1,222	(13)%	$1,101.5	$940.3	17%
South	2,204.8	1,519.6	45%	2,597	2,033	28%	$849.0	$747.5	14%
Mountain	2,660.7	2,747.8	(3)%	2,897	3,366	(14)%	$918.4	$816.3	13%
Pacific	2,329.4	2,442.0	(5)%	1,459	1,731	(16)%	$1,596.6	$1,410.7	13%
Total home building	9,864.3	9,712.1	2%	9,597	10,515	(9)%	$1,027.9	$923.6	11%
Other	1.7	(0.9)
Total home sales revenue	9,866.0	9,711.2	2%	9,597	10,515	(9)%	$1,028.0	$923.6	11%
Land sales and other revenue	128.9	564.4
Total revenue	$9,994.9	$10,275.6
Net Contracts Signed:

	Fiscal 2023 Compared to Fiscal 2022
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change

North	$1,336.9	$1,534.7	(13)%	1,411	1,596	(12)%	$947.5	$961.6	(1)%
Mid-Atlantic	1,165.5	1,105.4	5%	1,170	1,012	16%	$996.2	$1,092.3	(9)%
South	1,938.3	1,838.3	5%	2,386	1,981	20%	$812.4	$928.0	(12)%
Mountain	1,633.1	2,319.7	(30)%	1,950	2,292	(15)%	$837.5	$1,012.1	(17)%
Pacific	1,834.0	2,269.3	(19)%	1,160	1,374	(16)%	$1,581.0	$1,651.6	(4)%
Total consolidated	$7,907.8	$9,067.4	(13)%	8,077	8,255	(2)%	$979.1	$1,098.4	(11)%

Backlog at October 31:

	October 31, 2023 Compared to October 31, 2022
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change

North	$964.1	$1,119.5	(14)%	956	1,122	(15)%	$1,008.5	$997.8	1%
Mid-Atlantic	953.0	960.5	(1)%	945	842	12%	$1,008.4	$1,140.7	(12)%
South	2,093.4	2,352.5	(11)%	2,312	2,523	(8)%	$905.5	$932.4	(3)%
Mountain	1,577.7	2,597.3	(39)%	1,577	2,524	(38)%	$1,000.5	$1,029.0	(3)%
Pacific	1,357.1	1,844.3	(26)%	788	1,087	(28)%	$1,722.2	$1,696.7	2%
Total consolidated	$6,945.3	$8,874.1	(22)%	6,578	8,098	(19)%	$1,055.8	$1,095.8	(4)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2023	2022	% Change 2023 vs 2022

North	$197.4	$280.8	(30)%
Mid-Atlantic	243.5	189.5	28%
South	416.7	249.7	67%
Mountain	517.1	509.5	1%
Pacific	610.1	572.8	7%
Total home building	1,984.8	1,802.3	10%
Corporate and other	(142.4)	(98.6)	(44)%
Total consolidated	$1,842.4	$1,703.7	8%
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Total Assets ($ amounts in millions):

	At October 31,
	2023	2022

North	$1,281.4	$1,465.0
Mid-Atlantic	1,323.4	1,049.0
South	2,399.1	2,137.6
Mountain	2,666.9	2,785.6
Pacific	2,175.8	2,174.1
Total home building	9,846.6	9,611.3
Corporate and other	2,680.4	2,677.4
Total consolidated	$12,527.0	$12,288.7
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, our apartment rental development and high-rise urban luxury condominium operations, and our mortgage and title subsidiaries.

A discussion and analysis regarding our Segments’ Results of Operations and Analysis of Financial Condition for the year ended October 31, 2022, as compared to the year ended October 31, 2021 is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on December 19, 2022.
FISCAL 2023 COMPARED TO FISCAL 2022
North

	Year ended October 31,
	2023	2022	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,494.1	$1,853.7	(19)%
Units delivered	1,577	2,163	(27)%
Average delivered price ($ in thousands)	$947.4	$857.0	11%

Net Contracts Signed:
Net contract value ($ in millions)	$1,336.9	$1,534.7	(13)%
Net contracted units	1,411	1,596	(12)%
Average contracted price ($ in thousands)	$947.5	$961.6	(1)%

Home sales cost of revenues as a percentage of home sales revenues	79.4%	77.6%

Income before income taxes ($ in millions)	$197.4	$280.8	(30)%

Number of selling communities at October 31,	40	53	(25)%
The decrease in the number of homes delivered in fiscal 2023 was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion and an increase in the number of quick move-in homes delivered in fiscal 2023. The increase in the average price of homes delivered in fiscal 2023 was principally due to sales price increases and a shift in the number of homes delivered to more expense areas and/or products.
The decrease in the number of net contracts signed in fiscal 2023, as compared to fiscal 2022, was principally due to a decrease in the number of selling communities, offset, in part, by an increase in demand in fiscal 2023. The decrease in the average value of each contract signed in fiscal 2023, as compared to fiscal 2022, was mainly due to shifts in the number of contracts signed to less expensive areas and/or products and an increase in average sales incentives.
The decrease in income before income taxes in fiscal 2023 was principally attributable to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues, partially offset by decreased variable SG&A spend on lower revenues. The increase in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2023 was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest costs as a percentage of home sales revenue and decreased inventory impairment charges.
Inventory impairment charges were $0.7 million in fiscal 2023, as compared to $11.9 million in fiscal 2022. In fiscal 2022, we decided to sell a parcel in Philadelphia, Pennsylvania. In connection with this planned sale, we recognized an inventory impairment charge of $10.3 million. In addition, we recognized $15.6 million of land impairment charges, included in land sales and other cost of revenues in fiscal 2023 in connection with planned land sales compared to $6.8 million in fiscal 2022.

Mid-Atlantic

	Year ended October 31,
	2023	2022	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,175.3	$1,149.0	2%
Units delivered	1,067	1,222	(13)%
Average delivered price ($ in thousands)	$1,101.5	$940.3	17%

Net Contracts Signed:
Net contract value ($ in millions)	$1,165.5	$1,105.4	5%
Net contracted units	1,170	1,012	16%
Average contracted price ($ in thousands)	$996.2	$1,092.3	(9)%

Home sales cost of revenues as a percentage of home sales revenues	71.9%	76.1%

Income before income taxes ($ in millions)	$243.5	$189.5	28%

Number of selling communities at October 31,	43	40	8%
The decrease in the number of homes delivered in fiscal 2023, as compared to fiscal 2022, was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by a higher backlog conversion and an increase in the number of quick move-in homes delivered in fiscal 2023. The increase in the average delivered price in fiscal 2023 was primarily due a shift in the number of homes delivered to more expensive areas and/or products, as well as sales price increases.
The increase in the number of net contracts signed in fiscal 2023, as compared to fiscal 2022, was principally due to an increase in the number of selling communities coupled with an increase in demand in fiscal 2023. The decrease in the average value of each contract signed in fiscal 2023 was primarily due to shifts in the number of contracts signed to less expensive areas and/or products, as well as an increase in average sales incentives in fiscal 2023.
The increase in income before income taxes in fiscal 2023, as compared to fiscal 2022, was mainly due to higher earnings from increased revenues, coupled with lower home sales costs of revenues, as a percentage of home sale revenues and lower SG&A spend. The decrease in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2023 was primarily due to a shift in product mix/areas to higher-margin areas and lower interest costs as a percentage of home sales revenue, partially offset by higher inventory impairment charges.
Inventory impairment charges were $15.9 million and $3.4 million in fiscal 2023 and 2022, respectively. In addition, we recognized a $10.3 million land impairment charge, included in land sales and other cost of revenues in fiscal 2023 in connection with a planned land sale. No similar charges were recognized in fiscal 2022.

South

	Year ended October 31,
	2023	2022	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,204.8	$1,519.6	45%
Units delivered	2,597	2,033	28%
Average delivered price ($ in thousands)	$849.0	$747.5	14%

Net Contracts Signed:
Net contract value ($ in millions)	$1,938.3	$1,838.3	5%
Net contracted units	2,386	1,981	20%
Average contracted price ($ in thousands)	$812.4	$928.0	(12)%

Home sales cost of revenues as a percentage of home sales revenues	73.5%	75.6%

Income before income taxes ($ in millions)	$416.7	$249.7	67%

Number of selling communities at October 31,	115	99	16%
The increase in the number of homes delivered in fiscal 2023, as compared to fiscal 2022, was mainly due to a higher backlog conversion in fiscal 2023, an increase in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, and an increase in the number of quick move-in homes delivered. The increase in the average delivered price in fiscal 2023 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products, as well as sales price increases.
The increase in the number of net contracts signed in fiscal 2023, as compared to fiscal 2022, was principally due to an increase in the number of selling communities in fiscal 2023. The decrease in the average value of each contract signed in the fiscal 2023 period was primarily due to a shift in the number of contracts signed to less expensive areas and/or products and an increase in average sales incentives in fiscal 2023.
The increase in income before income taxes in fiscal 2023, as compared to fiscal 2022, was principally due to higher earnings from increased home sales revenues and lower home sales costs of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs resulting from increased sales volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was mainly due to a shift in product mix/areas to higher-margin areas, lower interest costs as a percentage of home sales revenue and lower inventory impairment changes in fiscal 2023. Inventory impairment charges were $1.8 million and $3.4 million in fiscal 2023 and 2022, respectively.

Mountain

	Year ended October 31,
	2023	2022	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,660.7	$2,747.8	(3)%
Units delivered	2,897	3,366	(14)%
Average delivered price ($ in thousands)	$918.4	$816.3	13%

Net Contracts Signed:
Net contract value ($ in millions)	$1,633.1	$2,319.7	(30)%
Net contracted units	1,950	2,292	(15)%
Average contracted price ($ in thousands)	$837.5	$1,012.1	(17)%

Home sales cost of revenues as a percentage of home sales revenues	74.0%	74.6%

Income before income taxes ($ in millions)	$517.1	$509.5	1%

Number of selling communities at October 31,	120	113	6%
The decrease in the number of homes delivered in fiscal 2023, as compared to fiscal 2022, was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion and an increase in the number of quick move-in homes delivered in fiscal 2023. The increase in the average price of homes delivered in fiscal 2023 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decrease in the number of net contracts signed in fiscal 2023, as compared to fiscal 2022, was principally due to a weakening in demand in fiscal 2023, offset, in part, by an increase in the number of selling communities. The decrease in the average value of each contract signed in fiscal 2023 was mainly due to shifts in the number of contracts signed to less expensive areas and/or products and an increase in average sales incentives.
The increase in income before income taxes in fiscal 2023, as compared to fiscal 2022, was mainly due lower home sales cost of revenues, as a percentage of home sales revenues, and reduced SG&A resulting from decreased volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas, partially offset by higher interest costs and inventory impairment charges. Inventory impairment charges were $5.7 million and $4.1 million in fiscal 2023 and 2022, respectively.

Pacific

	Year ended October 31,
	2023	2022	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,329.4	$2,442.0	(5)%
Units delivered	1,459	1,731	(16)%
Average delivered price ($ in thousands)	$1,596.6	$1,410.7	13%

Net Contracts Signed:
Net contract value ($ in millions)	$1,834.0	$2,269.3	(19)%
Net contracted units	1,160	1,374	(16)%
Average contracted price ($ in thousands)	$1,581.0	$1,651.6	(4)%

Home sales cost of revenues as a percentage of home sales revenues	67.9%	70.5%

Income before income taxes ($ in millions)	610.1	572.8	7%

Number of selling communities at October 31,	52	43	21%
The decrease in the number of homes delivered in fiscal 2023, as compared to fiscal 2022, was mainly due to a decrease in the number of homes in backlog at October 31, 2022, as compared to the number of homes in backlog at October 31, 2021, partially offset by higher backlog conversion and an increase in the number of quick move-in homes delivered in fiscal 2023. The increase in the average price of homes delivered in fiscal 2023 was primarily due to increases in sales prices.
The decrease in the number of net contracts signed in fiscal 2023, as compared to fiscal 2022, was principally due to a weakening in demand in fiscal 2023, partially offset by an increase in the number of selling communities. The decrease in the average value of each contract signed in fiscal 2023 was mainly due to a shift in the number of contracts signed in less expensive areas and an increase in average sales incentives.
The increase in income before income taxes in fiscal 2023, as compared to fiscal 2022, was primarily due to lower home sales cost of revenues, as a percentage of home sales revenues, and reduced SG&A resulting from decreased volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas, lower interest costs and a decrease in inventory impairment charges. Inventory impairment charges were $6.7 million and $10.0 million in fiscal 2023 and 2022, respectively. During the fourth quarter of fiscal 2022, we decided to sell a land parcel in California. In connection with this planned sale, we recognized an impairment charge of $5.6 million. In addition, we recognized a $2.2 million land impairment charge, included in land sales and other cost of revenues in fiscal 2023 in connection with a planned land sale. No similar charges were recognized in fiscal 2022.
Corporate and Other
In fiscal 2023 and 2022, loss before income taxes was $142.4 million and $98.6 million, respectively. The increase in the loss before income taxes in fiscal 2023 was principally attributable to a favorable litigation settlement in fiscal 2022. As a result of the settlement, net of legal fees and expenses, we recorded a pre-tax gain of $148.4 million, of which $141.2 million was recorded in Other Income - net in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022. The remainder was recorded as an offset to previously incurred expenses. Coincident with this settlement, we made a charitable contribution of $10.0 million to the Toll Brothers Foundation, which was recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income in fiscal 2022. During fiscal 2022, we also recognized a $21.0 million gain related to a property sale by one of our Rental Property Joint Ventures and a $9.0 million gain related to the bulk sale of security monitoring accounts by our smart home technology business. In addition, fiscal 2023 was impacted by lower earnings from our mortgage and our apartment living operations and a $2.5 million land impairment charge, included in land sales and other cost of revenues, in connection with a planned land sale. These increases were offset by lower SG&A costs as a result of decreased headcount, $50.9 million in gain recognized from property sales by two of our Rental Property Joint Ventures, $27.7 million of gains from litigation settlements-net recognized, a $16.0 million gain as a result of the sale of our ownership interest in one of our Rental Property Joint Ventures and an increase in interest income due to higher interest rates in fiscal 2023.

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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2023 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2024	$215,925	4.61%	$101,668	7.10%
2025	123,930	5.48%	—
2026	434,787	5.12%	101,562	6.20%
2027	468,861	4.83%	60,938	6.20%
2028	407,890	4.30%	—
Thereafter (b)	464,374	3.76%	487,500	6.20%
Bond discounts, premiums, and deferred issuance costs - net	(6,968)		—
Total	$2,108,799	4.57%	$751,668	6.32%
Fair value at October 31, 2023	$1,980,314		$751,668
(a)Based upon the amount of variable-rate debt outstanding at October 31, 2023, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.5 million per year, without consideration of the Company’s interest rate swap transactions.
(b)In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 0.90% as of October 31, 2023. These interest rate swaps were designated as cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
We are in the process of a complex implementation of a new ERP system that affects many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The new ERP system will be a significant component of our internal control over financial reporting. Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a discussion of risks related to the implementation of our new ERP system, see “Risk Factors - Risks Related to Our Business and Industry - We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.”
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the period covered by this Annual Report on Form 10-K, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	63	Chairman of the Board and Chief Executive Officer
Robert Parahus	60	President and Chief Operating Officer
Martin P. Connor	59	Senior Vice President and Chief Financial Officer
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
Martin P. Connor joined us as Vice President and Assistant Chief Financial Officer in December 2008 and was appointed a Senior Vice President in December 2009. Mr. Connor was appointed to his current position of Senior Vice President and Chief Financial Officer in September 2010. From June 2008 to December 2008, Mr. Connor was President of Marcon Advisors LLC, a finance and accounting consulting firm that he founded. From October 2006 to June 2008, Mr. Connor was Chief Financial Officer and Director of Operations for O’Neill Properties, a diversified commercial real estate developer in the Mid-Atlantic area. Prior to October 2006, he spent over 20 years at Ernst & Young LLP as an Audit and Advisory Business Services Partner, responsible for the real estate practice for Ernst & Young LLP in the Philadelphia marketplace. During the period from 1998 to 2005, he served on the Toll Brothers, Inc. audit engagement. Mr. Connor is a director of Univest Financial Corporation, a publicly traded banking and financial services provider serving customers primarily in Pennsylvania and New Jersey.
The other information required by this item will be included in the “Election of Directors” and “Corporate Governance” sections of our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2024 Proxy Statement and is incorporated herein by reference.

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
4.3
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

4.4
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2025 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2015.

4.5
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

4.6
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.

4.7
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

4.8
Form of Global Note for Toll Brothers Finance Corp.’s 4.875% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2017

4.9
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

4.10
Form of Global Note for the Issuer’s 4.350% Senior Notes due 2028 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

4.11
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

4.12
Form of Global Note for the Issuer’s 3.800% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2019.

4.13
First Supplemental Indenture dated as of April 27, 2012, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2012.

4.14
Second Supplemental Indenture dated as of April 30, 2013, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2013.

4.15
Third Supplemental Indenture dated as of April 30, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2014.

4.16
Fourth Supplemental Indenture dated as of July 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2014.

Exhibit Number	Description

4.17
Fifth Supplemental Indenture dated as of October 31, 2014, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2014.

4.18
Sixth Supplemental Indenture dated as of January 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended January 31, 2015.

4.19
Seventh Supplemental Indenture dated as of April 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2015.

4.20
Eighth Supplemental Indenture dated as of October 30, 2015, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.34 of the Registrant’s Form 10-K for the year ended October 31, 2015.

4.21
Ninth Supplemental Indenture dated as of January 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2016.

4.22
Tenth Supplemental Indenture dated as of April 29, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2016.

4.23
Eleventh Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.24
Twelfth Supplemental Indenture dated as of October 31, 2016, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2016.

4.25
Thirteenth Supplemental Indenture dated as of January 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2017.

4.26
Fourteenth Supplemental Indenture dated as of April 28, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended April 30, 2017.

4.27
Fifteenth Supplemental Indenture dated as of July 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended July 31, 2017.

4.28
Sixteenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.55 of the Registrant’s Form 10-K for the year ended October 31, 2017.

4.29
Seventeenth Supplemental Indenture dated as of October 31, 2017, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.56 of the Registrant’s Form 10-K for the year ended October 31, 2017.

Exhibit Number	Description
4.30
Eighteenth Supplemental Indenture dated as of April 13, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.31
Nineteenth Supplemental Indenture dated as of April 30, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-Q for the quarter ended April 30, 2018.

4.32
Twentieth Supplemental Indenture dated as of October 31, 2018, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.62 of the Registrant’s Form 10-K for the year ended October 31, 2018.

4.33
Twenty-First Supplemental Indenture dated as of January 31, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the quarter ended January 31, 2019.

4.34
Twenty-Second Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.41 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.35
Twenty-third Supplemental Indenture dated as of October 30, 2019, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.42 of the Registrant’s Form 10-K for the year ended October 31, 2019.

4.36
Twenty-fourth Supplemental Indenture dated as of April 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2020.

4.37
Twenty-fifth Supplemental Indenture dated as of October 30, 2020, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.44 of the Registrant’s Form 10-K for the year ended October 31, 2020.

4.38
Twenty-sixth Supplemental Indenture dated as of April 30, 2021, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended April 30, 2021.

4.39
Twenty-seventh Supplemental Indenture dated as of July 29, 2022, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2022.

4.40
Twenty-eighth Supplemental Indenture dated as of October 31, 2022, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporate by reference to Exhibit 4.43 of the Registrants’s Form 10-K for the year ended October 31, 2022.

4.41
Twenty-ninth Supplemental Indenture dated as of January 31, 2023, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporate by reference to Exhibit 4.1 of the Registrants’s Form 10-Q for the quarter ended January 31, 2023.

4.42
Thirtieth Supplemental Indenture dated as of July 31, 2023, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporate by reference to Exhibit 4.1 of the Registrants’s Form 10-Q for the quarter ended July 31, 2023.

Exhibit Number	Description
4.43
Thirty-first Supplemental Indenture dated as of October 31, 2023, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee.**

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

10.7
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

10.9
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

10.10*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

Exhibit Number	Description
10.11*
Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended October 31, 2017.

10.12*
Amendment No. 2, dated as of June 19, 2018, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K for the year ended October 31, 2018.

10.13*
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

10.18*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

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

10.23*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

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

10.26*
Form of Restricted Stock Unit Agreement pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended October 31, 2019.

Exhibit Number	Description
10.27*
Form of Restricted Stock Unit Agreement (Performance Based) pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.28*
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

10.35*
Form of Indemnification Agreement between the Registrant and the members of its Board of Directors, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

21**	Subsidiaries of the Registrant.

22**	List of guarantor subsidiaries

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy

101
The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2023, filed on December 20, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Filed electronically herewith.
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2023.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 20, 2023
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 20, 2023
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 20, 2023
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Stephen F. East	Director	December 20, 2023
Stephen F. East

/s/ Christine N. Garvey	Director	December 20, 2023
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 20, 2023
Karen H. Grimes

/s/ Derek T. Kan	Director	December 20, 2023
Derek T. Kan

/s/ Carl B. Marbach	Director	December 20, 2023
Carl B. Marbach

/s/ John A. McLean	Director	December 20, 2023
John A. McLean

/s/ Wendell E. Pritchett	Director	December 20, 2023
Wendell E. Pritchett

Signature	Title	Date

/s/ Paul E. Shapiro	Director	December 20, 2023
Paul E. Shapiro

/s/ Scott D. Stowell	Director	December 20, 2023
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated December 20, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
December 20, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 20, 2023 expressed an unqualified opinion thereon.
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

Accrual for Self-insurance

Description of the Matter
As described in Notes 1 and 7 of the consolidated financial statements, the Company maintains general liability insurance, including construction defect and bodily injury coverage, and workers’ compensation insurance. These insurance policies protect the Company against a portion of the risk of loss from claims related to home building activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company accrues for expected costs associated with the self-insured retentions, deductibles and other coverage limits which constitute the accrual for self-insurance. The Company’s accrual for self-insurance was $230.7 million as of October 31, 2023.

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

Inventory Impairment

Description of the Matter
As described in Notes 1 and 3 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2023, the Company recorded inventory impairment charges of $20.0 million to operating communities and land owned for future communities. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flows to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
Auditing management’s accounting for inventory impairment and its tests for recoverability was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in these evaluations. In particular, management’s assumptions and estimates included future home and/or land sales prices and the pace of future sales, which were sensitive to expectations about future demand, operations and economic factors. Additionally, the fair value of certain communities was highly sensitive to relatively small changes in one or more of those assumptions.

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
Philadelphia, Pennsylvania
December 20, 2023

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2023	2022
ASSETS
Cash and cash equivalents	$1,300,068	$1,346,754
Inventory	9,057,578	8,733,326
Property, construction, and office equipment – net	323,990	287,827
Receivables, prepaid expenses, and other assets (1)	691,256	747,228
Mortgage loans held for sale – at fair value	110,555	185,150
Customer deposits held in escrow	84,530	136,115
Investments in unconsolidated entities (1)	959,041	852,314
	$12,527,018	$12,288,714
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,164,224	$1,185,275
Senior notes	1,596,185	1,995,271
Mortgage company loan facility	100,058	148,863
Customer deposits	540,718	680,588
Accounts payable	597,582	619,411
Accrued expenses	1,548,781	1,345,987
Income taxes payable	166,268	291,479
Total liabilities	5,713,816	6,266,874
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 and 127,937 shares issued at October 31, 2023 and October 31, 2022, respectively	1,129	1,279
Additional paid-in capital	698,548	716,786
Retained earnings	6,675,719	6,166,732
Treasury stock, at cost — 9,146 and 18,312 shares at October 31, 2023 and October 31, 2022, respectively	(619,150)	(916,327)
Accumulated other comprehensive income ("AOCI")	40,910	37,618
Total stockholders’ equity	6,797,156	6,006,088
Noncontrolling interest	16,046	15,752
Total equity	6,813,202	6,021,840
	$12,527,018	$12,288,714
(1)    As of October 31, 2023 and 2022, Receivables, prepaid expenses and other assets and Investments in unconsolidated entities include $89.6 million and $81.3 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2023	2022	2021
Revenues:
Home sales	$9,866,026	$9,711,170	$8,431,746
Land sales and other	128,911	564,388	358,615
	9,994,937	10,275,558	8,790,361

Cost of revenues:
Home sales	7,207,279	7,237,409	6,538,454
Land sales and other	153,457	551,770	309,007
	7,360,736	7,789,179	6,847,461
Selling, general and administrative	909,446	977,753	922,023
Income from operations	1,724,755	1,508,626	1,020,877
Other:
Income from unconsolidated entities	50,098	23,723	74,035
Other income – net	67,518	171,377	40,614
Expenses related to early retirement of debt	—	—	(35,211)
Income before income taxes	1,842,371	1,703,726	1,100,315
Income tax provision	470,300	417,226	266,688
Net income	$1,372,071	$1,286,500	$833,627

Other comprehensive income – net of tax	3,292	36,509	8,307
Total comprehensive income	$1,375,363	$1,323,009	$841,934

Per share:
Basic earnings	$12.47	$11.02	$6.72
Diluted earnings	$12.36	$10.90	$6.63

Weighted-average number of shares:
Basic	110,020	116,771	124,100
Diluted	111,008	117,975	125,807
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, 11/1/2020	152,937	1,529	717,272	5,164,086	(1,000,454)	(7,198)	4,875,235	52,241	4,927,476
Cumulative effect adjustment upon adoption of ASU 2016-13, net of tax				(595)			(595)		(595)
Net income				833,627			833,627		833,627
Purchase of treasury stock					(378,256)		(378,256)		(378,256)
Exercise of stock options, and stock based compensation issuances, and employee stock purchase plan issuances			(26,006)		36,489		10,483		10,483
Stock-based compensation			23,187				23,187		23,187
Cancellation of treasury stock	(25,000)	(250)		(950,315)	950,565		—		—
Dividends declared				(76,964)			(76,964)		(76,964)
Other comprehensive income						8,307	8,307		8,307
Loss attributable to non-controlling interest							—	(6,770)	(6,770)
Capital distributions, net							—	(40)	(40)
Balance, 10/31/2021	127,937	1,279	714,453	4,969,839	(391,656)	1,109	5,295,024	45,431	5,340,455
Net income				1,286,500			1,286,500		1,286,500
Purchase of treasury stock					(542,739)		(542,739)		(542,739)
Exercise of stock options, and stock based compensation issuances, and employee stock purchase plan issuances			(18,762)		18,068		(694)		(694)
Stock-based compensation			21,095				21,095		21,095
Dividends declared				(89,607)			(89,607)		(89,607)
Other comprehensive income						36,509	36,509		36,509
Income attributable to non-controlling interest							—	64	64
Capital distributions, net							—	(29,743)	(29,743)
Balance, 10/31/2022	127,937	1,279	716,786	6,166,732	(916,327)	37,618	6,006,088	15,752	6,021,840
Net income				1,372,071			1,372,071		1,372,071
Purchase of treasury stock					(565,950)		(565,950)		(565,950)
Exercise of stock options, and stock based compensation issuances, and employee stock purchase plan issuances			(43,043)		91,308		48,265		48,265
Stock-based compensation			24,805				24,805		24,805
Cancellation of treasury stock	(15,000)	(150)		(771,669)	771,819		—		—
Dividends declared				(91,415)			(91,415)		(91,415)
Other comprehensive income						3,292	3,292		3,292
Loss attributable to non-controlling interest							—	(666)	(666)
Capital contributions, net							—	960	960
Balance, 10/31/2023	112,937	1,129	698,548	6,675,719	(619,150)	40,910	6,797,156	16,046	6,813,202
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2023	2022	2021
Cash flow provided by operating activities:
Net income	$1,372,071	$1,286,500	$833,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,473	76,816	76,250
Stock-based compensation	24,805	21,095	23,187
Income from unconsolidated entities	(50,098)	(23,723)	(74,035)
Distributions of earnings from unconsolidated entities	88,393	32,316	83,118
Deferred tax provision	36,239	(96,680)	11,815
Impairment charges and write-offs	69,537	39,541	26,535
(Gain) loss on sale of assets	(416)	576	(38,706)
Other	3,181	3,781	(406)
Expenses related to early retirement of debt	—	—	35,211
Changes in operating assets and liabilities:
Inventory	(22,212)	(618,829)	(196,227)
Origination of mortgage loans	(1,602,700)	(2,035,637)	(2,178,468)
Sale of mortgage loans	1,681,610	2,086,358	2,159,827
Receivables, prepaid expenses, and other assets	(135,924)	(95,018)	135,806
Current income taxes – net	(162,570)	160,500	25,131
Customer deposits – net	(88,285)	(3,279)	165,637
Accounts payable and accrued expenses	(23,674)	152,499	214,825
Net cash provided by operating activities	1,266,430	986,816	1,303,127
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(72,961)	(71,726)	(66,878)
Investments in unconsolidated entities	(216,438)	(226,724)	(221,932)
Return of investments in unconsolidated entities	112,749	116,769	203,504
Proceeds from the sale of assets, including ownership interests in unconsolidated entities	26,049	28,309	80,418
Other	—	196	652
Net cash used in investing activities	(150,601)	(153,176)	(4,236)
Cash flow used in financing activities:
Proceeds from loans payable	3,079,142	4,304,635	3,158,033
Debt issuance costs	(5,365)	—	—
Principal payments of loans payable	(3,239,418)	(4,356,185)	(3,425,065)
Redemption of senior notes	(400,000)	(409,856)	(294,168)
Proceeds (payments) related to stock-based benefit plans – net	48,269	(690)	10,487
Purchase of treasury stock	(561,595)	(542,739)	(378,256)
Dividends paid	(91,082)	(88,901)	(76,623)
Receipts (payments) related to noncontrolling interest – net	11	(25,766)	(5,491)
Net cash used in financing activities	(1,170,038)	(1,119,502)	(1,011,083)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(54,209)	(285,862)	287,808
Cash, cash equivalents, and restricted cash, beginning of period	1,398,550	1,684,412	1,396,604
Cash, cash equivalents, and restricted cash, end of period	$1,344,341	$1,398,550	$1,684,412
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
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to home sales cost of sales revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred. During fiscal 2023, 2022 and 2021, the Company’s qualified inventory exceeded its indebtedness and substantially all interest incurred was capitalized to inventory. See Note 3, “Inventory”.
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
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $285.7 million and $289.4 million at October 31, 2023 and 2022, respectively. For property and equipment related to onsite sales centers, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets. In fiscal 2023, 2022, and 2021, we recognized $75.5 million, $75.9 million, and $74.8 million of depreciation expense, respectively.

Mortgage Loans Held for Sale
Residential mortgage loans held for sale are measured at fair value in accordance with the provisions of ASC 825, “Financial Instruments” (“ASC 825”). We believe the use of ASC 825 improves consistency of mortgage loan valuations between the date the borrower locks in the interest rate on the pending mortgage loan and the date of the mortgage loan sale. At the end of the reporting period, we determine the fair value of our mortgage loans held for sale and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans using the market approach to determine fair value. The evaluation is based on the current market pricing of mortgage loans with similar terms and values as of the reporting date, and such pricing is applied to the mortgage loan portfolio. We recognize the difference between the fair value and the unpaid principal balance of mortgage loans held for sale as a gain or loss. In addition, we recognize the change in fair value of our forward loan commitments as a gain or loss. Interest income on mortgage loans held for sale is calculated based upon the stated interest rate of each loan. In addition, net origination costs and fees associated with residential mortgage loans originated are expensed as incurred. These gains and losses, interest income, and origination costs and fees are recognized in “Other income – net” in the Consolidated Statements of Operations and Comprehensive Income.
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

Derivative Instruments and Hedging Activities
Our objective in entering into derivative transactions is to manage our exposure to interest rate movements associated with certain variable rate debt, mortgage loans held for sale, interest rate lock commitments, and forward loan commitments we have entered into related to our mortgage operations. We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
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
Our derivative transactions related to our mortgage loans held for sale, interest rate lock commitments, and our forward loan commitments are not designated as hedges and therefore the entire change in the fair value of these derivative transactions is included as a gain or loss in Other income – net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
See Note 12 “Fair Value Disclosures” for more information.
Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital. When treasury stock is cancelled, any excess purchase price over par value is charged directly to retained earnings. In fiscal 2023 and 2021, we cancelled 15 million and 25 million shares of treasury stock, respectively.
Revenue and Cost Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer the portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2023, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $540.7 million and $680.6 million at October 31, 2023 and October 31, 2022, respectively. Of the outstanding customer deposits held as of October 31, 2022, we recognized $542.0 million in home sales revenues during the fiscal year ended October 31, 2023. Of the outstanding customer deposits held as of October 31, 2021, we recognized $515.6 million in home sales revenues during the fiscal year ended October 31, 2022.
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
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk land sales to third parties of land we have decided no longer meets our development criteria; and (4) sales of commercial and retail properties generally located at our high-rise urban luxury condominium projects. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Advertising Costs
We expense advertising costs as incurred. Advertising costs, including brochures and signage, were $49.6 million, $42.5 million, and $39.1 million for the years ended October 31, 2023, 2022, and 2021, respectively.
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

Stock-Based Compensation
We account for our stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). We use a lattice model for the valuation of our stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of subjective assumptions, including the expected volatility of the stock price. Stock-based compensation expense is generally included in “Selling, general and administrative” expense in our Consolidated Statements of Operations and Comprehensive Income. We recognize forfeitures of stock-based awards as a reduction to compensation expense in the period in which they occur.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be effective for our fiscal year ending October 31, 2025 and for interim periods starting in our first quarter of fiscal 2026. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. We are currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.
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
3. Inventory
Inventory at October 31, 2023 and 2022 consisted of the following (amounts in thousands):

	2023	2022
Land controlled for future communities	$173,175	$240,751
Land owned for future communities	663,413	808,851
Operating communities	8,220,990	7,683,724
	$9,057,578	$8,733,326
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2023, 2022, and 2021, are shown in the table below (amounts in thousands):

Charge:	2023	2022	2021
Land controlled for future communities	$10,712	$13,051	$5,620
Land owned for future communities	1,493	19,690	19,805
Operating communities	18,501	—	1,110
	$30,706	$32,741	$26,535
We have also recognized $30.6 million and $6.8 million of impairment charges on land held for sale included in land sales and other cost of revenues during the fiscal years ended October 31, 2023 and 2022, respectively.
See Note 14, “Commitments and Contingencies,” for information regarding land purchase contracts.
At October 31, 2023, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2023, we determined that 251 land purchase contracts, with an aggregate purchase price of $3.79 billion, on which we had made aggregate deposits totaling $421.4 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2022, we determined that 237 land purchase contracts, with an aggregate purchase price of $3.89 billion, on which we had made aggregate deposits totaling $417.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts.

Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2023, 2022, and 2021, was as follows (amounts in thousands):

	2023	2022	2021
Interest capitalized, beginning of year	$209,468	$253,938	$297,975
Interest incurred	140,426	135,029	152,986
Interest expensed to home sales cost of revenues	(139,410)	(164,831)	(187,237)
Interest expensed to land sales and other cost of revenues	(10,787)	(5,788)	(4,372)
Interest reclassified to property, construction and office equipment - net	—	—	(1,034)
Interest capitalized on investments in unconsolidated entities	(9,783)	(6,699)	(4,574)
Previously capitalized interest transferred to investments in unconsolidated entities	(244)	(2,412)	—
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	880	231	194
Interest capitalized, end of year	$190,550	$209,468	$253,938
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
The table below provides information as of October 31, 2023, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	16	2	43	3	64
Investment in unconsolidated entities (1)	$351,154	$65,285	$531,823	$10,779	$959,041
Number of unconsolidated entities with funding commitments by the Company	9	—	19	1	29
Company’s remaining funding commitment to unconsolidated entities (2)	$204,438	$—	$184,266	$12,066	$400,770
(1)    Our total investment includes $121.6 million related to 11 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $329.3 million as of October 31, 2023, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $105.4 million related to our unconsolidated joint venture-related variable interests in VIEs.

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

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	12	2	42	56
Aggregate loan commitments	$610,758	$219,650	$3,731,847	$4,562,255
Amounts borrowed under commitments	$445,506	$135,723	$2,152,872	$2,734,101

The table below provides information at October 31, 2022, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	10	2	35	47
Aggregate loan commitments	$557,185	$219,650	$3,317,261	$4,094,096
Amounts borrowed under commitments	$444,306	$17,583	$1,774,567	$2,236,456
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during fiscal 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	5
Investment balance at October 31, 2023	$14,867	$59,567
Number of consolidated joint ventures entered into during the period	—	1
Carrying value of consolidated joint ventures’ assets at October 31, 2023	$—	$10,600
Noncontrolling interests in consolidated joint ventures at October 31, 2023	$—	$2,700
The table below provides information on joint ventures entered into during fiscal 2022 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	2	12	1
Investment balance at October 31, 2022	$48,600	$48,700	$132,200	2,700

Results of Operations and Intra-entity Transactions
In fiscal 2023, 2022 and 2021, certain of our Rental Property Joint Ventures sold their underlying assets to unrelated parties or to our joint venture partner. In connection with these sales, we recognized gains of $50.9 million, $21.0 million, and $74.8 million, respectively, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
In fiscal 2023, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $16.0 million, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. No similar gains were recognized in fiscal 2022 or 2021.
In fiscal 2022 and 2021, we recognized other-than-temporary impairment charges on our investments in certain Home Building and Rental Property Joint Ventures of $8.0 million and $2.1 million, respectively. No other-than-temporary impairment charges were recognized in fiscal 2023.
In fiscal 2023, 2022 and 2021, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $110.7 million, $54.8 million, and $18.5 million, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Home Building and Rental Property Joint Ventures, totaling $44.2 million, $434.2 million and $227.8 million in our fiscal 2023, 2022 and 2021. These amounts are included in “Land sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis.
At October 31, 2023 and 2022, we had receivables due from joint ventures totaling $12.6 million and $51.7 million, respectively, primarily related to amounts we funded on behalf of our partners that had not yet been reimbursed and amounts due to us for management fees earned.
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
We believe that, as of October 31, 2023, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	October 31, 2023	October 31, 2022
Loan commitments in the aggregate	$3,341,700	$2,858,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$688,000	$597,800
Debt obligations borrowed in the aggregate	$1,643,600	$1,110,900
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$544,100	$390,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$19,500	$16,900
Terms of guarantees	1 month - 4.0 years	1 month - 3.7 years

(1)    At October 31, 2023 and 2022, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $102.3 million and $95.0 million, respectively, related to our unconsolidated Joint Venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.
Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above.

The table below provides information as of October 31, 2023 and October 31, 2022, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	October 31, 2023	October 31, 2022
Number of Joint Venture VIEs that the Company is the PB and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities	$89,600	$81,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$10,200	$9,700
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
Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type, are included below (in thousands).

Condensed Combined Balance Sheets:

	October 31, 2023
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$83,330	$14,124	$62,734	$1,086	$161,274
Inventory	1,112,382	277,438	—	35,325	1,425,145
Loan receivables, net	—	—	—	17,024	17,024
Rental properties	—	—	1,907,604	—	1,907,604
Rental properties under development	—	—	1,804,664	—	1,804,664
Other assets	210,831	15,961	157,481	924	385,197
Total assets	$1,406,543	$307,523	$3,932,483	$54,359	$5,700,908
Debt, net of deferred financing costs	$445,123	$134,427	$2,132,436	$—	$2,711,986
Other liabilities	131,798	32,625	312,691	21,752	498,866
Members’ equity	829,622	140,471	1,487,356	32,607	2,490,056
Total liabilities and equity	$1,406,543	$307,523	$3,932,483	$54,359	$5,700,908
Company’s net investment in unconsolidated entities (1)	$351,154	$65,285	$531,823	$10,779	$959,041

	October 31, 2022
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Cash and cash equivalents	$132,344	$19,628	$102,270	$642	$254,884
Inventory	1,047,437	168,743	—	40,035	1,256,215
Loan receivables, net	—	—	—	48,217	48,217
Rental properties	—	—	1,702,690	—	1,702,690
Rental properties under development	—	—	1,413,607	—	1,413,607
Other assets	172,110	15,232	117,027	881	305,250
Total assets	$1,351,891	$203,603	$3,335,594	$89,775	$4,980,863
Debt, net of deferred financing costs	$443,061	$16,770	$1,788,923	$—	$2,248,754
Other liabilities	100,931	52,116	225,812	20,959	399,818
Members’ equity	807,899	134,717	1,320,859	68,816	2,332,291
Total liabilities and equity	$1,351,891	$203,603	$3,335,594	$89,775	$4,980,863
Company’s net investment in unconsolidated entities (1)	$343,314	$49,385	$441,399	$18,216	$852,314

(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $40.9 million and $18.5 million as of October 31, 2023 and 2022, respectively, and these differences are primarily a result of interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; other than temporary impairments we have recognized; and gains recognized from the sale of our ownership interests.

Condensed Combined Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2023
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$240,365	$38,124	$238,651	$28,221	$545,361
Cost of revenues	196,924	26,583	85,328	21,031	329,866
Other expenses	13,261	7,201	233,734	1,053	255,249
Total expenses	210,185	33,784	319,062	22,084	585,115
Income (loss) from operations	30,180	4,340	(80,411)	6,137	(39,754)
Other income (2)	2,500	205	102,865	241	105,811
Income before income taxes	32,680	4,545	22,454	6,378	66,057
Income tax provision (benefit)	214	367	(940)	—	(359)
Net income	$32,466	$4,178	$23,394	$6,378	$66,416
Company’s equity in earnings of unconsolidated entities (3)	$13,178	$972	$34,327	$1,621	$50,098

	For the year ended October 31, 2022
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$207,179	$60,902	$192,901	$37,705	$498,687
Cost of revenues	172,921	45,087	65,387	26,229	309,624
Other expenses	8,911	4,717	165,447	1,436	180,511
Total expenses	181,832	49,804	230,834	27,665	490,135
Loss on disposition of loans and REO	—	—	—	(113)	(113)
Income (loss) from operations	25,347	11,098	(37,933)	9,927	8,439
Other income (2)	23,292	804	36,805	—	60,901
Income (loss) before income taxes	48,639	11,902	(1,128)	9,927	69,340
Income tax provision (benefit)	348	508	(607)	—	249
Net income (loss)	$48,291	$11,394	$(521)	$9,927	$69,091
Company’s equity (deficit) in earnings of unconsolidated entities (3)	$20,402	$1,068	$(335)	$2,588	$23,723

	For the year ended October 31, 2021
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Revenues	$110,330	$88,534	$141,373	$21,357	$361,594
Cost of revenues	81,207	105,436	61,278	10,506	258,427
Other expenses	2,622	4,887	143,050	1,947	152,506
Total expenses	83,829	110,323	204,328	12,453	410,933
Loss on disposition of loans and REO	—	—	—	(4,109)	(4,109)
Income (loss) from operations	26,501	(21,789)	(62,955)	4,795	(53,448)
Other income (2)	8,807	317	177,777	—	186,901
Income (loss) before income taxes	35,308	(21,472)	114,822	4,795	133,453
Income tax provision (benefit)	258	(875)	(824)	—	(1,441)
Net income (loss)	$35,050	$(20,597)	$115,646	$4,795	$134,894
Company’s equity (deficit) in earnings of unconsolidated entities (3)	$18,155	$(241)	$53,792	$2,329	$74,035
(2) Other income generated by Rental Property Joint Ventures for the years ending October 31, 2023, 2022, and 2021 include gains of $106.2 million, $29.9 million, and $177.6 million related to the sale of assets by multiple Rental Property Joint Ventures.
(3)    Differences between our income (loss) from unconsolidated entities and our percentage interest in the underlying net income (loss) of the entities are primarily a result of distributions from entities in excess of the carrying amount of our investment; promote earned on the gains recognized by join ventures and those promoted cash flows being distributed; other than temporary impairments we have recognized; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; and our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired.
5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Expected recoveries from insurance carriers and others	$94,987	$41,527
Improvement cost receivable	40,992	60,812
Escrow cash held by our wholly owned captive title company	44,273	51,796
Properties held for rental apartment and commercial development	225,261	224,593
Prepaid expenses	43,763	44,307
Right-of-use asset	102,787	116,660
Derivative assets	41,612	71,929
Other	97,581	135,604
	$691,256	$747,228

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2023 and 2022, loans payable consisted of the following (amounts in thousands):

	2023	2022
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	517,378	537,043
Deferred issuance costs	(3,154)	(1,768)
	$1,164,224	$1,185,275
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On February 14, 2023, we entered into an amendment to the Term Loan Facility to extend the maturity date of $487.5 million of outstanding term loans to February 14, 2028, with $60.9 million due on November 1, 2026 and the remaining $101.6 million due on November 1, 2025. In addition, this amendment replaced the London Interbank Offered Rate (“LIBOR”)-based interest rate provisions applicable to borrowings under the Term Loan Facility with Secured Overnight Financing Rate (“SOFR”)-based interest rate provisions. At October 31, 2023, other than $101.6 million of term loans scheduled to mature on November 1, 2025 and the $60.9 million scheduled to mature on November 1, 2026, there are no payments required before the final maturity date on the Term Loan Facility. The Term Loan Facility provides an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the Term Loan Facility up to a maximum aggregate amount of $1.5 billion.
Under the Term Loan Facility, as amended, we may select interest rates equal to (i) SOFR plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2023, the interest rate on the Term Loan Facility was 6.20% per annum.
Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the New Revolving Credit Facility, as described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 0.90% as of October 31, 2023. These interest rate swaps were designated as cash flow hedges.
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
Under the New Revolving Credit Facility, up to 100% of the commitment is available for letters of credit. The New Revolving Credit Facility has an accordion feature under which we may, subject to certain conditions set forth in the agreement, increase the New Revolving Credit Facility up to a maximum aggregate amount of $3.00 billion. We may select interest rates for the New Revolving Credit Facility equal to (i) SOFR plus an applicable margin or (ii) the lenders’ base rate plus an applicable margin, which in each case is based on our credit rating and leverage ratio. At October 31, 2023, the interest rate on outstanding borrowings under the New Revolving Credit Facility would have been 6.50% per annum. We are obligated to pay an undrawn commitment fee that is based on the average daily unused amount of the Aggregate Credit Commitment and our credit ratings and leverage ratio. Any proceeds from borrowings under the New Revolving Credit Facility may be used for general corporate purposes.
Under the terms of the New Revolving Credit Facility, at October 31, 2023, our maximum leverage ratio (as defined in the credit agreement) was not permitted to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth (as defined in the credit agreement) of no less than approximately $3.98 billion. Under the terms of the New Revolving Credit Facility, at October 31, 2023, our leverage ratio was approximately 0.24 to 1.00 and our tangible net worth was approximately

$6.75 billion. Based upon the terms of the New Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.60 billion as of October 31, 2023 and our ability to pay cash dividends was limited to approximately $2.76 billion as of October 31, 2023.
At October 31, 2023, we had no outstanding borrowings under the New Revolving Credit Facility and had outstanding letters of credit of $118.9 million.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2023 and 2022, is included in the table below ($ amounts in thousands):

	2023	2022
Aggregate loans payable at October 31	$517,378	$537,043
Weighted-average interest rate	5.25%	4.14%
Interest rate range	0.38% - 9.00%	0.19% - 7.00%
Loans secured by assets:
Carrying value of loans secured by assets	$516,186	$537,043
Carrying value of assets securing loans	$1,416,034	$1,327,683
The contractual maturities of “Loans payable – other” as of October 31, 2023, ranged from one month to 29.5 years.
Senior Notes
At October 31, 2023 and 2022, senior notes consisted of the following (amounts in thousands):

	2023	2022
4.375% Senior Notes due April 15, 2023	$—	$400,000
4.875% Senior Notes due November 15, 2025	350,000	350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	400,000
Bond discounts, premiums, and deferred issuance costs - net	(3,815)	(4,729)
	$1,596,185	$1,995,271
The senior notes are the unsecured obligations of Toll Brothers Finance Corp., our 100%-owned subsidiary. The payment of principal and interest is fully and unconditionally guaranteed, jointly and severally, by us and substantially all of our 100%-owned home building subsidiaries (together with Toll Brothers Finance Corp., the “Senior Note Parties”). The senior notes rank equally in right of payment with all the Senior Note Parties’ existing and future unsecured senior indebtedness, including the New Revolving Credit Facility and the Term Loan Facility. The senior notes are subordinated to the prior claims of creditors, including trade creditors, of our subsidiaries that are not guarantors of the senior notes. Each series of senior notes is redeemable in whole or in part at any time at our option, at prices that vary based upon the then-current rates of interest and the remaining original term of the senior notes to be redeemed.
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

Mortgage Company Loan Facility
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, has a mortgage warehousing agreement (“Warehousing Agreement”) with a bank, which has been amended from time to time, to finance the origination of mortgage loans by TBMC. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. We are also subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Before the amendment in March 2023, the Warehousing Agreement was set to expire on March 31, 2023. In March 2023, the Warehousing Agreement was amended to extend the expiration date to March 30, 2024 and borrowings thereunder to bear interest at the Bloomberg Short-Term Yield Index Rate (“BSBY”) plus 1.75% per annum (with a BSBY floor of 0.50%). At October 31, 2023, the interest rate on the Warehousing Agreement was 7.15% per annum. Borrowings under this facility are included in the fiscal 2024 maturities in the table below.
At each of October 31, 2023 and 2022, there was $100.1 million and $148.9 million, respectively, outstanding under the Warehousing Agreement, which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2023 and 2022, amounts outstanding under the agreement were collateralized by $104.7 million and $187.2 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2023, there were no aggregate outstanding purchase price limitations reducing the amount available to TBMC. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank which provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. TMBC is also subject to an under usage fee based on outstanding balances, as defined in the New Warehousing Agreement. The New Warehousing Agreement is set to expire on December 3, 2024 and bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%).
General
As of October 31, 2023, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2024	$317,593
2025	$123,930
2026	$536,349
2027	$529,799
2028	$407,890

7. Accrued Expenses
Accrued expenses at October 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Land, land development and construction	$555,146	$334,975
Compensation and employee benefits	212,684	223,609
Escrow liability associated with our wholly owned captive title company	42,451	44,115
Self-insurance	230,688	251,576
Warranty	206,171	164,409
Lease liabilities	123,866	139,664
Deferred income	52,907	50,973
Interest	30,044	31,988
Commitments to unconsolidated entities	29,212	26,905
Other	65,612	77,773
	$1,548,781	$1,345,987
At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Balance, beginning of year	$164,409	$145,062	$157,351
Additions - homes closed during the year	44,949	42,423	42,316
Addition - liabilities assumed in an asset acquisition	—	150	100
Increase in accruals for homes closed in prior years - net	12,739	10,433	9,155
Increase in accruals expected to be recovered from third parties (1)	58,000	29,000	—
Reclassification from self-insurance accruals	696	—	3,618
Decrease to water intrusion accrual	—	—	(11,823)
Charges incurred	(74,622)	(62,659)	(55,655)
Balance, end of year	$206,171	$164,409	$145,062
(1)    These increases in accruals for warranty charges are expected to be recovered from our insurance carriers or suppliers, which are recorded as receivables included in “Receivables, prepaid expenses, and other assets” on our Consolidated Balance Sheets.
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). Our recorded remaining estimated repair costs, which reflects a reduction for the aggregate amount expended to resolve claims, were approximately $41.1 million at October 31, 2023 and $46.9 million at October 31, 2022. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
Our review process, conducted quarterly, includes an analysis of many factors to determine whether a claim is likely to be received and the estimated costs to resolve any such claim, including: the closing dates of the homes; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims; the expected recovery from our insurance carriers and suppliers; and the previously recorded amounts related to these claims. We also monitor legal developments relating to these types of claims and review the volume, relative merits and adjudication of claims in litigation or arbitration. Our review process includes a number of estimates that are based on assumptions with uncertain outcomes. Due to the degree of judgment required in making these estimates and the inherent uncertainty in potential outcomes, it is reasonably possible that our actual costs and recoveries could differ from those recorded. However, based on the facts and circumstances currently known, we do not believe that any such differences would be material.

8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2023, 2022, and 2021 ($ amounts in thousands):

	2023		2022		2021
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	386,898	21.0	357,782	21.0	231,066	21.0
State tax provision, net of federal benefit	90,698	4.9	75,465	4.4	50,153	4.6
Other permanent differences	(2,782)	(0.2)	4,386	0.3	8,388	0.8
Reversal of accrual for uncertain tax positions	(621)	—	(1,690)	(0.1)	(993)	(0.1)
Accrued interest on anticipated tax assessments	403	—	234	—	297	—
Increase in unrecognized tax benefits	2,209	0.1	658	—	—	—
Excess stock compensation benefit	(7,320)	(0.4)	(3,012)	(0.2)	(4,698)	(0.4)
Energy tax credits	(2,348)	(0.1)	(22,153)	(1.3)	(24,343)	(2.2)
Other	3,163	0.2	5,556	0.3	6,818	0.6
Income tax provision*	470,300	25.5	417,226	24.5	266,688	24.2
*    Due to rounding, percentages may not add
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our rate for state income taxes, before federal benefit, will be 6.2% in fiscal 2023. Our state income tax rate, before federal benefit, was 5.6% and 5.8% in fiscal 2022 and 2021, respectively
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Federal	$385,650	$343,524	$213,314
State	84,650	73,702	53,374
	$470,300	$417,226	$266,688

Current	$433,837	$513,075	$254,873
Deferred	36,463	(95,849)	11,815
	$470,300	$417,226	$266,688
The components of income taxes payable at October 31, 2023 and 2022 are set forth below (amounts in thousands):

	2023	2022
Current	$5,978	$168,548
Deferred	160,290	122,931
	$166,268	$291,479
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Balance, beginning of year	$4,922	$5,780	$6,591
Increase in benefit as a result of tax positions taken in prior years	3,633	296	624
Increase in benefit as a result of tax positions taken in current year	2,733	833	—
Decrease in benefit as a result of lapse of statute of limitations	(776)	(1,987)	(1,435)
Balance, end of year	$10,512	$4,922	$5,780

The statute of limitations has expired on our federal tax returns for fiscal years through 2019. The statute of limitations for our major state tax jurisdictions remains open for examination for fiscal year 2018 and subsequent years.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in each of the three fiscal years ended October 31, 2023, 2022, and 2021, and the amounts accrued for potential interest and penalties at October 31, 2023 and 2022 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2023	$332
2022	$296
2021	$376

Accrued at:
October 31, 2023	$1,259
October 31, 2022	$1,157
The components of net deferred tax assets and liabilities at October 31, 2023 and 2022 are set forth below (amounts in thousands):

	2023	2022
Deferred tax assets:
Accrued expenses	$48,088	$50,164
Impairment charges	25,005	37,418
Inventory valuation differences	20,690	41,154
Stock-based compensation expense	12,603	17,064
Amounts related to unrecognized tax benefits	1,385	203
State tax, net operating loss carryforwards	11,129	24,185
Other	1,709	1,691
Total assets	120,609	171,879
Deferred tax liabilities:
Capitalized interest	22,909	26,791
Deferred income	223,225	226,929
Expenses taken for tax purposes not for book	3,143	2,961
Depreciation	14,484	19,391
Deferred marketing	17,138	18,738
Total liabilities	280,899	294,810
Net deferred tax liabilities	$(160,290)	$(122,931)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2023 and 2022, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2023 and 2022, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards ranging from five years to an indefinite carryforward period.

9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2023, we had 103.8 million shares of common stock issued and outstanding, 3.1 million shares of common stock reserved for outstanding stock options and restricted stock units, 3.7 million shares of common stock reserved for future stock option and award issuances, and 252,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2023, no shares of preferred stock have been issued.
Cash Dividends
On February 21, 2017, our Board of Directors approved the initiation of quarterly cash dividends to shareholders. In March 2023, our Board of Directors approved an increase in the quarterly dividend from $0.20 to $0.21 per share, which was previously increased from $0.17 to $0.20 in March 2022. During fiscal years 2023, 2022 and 2021, we declared and paid aggregate cash dividends of $0.83, $0.77 and $0.62 per share, respectively, to our shareholders.
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. On May 17, 2022, our Board of Directors renewed its authorization to repurchase 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since March 10, 2020. The Board of Directors did not fix any expiration date for this repurchase program. On December 13, 2023, the Board of Directors renewed its authorization to repurchase 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since May 17, 2022.
The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2023, 2022, and 2021:

	2023	2022	2021
Number of shares purchased (in thousands)	7,860	11,000	7,421
Average price per share (1)	$72.00	$49.34	$50.97
Remaining authorization at October 31 (in thousands)	6,716	14,577	12,563
(1) Average price per share includes costs associated with the purchases. For the fiscal 2023 period, it also includes the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
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

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for fiscal years ended October 31, 2023, 2022, and 2021, were as follows (amounts in thousands):

	2023	2022	2021
Employee Retirement Plans
Beginning balance	$2,475	$(6,024)	$(7,198)
Gains arising during the period	736	9,573	152
Less: Tax expense	(199)	(2,424)	(316)
Net gains (losses) arising during the period	537	7,149	(164)
Losses reclassified from AOCI to net income (1)	92	1,805	1,801
Less: Tax benefit (2)	(24)	(455)	(463)
Net losses reclassified from AOCI to net income	68	1,350	1,338
Other comprehensive income, net of tax	605	8,499	1,174
Ending balance	$3,080	$2,475	$(6,024)
Derivative Instruments
Beginning balance	$35,143	$7,133	$—
Gains on derivative instruments	8,369	37,539	9,383
Less: Tax expense	(2,110)	(9,505)	(2,408)
Net gains on derivative instruments	6,259	28,034	6,975
(Gains) losses reclassified from AOCI to net income (3)	(4,784)	(32)	211
Less: Tax benefit (expense) (2)	1,212	8	(53)
Net (gains) losses reclassified from AOCI to net income	(3,572)	(24)	158
Other comprehensive income, net of tax	2,687	28,010	7,133
Ending balance	$37,830	$35,143	$7,133
Total AOCI ending balance	$40,910	$37,618	$1,109
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

10. Stock-Based Benefit Plans
We grant stock options, restricted stock, and various types of restricted stock units to our employees and our non-employee directors under our stock incentive plans. Restricted stock unit awards may be based on performance conditions, market conditions or service over a requisite time period (time-based). On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to equity awards granted after its adoption, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan out of which new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options (solely to employees) and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provides for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. Stock options and restricted stock units granted under the Omnibus Plan generally vest over a four-year period for employees and a two-year period for non-employee directors. Shares issued upon the exercise of a stock option or settlement of restricted stock units are either from shares held in treasury or newly issued shares. At October 31, 2023, 2022, and 2021, we had 3.7 million; 5.0 million; and 5.7 million shares, respectively, available for grant under the plans.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal year 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Total stock-based compensation expense recognized	$24,805	$21,095	$23,187
Income tax benefit recognized	$6,291	$5,312	$5,910
At October 31, 2023, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $23.2 million and the weighted-average period over which we expect to recognize such compensation costs was approximately 2.5 years.
Performance-Based Restricted Stock Units:
In fiscal 2023, 2022, and 2021, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs is based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from 0% to 150% of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance vest pro-rata over a four-year period (provided the recipients continue to be employed by us as specified in the award document) or cliff-vest at the end of a three-year performance period.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of our common stock to be issued multiplied by the closing price of our common stock on the New York Stock Exchange (“NYSE”) on the date the Performance-Based RSUs were approved by the Executive Compensation Committee (“Valuation Date”), adjusted for post-vesting restrictions applicable to retirement eligible participants. Compensation expense related to these grants is based on the Company’s performance against the related performance criteria, the elapsed portion of the performance period and the grant date fair value of the award. To estimate the fair value of the award, we evaluate the performance goals quarterly and estimate the number of shares underlying the Performance-Based RSUs that are probable of being issued.

A summary of the status of our nonvested Performance-Based RSUs as of October 31, 2023, and changes during the year ended October 31, 2023, is presented below:

	Number of shares (in thousands)	Weighted-average grant date fair value
Nonvested at November 1, 2022	280	$39.79
Granted	126	$39.44
Vested	(153)	$36.53
Nonvested at October 31, 2023	253	$41.60

The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2023, 2022, and 2021:

	2023	2022	2021
Estimated number of shares underlying Performance-Based RSUs to be issued	126,068	71,576	128,894
Aggregate number of Performance-Based RSUs outstanding at October 31	442,961	507,604	539,592
Weighted-average fair value per share of Performance-Based RSUs issued	$34.70	$45.41	$29.87
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$7,244	$6,156	$5,030
Performance-Based RSUs expense recognized (in thousands)	$5,838	$4,346	$5,989
Fair market value of Performance-Based RSUs vested (in thousands)	$5,595	$4,514	$5,084
Shares earned with respect to Performance-Based RSUs granted in December 2016, 2017, and 2018 were delivered in fiscal 2021, 2022, and 2023, respectively.
Time-Based Restricted Stock Units:
We issue time-based restricted stock units (“Time-Based RSUs”) to various officers, employees, and non-employee directors on an annual basis. These Time-Based RSUs generally vest in annual installments over a two-year (for non-employee directors) or four-year (for employees) period and are generally settled at the end of such period. The value of the Time-Based RSUs are determined to be equal to the number of shares of our common stock underlying the Time-Based RSUs multiplied by the closing price of our common stock on the NYSE on the date the Time-Based RSUs are awarded, adjusted for post-vesting restrictions applicable to retirement eligible participants. The fair value of Time-Based RSUs is expensed evenly over the shorter of the vesting period or the period between the grant date and the time the award becomes nonforfeitable to the participant.

A summary of our Time-Based RSUs nonvested shares as of October 31, 2023, and changes during the year ended October 31, 2023, is presented below:

	Number of shares (in thousands)	Weighted-average grant date fair value
Nonvested at November 1, 2022	842	$47.18
Granted	549	$51.65
Vested	(336)	$43.44
Forfeited	(40)	$52.28
Nonvested at October 31, 2023	1,015	$50.64

The following table provides additional information on the Time-Based RSUs for fiscal 2023, 2022, and 2021:

	2023	2022	2021
Time-Based RSUs issued:
Number of Time-Based RSUs issued	324,399	276,421	386,017
Weighted-average fair value per share of Time-Based RSUs issued	$34.26	$45.55	$33.21
Aggregate fair value of Time-Based RSUs issued (in thousands)	$11,114	$12,591	$12,820
Time-Based RSUs expense recognized (in thousands):	$18,340	$15,738	$14,531
Fair market value of Time-Based RSUs vested (in thousands):	$14,592	$13,925	$14,029

	2023	2022	2021
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,500,097	1,315,303	1,312,710
Cumulative unamortized value of Time-Based RSUs (in thousands)	$22,836	$14,902	$12,919
11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2023, 2022, and 2021, is as follows (amounts in thousands):

	2023	2022	2021
Numerator:
Net income as reported	$1,372,071	$1,286,500	$833,627

Denominator:
Basic weighted-average shares	110,020	116,771	124,100
Common stock equivalents (1)	988	1,204	1,707
Diluted weighted-average shares	111,008	117,975	125,807
Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	200	410	166
Shares issued under stock incentive and employee stock purchase plans	2,026	507	1,011
(1)Common stock equivalents represent the dilutive effect of outstanding in-the-money stock options using the treasury stock method and shares expected to be issued under our restricted stock units programs.
(2)Weighted-average number of antidilutive options and restricted stock units are based upon the average of the average quarterly closing prices of our common stock on the NYSE for the year.
12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2023 and 2022, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2023	October 31, 2022
Residential Mortgage Loans Held for Sale	Level 2	$110,555	$185,150
Forward Loan Commitments – Residential Mortgage Loans Held for Sale	Level 2	$2,234	$9,184
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(4,135)	$(17,734)
Forward Loan Commitments – IRLCs	Level 2	$4,135	$17,734
Interest Rate Swap Contracts	Level 2	$35,243	$45,010
At October 31, 2023 and 2022, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.

The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of October 31, 2023 and 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
2023	$114,835	$110,555	$(4,280)
2022	$193,746	$185,150	$(8,596)
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
Inventory
We recognize inventory impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. See Note 1, “Significant Accounting Policies - Inventory,” for additional information regarding our methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. Impairments of inventory were insignificant in each of the three fiscal years ended October 31, 2023, 2022, and 2021 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of these impaired communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt at October 31, 2023 and 2022 (amounts in thousands):

		2023		2022
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,167,378	$1,150,704	$1,187,043	$1,180,893
Senior notes (2)	Level 1	1,600,000	1,481,220	2,000,000	1,822,255
Mortgage company loan facility (3)	Level 2	100,058	100,058	148,863	148,863
		$2,867,436	$2,731,982	$3,335,906	$3,152,011
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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $17.1 million, $17.1 million, and $15.5 million for the fiscal years ended October 31, 2023, 2022, and 2021, respectively, which is included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $35.6 million and $35.7 million at October 31, 2023 and 2022, respectively, for our obligations under the plan.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 5.83%, 5.26%, and 2.27% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2023, 2022, and 2021, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2023, 2022 and 2021.

Information related to our retirement plans for each of the fiscal years ended October 31, 2023, 2022, and 2021, is as follows (amounts in thousands):

	2023	2022	2021
Plan costs:
Service cost	$137	$261	$452
Interest cost	1,869	1,055	926
Amortization of prior service cost	1,407	1,806	1,723
Amortization of unrecognized losses	(1,316)	—	77
	$2,097	$3,122	$3,178
Projected benefit obligation:
Beginning of year	$36,904	$47,705	$48,374
Plan amendments adopted during year	1,171	—	755
Service cost	137	261	452
Interest cost	1,869	1,055	926
Benefit payments	(2,748)	(2,544)	(1,894)
Change in unrecognized (gain) loss	(1,957)	(9,573)	(908)
Projected benefit obligation, end of year	$35,376	$36,904	$47,705
Unamortized prior service cost:
Beginning of year	$3,678	$5,484	$6,452
Plan amendments adopted during year	1,171	—	755
Amortization of prior service cost	(1,407)	(1,806)	(1,723)
Unamortized prior service cost, end of year	$3,442	$3,678	$5,484
Accumulated unrecognized gain (loss), October 31	$7,926	$7,285	$(2,288)
Accumulated benefit obligation, October 31	$35,376	$36,904	$47,705
Accrued benefit obligation, October 31	$35,376	$36,904	$47,705
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2033 in the aggregate (in thousands):

Year ending October 31,	Amount
2024	$2,818
2025	$3,142
2026	$3,533
2027	$3,610
2028	$3,613
November 1, 2028 – October 31, 2033	$16,827

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
Information regarding our land purchase contracts at October 31, 2023 and 2022, is provided in the table below (amounts in thousands):

	2023	2022
Aggregate purchase price:
Unrelated parties	$4,191,160	$4,279,660
Unconsolidated entities that the Company has investments in	31,477	42,057
Total	$4,222,637	$4,321,717
Deposits against aggregate purchase price	$449,925	$463,452
Additional cash required to acquire land	3,772,712	3,858,265
Total	$4,222,637	$4,321,717
Amount of additional cash required to acquire land included in accrued expenses	$254,030	$34,994

In addition, we expect to purchase approximately 8,200 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2023, we also had similar purchase contracts to acquire land for apartment developments of approximately $256.5 million, of which we had outstanding deposits in the amount of $12.9 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2023, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2023, we had outstanding surety bonds amounting to $871.6 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $355.6 million of work remains on these improvements. We have an additional $323.3 million of surety bonds outstanding that guarantee other obligations. We do not believe it is probable that any outstanding bonds will be drawn upon.
At October 31, 2023, we had outstanding letters of credit of $118.9 million under our New Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.

At October 31, 2023, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At October 31, 2023, we had agreements of sale outstanding to deliver 6,578 homes with an aggregate sales value of $6.95 billion.
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
Information regarding our mortgage commitments at October 31, 2023 and 2022, is provided in the table below (amounts in thousands):

	2023	2022
Aggregate mortgage loan commitments:
IRLCs	$354,716	$669,631
Non-IRLCs	1,818,486	2,429,063
Total	$2,173,202	$3,098,694
Investor commitments to purchase:
IRLCs	$354,716	$669,631
Mortgage loans receivable	104,703	186,666
Total	$459,419	$856,297
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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheets. We elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For such leases, we do not recognize ROU assets or lease liabilities and instead recognize lease payments in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis. At October 31, 2023, ROU assets and lease liabilities were $102.8 million and $123.9 million, respectively. At October 31, 2022, ROU assets and lease liabilities were $116.7 million and $139.7 million, respectively. Payments on lease liabilities totaled $20.2 million, $17.7 million, and $19.4 million for the years ending October 31, 2023, 2022, and 2021, respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the fiscal years ending October 31, 2023, 2022, and 2021, our total lease expense was $27.1 million, $25.6 million, and $22.2 million, respectively, inclusive of variable lease costs of approximately $4.2 million, $3.3 million, and $3.1 million, respectively. Short-term lease costs and sublease income was de minimis.
Information regarding our remaining lease payments as of October 31, 2023 is provided in the table below (amounts in thousands):

Year ended October 31,
2024	$23,000
2025	20,600
2026	18,600
2027	15,300
2028	12,700
Thereafter	139,700
Total lease payments (1)	$229,900
Less: Interest (2)	106,000
Present value of lease liabilities	$123,900
(1)    Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)    Our leases do not provide a readily determinable implicit rate. Therefore, we estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 7.2 years and 5.8%, respectively, at October 31, 2023 and 7.8 years and 4.8%, respectively, at October 31, 2022.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 94.4 years and 4.5%, respectively, at October 31, 2023 and 93.5 years and 4.5%, respectively, at October 31, 2022.
15. Other Income – Net
The table below provides the components of “Other income – net” for the years ended October 31, 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Interest income	$35,133	$6,180	$4,320
Income from ancillary businesses	2,846	24,668	36,711
Management fee income earned by home building operations	4,462	7,968	1,646
Gain on litigation settlements – net	27,683	141,234	—
Other	(2,606)	(8,673)	(2,063)
Total other income – net	$67,518	$171,377	$40,614
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

Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, city living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Revenues	$140,272	$135,510	$139,640
Expenses	$137,426	$110,842	$102,929
In fiscal 2022, our smart home technology business recognized a $9.0 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above.
In fiscal 2023 and fiscal 2022, we recognized $8.4 million and $0.3 million of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively.
In fiscal 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $34.7 million. In fiscal 2022 and 2021, income from ancillary businesses included management fees earned on our apartment rental development and Gibraltar unconsolidated entities and operations totaling $25.9 million and $22.7 million, respectively. Prior to fiscal 2023, management fees earned on our high-rise luxury condominium unconsolidated entities were included in “Management fees earned by home building operations” above.
16. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2023, 2022, and 2021 (amounts in thousands).

	Revenue			Income (loss) before income taxes
	2023	2022	2021	2023	2022	2021
North	$1,494,127	$1,853,720	$2,011,896	$197,414	$280,829	$313,694
Mid-Atlantic	1,175,348	1,148,966	1,076,900	243,464	189,485	128,494
South	2,204,763	1,519,600	1,183,272	416,711	249,665	153,799
Mountain	2,660,746	2,747,783	2,003,045	517,080	509,512	276,360
Pacific	2,329,365	2,441,959	2,156,114	610,126	572,844	382,855
Total home building	9,864,349	9,712,028	8,431,227	1,984,795	1,802,335	1,255,202
Corporate and other (1)	1,677	(858)	519	(142,424)	(98,609)	(154,887)
	9,866,026	9,711,170	8,431,746	1,842,371	1,703,726	1,100,315
Land sales and other revenue	128,911	564,388	358,615
Total consolidated	$9,994,937	$10,275,558	$8,790,361	$1,842,371	$1,703,726	$1,100,315
(1) Included in our fourth quarter of fiscal 2022 is a $141.2 million net gain related to a favorable litigation settlement as further discussed in Note 15, “Other Income - Net”.
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations; and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.

Total assets for each of our segments at October 31, 2023 and 2022, are shown in the table below (amounts in thousands):

	2023	2022
North	$1,281,479	$1,464,995
Mid-Atlantic	1,323,381	1,049,043
South	2,399,055	2,137,568
Mountain	2,666,874	2,785,603
Pacific	2,175,776	2,174,065
Total home building	9,846,565	9,611,274
Corporate and other	2,680,453	2,677,440
Total consolidated	$12,527,018	$12,288,714
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, our Gibraltar investments and operations, manufacturing facilities, our apartment rental development and high-rise urban luxury condominium businesses, and our mortgage and title subsidiaries.
Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2023
North	$32,762	$31,253	$1,031,625	$1,095,640
Mid-Atlantic	34,175	135,042	1,089,270	1,258,487
South	40,335	198,467	1,908,468	2,147,270
Mountain	12,443	129,326	2,426,113	2,567,882
Pacific	53,460	169,325	1,765,514	1,988,299
Total consolidated	$173,175	$663,413	$8,220,990	$9,057,578

Balances at October 31, 2022
North	$25,876	$125,762	$1,142,060	$1,293,698
Mid-Atlantic	50,425	245,208	700,844	996,477
South	67,173	190,081	1,570,059	1,827,313
Mountain	15,890	119,315	2,523,027	2,658,232
Pacific	81,387	128,485	1,747,734	1,957,606
Total consolidated	$240,751	$808,851	$7,683,724	$8,733,326
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2023, 2022, and 2021, are shown in the table below (amounts in thousands):

	2023	2022	2021
North	$677	$11,860	$12,194
Mid-Atlantic	15,898	3,369	12,022
South	1,766	3,391	662
Mountain	5,662	4,091	379
Pacific	6,703	10,030	1,278
Total consolidated	$30,706	$32,741	$26,535
In the year ended October 31, 2023, we recognized $30.6 million of land impairment charges included in land sales and other cost of revenues, of which $15.6 million, $10.3 million, $2.2 million, and $2.5 million were in our North, Mid-Atlantic, Pacific and Corporate and other segments, respectively. In the year ended October 31, 2022 we recognized $6.8 million of land impairment charges included in land sales and other cost of revenues in our North segment.
The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2023	2022	2023	2022	2021
North	$65,285	$49,385	$972	$1,068	$(641)
Mid-Atlantic	19,807	26,171	283	(405)	5,953
South	169,004	174,901	13,520	20,065	12,619
Mountain	61,363	53,046	(211)	494	—
Pacific	100,980	89,196	(414)	248	(17)
Total home building	416,439	392,699	14,150	21,470	17,914
Corporate and other	542,602	459,615	35,948	2,253	56,121
Total consolidated	$959,041	$852,314	$50,098	$23,723	$74,035
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and the Gibraltar Joint Ventures.
17. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2023, 2022 and 2021 (amounts in thousands):

	2023	2022	2021
Cash flow information:
Income tax paid - net	$584,695	$350,650	$229,742
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$359,042	$273,893	$174,726
Reclassification from inventory to property, construction, and office equipment - net	$1,170	$—	$39,309
Transfer of inventory to investment in unconsolidated entities	$1,000	$46,019	$50,841
Transfer of other assets to investment in unconsolidated entities, net	$47,780	$100,123	$94,332
Transfer of other assets to property, construction, and office equipment - net	$47,280	$16,168	$—
Unrealized (loss) gain on derivatives	$(9,767)	$34,680	$10,330

	At October 31,
	2023	2022	2021
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,300,068	$1,346,754	$1,638,494
Restricted cash included in receivables, prepaid expenses, and other assets	$44,273	$51,796	$45,918
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,344,341	$1,398,550	$1,684,412

18. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2023:
Revenue:
Home sales	$2,951,904	$2,674,602	$2,490,098	$1,749,422
Land sales and other	$68,243	$13,040	$16,881	$30,747
Gross profit (loss):
Home sales	$810,375	$742,653	$657,220	$448,499
Land sales and other	$(10,351)	$1,462	$(3,969)	$(11,688)
Income before income taxes	$604,966	$553,017	$430,592	$253,796
Net income	$445,536	$414,789	$320,216	$191,530
Earnings per share (2)
Basic	$4.15	$3.77	$2.88	$1.72
Diluted	$4.11	$3.73	$2.85	$1.70
Weighted-average number of shares
Basic	107,465	110,003	111,214	111,397
Diluted	108,388	111,123	112,184	112,336

Fiscal 2022:
Revenue:
Home sales	$3,580,952	$2,256,337	$2,186,529	$1,687,352
Land sales and other	$131,182	$238,465	$91,012	$103,729
Gross profit (loss):
Home sales	$963,038	$585,634	$527,264	$397,825
Land sales and other	$1,571	$8,904	$(1,969)	$4,112
Income before income taxes (1)	$841,144	$365,951	$295,815	$200,816
Net income (1)	$640,536	$273,467	$220,593	$151,904
Earnings per share (2)
Basic	$5.67	$2.37	$1.87	$1.26
Diluted	$5.63	$2.35	$1.85	$1.24
Weighted-average number of shares
Basic	112,914	115,334	117,839	120,996
Diluted	113,793	116,326	118,925	122,858
(1) Included in our fourth quarter of fiscal 2022 is a $141.2 million net gain related to a favorable litigation settlement as further discussed in Note 15, “Other Income - Net”.
(2) Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.