Form 10-Q
period 2024-01-31
Toll Brothers, Inc.
filed 2024-03-01
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2024
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
At February 28, 2024, there were approximately 104,170,000 shares of Common Stock, par value $0.01 per share, outstanding.

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
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. These statements may include guidance regarding our future performance, such as our anticipated annual revenue, home deliveries, and margins, that represents management’s estimates as of the date of publication. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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
Forward-looking statements. including any guidance, speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2024	October 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$754,793	$1,300,068
Inventory	9,581,482	9,057,578
Property, construction, and office equipment – net	321,668	323,990
Receivables, prepaid expenses, and other assets (1)	702,030	691,256
Mortgage loans held for sale – at fair value	73,270	110,555
Customer deposits held in escrow	92,901	84,530
Investments in unconsolidated entities (1)	995,811	959,041
	$12,521,955	$12,527,018
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,064,149	$1,164,224
Senior notes	1,596,414	1,596,185
Mortgage company loan facility	63,194	100,058
Customer deposits	534,367	540,718
Accounts payable	610,459	597,582
Accrued expenses	1,463,546	1,548,781
Income taxes payable	154,181	166,268
Total liabilities	5,486,310	5,713,816
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at January 31, 2024 and October 31, 2023	1,129	1,129
Additional paid-in capital	685,941	698,548
Retained earnings	6,892,821	6,675,719
Treasury stock, at cost — 8,627 and 9,146 shares at January 31, 2024 and October 31, 2023, respectively	(597,632)	(619,150)
Accumulated other comprehensive income ("AOCI")	37,012	40,910
Total stockholders’ equity	7,019,271	6,797,156
Noncontrolling interest	16,374	16,046
Total equity	7,035,645	6,813,202
	$12,521,955	$12,527,018
(1)    As of January 31, 2024 and October 31, 2023, Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities include $93.0 million and $89.6 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2024	2023
Revenues:
Home sales	$1,931,836	$1,749,422
Land sales and other	16,012	30,747
	1,947,848	1,780,169

Cost of revenues:
Home sales	1,399,226	1,300,923
Land sales and other	10,161	42,435
	1,409,387	1,343,358
Selling, general and administrative	230,046	211,497
Income from operations	308,415	225,314
Other:
Loss from unconsolidated entities	(9,172)	(4,433)
Other income – net	11,918	32,915
Income before income taxes	311,161	253,796
Income tax provision	71,603	62,266
Net income	$239,558	$191,530

Other comprehensive loss – net of tax	(3,898)	(3,464)
Total comprehensive income	$235,660	$188,066

Per share:
Basic earnings	$2.28	$1.72
Diluted earnings	$2.25	$1.70

Weighted-average number of shares:
Basic	105,122	111,397
Diluted	106,265	112,336

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2024 and 2023:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2023	$1,129	$698,548	$6,675,719	$(619,150)	$40,910	$16,046	$6,813,202
Net income			239,558				239,558
Purchase of treasury stock				(56)			(56)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(30,857)		21,574			(9,283)
Stock-based compensation		18,250					18,250
Dividends declared			(22,456)				(22,456)
Other comprehensive loss					(3,898)		(3,898)
Loss attributable to non-controlling interest						(202)	(202)
Capital contributions – net						530	530
Balance, January 31, 2024	$1,129	$685,941	$6,892,821	$(597,632)	$37,012	$16,374	$7,035,645

Balance, October 31, 2022	$1,279	$716,786	$6,166,732	$(916,327)	$37,618	$15,752	$6,021,840
Net income			191,530				191,530
Purchase of treasury stock				(9,357)			(9,357)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(35,055)		59,909			24,854
Stock-based compensation		14,384					14,384
Dividends declared			(22,688)				(22,688)
Other comprehensive loss					(3,464)		(3,464)
Loss attributable to non-controlling interest						(105)	(105)
Balance, January 31, 2023	$1,279	$696,115	$6,335,574	$(865,775)	$34,154	$15,647	$6,216,994

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2024	2023
Cash flow used in operating activities:
Net income	$239,558	$191,530
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,143	15,482
Stock-based compensation	18,250	14,384
Loss from unconsolidated entities	9,172	4,433
Distributions of earnings from unconsolidated entities	2,737	1,460
Deferred tax provision	1,895	3,307
Impairment charges and write-offs	1,471	21,004
Other	(751)	1,462
Changes in operating assets and liabilities:
Inventory	(499,047)	(353,284)
Origination of mortgage loans	(364,600)	(290,474)
Sale of mortgage loans	405,112	399,744
Receivables, prepaid expenses, and other assets	(21,587)	25,875
Current income taxes – net	(12,655)	(164,463)
Customer deposits – net	(14,722)	(11,975)
Accounts payable and accrued expenses	(87,958)	(216,249)
Net cash used in operating activities	(306,982)	(357,764)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(13,581)	(19,738)
Investments in unconsolidated entities	(58,925)	(74,550)
Return of investments in unconsolidated entities	13,142	15,866
Proceeds from the sale of assets	—	9,041
Net cash used in investing activities	(59,364)	(69,381)
Cash flow used in financing activities:
Proceeds from loans payable	744,565	703,990
Principal payments of loans payable	(890,178)	(829,134)
(Payments) proceeds related to stock-based benefit plans – net	(9,279)	24,857
Purchase of treasury stock	(56)	(9,357)
Dividends paid	(23,264)	(22,878)
Receipts related to noncontrolling interest – net	167	—
Net cash used in financing activities	(178,045)	(132,522)
Net decrease in cash, cash equivalents, and restricted cash	(544,391)	(559,667)
Cash, cash equivalents, and restricted cash, beginning of period	1,344,341	1,398,550
Cash, cash equivalents, and restricted cash, end of period	$799,950	$838,883

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2023 balance sheet amounts and disclosures have been derived from our October 31, 2023 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (“2023 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of January 31, 2024; the results of our operations and changes in equity for the three-month periods ended January 31, 2024 and 2023; and our cash flows for the three-month periods ended January 31, 2024 and 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2024, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $534.4 million and $540.7 million at January 31, 2024 and October 31, 2023, respectively. Of the outstanding customer deposits held as of October 31, 2023, we recognized $137.2 million in home sales revenues during the three months ended January 31, 2024. Of the outstanding customer deposits held as of October 31, 2022, we recognized $122.9 million in home sales revenues during the three months ended January 31, 2023.
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk lot sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our high-rise urban luxury condominium projects. In general, our performance obligation for each of these land sales is fulfilled upon the delivery of the land, which generally coincides with the receipt of cash consideration from the counterparty. For land sale transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
In February 2024, we sold a parcel of land to a commercial developer for net cash proceeds of $180.7 million which is expected to result in a pre-tax gain of approximately $175.0 million during the three months ended April 30, 2024.

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be effective for our fiscal year ending October 31, 2025 and for interim periods starting in our first quarter of fiscal 2026. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. We are currently reviewing the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for our fiscal year ending October 31, 2026 and may be applied either retrospectively or prospectively. We are currently evaluating ASU 2023-09 and do not expect it to have a material effect on our consolidated financial statements and disclosures.

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2024 presentation.
2. Inventory
Major components of inventory at January 31, 2024 and October 31, 2023 were (amounts in thousands):

	January 31, 2024	October 31, 2023
Land deposits and costs of future development	$533,512	$549,035
Land and land development costs	2,671,521	2,631,147
Land and land development costs associated with homes under construction	3,182,663	2,916,334
Total land and land development costs	6,387,696	6,096,516

Homes under construction	2,722,430	2,515,484
Model homes (1)	471,356	445,578
	$9,581,482	$9,057,578
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at January 31, 2024 and October 31, 2023 (amounts in thousands):

	January 31, 2024	October 31, 2023
Land controlled for future communities	$167,697	$173,175
Land owned for future communities	561,866	663,413
Operating communities	8,851,919	8,220,990
	$9,581,482	$9,057,578
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, and which are included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2024	2023
Land controlled for future communities	$1,471	$2,604
Operating communities	—	5,400
	$1,471	$8,004
We have also recognized $13.0 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month period ended January 31, 2023. No similar amounts were recognized in the three-month period ended January 31, 2024.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2024, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2024, we determined that 263 land purchase contracts, with an aggregate purchase price of $4.17 billion, on which we had made aggregate deposits totaling $423.3 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2023, we determined that 251 land purchase contracts, with an aggregate purchase price of $3.79 billion, on which we had made aggregate deposits totaling $421.4 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. However, at January 31, 2024 and October 31, 2023, certain contracts were accrued as we concluded we were economically compelled to purchase the land.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2024	2023
Interest capitalized, beginning of period	$190,550	$209,468
Interest incurred	33,960	36,854
Interest expensed to home sales cost of revenues	(23,579)	(25,080)
Interest expensed to land sales and other cost of revenues	(294)	(3,477)
Interest capitalized on investments in unconsolidated entities	(2,489)	(2,463)
Previously capitalized interest transferred to investments in unconsolidated entities	—	(244)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	142	139
Interest capitalized, end of period	$198,290	$215,197

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

The table below provides information as of January 31, 2024, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	16	2	43	3	64
Investment in unconsolidated entities (1)	$362,881	$63,448	$558,132	$11,350	$995,811
Number of unconsolidated entities with funding commitments by the Company	7	—	22	1	30
Company’s remaining funding commitment to unconsolidated entities (2)	$170,925	$—	$159,911	$9,404	$340,240
(1)    Our total investment includes $139.9 million related to 11 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $373.8 million as of January 31, 2024, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $131.6 million related to our unconsolidated joint venture-related variable interests in VIEs.
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
(1)    Our total investment includes $121.6 million related to 11 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $329.3 million as of October 31, 2023, inclusive of our investment in joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $105.4 million related to our unconsolidated joint venture-related variable interests in VIEs.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	2	41	54
Aggregate loan commitments	$590,236	$219,650	$3,731,195	$4,541,081
Amounts borrowed under loan commitments	$403,803	$162,760	$2,357,652	$2,924,215
The table below provides information at October 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	12	2	42	56
Aggregate loan commitments	$610,758	$219,650	$3,731,847	$4,562,255
Amounts borrowed under loan commitments	$445,506	$135,723	$2,152,872	$2,734,101
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.

New Joint Ventures

There were no new joint ventures entered into during the three-months ended January 31, 2024. The table below provides information on joint ventures entered into during the three-months ended January 31, 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	1
Investment balance at January 31, 2023	$8,676	$3,215
Results of Operations and Intra-entity Transactions
In our first quarter of fiscal 2024 and 2023, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $26.9 million and $16.7 million, respectively. Our share of income from the lots we acquired was insignificant in each period. We sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, totaling $8.2 million in our first quarter of fiscal 2023. This amount is included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and was sold at our cost basis. There were no similar land sales to unconsolidated entities in our first quarter of fiscal 2024.
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
We believe that, as of January 31, 2024, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	January 31, 2024	October 31, 2023
Loan commitments in the aggregate	$3,341,700	$3,341,700
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$688,000	$688,000
Debt obligations borrowed in the aggregate	$1,871,600	$1,643,600
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$571,700	$544,100
Estimated fair value of guarantees provided by us related to debt and other obligations	$19,500	$19,500
Terms of guarantees	2 months - 3.8 years	1 month - 4.0 years
(1)    At January 31, 2024 and October 31, 2023, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $102.3 million related to our unconsolidated Joint Venture VIEs.
.

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

The table below provides information as of January 31, 2024 and October 31, 2023, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	January 31, 2024	October 31, 2023
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$93,000	$89,600
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$10,300	$10,200
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

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	January 31, 2024	October 31, 2023
Cash and cash equivalents	$158,875	$161,274
Inventory	1,430,178	1,425,145
Loans receivable – net	16,567	17,024
Rental properties	2,234,035	1,907,604
Rental properties under development	1,714,685	1,804,664
Other assets	422,036	385,197
Total assets	$5,976,376	$5,700,908
Debt – net of deferred financing costs	$2,903,724	$2,711,986
Other liabilities	511,857	498,866
Partners’ equity	2,560,795	2,490,056
Total liabilities and equity	$5,976,376	$5,700,908
Company’s net investment in unconsolidated entities (1)	$995,811	$959,041
(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $57.7 million and $40.9 million as of January 31, 2024 and October 31, 2023, respectively, and these differences are primarily a result of interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; other than temporary impairments we have recognized; and gains recognized from the sale of our ownership interests.
Condensed Combined Statements of Operations:

	Three months ended January 31,
	2024	2023
Revenues	$157,195	$109,270
Cost of revenues	85,282	59,353
Other expenses	67,323	63,074
Total expenses	152,605	122,427
Income (loss) from operations	4,590	(13,157)
Other loss	(1,961)	(1,356)
Income (loss) before income taxes	2,629	(14,513)
Income tax benefit	(280)	(18)
Net income (loss)	2,909	(14,495)
Company’s loss from unconsolidated entities (2)	$(9,172)	$(4,433)
(2)    Differences between our loss from unconsolidated entities and our percentage interest in the underlying net income (loss) of the entities are generally a result of distributions from entities in excess of the carrying amount of our investment; promote earned on the gains recognized by joint ventures and those promoted cash flows being distributed; other than temporary impairments we have recognized; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired; and amortization of other basis differences.

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2024 and October 31, 2023, consisted of the following (amounts in thousands):

	January 31, 2024	October 31, 2023
Expected recoveries from insurance carriers and others	$96,504	$94,987
Improvement cost receivable	42,492	40,992
Escrow cash held by our wholly owned captive title company	43,507	44,273
Properties held for rental apartment and commercial development	241,226	225,261
Prepaid expenses	37,561	43,763
Right-of-use asset	102,868	102,787
Derivative assets	27,061	41,612
Other	110,811	97,581
	$702,030	$691,256

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2024 and October 31, 2023, loans payable consisted of the following (amounts in thousands):

	January 31, 2024	October 31, 2023
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	417,038	517,378
Deferred issuance costs	(2,889)	(3,154)
	$1,064,149	$1,164,224
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks of which $487.5 million matures February 14, 2028, $60.9 million matures on November 1, 2026 and the remaining $101.6 million matures on November 1, 2025. There are no payments required before these stated maturity dates. At January 31, 2024, the interest rate on the Term Loan Facility was 6.21% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread at January 31, 2024 was 0.90%. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
At January 31, 2024, we had a $1.905 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that is scheduled to mature on February 14, 2028. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, at January 31, 2024, our maximum leverage ratio, as defined, was not permitted to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth, as defined, of no less than approximately $4.07 billion. Under the terms of the Revolving Credit Facility, at January 31, 2024, our leverage ratio was approximately 0.32 to 1.00, and our tangible net worth was approximately $6.97 billion. Based upon the terms of the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.85 billion as of January 31, 2024. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $2.89 billion as of January 31, 2024.

At January 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $146.1 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At January 31, 2024, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 6.51% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2024, the weighted-average interest rate on “Loans payable – other” was 5.38% per annum.
Senior Notes
At January 31, 2024, we had four issues of senior notes outstanding with an aggregate principal amount of $1.60 billion.
Mortgage Company Loan Facilities
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, had a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank, which was amended from time to time, to finance the origination of mortgage loans by TBMC. The Warehousing Agreement was accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provided for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provided for an accordion feature under which TBMC could request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. Borrowings under the Warehousing Agreement bore interest at BSBY plus 1.75% per annum (with a BSBY floor of 0.50%). The Warehousing Agreement was terminated in January 2024.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank which provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The New Warehousing Agreement was accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TMBC is also subject to an under usage fee based on outstanding balances, as defined in the New Warehousing Agreement. The New Warehousing Agreement is set to expire on December 3, 2024 and bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At January 31, 2024, the interest rate on the New Warehousing Agreement was 7.10% per annum.

6. Accrued Expenses
Accrued expenses at January 31, 2024 and October 31, 2023 consisted of the following (amounts in thousands):

	January 31, 2024	October 31, 2023
Land, land development, and construction	$529,185	$555,146
Compensation and employee benefits	159,617	212,684
Escrow liability associated with our wholly owned captive title company	41,905	42,451
Self-insurance	231,574	230,688
Warranty	202,920	206,171
Lease liabilities	123,414	123,866
Deferred income	54,776	52,907
Interest	31,302	30,044
Commitments to unconsolidated entities	32,099	29,212
Other	56,754	65,612
	$1,463,546	$1,548,781
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2024	2023
Balance, beginning of period	$206,171	$164,409
Additions – homes closed during the period	5,822	7,186
Change in accruals for homes closed in prior years – net	2,801	2,096
Charges incurred	(11,874)	(16,796)
Balance, end of period	$202,920	$156,895
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). Our recorded estimated repair costs to resolve these claims were approximately $40.7 million at January 31, 2024 and $41.1 million at October 31, 2023. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
7. Income Taxes
We recorded income tax provisions of $71.6 million and $62.3 million for the three months ended January 31, 2024 and 2023, respectively. The effective tax rate was 23.0% for the three months ended January 31, 2024, compared to 24.5% for the three months ended January 31, 2023. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2024 will be approximately 5.8%. Our state income tax rate for the full fiscal year 2023 was 6.2%.
At January 31, 2024, we had $11.1 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
8. Stock-Based Benefit Plans
We grant various types of restricted stock units to our employees and our non-employee directors. We also granted stock options to certain of our employees and non-employee directors through fiscal year 2023. Additionally, we have an employee stock purchase plan that allows employees to purchase our stock at a discount. Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2024	2023
Total stock-based compensation expense recognized	$18,250	$14,384
Income tax benefit recognized	$4,210	$3,638
At January 31, 2024 and October 31, 2023, the aggregate unamortized value of unvested stock-based compensation awards was approximately $33.5 million and $23.2 million, respectively.
9. Stockholders’ Equity
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions. On December 13, 2023, our Board of Directors renewed its authorization to repurchase 20 million shares of our common stock. Shares may be repurchased for general corporate purposes, including to obtain shares for the Company’s equity awards and other employee benefit plans. This authorization terminated, effective December 13, 2023, the existing authorization that had been in effect since May 17, 2022. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2024	2023
Number of shares purchased (in thousands)	1	187
Average price per share (1)	$88.70	$49.95
Remaining authorization at January 31 (in thousands)	20,000	14,389
(1) Average price per share includes costs associated with the purchases, including the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, as applicable.
Cash Dividends
During the three months ended January 31, 2024 and 2023, we declared and paid cash dividends of $0.21 and $0.20 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2024	2023
Employee Retirement Plans
Beginning balance	$3,080	$2,475
(Gains) losses reclassified from AOCI to net income (1)	(113)	23
Less: Tax expense (benefit) (2)	29	(6)
Net (gains) losses reclassified from AOCI to net income	(84)	17
Other comprehensive (loss) income – net of tax	(84)	17
Ending balance	$2,996	$2,492
Derivative Instruments
Beginning balance	$37,830	$35,143
Losses on derivative instruments	(3,568)	(4,297)
Less: Tax benefit	905	1,086
Net losses on derivative instruments	(2,663)	(3,211)
Gains reclassified from AOCI to net income (3)	(1,543)	(362)
Less: Tax expense (2)	392	92
Net gains reclassified from AOCI to net income	(1,151)	(270)
Other comprehensive loss – net of tax	(3,814)	(3,481)
Ending balance	$34,016	$31,662

Total AOCI ending balance	$37,012	$34,154
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended January 31,
	2024	2023
Numerator:
Net income as reported	$239,558	$191,530

Denominator:
Basic weighted-average shares	105,122	111,397
Common stock equivalents (1)	1,143	939
Diluted weighted-average shares	106,265	112,336

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	137	501
Shares issued under stock incentive and employee stock purchase plans	520	1,334
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2024	October 31, 2023
Mortgage Loans Held for Sale	Level 2	$73,270	$110,555
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$(241)	$2,234
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$587	$(4,135)
Forward Loan Commitments — IRLCs	Level 2	$(587)	$4,135
Interest Rate Swap Contracts	Level 2	$26,474	$35,243
At January 31, 2024 and October 31, 2023, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At January 31, 2023	$74,324	$73,270	$(1,054)
At October 31, 2023	$114,835	$110,555	$(4,280)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2023 Form 10-K for additional information regarding our methodology for determining fair value. Impairments of inventory were insignificant during the three-months ended January 31, 2024 and 2023 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of these impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		January 31, 2024		October 31, 2023
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,067,038	$1,051,792	$1,167,378	$1,150,704
Senior notes (2)	Level 1	1,600,000	1,558,345	1,600,000	1,481,220
Mortgage company loan facility (3)	Level 2	63,194	63,194	100,058	100,058
		$2,730,232	$2,673,331	$2,867,436	$2,731,982
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
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended January 31,
	2024	2023
Interest income	$10,468	$7,318
Income (loss) from ancillary businesses	840	(2,949)
Management fee income earned by home building operations	1,149	1,403
Gain on litigation settlements – net	—	27,683
Other	(539)	(540)
Total other income – net	$11,918	$32,915
Income (loss) from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2024	2023
Revenues	$32,300	$27,907
Expenses	$31,460	$30,856
In the three months ended January 31, 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $7.6 million and $8.6 million, respectively.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2024	October 31, 2023
Aggregate purchase price:
Unrelated parties	$4,483,327	$4,191,160
Unconsolidated entities that the Company has investments in	31,040	31,477
Total	$4,514,367	$4,222,637

Deposits against aggregate purchase price	$445,819	$449,925
Additional cash required to acquire land	4,068,548	3,772,712
Total	$4,514,367	$4,222,637
Amount of additional cash required to acquire land included in accrued expenses	$241,376	$254,030
In addition, we expect to purchase approximately 8,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2024, we also had purchase contracts to acquire land for apartment developments of approximately $267.0 million, of which we had outstanding deposits in the amount of $13.3 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2024, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2024, we had outstanding surety bonds amounting to $891.2 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $340.6 million of work remains on these improvements. We have an additional $315.7 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2024, we had outstanding letters of credit of $146.1 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At January 31, 2024, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At January 31, 2024, we had agreements of sale outstanding to deliver 6,693 homes with an aggregate sales value of $7.08 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2024	October 31, 2023
Aggregate mortgage loan commitments:
IRLCs	$296,301	$354,716
Non-IRLCs	1,811,464	1,818,486
Total	$2,107,765	$2,173,202
Investor commitments to purchase:
IRLCs	$296,301	$354,716
Mortgage loans held for sale	64,424	104,703
Total	$360,725	$459,419
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2024	2023

Revenues:
North	$272,657	$322,794
Mid-Atlantic	264,154	189,117
South	532,886	392,881
Mountain	453,381	480,212
Pacific	408,991	364,768
Total home building	1,932,069	1,749,772
Corporate and other	(233)	(350)
	1,931,836	1,749,422
Land sales and other revenues	16,012	30,747
Total consolidated	$1,947,848	$1,780,169

Income (loss) before income taxes:
North	$33,021	$36,634
Mid-Atlantic	49,518	22,923
South	98,430	52,446
Mountain	80,164	87,304
Pacific	103,653	78,978
Total home building	364,786	278,285
Corporate and other	(53,625)	(24,489)
Total consolidated	$311,161	$253,796
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations, and income from our Rental Property Joint Ventures and Gibraltar Joint Ventures.
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2024	October 31, 2023
North	$1,292,864	$1,281,479
Mid-Atlantic	1,381,599	1,323,381
South	2,526,180	2,399,055
Mountain	2,869,825	2,666,874
Pacific	2,309,586	2,175,776
Total home building	10,380,054	9,846,565
Corporate and other	2,141,901	2,680,453
Total consolidated	$12,521,955	$12,527,018
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

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended January 31,
	2024	2023
North	$495	$141
Mid-Atlantic	192	1,240
South	80	451
Mountain	674	131
Pacific	30	6,041
Total consolidated	$1,471	$8,004
We also recognized $13.0 million of land impairment charges included in land sales and other cost of revenues during the three-month period ended January 31, 2023, of which $2.7 million and $10.3 million were in our North and Mid-Atlantic segments, respectively. No similar charges were recognized during the three-month period ended January 31, 2024.
15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2024	2023
Cash flow information:
Income tax paid – net	$81,636	$223,424
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$26,759	$33,086
Transfer of other assets to property, construction and office equipment - net	$—	$10,518
Unrealized loss on derivatives	$(8,769)	$(8,103)

	At January 31,
	2024	2023
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$754,793	$791,609
Restricted cash included in receivables, prepaid expenses, and other assets	45,157	47,274
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$799,950	$838,883

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (“2023 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2023 Form 10-K.
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
OVERVIEW
Our Business Environment and Current Outlook
Since January 2023, we have experienced solid demand for our homes as the housing market adjusted to a new environment following the steep and rapid rise in mortgage rates that occurred over the course of calendar year 2022. In recent months, the market for new homes has continued to benefit from a healthy job market, improving consumer sentiment and continued low levels of resale inventory. In the three months ended January 31, 2024, we signed 2,042 net contracts with an aggregate value of $2.06 billion as compared to 1,461 net contracts with an aggregate value of $1.45 billion in the three months ended January 31, 2023. Year-over-year, net signed contracts increased 39.8% in units and 42.0% in dollars in the first quarter of fiscal 2024. This increase in the number and value of net signed contracts reflects the improved demand environment for new homes that has existed since the last month of our 2023 fiscal first quarter. While the near-term direction of interest and mortgage rates, consumer sentiment and the overall economy is difficult to predict, over the longer term we continue to believe that the market for new homes will benefit from strong housing market fundamentals, including favorable demographic trends, the aging of the existing housing stock, and the supply-demand imbalance that has resulted from the persistent underproduction of homes relative to household formations.
In the three months ended January 31, 2024, home sales revenue increased 10% as compared to the three months ended January 31, 2023. In this quarter, we delivered 1,927 homes with an average delivered price of $1,002,500, as compared to 1,826 delivered homes at an average price of $958,100 in the first quarter of fiscal 2023. The increase in the number of homes delivered was partially a result of improvements in our cycle times, as pandemic-induced supply chain and labor disruptions have largely subsided, a year-over-year increase in the number of communities we were operating from during the first quarter of fiscal 2024, and a higher backlog conversion ratio. While most of our homes are sold on a built-to-order basis where we do not begin construction of the home until we have a signed contract with a customer, in recent quarters, we have increased the number of quick move-in homes (or “spec” homes) in our inventory, which are homes started without a signed agreement with a customer. These homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We sell our spec homes at various stages of construction and determine how many such homes to offer within each community based on local market factors, our current and planned sales pace and construction cadence for the community.
Financial and Operational Highlights
In the three-month period ended January 31, 2024, we recognized $1.95 billion of revenues, consisting of $1.93 billion of home sales revenue and $16.0 million of land sales and other revenue, and net income of $239.6 million, as compared to $1.78 billion of revenues, consisting of $1.75 billion of home sales revenue and $30.7 million of land sales and other revenue, and net income of $191.5 million in the three-month period ended January 31, 2023.
In the three-month periods ended January 31, 2024 and 2023, the value of net contracts signed was $2.06 billion (2,042 homes) and $1.45 billion (1,461 homes), respectively.
The value of our backlog at January 31, 2024 was $7.08 billion (6,693 homes), as compared to our backlog at January 31, 2023 of $8.58 billion (7,733 homes). Our backlog at October 31, 2023 was $6.95 billion (6,578 homes), as compared to backlog of $8.87 billion (8,098 homes) at October 31, 2022.
At January 31, 2024, we had $754.8 million of cash and cash equivalents on hand and approximately $1.76 billion available under our $1.905 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). At January 31, 2024, we

had no borrowings and we had approximately $146.1 million of outstanding letters of credit under our $1.905 billion Revolving Credit Facility.
At January 31, 2024, we owned or controlled through options approximately 70,400 home sites, as compared to approximately 70,700 at October 31, 2023; and approximately 76,000 at October 31, 2022. Of the approximately 70,400 total home sites that we owned or controlled through options at January 31, 2024, we owned approximately 36,000 and controlled approximately 34,400 through options. Of the 36,000 home sites owned, approximately 18,400 were substantially improved. In addition, as of January 31, 2024, we expect to purchase approximately 8,600 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2024, we were selling from 377 communities, compared to 370 at October 31, 2023 and 328 at January 31, 2023.
At January 31, 2024, our total stockholders’ equity and our debt to total capitalization ratio were $7.02 billion and 0.28 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2024 and 2023 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2024	2023	% Change
Revenues:
Home sales	$1,931.8	$1,749.4	10%
Land sales and other	16.0	30.7	(48)%
	1,947.8	1,780.2	9%
Cost of revenues:
Home sales	1,399.2	1,300.9	8%
Land sales and other	10.2	42.4	(76)%
	1,409.4	1,343.4	5%
Selling, general and administrative	230.0	211.5	9%
Income from operations	308.4	225.3	37%
Other
Loss from unconsolidated entities	(9.2)	(4.4)	109%
Other income – net	11.9	32.9	(64)%
Income before income taxes	311.2	253.8	23%
Income tax provision	71.6	62.3	15%
Net income	$239.6	$191.5	25%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	72.4%	74.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	63.5%	138.0%
SG&A as a percentage of home sale revenues	11.9%	12.1%
Effective tax rate	23.0%	24.5%

Deliveries – units	1,927	1,826	6%
Deliveries – average delivered price (in ‘000s)	$1,002.5	$958.1	5%

Net contracts signed – value	$2,064.8	$1,454.3	42%
Net contracts signed – units	2,042	1,461	40%
Net contracts signed – average contracted price (in ‘000s)	$1,011.2	$995.4	2%

	At January 31,
	2024	2023	% Change
Backlog – value	$7,081.1	$8,584.8	(18)%
Backlog – units	6,693	7,733	(13)%
Backlog – average contracted price (in ‘000s)	$1,058.0	$1,110.2	(5)%
Note: Due to rounding, amounts may not add. Net contracts signed information presented above is net of all cancellations that occurred in the period. “Net contracts signed - value” includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreement of sale related to such options was signed.

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the three months ended January 31, 2024, as compared to the three months ended January 31, 2023, was primarily attributable to a 6% increase in the number of homes delivered and a 5% increase in the average price of homes delivered. The increase in the number of homes delivered in the three months ended January 31, 2024 was primarily due to more deliveries of spec homes coupled with higher backlog conversion as compared to the three months ended January 31, 2023. These factors are offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, most notably in the Mountain and Pacific regions. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive geographic regions, most notably in the Pacific region.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, for the three months ended January 31, 2024, as compared to the three months ended January 31, 2023, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases for homes delivered in the quarter, lower inventory impairment charges, and lower interest expense as a percentage of home sales revenues in the fiscal 2024 period. In the three months ended January 31, 2024 and 2023, interest expense, as a percentage of home sales revenues, was 1.2% and 1.4%, respectively, and inventory impairments included in homes sales cost of revenues were $1.5 million and $8.0 million, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk lot sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our urban luxury condominium communities. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The decrease in land sales and other cost of revenues as a percentage of land sales and other revenues was primarily due to $13.0 million of impairment charges recognized in the three months ended January 31, 2023 in connection with planned land sales. No similar impairment charges were recognized in the three months ended January 31, 2024.
In February 2024, we sold a parcel of land to a commercial developer for net cash proceeds of $180.7 million which is expected to result in a pre-tax gain of approximately $175.0 million during the three months ended April 30, 2024.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $18.5 million in the fiscal 2024 three-month period, as compared to the fiscal 2023 three-month period. As a percentage of home sales revenues, SG&A was 11.9% in the fiscal 2024 period, as compared to 12.1% in the fiscal 2023 period. The dollar increase in SG&A was primarily due to higher commissions on increased home sales revenues. The decrease in SG&A as a percentage of revenues was due to revenues increasing 10% year-over-year in the fiscal 2024 period, while SG&A spending increased 9%.
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
We recognize our proportionate share of the earnings and losses from these unconsolidated entities. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment and for-rent single-family home projects, which do not generate revenues and earnings for a number of years during the development of the properties. Once development is complete for high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments and for-rent single-family home projects are complete and stabilized, we may monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, generally resulting in an income-producing event. Because of the long development periods associated with these entities, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.

In the three-month period ended January 31, 2024, we recognized a loss from unconsolidated entities of $9.2 million, as compared to a loss of $4.4 million in the prior year period. The increase in losses was primarily due to a higher losses by various Rental Property Joint Ventures that are currently in the development or lease-up phases, higher losses by two Home Building Joint Ventures, and lower earnings from a Land Development Joint Venture due to reduced lot sales in the fiscal 2024 period.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2024	2023
Interest income	$10,468	$7,318
Income (loss) from ancillary businesses	840	(2,949)
Management fee income earned by home building operations	1,149	1,403
Gain on litigation settlements – net	—	27,683
Other	(539)	(540)
Total other income – net	$11,918	$32,915
The increase in interest income in the three month periods ended January 31, 2024 was primarily due to higher interest rates.
The increase in income from ancillary businesses in the three months ended January 31, 2024 was mainly due to the fiscal 2024 period benefiting from higher income from our mortgage and title operations due to higher volume.
The decrease in management fee income earned by our home building operations in the three month periods ended January 31, 2024 were primarily related to a decrease in fees from certain of our Rental Property Joint Ventures.
The gain on litigation settlements - net in the fiscal 2023 period primarily relates to the settlement of an open insurance claim. No similar gains occurred in the fiscal 2024 period.
Income Before Income Taxes
For the three-month period ended January 31, 2024, we reported income before income taxes of $311.2 million, as compared to $253.8 million in the three-month period ended January 31, 2023.
Income Tax Provision
We recognized income tax provisions of $71.6 million and $62.3 million in the three-month periods ended January 31, 2024 and January 31, 2023, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2024 and 2023 periods, our federal tax provisions would have been $65.3 million and $53.3 million, in the three-month periods ended January 31, 2024 and January 31, 2023, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended January 31, 2024 and 2023, the value of net contracts signed was $2.06 billion (2,042 homes) and $1.45 billion (1,461 homes), respectively. The aggregate value of net contracts signed increased $610.5 million, or 42.0%, in the three-month period ended January 31, 2024, as compared to the three-month period ended January 31, 2023. The increase in the aggregate value of net contracts signed was due to a 39.8% increase in the number of net contracts signed and a 1.6% increase in the average value attributed to each signed contract. The increase in the average value attributed to each signed contract is principally due to a shift in the number of contracts signed to more expensive areas and/or products and higher sales prices.
Backlog
The value of our backlog at January 31, 2024 decreased 18% to $7.08 billion (6,693 homes), as compared to $8.58 billion (7,733 homes) at January 31, 2023. Our backlog at October 31, 2023 and 2022 was $6.95 billion (6,578 homes) and $8.87 billion (8,098 homes), respectively.
For more information regarding results of operations by segment, see “Segments” in this MD&A.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, credit arrangements with third parties, and the public capital markets.
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. From time to time we use some or all of the remaining available cash flow to repay debt and to fund share repurchases and dividends on our common stock. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At January 31, 2024, we had $754.8 million of cash and cash equivalents on hand and approximately $1.76 billion available for borrowing under our Revolving Credit Facility. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.0 billion with the consent of lenders, and is scheduled to mature on February 14, 2028. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. We are also a party to a $650.0 million unsecured Term Loan Facility of which $487.5 million matures on February 14, 2028, $60.9 million matures on November 1, 2026 and the remaining $101.6 million matures on November 1, 2025.
Short-term Liquidity and Capital Resources
For at least the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land), operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders. In addition, cash flow from operating activities in the second quarter of fiscal 2024 will include approximately $181 million related to the sale of a parcel of land to a commercial developer.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of January 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements for amounts outstanding as of January 31, 2024, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At January 31, 2024, we had investments in these entities of $995.8 million and were committed to invest or advance up to an additional $340.2 million to these entities if they require additional funding. At January 31, 2024, we had agreed to terms for the acquisition of 360 home sites from five joint ventures for an estimated aggregate purchase price of $31.0 million. In addition, we expect to purchase approximately 8,600 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of January 31, 2024, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2024, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.34 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $688.0 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2024, the unconsolidated entities had borrowed an aggregate of $1.87 billion, of which we estimate $571.7 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 2 months to 3.8 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of January 31, 2024, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At January 31, 2024 and October 31, 2023, we had $754.8 million and $1.30 billion, respectively, of cash and cash equivalents. Cash used in operating activities during the three-month period ended January 31, 2024 was $307.0 million. Cash used in operating activities during the fiscal 2024 period was primarily related to an increase in inventory; decreases in accounts payable and accrued expenses, current income taxes – net, and customer deposits – net; and an increase in receivables, prepaid expenses, and other assets. This activity was offset, in part, by net income (adjusted for stock-based compensation, depreciation and amortization, income and distributions of earnings from unconsolidated entities, deferred taxes and impairments); and mortgage loans sold, net of mortgage loans originated.

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
Investing Activities
In the three-month period ended January 31, 2024, cash used in investing activities was $59.4 million, which was primarily related to $58.9 million used to fund our investments in unconsolidated entities and $13.6 million used for the purchase of property and equipment. This activity was offset, in part, by $13.1 million of cash received as returns from our investments in unconsolidated entities.
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
Financing Activities
We used $178.0 million of cash in financing activities in the three-month period ended January 31, 2024, primarily for the payments of $145.6 million of loans payable, net of borrowings, the payment of dividends on our common stock of $23.3 million, and $9.3 million of payments related to stock-based benefit plans - net.
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
CRITICAL ACCOUNTING ESTIMATES
As disclosed in our 2023 Form 10-K, our most critical accounting estimates relate to inventory, cost of revenue recognition, warranty and self-insurance, and investments in unconsolidated entities. Since October 31, 2023, there have been no material changes to those critical accounting estimates.
SUPPLEMENTAL GUARANTOR INFORMATION
At January 31, 2024, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5 to our Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

January 31, 2024
Assets
Cash	$592.9
Inventory	$9,445.5
Amount due from Non-Guarantor Subsidiaries	$781.1
Total assets	$11,577.9

Liabilities & Stockholders' Equity
Loans payable	$978.1
Senior notes	$1,596.4
Total liabilities	$4,916.9
Stockholders' equity	$6,661.0
Summarized Statement of Operations Data (amounts in millions):

For the three months ended January 31, 2024
Revenues	$1,904.0
Cost of revenues	$1,376.3
Selling, general and administrative	$227.1
Income before income taxes	$305.0
Net income	$234.8

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
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$272.6	$322.8	(16)%	289	357	(19)%	$943.5	$904.2	4%
Mid-Atlantic	264.1	189.1	40%	277	166	67%	$953.6	$1,139.1	(16)%
South	532.9	392.9	36%	631	489	29%	$844.5	$803.5	5%
Mountain	453.4	480.2	(6)%	485	548	(11)%	$934.8	$876.3	7%
Pacific	409.0	364.8	12%	245	266	(8)%	$1,669.4	$1,371.3	22%
Total home building	1,932.0	1,749.8	10%	1,927	1,826	6%	$1,002.6	$958.3	5%
Other	(0.2)	(0.4)
Total home sales revenue	1,931.8	1,749.4	10%	1,927	1,826	6%	$1,002.5	$958.0	5%
Land sales and other revenue	16.0	30.7
Total revenue	$1,947.8	$1,780.1

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$328.8	$315.2	4%	325	328	(1)%	$1,011.7	$961.0	5%
Mid-Atlantic	238.6	264.1	(10)%	246	251	(2)%	$970.0	$1,052.2	(8)%
South	469.9	328.5	43%	575	415	39%	$817.2	$791.6	3%
Mountain	498.9	263.9	89%	541	299	81%	$922.2	$882.6	4%
Pacific	528.6	282.6	87%	355	168	111%	$1,488.9	$1,681.8	(11)%
Total consolidated	$2,064.8	$1,454.3	42%	2,042	1,461	40%	$1,011.2	$995.4	2%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$1,020.5	$1,112.5	(8)%	992	1,093	(9)%	$1,028.7	$1,017.9	1%
Mid-Atlantic	928.1	1,035.9	(10)%	914	927	(1)%	$1,015.4	$1,117.5	(9)%
South	2,030.8	2,289.7	(11)%	2,256	2,449	(8)%	$900.2	$934.9	(4)%
Mountain	1,624.2	2,383.7	(32)%	1,633	2,275	(28)%	$994.6	$1,047.8	(5)%
Pacific	1,477.5	1,763.0	(16)%	898	989	(9)%	$1,645.3	$1,782.6	(8)%
Total consolidated	$7,081.1	$8,584.8	(18)%	6,693	7,733	(13)%	$1,058.0	$1,110.2	(5)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
North	$964.1	$1,119.5	(14)%	956	1,122	(15)%	$1,008.5	$997.8	1%
Mid-Atlantic	953.0	960.5	(1)%	945	842	12%	$1,008.4	$1,140.7	(12)%
South	2,093.4	2,352.5	(11)%	2,312	2,523	(8)%	$905.5	$932.4	(3)%
Mountain	1,577.7	2,597.3	(39)%	1,577	2,524	(38)%	$1,000.5	$1,029.0	(3)%
Pacific	1,357.1	1,844.3	(26)%	788	1,087	(28)%	$1,722.2	$1,696.7	2%
Total consolidated	$6,945.3	$8,874.1	(22)%	6,578	8,098	(19)%	$1,055.8	$1,095.8	(4)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2024	2023	% Change

North	$33.0	$36.6	(10)%
Mid-Atlantic	49.5	22.9	116%
South	98.4	52.4	88%
Mountain	80.2	87.3	(8)%
Pacific	103.7	79.1	31%
Total home building	364.8	278.3	31%
Corporate and other	(53.6)	(24.5)	(119)%
Total consolidated	$311.2	$253.8	23%

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

FISCAL 2024 COMPARED TO FISCAL 2023
North

	Three months ended January 31,
	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$272.6	$322.8	(16)%
Units delivered	289	357	(19)%
Average delivered price ($ in thousands)	$943.5	$904.2	4%

Net Contracts Signed:
Net contract value ($ in millions)	$328.8	$315.2	4%
Net contracted units	325	328	(1)%
Average contracted price ($ in thousands)	$1,011.7	$961.0	5%

Home sales cost of revenues as a percentage of home sale revenues	78.0%	78.4%

Income before income taxes ($ in millions)	$33.0	$36.6	(10)%

Number of selling communities at January 31,	40	49	(18)%
The decrease in the number of homes delivered in the fiscal 2024 period was mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022 and lower backlog conversion, offset, in part, by an increase in spec homes delivered. The increase in the average prices of homes delivered in the fiscal 2024 period was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The number of net contracts signed in the fiscal 2024 period was essentially flat compared to the prior year period, with increased demand being offset by a decrease in the average number of selling communities. The increase in the average value of each contract signed in the fiscal 2024 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products and a decrease in sales incentives.
The decrease in income before income taxes in the fiscal 2024 period was attributable to lower earnings from decreased revenue, offset, in part, by lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three-month fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. In addition, we recognized $2.7 million of land impairment charges during the fiscal 2023 period in connection with a planned land sale. No similar charge was recognized in the 2024 period.

Mid-Atlantic

	Three months ended January 31,
	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$264.1	$189.1	40%
Units delivered	277	166	67%
Average delivered price ($ in thousands)	$953.6	$1,139.1	(16)%

Net Contracts Signed:
Net contract value ($ in millions)	$238.6	$264.1	(10)%
Net contracted units	246	251	(2)%
Average contracted price ($ in thousands)	$970.0	$1,052.2	(8)%

Home sales cost of revenues as a percentage of home sale revenues	72.8%	72.9%

Income before income taxes ($ in millions)	$49.5	$22.9	116%

Number of selling communities at January 31,	40	39	3%
The increase in the number of homes delivered in the three-month fiscal 2024 period was mainly due to an increase in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, higher backlog conversion, and an increase in spec homes delivered. The decreases in the average price of homes delivered in the fiscal 2024 period was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The number of net contracts signed in the fiscal 2024 period was essentially flat compared to the prior year period. The decrease in the average value of each contract signed in the fiscal 2024 period was mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The increase in income before income taxes in the three-month fiscal 2024 period was mainly due to higher earnings from increased revenue, lower home sales cost of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas. In addition, we recognized a $10.3 million land impairment charge, included in land sales and other cost of revenues, during the fiscal 2023 period in connection with a planned land sale. No similar charge was recognized in the fiscal 2024 period.
South

	Three months ended January 31,
	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$532.9	$392.9	36%
Units delivered	631	489	29%
Average delivered price ($ in thousands)	$844.5	$803.5	5%

Net Contracts Signed:
Net contract value ($ in millions)	$469.9	$328.5	43%
Net contracted units	575	415	39%
Average contracted price ($ in thousands)	$817.2	$791.6	3%

Home sales cost of revenues as a percentage of home sale revenues	72.3%	76.9%

Income before income taxes ($ in millions)	$98.4	$52.4	88%

Number of selling communities at January 31,	127	98	30%
The increase in the number of homes delivered in the fiscal 2024 period was mainly due to an increase in spec homes delivered and higher backlog conversion, offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The increase in the average price of homes delivered in the fiscal 2024 period was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The increase in the number of net contracts signed in the fiscal 2024 period was due principally to improved demand and an increase in the number of selling communities. The increase in the average value of each contract signed in the fiscal 2024 period was primarily due to a shift in the number of contracts signed to more expensive areas or product types and decreased sales incentives.
The increase in income before income taxes in the fiscal 2024 period was principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas, sales price increases and lower interest expense as a percentage of home sales revenues.
Mountain

	Three months ended January 31,
	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$453.4	$480.2	(6)%
Units delivered	485	548	(11)%
Average delivered price ($ in thousands)	$934.8	$876.3	7%

Net Contracts Signed:
Net contract value ($ in millions)	$498.9	$263.9	89%
Net contracted units	541	299	81%
Average contracted price ($ in thousands)	$922.2	$882.6	4%

Home sales cost of revenues as a percentage of home sale revenues	74.3%	73.2%

Income before income taxes ($ in millions)	$80.2	$87.3	(8)%

Number of selling communities at January 31,	124	103	20%
The decrease in the number of homes delivered in the fiscal 2024 period was mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, partially offset by higher backlog conversion and an increase in spec homes delivered in the fiscal 2024 period. The increase in the average price of homes delivered in the fiscal 2024 period was primarily due to a shift in the number of contracts signed to more expensive areas or product types and decreased sales incentives.
The increase in the number of net contracts signed in the fiscal 2024 period was primarily due to improved demand and an increase in the number of selling communities. The increase in the average value of each contract signed in the fiscal 2024 period was mainly due to a shift in the number of contracts signed to more expensive areas or product types and decreased sales incentives.
The decrease in income before income taxes in the fiscal 2024 period was due mainly to lower earnings from decreased revenues in the fiscal 2024 period and higher home sales cost of revenues, as a percentage of home sale revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 period was primarily due to a shift in product mix/areas to lower-margin areas.

Pacific

	Three months ended January 31,
	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$409.0	$364.8	12%
Units delivered	245	266	(8)%
Average delivered price ($ in thousands)	$1,669.4	$1,371.3	22%

Net Contracts Signed:
Net contract value ($ in millions)	$528.6	$282.6	87%
Net contracted units	355	168	111%
Average contracted price ($ in thousands)	$1,488.9	$1,681.8	(11)%

Home sales cost of revenues as a percentage of home sale revenues	66.2%	70.0%

Income before income taxes ($ in millions)	$103.7	$79.1	31%

Number of selling communities at January 31,	46	39	18%
The decrease in the number of homes delivered in the fiscal 2024 period was mainly due to a lower number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, offset, in part, by a higher backlog conversion and an increase in spec homes delivered. The increase in the average price of homes delivered in the fiscal 2024 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increase in the number of net contracts signed in the three-month fiscal 2024 period was due principally to improved demand and an increase in the number of selling communities. The decrease in the average value of each contract signed in the three-month fiscal 2024 period was primarily due to a shift in the number of contracts signed to less expensive areas and/or product types.
The increase in income before income taxes in the three-month fiscal 2024 period was mainly due to higher earnings from increased revenues in the fiscal 2024 period, lower home sales cost of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas and sales price increases.
Corporate and Other
In the three months ended January 31, 2024 and 2023, loss before income taxes was $53.6 million and $24.5 million, respectively. The increase in the loss before income taxes in the fiscal 2024 period was principally due to $27.7 million of gains from litigation settlements - net, recognized in the fiscal 2023 period, which did not recur in the 2024 period, and higher SG&A costs, offset, in part, by increased interest income. The increase in SG&A costs in the fiscal 2024 period was primarily due to compensation and benefits increases.
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
The table below sets forth, at January 31, 2024, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2024	$104,978	5.34%	$63,194	7.10%
2025	128,718	5.52%	—
2026	442,124	5.21%	101,562	6.20%
2027	470,572	4.84%	60,938	6.20%
2028	408,033	4.30%	—
Thereafter	462,612	3.75%	487,500	6.20%
Bond discounts, premiums and deferred issuance costs - net	(6,474)		—
Total	$2,010,563	4.66%	$713,194	6.28%
Fair value at January 31, 2024	$1,960,137		$713,194
(a)    Based upon the amount of variable-rate debt outstanding at January 31, 2024, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.1 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 0.90% as of January 31, 2024. These interest rate swaps were designated as cash flow hedges.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors” in our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2024, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
November 1, 2023 to November 30, 2023	103	$70.23	103	6,716
December 1, 2023 to December 31, 2023	411	$89.32	411	20,000
January 1, 2024 to January 31, 2024	114	$103.12	114	20,000
Total	628		628
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2024, we withheld 165,113 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $15.0 million of income tax withholdings and we issued the remaining 335,983 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2024, the net exercise method was not employed to exercise options.
(b) Average price paid per share includes costs associated with the purchases, but excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c)    On December 13, 2023, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective December 13, 2023, the existing authorization that had been in effect since May 17, 2022. Our Board of Directors did not fix any expiration date for the current share repurchase program.
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2024.

Dividends
During the three months ended January 31, 2024, we paid cash dividends of $0.21 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At January 31, 2024, under our bank credit agreements, we could have paid up to approximately $2.89 billion of cash dividends.

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, filed on March 1, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	March 1, 2024	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2024	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)