Form 10-Q
period 2024-04-30
Toll Brothers, Inc.
filed 2024-05-31
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024
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
At May 29, 2024, there were approximately 102,650,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our built-to-order and quick move-in home strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues, profitability, margins and returns; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the impact of public health or other emergencies.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2024	October 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,030,530	$1,300,068
Inventory	9,926,939	9,057,578
Property, construction, and office equipment – net	321,166	323,990
Receivables, prepaid expenses, and other assets (1)	724,399	691,256
Mortgage loans held for sale – at fair value	136,346	110,555
Customer deposits held in escrow	108,521	84,530
Investments in unconsolidated entities (1)	1,002,458	959,041
	$13,250,359	$12,527,018
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,113,126	$1,164,224
Senior notes	1,596,644	1,596,185
Mortgage company loan facility	127,541	100,058
Customer deposits	542,877	540,718
Accounts payable	694,422	597,582
Accrued expenses	1,636,722	1,548,781
Income taxes payable	214,833	166,268
Total liabilities	5,926,165	5,713,816
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at April 30, 2024 and October 31, 2023	1,129	1,129
Additional paid-in capital	689,259	698,548
Retained earnings	7,350,235	6,675,719
Treasury stock, at cost — 9,974 and 9,146 shares at April 30, 2024 and October 31, 2023, respectively	(772,476)	(619,150)
Accumulated other comprehensive income ("AOCI")	39,827	40,910
Total stockholders’ equity	7,307,974	6,797,156
Noncontrolling interest	16,220	16,046
Total equity	7,324,194	6,813,202
	$13,250,359	$12,527,018
(1)    As of April 30, 2024 and October 31, 2023, Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities include $98.2 million and $89.6 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Revenues:
Home sales	$2,647,020	$2,490,098	$4,578,856	$4,239,520
Land sales and other	190,466	16,881	206,478	47,628
	2,837,486	2,506,979	4,785,334	4,287,148

Cost of revenues:
Home sales	1,963,283	1,832,878	3,362,509	3,133,801
Land sales and other	12,979	20,850	23,140	63,285
	1,976,262	1,853,728	3,385,649	3,197,086
Selling, general and administrative	237,698	227,537	467,744	439,034
Income from operations	623,526	425,714	931,941	651,028
Other:
Income (loss) from unconsolidated entities	5,887	(5,302)	(3,285)	(9,735)
Other income – net	20,366	10,180	32,284	43,095
Income before income taxes	649,779	430,592	960,940	684,388
Income tax provision	168,162	110,376	239,765	172,642
Net income	$481,617	$320,216	$721,175	$511,746

Other comprehensive income (loss) – net of tax	2,815	(279)	(1,083)	(3,743)
Total comprehensive income	$484,432	$319,937	$720,092	$508,003

Per share:
Basic earnings	$4.60	$2.88	$6.87	$4.60
Diluted earnings	$4.55	$2.85	$6.80	$4.56

Weighted-average number of shares:
Basic	104,794	111,214	104,958	111,306
Diluted	105,803	112,184	106,034	112,260

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended April 30, 2024 and 2023:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, January 31, 2024	$1,129	$685,941	$6,892,821	$(597,632)	$37,012	$16,374	$7,035,645
Net income			481,617				481,617
Purchase of treasury stock				(181,156)			(181,156)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(571)		6,312			5,741
Stock-based compensation		3,889					3,889
Dividends declared			(24,203)				(24,203)
Other comprehensive income					2,815		2,815
Loss attributable to non-controlling interest						(238)	(238)
Capital contributions – net						84	84
Balance, April 30, 2024	$1,129	$689,259	$7,350,235	$(772,476)	$39,827	$16,220	$7,324,194

Balance, January 31, 2023	$1,279	$696,115	$6,335,574	$(865,775)	$34,154	$15,647	$6,216,994
Net income			320,216				320,216
Purchase of treasury stock				(83,846)			(83,846)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(1,173)		4,602			3,429
Stock-based compensation		2,641					2,641
Dividends declared			(23,288)				(23,288)
Other comprehensive loss					(279)		(279)
Loss attributable to non-controlling interest						(141)	(141)
Balance,April 30, 2023	$1,279	$697,583	$6,632,502	$(945,019)	$33,875	$15,506	$6,435,726

See accompanying notes.

For the six months ended April 30, 2024 and 2023:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2023	$1,129	$698,548	$6,675,719	$(619,150)	$40,910	$16,046	$6,813,202
Net income			721,175				721,175
Purchase of treasury stock				(181,212)			(181,212)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(31,428)		27,886			(3,542)
Stock-based compensation		22,139					22,139
Dividends declared			(46,659)				(46,659)
Other comprehensive loss					(1,083)		(1,083)
Loss attributable to non-controlling interest						(440)	(440)
Capital contributions - net						614	614
Balance, April 30, 2024	$1,129	$689,259	$7,350,235	$(772,476)	$39,827	$16,220	$7,324,194

Balance, October 31, 2022	$1,279	$716,786	$6,166,732	$(916,327)	$37,618	$15,752	$6,021,840
Net income			511,746				511,746
Purchase of treasury stock				(93,203)			(93,203)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(36,228)		64,511			28,283
Stock-based compensation		17,025					17,025
Dividends declared			(45,976)				(45,976)
Other comprehensive loss					(3,743)		(3,743)
Loss attributable to non-controlling interest						(246)	(246)
Balance, April 30, 2023	$1,279	$697,583	$6,632,502	$(945,019)	$33,875	$15,506	$6,435,726

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2024	2023
Cash flow provided by operating activities:
Net income	$721,175	$511,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,283	34,093
Stock-based compensation	22,139	17,025
Loss from unconsolidated entities	3,285	9,735
Distributions of earnings from unconsolidated entities	25,412	30,447
Deferred tax provision	7,216	8,646
Impairment charges and write-offs	35,400	36,773
Gain on sale of assets	(5,042)	—
Other	(973)	2,371
Changes in operating assets and liabilities:
Inventory	(679,337)	(299,940)
Origination of mortgage loans	(876,125)	(705,500)
Sale of mortgage loans	851,846	783,959
Receivables, prepaid expenses, and other assets	(24,817)	4,233
Current income taxes – net	41,722	(127,199)
Customer deposits – net	(21,832)	(5,541)
Accounts payable and accrued expenses	16,692	(155,277)
Net cash provided by operating activities	152,044	145,571
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(29,701)	(39,544)
Investments in unconsolidated entities	(99,568)	(117,221)
Return of investments in unconsolidated entities	29,302	48,564
Proceeds from the sale of assets	—	9,041
Other – net	(719)	—
Net cash used in investing activities	(100,686)	(99,160)
Cash flow used in financing activities:
Proceeds from loans payable	1,693,383	1,652,710
Debt issuance costs	—	(5,265)
Principal payments of loans payable	(1,771,103)	(1,771,636)
Redemption of senior notes	—	(400,000)
(Payments) proceeds related to stock-based benefit plans – net	(3,540)	28,286
Purchase of treasury stock	(180,083)	(93,089)
Dividends paid	(47,069)	(46,306)
Receipts related to noncontrolling interest – net	167	—
Net cash used in financing activities	(308,245)	(635,300)
Net decrease in cash, cash equivalents, and restricted cash	(256,887)	(588,889)
Cash, cash equivalents, and restricted cash, beginning of period	1,344,341	1,398,550
Cash, cash equivalents, and restricted cash, end of period	$1,087,454	$809,661
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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2023 balance sheet amounts and disclosures have been derived from our October 31, 2023 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (“2023 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of April 30, 2024; the results of our operations and changes in equity for the three-month and six-month periods ended April 30, 2024 and 2023; and our cash flows for the six-month periods ended April 30, 2024 and 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2024, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $542.9 million and $540.7 million at April 30, 2024 and October 31, 2023, respectively. Of the outstanding customer deposits held as of October 31, 2023, we recognized $153.1 million and $290.3 million in home sales revenues during the three months and six months ended April 30, 2024, respectively. Of the outstanding customer deposits held as of October 31, 2022, we recognized $152.2 million and $275.1 million in home sales revenues during the three months and six months ended April 30, 2023, respectively.
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
In February 2024, we sold a parcel of land to a commercial developer for net cash proceeds of $180.7 million, which resulted in a pre-tax gain of $175.2 million during the three and six months ended April 30, 2024.

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
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosures in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. Annual disclosure requirements will become effective for us, in part, for our fiscal year ending October 31, 2025, with certain requirements of the rule subject to later compliance dates. On March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these new rules and on April 4, 2024, the SEC subsequently voluntarily stayed implementation pending completion of the judicial review. We are currently evaluating the impact of this final rule on our disclosures.

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2024 presentation.

2. Inventory
Major components of inventory at April 30, 2024 and October 31, 2023 were (amounts in thousands):

	April 30, 2024	October 31, 2023
Land deposits and costs of future communities	$509,981	$549,035
Land and land development costs	2,952,101	2,631,147
Land and land development costs associated with homes under construction	3,203,677	2,916,334
Total land and land development costs	6,665,759	6,096,516

Homes under construction	2,782,555	2,515,484
Model homes (1)	478,625	445,578
	$9,926,939	$9,057,578
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at April 30, 2024 and October 31, 2023 (amounts in thousands):

	April 30, 2024	October 31, 2023
Land controlled for future communities	$142,118	$173,175
Land owned for future communities	684,170	663,413
Operating communities	9,100,651	8,220,990
	$9,926,939	$9,057,578
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, and which are included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Land controlled for future communities	$1,288	$5,844	$2,759	$8,448
Land owned for future communities	—	325	—	325
Operating communities	27,140	4,900	27,140	10,300
	$28,428	$11,069	$29,899	$19,073
We have also recognized $4.7 million and $17.7 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month and six-month periods ended April 30, 2023, respectively. We recognized $0.6 million of similar impairment charges in the three-month and six-month periods ended April 30, 2024.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2024, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2024, we determined that 267 land purchase contracts, with an aggregate purchase price of $4.27 billion, on which we had made aggregate deposits totaling $422.6 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2023, we determined that 251 land purchase contracts, with an aggregate purchase price of $3.79 billion, on which we had made aggregate deposits totaling $421.4 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. However, at April 30, 2024 and October 31, 2023, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Interest capitalized, beginning of period	$198,291	$215,197	$190,550	$209,468
Interest incurred	32,481	37,862	66,440	74,716
Interest expensed to home sales cost of revenues	(34,740)	(37,558)	(58,318)	(62,638)
Interest expensed to land sales and other cost of revenues	(726)	(1,350)	(1,020)	(4,827)
Interest capitalized on investments in unconsolidated entities	(2,219)	(2,668)	(4,707)	(5,161)
Previously capitalized interest transferred to investments in unconsolidated entities	—	—	—	(244)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	391	277	533	446
Interest capitalized, end of period	$193,478	$211,760	$193,478	$211,760

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
The table below provides information as of April 30, 2024, regarding active joint ventures that we are invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	15	2	42	2	61
Investment in unconsolidated entities (1)	$364,737	$61,669	$564,811	$11,241	$1,002,458
Number of unconsolidated entities with funding commitments by the Company	6	—	21	1	28
Company’s remaining funding commitment to unconsolidated entities (2)	$160,488	$—	$150,363	$8,508	$319,359
(1)    Our total investment includes $147.1 million related to 9 unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $373.2 million as of April 30, 2024, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $123.9 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	10	2	39	51
Aggregate loan commitments	$587,611	$219,650	$3,607,368	$4,414,629
Amounts borrowed under loan commitments	$439,606	$183,868	$2,450,959	$3,074,433
The table below provides information at October 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	12	2	42	56
Aggregate loan commitments	$610,758	$219,650	$3,731,847	$4,562,255
Amounts borrowed under loan commitments	$445,506	$135,723	$2,152,872	$2,734,101
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures

There were no new joint ventures entered into during the six-months ended April 30, 2024. The table below provides information on joint ventures entered into during the six-months ended April 30, 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	2
Investment balance at April 30, 2023	$11,755	4,795
Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In April 2024, one of our Rental Property Joint Ventures sold its assets and we recognized $21.0 million in “Income (loss) from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income in the three-month and six-month periods ended April 30, 2024. None of our Rental Property Joint Ventures sold assets in the three-month or six-month periods ended April 30, 2023.
In the three-month periods ended April 30, 2024 and 2023, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $35.0 million and $52.4 million, respectively. In the six-month periods ended April 30, 2024 and 2023, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $61.9 million and $69.1 million, respectively. Our share of income from the lots we acquired was insignificant in each period.
In the three-month and six-month periods ended April 30, 2023, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, for $8.2 million. This amount is included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis. No similar land sales to unconsolidated entities occurred in the three-month or six-month periods ended April 30, 2024.
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
We believe that, as of April 30, 2024, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	April 30, 2024	October 31, 2023
Loan commitments in the aggregate	$3,221,000	$3,341,700
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$694,800	$688,000
Debt obligations borrowed in the aggregate	$1,998,900	$1,643,600
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$590,600	$544,100
Estimated fair value of guarantees provided by us related to debt and other obligations	$18,900	$19,500
Terms of guarantees	1 month - 3.5 years	1 month - 4.0 years
(1)    At April 30, 2024 and October 31, 2023, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $102.3 million, related to our unconsolidated joint venture VIEs.

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

The table below provides information as of April 30, 2024 and October 31, 2023, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	April 30, 2024	October 31, 2023
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$98,200	$89,600
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$10,200	$10,200
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

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	April 30, 2024	October 31, 2023
Cash and cash equivalents	$176,417	$161,274
Inventory	1,398,222	1,425,145
Loans receivable – net	17,009	17,024
Rental properties	2,393,332	1,907,604
Rental properties under development	1,746,741	1,804,664
Other assets	452,134	385,197
Total assets	$6,183,855	$5,700,908
Debt – net of deferred financing costs	$3,024,164	$2,711,986
Other liabilities	506,851	498,866
Partners’ equity	2,652,840	2,490,056
Total liabilities and equity	$6,183,855	$5,700,908
Company’s net investment in unconsolidated entities (1)	$1,002,458	$959,041
(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $20.4 million and $40.9 million as of April 30, 2024 and October 31, 2023, respectively, and these differences are primarily a result of interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; other than temporary impairments we have recognized; and gains recognized from the sale of our ownership interests.
Condensed Combined Statements of Operations:

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Revenues	$127,336	$125,397	$284,531	$237,116
Cost of revenues	81,520	78,613	166,801	137,966
Other expenses	72,443	56,655	139,767	119,729
Total expenses	153,963	135,268	306,568	257,695
Loss from operations	(26,627)	(9,871)	(22,037)	(20,579)
Other income (loss) (2)	111,871	(2,276)	109,910	(3,632)
Income (loss) before income taxes	85,244	(12,147)	87,873	(24,211)
Income tax benefit	(2,069)	(148)	(2,349)	(166)
Net income (loss)	87,313	(11,999)	90,222	(24,045)
Company’s income (loss) from unconsolidated entities (3)	$5,887	$(5,302)	$(3,285)	$(9,735)
(2)    The three and six months ended April 30, 2024 includes $112.7 million, related to the gain on the sale of assets by one of our Rental Property Joint Ventures.
(3)    Differences between our loss from unconsolidated entities and our percentage interest in the underlying net income (loss) of the entities are generally a result of distributions from entities in excess of the carrying amount of our investment; promote earned on the gains recognized by joint ventures and those promoted cash flows being distributed; other than temporary impairments we have recognized; recoveries of previously incurred charges; unrealized gains on our retained joint venture interests; gains recognized from the sale of our investment to our joint venture partner; our share of the entities’ profits related to home sites purchased by us which reduces our cost basis of the home sites acquired; and amortization of other basis differences.

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2024 and October 31, 2023, consisted of the following (amounts in thousands):

	April 30, 2024	October 31, 2023
Expected recoveries from insurance carriers and others	$101,574	$94,987
Improvement cost receivable	42,815	40,992
Escrow cash held by our wholly owned captive title company	55,281	44,273
Properties held for rental apartment and commercial development	248,631	225,261
Prepaid expenses	32,316	43,763
Right-of-use asset	101,715	102,787
Derivative assets	31,484	41,612
Other	110,583	97,581
	$724,399	$691,256

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2024 and October 31, 2023, loans payable consisted of the following (amounts in thousands):

	April 30, 2024	October 31, 2023
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	465,750	517,378
Deferred issuance costs	(2,624)	(3,154)
	$1,113,126	$1,164,224
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks of which $487.5 million matures February 14, 2028, $60.9 million matures on November 1, 2026 and the remaining $101.6 million matures on November 1, 2025. There are no payments required before these stated maturity dates. At April 30, 2024, the interest rate on the Term Loan Facility was 6.46% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread at April 30, 2024 was 1.15%. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
At April 30, 2024, we had a $1.905 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that is scheduled to mature on February 14, 2028. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.
On May 2, 2024, we increased the aggregate committed borrowing capacity of our Revolving Credit Facility to $1.955 billion.
Under the terms of the Revolving Credit Facility, at April 30, 2024, our maximum leverage ratio, as defined, was not permitted to exceed 1.75 to 1.00, and we were required to maintain a minimum tangible net worth, as defined, of no less than approximately $4.11 billion. Under the terms of the Revolving Credit Facility, at April 30, 2024, our leverage ratio was approximately 0.28 to 1.00, and our tangible net worth was approximately $7.26 billion. Based upon the terms of the Revolving Credit Facility, our ability to repurchase our common stock was limited to approximately $3.93 billion as of April 30, 2024. In addition, under the provisions of the Revolving Credit Facility, our ability to pay cash dividends was limited to approximately $3.15 billion as of April 30, 2024.
At April 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $170.0 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At April 30, 2024, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 6.61% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2024, the weighted-average interest rate on “Loans payable – other” was 5.58% per annum.
Senior Notes
At April 30, 2024, we had four issues of senior notes outstanding with an aggregate principal amount of $1.60 billion.
In our second quarter of fiscal 2023, we redeemed all $400.0 million principal amount of 4.375% Senior Notes due April 15, 2023, at par, plus accrued interest.
Mortgage Company Loan Facilities
Toll Brothers Mortgage Company (“TBMC”), our wholly owned mortgage subsidiary, had a mortgage warehousing agreement (the “Warehousing Agreement”) with a bank to finance the origination of mortgage loans by TBMC. The Warehousing Agreement was accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” The Warehousing Agreement provided for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the Warehousing Agreement provided for an accordion feature under which TBMC could request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. Borrowings under the Warehousing Agreement bore interest at BSBY plus 1.75% per annum (with a BSBY floor of 0.50%). The Warehousing Agreement was terminated in January 2024.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The New Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TMBC is also subject to an under usage fee based on outstanding balances, as defined in the New Warehousing Agreement. The New Warehousing Agreement is set to expire on December 3, 2024 and bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At April 30, 2024, the interest rate on the New Warehousing Agreement was 7.08% per annum.

6. Accrued Expenses
Accrued expenses at April 30, 2024 and October 31, 2023 consisted of the following (amounts in thousands):

	April 30, 2024	October 31, 2023
Land development and construction	$310,387	$286,516
Liabilities related to consolidated inventory not owned	356,500	268,630
Compensation and employee benefits	184,922	212,684
Escrow liability associated with our wholly owned captive title company	52,704	42,451
Self-insurance	227,152	230,688
Warranty	206,717	206,171
Lease liabilities	122,197	123,866
Deferred income	54,334	52,907
Interest	29,930	30,044
Commitments to unconsolidated entities	32,619	29,212
Other	59,260	65,612
	$1,636,722	$1,548,781
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Balance, beginning of period	$202,920	$156,895	$206,171	$164,409
Additions – homes closed during the period	9,143	10,084	14,965	17,270
Change in accruals for homes closed in prior years – net	9,344	(73)	12,145	2,023
Charges incurred	(14,690)	(17,511)	(26,564)	(34,307)
Balance, end of period	$206,717	$149,395	$206,717	$149,395
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). Our recorded estimated repair costs to resolve these claims were approximately $40.1 million at April 30, 2024 and $41.1 million at October 31, 2023. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
7. Income Taxes
We recorded income tax provisions of $168.2 million and $110.4 million for the three months ended April 30, 2024 and 2023, respectively. The effective tax rate was 25.9% for the three months ended April 30, 2024, compared to 25.6% for the three months ended April 30, 2023. We recorded income tax provisions of $239.8 million and $172.6 million for the six months ended April 30, 2024 and 2023, respectively. The effective tax rate was 25.0% for the six months ended April 30, 2024, compared to 25.2% for the six months ended April 30, 2023. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.

We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2024 will be approximately 6.1%. Our state income tax rate for the full fiscal year 2023 was 6.2%.
At April 30, 2024, we had $12.0 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Total stock-based compensation expense recognized	$3,889	$2,641	$22,139	$17,025
Income tax benefit recognized	$1,466	$666	$5,676	$4,304
At April 30, 2024 and October 31, 2023, the aggregate unamortized value of unvested stock-based compensation awards was approximately $29.8 million and $23.2 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Number of shares purchased (in thousands)	1,502	1,443	1,503	1,630
Average price per share (1)	$120.60	$58.14	$120.59	$57.20
Remaining authorization at April 30 (in thousands)	18,498	12,947	18,498	12,947
(1)    Average price per share includes costs associated with the purchases, including the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, as applicable.
Cash Dividends
On March 12, 2024, our Board of Directors approved an increase in our quarterly cash dividend from $0.21 per share to $0.23 per share. During the three month periods ended April 30, 2024 and 2023, we declared and paid cash dividends of $0.23 and $0.21 per share, respectively, to our shareholders. During the six months ended April 30, 2024 and 2023, we declared and paid cash dividends of $0.44 and $0.41 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Employee Retirement Plans
Beginning balance	$2,996	$2,492	$3,080	$2,475
(Gains) losses reclassified from AOCI to net income (1)	(114)	24	(227)	47
Less: Tax expense (benefit) (2)	29	(6)	58	(12)
Net (gains) losses reclassified from AOCI to net income	(85)	18	(169)	35
Other comprehensive (loss) income – net of tax	(85)	18	(169)	35
Ending balance	$2,911	$2,510	$2,911	$2,510
Derivative Instruments
Beginning balance	$34,016	$31,662	$37,830	$35,143
Gains (losses) on derivative instruments	6,378	588	2,810	(3,709)
Less: Tax (expense) benefit	(1,964)	(138)	(1,059)	948
Net gains (losses) on derivative instruments	4,414	450	1,751	(2,761)
Gains reclassified from AOCI to net income (3)	(2,496)	(1,000)	(4,039)	(1,362)
Less: Tax expense (2)	982	253	1,374	345
Net gains reclassified from AOCI to net income	(1,514)	(747)	(2,665)	(1,017)
Other comprehensive income (loss) – net of tax	2,900	(297)	(914)	(3,778)
Ending balance	$36,916	$31,365	$36,916	$31,365

Total AOCI ending balance	$39,827	$33,875	$39,827	$33,875
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options, and shares issued (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Numerator:
Net income as reported	$481,617	$320,216	$721,175	$511,746

Denominator:
Basic weighted-average shares	104,794	111,214	104,958	111,306
Common stock equivalents (1)	1,009	970	1,076	954
Diluted weighted-average shares	105,803	112,184	106,034	112,260

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	7	168	72	334
Shares issued under stock incentive and employee stock purchase plans	154	103	675	1,437
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2024	October 31, 2023
Mortgage Loans Held for Sale	Level 2	$136,346	$110,555
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$1,694	$2,234
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(2,013)	$(4,135)
Forward Loan Commitments — IRLCs	Level 2	$2,013	$4,135
Interest Rate Swap Contracts	Level 2	$27,776	$35,243
At April 30, 2024 and October 31, 2023, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of April 30, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At April 30, 2024	$139,113	$136,346	$(2,767)
At October 31, 2023	$114,835	$110,555	$(4,280)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2023 Form 10-K for additional information regarding our methodology for determining fair value. Impairments of inventory were insignificant during the three-months and six-month periods ended April 30, 2024 and 2023 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of these impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		April 30, 2024		October 31, 2023
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,115,750	$1,091,970	$1,167,378	$1,150,704
Senior notes (2)	Level 1	1,600,000	1,532,377	1,600,000	1,481,220
Mortgage company loan facility (3)	Level 2	127,541	127,541	100,058	100,058
		$2,843,291	$2,751,888	$2,867,436	$2,731,982
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Interest income	$9,007	$6,760	$19,475	$14,078
Income (loss) from ancillary businesses	4,907	2,858	5,747	(91)
Management fee income earned by home building operations	1,157	659	2,306	2,062
Gain on litigation settlements – net	—	—	—	27,683
Other	5,295	(97)	4,756	(637)
Total other income – net	$20,366	$10,180	$32,284	$43,095
Income (loss) from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Revenues	$39,159	$33,275	$71,460	$61,181
Expenses	$34,252	$30,417	$65,713	$61,272
In three-month and six-month periods ending April 30, 2024, our smart home technology business recognized a $4.4 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. No similar amounts were recognized in the three-month and six-month periods ending April 30, 2023.
In three-month and six-month periods ending April 30, 2024, we recognized $5.0 million of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations. In three-month and six-month periods ending April 30, 2023, we recognized $0.4 million of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations.
In the three-month periods ended April 30, 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $9.5 million and $8.1 million, respectively. In the six-month periods ended April 30, 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $17.1 million and $16.7 million, respectively.

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
Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2024	October 31, 2023
Aggregate purchase price:
Unrelated parties	$4,600,085	$4,191,160
Unconsolidated entities that the Company has investments in	31,473	31,477
Total	$4,631,558	$4,222,637

Deposits against aggregate purchase price	$445,650	$449,925
Additional cash required to acquire land	4,185,908	3,772,712
Total	$4,631,558	$4,222,637
Amount of additional cash required to acquire land included in accrued expenses	$345,273	$254,030
In addition, we expect to purchase approximately 8,400 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2024, we also had purchase contracts to acquire land for apartment developments of approximately $245.2 million, of which we had outstanding deposits in the amount of $12.6 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2024, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2024, we had outstanding surety bonds amounting to $918.7 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We estimate that approximately $313.2 million of work remains on these improvements. We have an additional $328.3 million of surety bonds outstanding that guarantee other obligations. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2024, we had outstanding letters of credit of $170.0 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At April 30, 2024, we had provided financial guarantees of $25.7 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At April 30, 2024, we had agreements of sale outstanding to deliver 7,093 homes with an aggregate sales value of $7.38 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2024	October 31, 2023
Aggregate mortgage loan commitments:
IRLCs	$339,137	$354,716
Non-IRLCs	1,843,266	1,818,486
Total	$2,182,403	$2,173,202
Investor commitments to purchase:
IRLCs	$339,137	$354,716
Mortgage loans held for sale	129,623	104,703
Total	$468,760	$459,419
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023

Revenues:
North	$335,215	$381,316	$607,872	$704,110
Mid-Atlantic	376,110	309,587	640,264	498,704
South	658,374	519,351	1,191,260	912,232
Mountain	603,568	674,234	1,056,949	1,154,446
Pacific	674,687	605,870	1,083,679	970,638
Total home building	2,647,954	2,490,358	4,580,024	4,240,130
Corporate and other	(934)	(260)	(1,168)	(610)
	2,647,020	2,490,098	4,578,856	4,239,520
Land sales and other revenues (1)	190,466	16,881	206,478	47,628
Total consolidated	$2,837,486	$2,506,979	$4,785,334	$4,287,148

Income (loss) before income taxes:
North	$51,422	$50,922	$84,443	$87,556
Mid-Atlantic	254,525	64,428	304,043	87,351
South	126,465	88,721	224,895	141,167
Mountain	81,950	133,942	162,114	221,246
Pacific	170,881	157,524	274,534	236,501
Total home building	685,243	495,537	1,050,029	773,821
Corporate and other	(35,464)	(64,945)	(89,089)	(89,433)
Total consolidated	$649,779	$430,592	$960,940	$684,388
(1)    Included in the three and six months ended April 30, 2024 is a $185.0 million land sale related to our Mid-Atlantic segment, as further discussed in Note 1, “Significant Accounting Policies”.
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2024	October 31, 2023
North	$1,450,260	$1,281,479
Mid-Atlantic	1,416,149	1,323,381
South	2,665,914	2,399,055
Mountain	2,956,251	2,666,874
Pacific	2,272,133	2,175,776
Total home building	10,760,707	9,846,565
Corporate and other	2,489,652	2,680,453
Total consolidated	$13,250,359	$12,527,018
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

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
North	$38	$290	$533	$431
Mid-Atlantic	2,703	5,080	2,895	6,320
South	647	30	727	481
Mountain	25,000	5,487	25,674	5,618
Pacific	40	182	70	6,223
Total consolidated	$28,428	$11,069	$29,899	$19,073
We have also recognized $0.6 million of land impairment charges included in land sales and other cost of revenues during the three-month and six-month periods ended April 30, 2024, which was in our Mid-Atlantic segment. We recognized $4.7 million of similar charges during the three-month period ended April 30, 2023, of which $2.2 million and $2.5 million were in our Pacific and Corporate and other segments, respectively. In the six-month period ended April 30, 2023, we recognized $17.7 million of similar charges of which $2.7 million, $10.3 million, $2.2 million, and $2.5 million were in our North, Mid-Atlantic, Pacific and Corporate and other segments, respectively.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2024	2023
Cash flow information:
Income tax paid – net	$186,108	$291,196
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$224,183	$110,759
Transfer of other assets to property, construction and office equipment - net	$—	$12,268
Unrealized loss on derivatives	$(7,466)	$(11,796)

	At April 30,
	2024	2023
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,030,530	$761,945
Restricted cash included in receivables, prepaid expenses, and other assets	56,924	47,716
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$1,087,454	$809,661

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
OVERVIEW
Our Business Environment and Current Outlook
Although mortgage rates have remained elevated compared to the years preceding the Federal Reserve’s latest rate-hiking cycle, demand for new homes remained solid in the second quarter of fiscal 2024. We attribute the strength in demand to a resilient economy, favorable demographic trends and the continued imbalance in the supply and demand of for-sale homes, which has been caused by both the persistent underproduction of homes relative to household formations and by very low levels of resale inventory on the market. In addition, because we focus on the luxury segment of the market, our home buyers are generally more affluent than the average consumer and tend to be less sensitive to the affordability pressures caused by higher mortgage rates. In the three months ended April 30, 2024, we signed 3,041 net contracts with an aggregate value of $2.94 billion as compared to 2,333 net contracts with an aggregate value of $2.28 billion in the three months ended April 30, 2023. Year-over-year, net signed contracts increased 30% in units and 29% in dollars, respectively, in the second quarter of fiscal 2024. This increase in the number and value of net signed contracts reflects both the solid demand environment for new homes and the year-over-year increase in the number of communities from which we were selling during the quarter. At the end of the second quarter of fiscal 2024, we were selling from 386 communities, a 10% increase compared to the 350 communities in operation at the end of the second quarter of fiscal 2023. While it is difficult to predict the near-term impact on home demand of changes in the economy, including the impact of changes in mortgage rates, inflation expectations and consumer sentiment, over the longer term we continue to believe that the market for new homes will benefit from strong housing market fundamentals.
In the three months ended April 30, 2024, home sales revenue increased 6% as compared to the three months ended April 30, 2023. In the quarter, we delivered 2,641 homes with an average delivered price of $1,002,300, as compared to 2,492 delivered homes at an average price of $999,200 in the second quarter of fiscal 2023. The year-over-year increase in the number of homes delivered was partially a result of improvements in our cycle times, as supply chain and labor disruptions have largely normalized, the year-over-year increase in the number of communities we were operating from during the second quarter of fiscal 2024, and a higher backlog conversion ratio. While most of our homes have historically been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer, in recent quarters, we have increased the number of quick move-in homes (or “spec” homes) in our inventory, which are homes started without a signed agreement with a customer. In the second quarter of fiscal 2024, 54% of net signed contracts were spec homes and the remainder were build-to-order. Spec homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that wish to take delivery within a short time frame. We sell our spec homes at various stages of construction and determine how many such homes to offer within each community based on local market factors, our current and planned sales pace and construction cadence for the community.

Financial and Operational Highlights
In the three-month period ended April 30, 2024, we recognized $2.84 billion of revenues, consisting of $2.65 billion of home sales revenue and $190.5 million of land sales and other revenue, and net income of $481.6 million, as compared to $2.51 billion of revenues, consisting of $2.49 billion of home sales revenue and $16.9 million of land sales and other revenue, and net income of $320.2 million in the three-month period ended April 30, 2023. Land sales and other revenue and net income in the fiscal 2024 period included $185.0 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In the three-month periods ended April 30, 2024 and 2023, the value of net contracts signed was $2.94 billion (3,041 homes) and $2.28 billion (2,333 homes), respectively.
In the six-month period ended April 30, 2024, we recognized $4.79 billion of revenues, consisting of $4.58 billion of home sales revenues and $206.5 million of land sales and other revenues, and net income of $721.2 million, as compared to $4.29 billion of revenues, consisting of $4.24 billion of home sales revenues and $47.6 million of land sales and other revenues, and net income of $511.7 million in the six-month period ended April 30, 2023.
In the six-month periods ended April 30, 2024 and 2023, the value of net contracts signed was $5.01 billion (5,083 homes) and $3.73 billion (3,794 homes), respectively.
The value of our backlog at April 30, 2024 was $7.38 billion (7,093 homes), as compared to our backlog at April 30, 2023 of $8.38 billion (7,574 homes). Our backlog at October 31, 2023 was $6.95 billion (6,578 homes), as compared to backlog of $8.87 billion (8,098 homes) at October 31, 2022.
At April 30, 2024, we had $1.03 billion of cash and cash equivalents on hand and approximately $1.74 billion available under our $1.905 billion revolving credit facility (the “Revolving Credit Facility”). At April 30, 2024, we had no borrowings and we had approximately $170.0 million of outstanding letters of credit under the Revolving Credit Facility.
At April 30, 2024, we owned or controlled through options approximately 71,800 home sites, as compared to approximately 70,700 at October 31, 2023; and approximately 76,000 at October 31, 2022. Of the approximately 71,800 total home sites that we owned or controlled through options at April 30, 2024, we owned approximately 37,000 and controlled approximately 34,800 through options. Of the 37,000 home sites owned, approximately 18,500 were substantially improved. In addition, as of April 30, 2024, we expect to purchase approximately 8,400 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2024, we were selling from 386 communities, compared to 370 at October 31, 2023; and 350 at April 30, 2023.
At April 30, 2024, our total stockholders’ equity and our debt to total capitalization ratio were $7.31 billion and 0.28 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and six months ended April 30, 2024 and 2023 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended April 30,			Six months ended April 30,
	2024	2023	% Change	2024	2023	% Change
Revenues:
Home sales	$2,647.0	$2,490.1	6%	$4,578.9	$4,239.5	8%
Land sales and other	190.5	16.9	NM	206.5	47.6	334%
	2,837.5	2,507.0	13%	4,785.3	4,287.1	12%
Cost of revenues:
Home sales	1,963.3	1,832.9	7%	3,362.5	3,133.8	7%
Land sales and other	13.0	20.9	(38)%	23.1	63.3	(63)%
	1,976.3	1,853.7	7%	3,385.6	3,197.1	6%
Selling, general and administrative	237.7	227.5	4%	467.7	439.0	7%
Income from operations	623.5	425.7	46%	931.9	651.0	43%
Other
Income (loss) from unconsolidated entities	5.9	(5.3)	(211)%	(3.3)	(9.7)	(66)%
Other income – net	20.4	10.2	100%	32.3	43.1	(25)%
Income before income taxes	649.8	430.6	51%	960.9	684.4	40%
Income tax provision	168.2	110.4	52%	239.8	172.6	39%
Net income	$481.6	$320.2	50%	$721.2	$511.7	41%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.2%	73.6%		73.4%	73.9%
Land sales and other cost of revenues as a percentage of land sales and other revenues	6.8%	123.5%		11.2%	132.9%
SG&A as a percentage of home sale revenues	9.0%	9.1%		10.2%	10.4%
Effective tax rate	25.9%	25.6%		25.0%	25.2%

Deliveries – units	2,641	2,492	6%	4,568	4,318	6%
Deliveries – average delivered price (in ‘000s)	$1,002.3	$999.2	—%	$1,002.4	$981.8	2%

Net contracts signed – value	$2,941.0	$2,275.3	29%	$5,005.8	$3,729.5	34%
Net contracts signed – units	3,041	2,333	30%	5,083	3,794	34%
Net contracts signed – average contracted price (in ‘000s)	$967.1	$975.3	(1)%	$984.8	$983.0	—%

	At April 30,			At October 31,
	2024	2023	% Change	2023	2022	% Change
Backlog – value	$7,378.0	$8,376.3	(12)%	6,945.3	8,874.1	(22)%
Backlog – units	7,093	7,574	(6)%	6,578	8,098	(19)%
Backlog – average contracted price (in ‘000s)	$1,040.2	$1,105.9	(6)%	$1,055.8	$1,095.8	(4)%
NM: Not meaningful.
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

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended April 30, 2024 compared to the three months ended April 30, 2023
The increase in home sale revenues for the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, was primarily attributable to a 6% increase in the number of homes delivered. The increase in the number of homes delivered in the three months ended April 30, 2024 was primarily due to more deliveries of spec homes, coupled with a higher backlog conversion in the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily as a result of improvement in build times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, most significantly in the Mountain and Pacific regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2024, as compared to the three months ended April 30, 2023, was principally due to a higher inventory impairment charges in the fiscal 2024 period.
Six months ended April 30, 2024 compared to the six months ended April 30, 2023
The increase in home sale revenues for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, was primarily attributable to a 6% increase in the number of homes delivered and a 2% increase in the average price of homes delivered. The increase in the number of homes delivered in the six months ended April 30, 2024 was primarily due to more deliveries of spec homes, coupled with a higher backlog conversion in the six months ended April 30, 2024 compared to the six months ended April 30, 2023, primarily as a result of improvement in build times. These factors are offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, most significantly in the Mountain and Pacific regions. The increase in the average delivered home price was mainly due to sales price increases, as well as an increase in homes delivered in more expensive product types/geographic regions, most notably in the Pacific region.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, for the six months ended April 30, 2024, as compared to the six months ended April 30, 2023, was principally due to a shift in the mix of revenues to higher margin products/areas, sales price increases outpacing cost increases for homes delivered, and lower interest expense as a percentage of home sales revenues, offset, in part, by higher inventory impairment charges in the fiscal 2024 period. In the six months ended April 30, 2024 and 2023, interest expense, as a percentage of home sales revenues, was 1.3% and 1.5%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our urban luxury condominium communities. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The increase in land sales and other revenues during the three and six months ended April 30, 2024 compared to the three and six months ended April 30, 2023 was primarily due to the sale of a land parcel to a commercial developer for net cash proceeds of $180.7 million which resulted in a pre-tax gain of $175.2 million. The increase in land sales and other cost of revenues as a percentage of land sales and other revenues was also positively impacted by lower impairment charges in the fiscal 2024 periods. We recognized $0.6 million of impairment charges in each of the three and six month periods ended April 30, 2024, in connection with planned land sales. This compares to $4.7 million and $17.7 million of land sales and other impairment charges recognized in the three and six months ended April 30, 2023, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $10.2 million in the three-month period ended April 30, 2024, as compared to the three-month period ended April 30, 2023. As a percentage of home sales revenues, SG&A expense was 9.0% in the three months ended April 30, 2024, as compared to 9.1% in the three months ended April 30, 2023. The dollar increase in SG&A expenditures was due primarily to higher commissions and marketing spend from greater sales volume and increased community count. The decrease in SG&A expense as a percentage of revenues was due to a relatively lower increase in SG&A expenditures compared to the 6% increase in revenues.
SG&A expenditures increased by $28.7 million in the fiscal 2024 six-month period, as compared to the fiscal 2023 six-month period. As a percentage of home sales revenues, SG&A expense was 10.2% in the fiscal 2024 period, as compared to 10.4% in the fiscal 2023 period. The dollar increase in SG&A expenditures was primarily due to higher commissions and marketing spend from greater sales volume and increased community count. The decrease in SG&A expense as a percentage of revenues was due to revenues increasing 8% year-over-year in the fiscal 2024 period, while SG&A expenditures increased 7%.
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
In the three-month period ended April 30, 2024, we recognized income from unconsolidated entities of $5.9 million as compared to a loss of $5.3 million in the prior year period. The increase was primarily due a $21.0 million gain in the fiscal 2024 period related to our share of the gain from a property sale by one of our Rental Property Joint Ventures. This increase was offset, in part, by higher losses by various Rental Property Joint Ventures that are currently in the development or lease-up phase, losses incurred by two Home Building Joint Ventures, and lower earnings from a Land Development Joint Venture due to reduced volume of sales.
In the six-month period ended April 30, 2024, we recognized a loss from unconsolidated entities of $3.3 million, as compared to a loss of $9.7 million in the prior year period. The decrease in losses was primarily due a $21.0 million gain in the fiscal 2024 period related to our share of the gain from a property sale by one of our Rental Property Joint Ventures. This increase was offset, in part, by higher losses by various Rental Property Joint Ventures that are currently in the development or lease-up phase, losses incurred by two Home Building Joint Ventures, and lower earnings from a Land Development Joint Venture due to reduced volume of sales.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Interest income	$9,007	$6,760	$19,475	$14,078
Income (loss) from ancillary businesses	4,907	2,858	5,747	(91)
Management fee income earned by home building operations	1,157	659	2,306	2,062
Gain on litigation settlements – net	—	—	—	27,683
Other	5,295	(97)	4,756	(637)
Total other income – net	$20,366	$10,180	$32,284	$43,095
The increase in interest income in the six month and three month periods ended April 30, 2024 was primarily due to higher interest rates on invested cash balances.
The increases in income from ancillary businesses in the three and six month periods ended April 30, 2024, were mainly due to a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business. In addition, the fiscal 2024 periods benefited from higher income from our mortgage and title operations due to increased volume. These increases were offset, in part, by higher operating losses incurred in our apartment living operations. Our apartment living operations were also impacted by $5.0 million of write-offs related to previously incurred costs that we believed not to be recoverable in three-month and six-month periods ended April 30, 2024, compared to $0.4 million in the three-month and six-month periods ended April 30, 2023.

The increases in management fee income earned by our home building operations in the three month and six month periods ended April 30, 2024 were primarily related to an increase in fees from certain of our Rental Property Joint Ventures.
The gain on litigation settlements - net in six months ended April 30, 2023 primarily relates to the settlement of an insurance claim. No similar gains occurred in the fiscal 2024 period.
The increases in “other” in the three month and six month periods ended April 30, 2024 were primarily due to a $5.0 gain recognized related to an investment we held in a privately held company which sold substantially all of its assets to a third party during the period.
Income Before Income Taxes
For the three-month period ended April 30, 2024, we reported income before income taxes of $649.8 million, as compared to $430.6 million in the three-month period ended April 30, 2023.
For the six-month period ended April 30, 2024, we reported income before income taxes of $960.9 million, as compared to $684.4 million in the six-month period ended April 30, 2023.
Income Tax Provision
In the three-month periods ended April 30, 2024 and April 30, 2023, we recognized income tax provisions of $168.2 million and $110.4 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2024 and 2023 periods, our federal tax provisions would have been $136.5 million and $90.4 million, in the three-month periods ended April 30, 2024 and 2023, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by excess tax benefits related to stock-based compensation.
We recognized income tax provisions of $239.8 million and $172.6 million in the six-month periods ended April 30, 2024 and April 30, 2023, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2024 and 2023 periods, our federal tax provisions would have been $201.8 million and $143.7 million, in the six-month periods ended April 30, 2024 and April 30, 2023, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended April 30, 2024 and 2023, the value of net contracts signed was $2.94 billion (3,041 homes) and $2.28 billion (2,333 homes), respectively. The aggregate value of net contracts signed increased $665.7 million, or 29.3%, in the three-month period ended April 30, 2024, as compared to the three-month period ended April 30, 2023. The increase in the aggregate value of net contracts signed was due to a 30.3% increase in the number of net contracts signed offset, in part, by a 0.8% decrease in the average value of each signed contract. The increase in the number of net contracts signed reflects both the solid demand environment for new homes and the year-over-year increase in the number of communities from which we were operating during the period. The average value of each signed contract in the three-months ended April 30, 2024 was essentially flat compared to the prior year period.
In the six-month periods ended April 30, 2024 and 2023, the value of net contracts signed was $5.01 billion (5,083 homes) and $3.73 billion (3,794 homes), respectively. The aggregate value of net contracts signed increased $1.28 billion, or 34.2%, in the six-month period ended April 30, 2024, as compared to the six-month period ended April 30, 2023. The increase in the aggregate value of net contracts signed was due to a 34.0% increase in the number of net contracts signed and an 0.2% increase in the average value attributed to each signed contract. The increase in the number of net contracts signed reflects both the solid the solid demand environment and the year-over-year increase in the number of communities from which we were operating during the period. The average value of each signed contract in the six-months ended April 30, 2024 was essentially flat compared to the prior year period.
Backlog
The value of our backlog at April 30, 2024 decreased 12% to $7.38 billion (7,093 homes), as compared to $8.38 billion (7,574 homes) at April 30, 2023. Our backlog at October 31, 2023 and 2022 was $6.95 billion (6,578 homes) and $8.87 billion (8,098 homes), respectively. The decrease in the value of our backlog at April 30, 2024 as compared to April 30, 2023, is due to a 6% decrease in the number of homes in backlog and a 6% decrease in the average contracted price per home. These decreases are primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered.
For more information regarding results of operations by segment, see “Segments” in this MD&A.

CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, credit arrangements with third parties, and the public capital markets.
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. We also use cash to pay dividends on our common stock and may from time to time repay debt and make share repurchases with cash flows from operations and other sources. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At April 30, 2024, we had $1.03 billion of cash and cash equivalents on hand and approximately $1.74 billion available for borrowing under our Revolving Credit Facility. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.905 billion, which we have the ability to increase up to $3.0 billion with the consent of lenders, and is scheduled to mature on February 14, 2028. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. We are also a party to a $650.0 million unsecured Term Loan Facility of which $487.5 million matures on February 14, 2028, $60.9 million matures on November 1, 2026 and the remaining $101.6 million matures on November 1, 2025.
Short-term Liquidity and Capital Resources
For the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or matures, land purchases and inventory additions needed to grow our business (which could occur directly or indirectly through builder acquisitions), long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of April 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for amounts outstanding as of April 30, 2024, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At April 30, 2024, we had investments in these entities of $1.00 billion and were committed to invest or advance up to an additional $319.4 million to these entities if they require additional funding. At April 30, 2024, we had agreed to terms for the acquisition of 369 home sites from four joint ventures for an estimated aggregate purchase price of $31.5 million. We also expect to purchase approximately 8,400 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of April 30, 2024, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2024, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.22 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $694.8 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2024, the unconsolidated entities had borrowed an aggregate of $2.00 billion, of which we estimate $590.6 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.5 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of April 30, 2024, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At April 30, 2024 and October 31, 2023, we had $1.03 billion and $1.30 billion, respectively, of cash and cash equivalents. Cash provided by operating activities during the six-month period ended April 30, 2024 was $152.0 million. Cash provided by operating activities during the fiscal 2024 period was primarily related to net income (adjusted for stock-based compensation, depreciation and amortization, losses and distributions of earnings from unconsolidated entities, deferred taxes, impairments and gain on sale of assets); increases in accounts payable and accrued expenses, and current income taxes – net. This activity was offset, in part, by an increase in inventory; mortgage loans originated, net of mortgage loans sold, a decrease in customer deposits – net; and an increase in receivables, prepaid expenses, and other assets.

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
Investing Activities
In the six-month period ended April 30, 2024, cash used in investing activities was $100.7 million, which was primarily related to $99.6 million used to fund our investments in unconsolidated entities and $29.7 million used for the purchase of property and equipment. This activity was offset, in part, by $29.3 million of cash received as returns from our investments in unconsolidated entities.
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
Financing Activities
We used $308.2 million of cash in financing activities in the six-month period ended April 30, 2024, primarily for the repurchase of $180.1 million of our common stock, the payments of $77.7 million of loans payable, net of borrowings, the payment of dividends on our common stock of $47.1 million, and $3.5 million of payments related to stock-based benefit plans - net.
We used $635.3 million of cash in financing activities in the six-month period ended April 30, 2023, primarily for the redemption of $400.0 million of senior notes, payments of $118.9 million of loans payable, net of borrowings, the payment of dividends on our common stock of $46.3 million the repurchase of $93.1 million of our common stock and payments of $5.3 million of debt issuance costs. This activity was offset, in part, by $28.3 million of proceeds related to stock-based benefit plans - net.
CRITICAL ACCOUNTING ESTIMATES
As disclosed in our 2023 Form 10-K, our most critical accounting estimates relate to inventory, cost of revenue recognition, warranty and self-insurance, and investments in unconsolidated entities. Since October 31, 2023, there have been no material changes to those critical accounting estimates.
SUPPLEMENTAL GUARANTOR INFORMATION
At April 30, 2024, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

April 30, 2024
Assets
Cash	$880.5
Inventory	$9,808.0
Amount due from Non-Guarantor Subsidiaries	$739.8
Total assets	$12,218.1

Liabilities & Stockholders' Equity
Loans payable	$1,016.2
Senior notes	$1,596.6
Total liabilities	$5,279.8
Stockholders' equity	$6,938.3
Summarized Statement of Operations Data (amounts in millions):

For the six months ended April 30, 2024
Revenues	$4,691.8
Cost of revenues	$3,318.7
Selling, general and administrative	$463.6
Income before income taxes	$939.3
Net income	$704.9

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
Units Delivered and Revenues:

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$335.2	$381.3	(12)%	349	408	(14)%	$960.5	$934.6	3%
Mid-Atlantic	376.1	309.6	21%	378	274	38%	$995.0	$1,129.9	(12)%
South	658.4	519.4	27%	804	659	22%	$818.9	$788.1	4%
Mountain	603.6	674.2	(10)%	686	767	(11)%	$879.8	$879.1	—%
Pacific	674.7	605.9	11%	424	384	10%	$1,591.2	$1,577.8	1%
Total home building	2,648.0	2,490.4	6%	2,641	2,492	6%	$1,002.6	$999.3	—%
Other	(1.0)	(0.3)
Total home sales revenue	2,647.0	2,490.1	6%	2,641	2,492	6%	$1,002.3	$999.2	—%
Land sales and other revenue	190.5	16.9
Total revenue	$2,837.5	$2,507.0

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$607.9	$704.1	(14)%	638	765	(17)%	$952.8	$920.4	4%
Mid-Atlantic	640.3	498.7	28%	655	440	49%	$977.6	$1,133.4	(14)%
South	1,191.3	912.3	31%	1,435	1,148	25%	$830.2	$794.7	4%
Mountain	1,056.9	1,154.4	(8)%	1,171	1,315	(11)%	$902.6	$877.9	3%
Pacific	1,083.7	970.6	12%	669	650	3%	$1,619.9	$1,493.2	8%
Total home building	4,580.1	4,240.1	8%	4,568	4,318	6%	$1,002.6	$982.0	2%
Other	(1.2)	(0.6)
Total home sales revenue	4,578.9	4,239.5	8%	4,568	4,318	6%	$1,002.4	$981.8	2%
Land sales and other revenue	206.5	47.6
Total revenue	$4,785.4	$4,287.1
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$422.1	$366.1	15%	412	396	4%	$1,024.6	$924.4	11%
Mid-Atlantic	348.9	325.4	7%	376	316	19%	$928.0	$1,029.7	(10)%
South	746.8	590.9	26%	892	749	19%	$837.2	$789.0	6%
Mountain	814.6	449.4	81%	944	529	78%	$862.9	$849.5	2%
Pacific	608.6	543.5	12%	417	343	22%	$1,459.4	$1,584.6	(8)%
Total consolidated	$2,941.0	$2,275.3	29%	3,041	2,333	30%	$967.1	$975.3	(1)%

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$751.0	$681.3	10%	737	724	2%	$1,019.0	$941.0	8%
Mid-Atlantic	587.6	589.5	—%	622	567	10%	$944.7	$1,039.7	(9)%
South	1,216.7	919.4	32%	1,467	1,164	26%	$829.4	$789.9	5%
Mountain	1,313.4	713.3	84%	1,485	828	79%	$884.4	$861.5	3%
Pacific	1,137.1	826.0	38%	772	511	51%	$1,472.9	$1,616.4	(9)%
Total consolidated	$5,005.8	$3,729.5	34%	5,083	3,794	34%	$984.8	$983.0	—%

Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$1,108.0	$1,097.6	1%	1,055	1,081	(2)%	$1,050.3	$1,015.3	3%
Mid-Atlantic	900.8	1,052.3	(14)%	912	969	(6)%	$987.7	$1,085.9	(9)%
South	2,120.2	2,362.4	(10)%	2,344	2,539	(8)%	$904.5	$930.4	(3)%
Mountain	1,836.2	2,161.1	(15)%	1,891	2,037	(7)%	$971.0	$1,060.9	(8)%
Pacific	1,412.8	1,702.9	(17)%	891	948	(6)%	$1,585.6	$1,796.3	(12)%
Total consolidated	$7,378.0	$8,376.3	(12)%	7,093	7,574	(6)%	$1,040.2	$1,105.9	(6)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
North	$964.1	$1,119.5	(14)%	956	1,122	(15)%	$1,008.5	$997.8	1%
Mid-Atlantic	953.0	960.5	(1)%	945	842	12%	$1,008.4	$1,140.7	(12)%
South	2,093.4	2,352.5	(11)%	2,312	2,523	(8)%	$905.5	$932.4	(3)%
Mountain	1,577.7	2,597.3	(39)%	1,577	2,524	(38)%	$1,000.5	$1,029.0	(3)%
Pacific	1,357.1	1,844.3	(26)%	788	1,087	(28)%	$1,722.2	$1,696.7	2%
Total consolidated	$6,945.3	$8,874.1	(22)%	6,578	8,098	(19)%	$1,055.8	$1,095.8	(4)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended April 30,			Six months ended April 30,
	2024	2023	% Change	2024	2023	% Change

North	$51.4	$50.9	1%	$84.4	$87.6	(4)%
Mid-Atlantic	254.5	64.4	295%	304.0	87.3	248%
South	126.5	88.7	43%	224.9	141.2	59%
Mountain	82.0	133.9	(39)%	162.1	221.2	(27)%
Pacific	170.9	157.5	9%	274.5	236.5	16%
Total home building	685.3	495.4	38%	1,049.9	773.8	36%
Corporate and other	(35.5)	(64.8)	45%	(89.0)	(89.4)	—%
Total consolidated	$649.8	$430.6	51%	$960.9	$684.4	40%

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

FISCAL 2024 COMPARED TO FISCAL 2023
North

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$335.2	$381.3	(12)%	$607.9	$704.1	(14)%
Units delivered	349	408	(14)%	638	765	(17)%
Average delivered price ($ in thousands)	$960.5	$934.6	3%	$952.8	$920.4	4%

Net Contracts Signed:
Net contract value ($ in millions)	$422.1	$366.1	15%	$751.0	$681.3	10%
Net contracted units	412	396	4%	737	724	2%
Average contracted price ($ in thousands)	$1,024.6	$924.4	11%	$1,019.0	$941.0	8%

Home sales cost of revenues as a percentage of home sale revenues	77.9%	80.0%		78.0%	79.3%

Income before income taxes ($ in millions)	$51.4	$50.9	1%	$84.4	$87.6	(4)%

Number of selling communities at April 30,	34	47	(28)%
The decreases in the number of homes delivered in the fiscal 2024 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022 offset, in part, by an increase in spec homes delivered. The increases in the average prices of homes delivered in the fiscal 2024 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The increases in the number of net contracts signed in the fiscal 2024 periods compared to the prior year periods were due to increased demand being offset by a decrease in the average number of selling communities. The increases in the average value of each contract signed in the fiscal 2024 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products and a decrease in sales incentives.
The increase in income before income taxes in the three-month fiscal 2024 period was attributable to lower home sales cost of revenues, as a percentage of home sale revenues and lower SG&A costs, offset, in part, by lower earnings from decreased revenue. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three-month fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas and by lower interest expense as a percentage of home sales revenues.
The decrease in income before income taxes in the six-month fiscal 2024 period was attributable to lower earnings from decreased revenue, offset, in part, by lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the six-month fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. In addition, we recognized $2.7 million of land impairment charges during the six-month fiscal 2023 period in connection with a planned land sale. No similar charge was recognized in the six-month fiscal 2024 period.

Mid-Atlantic

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$376.1	$309.6	21%	$640.3	$498.7	28%
Units delivered	378	274	38%	655	440	49%
Average delivered price ($ in thousands)	$995.0	$1,129.9	(12)%	$977.6	$1,133.4	(14)%

Net Contracts Signed:
Net contract value ($ in millions)	$348.9	$325.4	7%	$587.6	$589.5	—%
Net contracted units	376	316	19%	622	567	10%
Average contracted price ($ in thousands)	$928.0	$1,029.7	(10)%	$944.7	$1,039.7	(9)%

Home sales cost of revenues as a percentage of home sale revenues	72.4%	72.9%		72.6%	72.9%

Income before income taxes ($ in millions)	$254.5	$64.4	295%	$304.0	$87.3	248%

Number of selling communities at April 30,	45	37	22%
The increases in the number of homes delivered in the fiscal 2024 periods were mainly due to an increase in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, higher backlog conversion, and an increase in spec homes delivered. The decreases in the average price of homes delivered in the fiscal 2024 periods were primarily due to a shift in the number of homes delivered to less expensive areas and/or products, as well as an increase in the number of spec homes delivered.
The increases in the number of net contracts signed in the fiscal 2024 periods were mainly due to the increase in the average number of selling communities. The decreases in the average value of each contract signed in the fiscal 2024 periods were mainly due to a shift in the number of contracts signed to less expensive areas and/or products.
The increases in income before income taxes in the fiscal 2024 periods were mainly due to the sale of a land parcel to a commercial developer that resulted in a pre-tax gain of $175.2 million during the three and six months ended April 30, 2024. In addition, income before income taxes in the fiscal 2024 periods benefited from higher earnings from increased revenue, lower home sales cost of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas. In addition, the six-month fiscal 2023 was impacted by a $10.3 million land impairment charge, included in land sales and other cost of revenues, which was recognized in connection with a planned land sale. No similar charge was recognized in the six-month fiscal 2024 period.

South

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$658.4	$519.4	27%	$1,191.3	$912.3	31%
Units delivered	804	659	22%	1,435	1,148	25%
Average delivered price ($ in thousands)	$818.9	$788.1	4%	$830.2	$794.7	4%

Net Contracts Signed:
Net contract value ($ in millions)	$746.8	$590.9	26%	$1,216.7	$919.4	32%
Net contracted units	892	749	19%	1,467	1,164	26%
Average contracted price ($ in thousands)	$837.2	$789.0	6%	$829.4	$789.9	5%

Home sales cost of revenues as a percentage of home sale revenues	73.0%	75.2%		72.7%	75.9%

Income before income taxes ($ in millions)	$126.5	$88.7	43%	$224.9	$141.2	59%

Number of selling communities at April 30,	137	108	27%
The increases in the number of homes delivered in the fiscal 2024 periods were mainly due to an increase in spec homes delivered and higher backlog conversion, offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The increases in the average price of homes delivered in the fiscal 2024 periods were primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The increases in the number of net contracts signed in the fiscal 2024 periods were due principally to an increase in the average number of selling communities, offset, in part by lower demand. The increases in the average value of each contract signed in the fiscal 2024 periods were primarily due to a shift in the number of contracts signed to more expensive areas or product types.
The increases in income before income taxes in the fiscal 2024 periods were principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 period was primarily due to a shift in product mix/areas to higher-margin areas, sales price increases and lower interest expense as a percentage of home sales revenues.
Mountain

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$603.6	$674.2	(10)%	$1,056.9	$1,154.4	(8)%
Units delivered	686	767	(11)%	1,171	1,315	(11)%
Average delivered price ($ in thousands)	$879.8	$879.1	—%	$902.6	$877.9	3%

Net Contracts Signed:
Net contract value ($ in millions)	$814.6	$449.4	81%	$1,313.4	$713.3	84%
Net contracted units	944	529	78%	1,485	828	79%
Average contracted price ($ in thousands)	$862.9	$849.5	2%	$884.4	$861.5	3%

Home sales cost of revenues as a percentage of home sale revenues	79.5%	73.9%		77.3%	73.6%

Income before income taxes ($ in millions)	$82.0	$133.9	(39)%	$162.1	$221.2	(27)%

Number of selling communities at April 30,	126	111	14%
The decreases in the number of homes delivered in the fiscal 2024 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, partially offset by higher backlog conversion and an increase in spec homes delivered in the fiscal 2024 periods. The average price of homes delivered in the three-month fiscal 2024 period was essentially flat compared to the three-month fiscal 2023 period. The increase in the average price of homes delivered in the six-month fiscal 2024 period was primarily due to a shift in the number of contracts delivered to more expensive areas or product types.
The increases in the number of net contracts signed in the fiscal 2024 periods were primarily due to improved demand and an increase in the number of selling communities. The increases in the average value of each contract signed in the fiscal 2024 periods were mainly due to a shift in the number of contracts signed to more expensive areas or product types.
The decreases in income before income taxes in the fiscal 2024 periods were due mainly to lower earnings from decreased revenues in the fiscal 2024 periods and higher home sales cost of revenues, as a percentage of home sale revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 periods were primarily due to a shift in product mix/areas to lower-margin areas. The fiscal 2024 periods were also impacted by higher inventory impairment charges, principally due to $24.9 million impairment charge associated with one master-planned community.
Pacific

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$674.7	$605.9	11%	$1,083.7	$970.6	12%
Units delivered	424	384	10%	669	650	3%
Average delivered price ($ in thousands)	$1,591.2	$1,577.8	1%	$1,619.9	$1,493.2	8%

Net Contracts Signed:
Net contract value ($ in millions)	$608.6	$543.5	12%	$1,137.1	$826.0	38%
Net contracted units	417	343	22%	772	511	51%
Average contracted price ($ in thousands)	$1,459.4	$1,584.6	(8)%	$1,472.9	$1,616.4	(9)%

Home sales cost of revenues as a percentage of home sale revenues	69.3%	68.0%		68.2%	68.8%

Income before income taxes ($ in millions)	$170.9	$157.5	9%	$274.5	$236.5	16%

Number of selling communities at April 30,	44	47	(6)%
The increases in the number of homes delivered in the fiscal 2024 periods were mainly due to higher backlog conversion and an increase in spec homes delivered, offset, in part, by a lower number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The average price of homes delivered in the three-month fiscal 2024 period was essentially flat compared to the prior year period. The increase in the average price of homes delivered in the six-month fiscal 2024 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The increases in the number of net contracts signed in the fiscal 2024 periods were primarily due to improved demand, offset, in part, by a decrease in the number of selling communities in the fiscal 2024 periods. The decreases in the average value of each contract signed in the fiscal 2024 periods were primarily due to a shift in the number of contracts signed to less expensive areas or product types, offset, in part, by decreased sales incentives.
The increase in income before income taxes in the three-month fiscal 2024 period was mainly due to higher earnings from increased revenues in the fiscal 2024 period and lower land impairment charges. We recognized a $2.2 million land impairment charge, included in land sales and other cost of revenues, during the three-month fiscal 2023 period in connection with a planned land sale. No similar charge was recognized in the fiscal 2024 period. These increases were offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues, and higher SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues.
The increase in income before income taxes in the six-month fiscal 2024 period was mainly due to higher earnings from increased revenues, lower home sales cost of revenues, as a percentage of home sales revenues, and lower land impairment charges. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues. We recognized a $2.2 million land impairment charge, included in land sales and other cost of revenues, during the six-month fiscal 2023 period in connection with a planned land sale. No similar charge was recognized in the fiscal 2024 period. These increases were offset, in part, by higher SG&A costs.
Corporate and Other
In the three months ended April 30, 2024 and 2023, loss before income taxes was $35.5 million and $64.8 million, respectively. The decrease in the loss before income taxes in the fiscal 2024 period was principally due a $21.0 million gain in the fiscal 2024 period related to our share of the gain from a property sale by one of our Rental Property Joint Ventures, a $5.0 million gain recognized from an investment we held in a privately held company that sold substantially all of its assets to a third party during the period, a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business, an increase in interest income and higher earnings from our mortgage company operations primarily due to increased volume. These increases were offset, in part, by higher losses by various Rental Property Joint Ventures that are currently in the development or lease-up phase, losses incurred by two Home Building Joint Ventures, and higher operating losses incurred in our apartment living operations. In addition, we recognized a $2.5 million land impairment charge during the three-month fiscal 2023 period in connection with a planned land sale. No similar charge was recognized during the three-month fiscal 2024 period.
In the six months ended April 30, 2024 and 2023, loss before income taxes was $89.0 million and $89.4 million, respectively. The decrease in the loss before income taxes in the fiscal 2024 period was principally due a $21.0 million gain in the fiscal 2024 period related to our share of the gain from a property sale by one of our Rental Property Joint Ventures, a $5.0 million gain recognized from an investment we held in a privately held company that sold substantially all of its assets to a third party during the period, a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business, an increase in interest income and higher earnings from our mortgage company operations primarily due to increased volume. These increases were offset, in part, by $27.7 million of gains from litigation settlements - net, recognized in the fiscal 2023 period, which did not recur in the 2024 period, higher losses by various Rental Property Joint Ventures that are currently in the development or lease-up phase, losses incurred by two Home Building Joint Ventures, higher operating losses incurred in our apartment living operations and higher SG&A costs. The increase in SG&A costs in the fiscal 2024 period was primarily due to compensation and benefit increases. In addition, we recognized a $2.5 million land impairment charge during the six-month fiscal 2023 period in connection with a planned land sale. No similar charge was recognized during the six-month fiscal 2024 period.
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
The table below sets forth, at April 30, 2024, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2024	$63,640	4.72%	$35,060	7.93%
2025	163,789	5.61%	127,541	7.08%
2026	400,871	4.91%	163,586	7.15%
2027	475,059	4.84%	60,938	6.46%
2028	409,794	4.31%	—
Thereafter	462,328	3.76%	487,500	6.46%
Discounts, premiums and deferred issuance costs - net	(10,170)		(2,625)
Total	$1,965,311	4.56%	$872,000	6.76%
Fair value at April 30, 2024	$1,877,264		$874,625
(a)    Based upon the amount of variable-rate debt outstanding at April 30, 2024, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.7 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 1.15% as of April 30, 2024. These interest rate swaps were designated as cash flow hedges.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2024, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
February 1, 2024 to February 29, 2024	215	$112.07	215	19,785
March 1, 2024 to March 31, 2024	660	$121.85	660	19,125
April 1, 2024 to April 30, 2024	627	$120.41	627	18,498
Total	1,502		1,502
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2024, we withheld 234 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $25,000 of income tax withholdings and we issued the remaining 657 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2024, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2024.

Dividends
During the six months ended April 30, 2024, we paid cash dividends of $0.44 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. At April 30, 2024, under our bank credit agreements, we could have paid up to approximately $3.15 billion of cash dividends.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

4.1*
Thirty-Second Supplemental Indenture dated as of April 30, 2024 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, filed on May 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	May 31, 2024	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 31, 2024	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)