Form 10-Q
period 2024-07-31
Toll Brothers, Inc.
filed 2024-09-04
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2024
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
At August 29, 2024, there were approximately 100,972,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our build-to-order and quick move-in home strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues, profitability, margins and returns; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the impact of public health or other emergencies.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2024	October 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$893,422	$1,300,068
Inventory	10,198,060	9,057,578
Property, construction, and office equipment – net	459,234	323,990
Receivables, prepaid expenses, and other assets (1)	577,993	691,256
Mortgage loans held for sale – at fair value	137,627	110,555
Customer deposits held in escrow	109,783	84,530
Investments in unconsolidated entities (1)	983,592	959,041
	$13,359,711	$12,527,018
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,099,787	$1,164,224
Senior notes	1,596,873	1,596,185
Mortgage company loan facility	125,417	100,058
Customer deposits	523,982	540,718
Accounts payable	675,471	597,582
Accrued expenses	1,777,553	1,548,781
Income taxes payable	129,582	166,268
Total liabilities	5,928,665	5,713,816
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at July 31, 2024 and October 31, 2023	1,129	1,129
Additional paid-in capital	692,700	698,548
Retained earnings	7,701,274	6,675,719
Treasury stock, at cost — 11,998 and 9,146 shares at July 31, 2024 and October 31, 2023, respectively	(1,016,277)	(619,150)
Accumulated other comprehensive income ("AOCI")	36,038	40,910
Total stockholders’ equity	7,414,864	6,797,156
Noncontrolling interest	16,182	16,046
Total equity	7,431,046	6,813,202
	$13,359,711	$12,527,018
(1)    As of July 31, 2024 and October 31, 2023, Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities include $104.6 million and $89.6 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Revenues:
Home sales	$2,724,472	$2,674,602	$7,303,328	$6,914,122
Land sales and other	3,472	13,040	209,950	60,668
	2,727,944	2,687,642	7,513,278	6,974,790

Cost of revenues:
Home sales	1,977,162	1,931,949	5,339,671	5,065,750
Land sales and other	8,778	11,578	31,918	74,863
	1,985,940	1,943,527	5,371,589	5,140,613
Selling, general and administrative	244,813	229,004	712,557	668,038
Income from operations	497,191	515,111	1,429,132	1,166,139
Other:
(Loss) income from unconsolidated entities	(10,514)	30,548	(13,799)	20,813
Other income – net	16,950	7,358	49,234	50,453
Income before income taxes	503,627	553,017	1,464,567	1,237,405
Income tax provision	129,016	138,228	368,781	310,870
Net income	$374,611	$414,789	$1,095,786	$926,535

Other comprehensive (loss) income – net of tax	(3,789)	5,601	(4,872)	1,858
Total comprehensive income	$370,822	$420,390	$1,090,914	$928,393

Per share:
Basic earnings	$3.64	$3.77	$10.51	$8.36
Diluted earnings	$3.60	$3.73	$10.40	$8.28

Weighted-average number of shares:
Basic	102,980	110,003	104,299	110,871
Diluted	104,014	111,123	105,361	111,881

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended July 31, 2024 and 2023:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, April 30, 2024	$1,129	$689,259	$7,350,235	$(772,476)	$39,827	$16,220	$7,324,194
Net income			374,611				374,611
Purchase of treasury stock				(245,852)			(245,852)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(371)		2,051			1,680
Stock-based compensation		3,812					3,812
Dividends declared			(23,572)				(23,572)
Other comprehensive loss					(3,789)		(3,789)
Loss attributable to non-controlling interest						(227)	(227)
Capital contributions – net						189	189
Balance, July 31, 2024	$1,129	$692,700	$7,701,274	$(1,016,277)	$36,038	$16,182	$7,431,046

Balance, April 30, 2023	$1,279	$697,583	$6,632,502	$(945,019)	$33,875	$15,506	$6,435,726
Net income			414,789				414,789
Purchase of treasury stock				(147,283)			(147,283)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(6,091)		24,897			18,806
Stock-based compensation		4,265					4,265
Dividends declared			(23,005)				(23,005)
Other comprehensive income					5,601		5,601
Loss attributable to non-controlling interest						(200)	(200)
Capital contributions – net						1,784	1,784
Balance, July 31, 2023	$1,279	$695,757	$7,024,286	$(1,067,405)	$39,476	$17,090	$6,710,483

See accompanying notes.

For the nine months ended July 31, 2024 and 2023:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2023	$1,129	$698,548	$6,675,719	$(619,150)	$40,910	$16,046	$6,813,202
Net income			1,095,786				1,095,786
Purchase of treasury stock				(427,064)			(427,064)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(31,799)		29,937			(1,862)
Stock-based compensation		25,951					25,951
Dividends declared			(70,231)				(70,231)
Other comprehensive loss					(4,872)		(4,872)
Loss attributable to non-controlling interest						(667)	(667)
Capital contributions - net						803	803
Balance, July 31, 2024	$1,129	$692,700	$7,701,274	$(1,016,277)	$36,038	$16,182	$7,431,046

Balance, October 31, 2022	$1,279	$716,786	$6,166,732	$(916,327)	$37,618	$15,752	$6,021,840
Net income			926,535				926,535
Purchase of treasury stock				(240,486)			(240,486)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(42,319)		89,408			47,089
Stock-based compensation		21,290					21,290
Dividends declared			(68,981)				(68,981)
Other comprehensive income					1,858		1,858
Loss attributable to non-controlling interest						(446)	(446)
Capital contributions - net						1,784	1,784
Balance, July 31, 2023	$1,279	$695,757	$7,024,286	$(1,067,405)	$39,476	$17,090	$6,710,483

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2024	2023
Cash flow provided by operating activities:
Net income	$1,095,786	$926,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,428	54,249
Stock-based compensation	25,951	21,290
Loss (income) from unconsolidated entities	13,799	(20,813)
Distributions of earnings from unconsolidated entities	31,452	69,107
Deferred tax provision	12,035	5,764
Impairment charges and write-offs	46,465	40,137
Gain on sale of assets	(5,042)	—
Other	(1,572)	3,037
Changes in operating assets and liabilities:
Inventory	(952,043)	(165,152)
Origination of mortgage loans	(1,450,854)	(1,137,893)
Sale of mortgage loans	1,427,645	1,248,621
Receivables, prepaid expenses, and other assets	(12,759)	(34,667)
Current income taxes – net	(47,038)	(133,983)
Customer deposits – net	(41,989)	(26,384)
Accounts payable and accrued expenses	130,392	(174,815)
Net cash provided by operating activities	327,656	675,033
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(55,453)	(54,100)
Investments in unconsolidated entities	(134,480)	(162,576)
Return of investments in unconsolidated entities	74,317	74,006
Proceeds from the sale of assets	556	9,041
Other – net	(974)	—
Net cash used in investing activities	(116,034)	(133,629)
Cash flow used in financing activities:
Proceeds from loans payable	2,768,938	2,413,016
Debt issuance costs	(193)	(5,324)
Principal payments of loans payable	(2,865,849)	(2,603,645)
Redemption of senior notes	—	(400,000)
(Payments) proceeds related to stock-based benefit plans – net	(1,859)	47,091
Purchase of treasury stock	(423,559)	(239,320)
Dividends paid	(70,334)	(69,070)
Receipts related to noncontrolling interest – net	167	—
Net cash used in financing activities	(592,689)	(857,252)
Net decrease in cash, cash equivalents, and restricted cash	(381,067)	(315,848)
Cash, cash equivalents, and restricted cash, beginning of period	1,344,341	1,398,550
Cash, cash equivalents, and restricted cash, end of period	$963,274	$1,082,702
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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2023 balance sheet amounts and disclosures have been derived from our October 31, 2023 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (“2023 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of July 31, 2024; the results of our operations and changes in equity for the three-month and nine-month periods ended July 31, 2024 and 2023; and our cash flows for the nine-month periods ended July 31, 2024 and 2023. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we are not able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2024, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $524.0 million and $540.7 million at July 31, 2024 and October 31, 2023, respectively. Of the outstanding customer deposits held as of October 31, 2023, we recognized $120.0 million and $411.2 million in home sales revenues during the three months and nine months ended July 31, 2024, respectively. Of the outstanding customer deposits held as of October 31, 2022, we recognized $150.4 million and $425.5 million in home sales revenues during the three months and nine months ended July 31, 2023, respectively.
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
In February 2024, we sold a parcel of land to a commercial developer for net cash proceeds of $180.7 million, which resulted in a pre-tax gain of $175.2 million during the nine months ended July 31, 2024.

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
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosures in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. On March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these new rules and on April 4, 2024, the SEC voluntarily stayed implementation pending completion of the judicial review. We are currently evaluating the impact of this final rule on our disclosures.

Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2024 presentation.

2. Inventory
Major components of inventory at July 31, 2024 and October 31, 2023 were (amounts in thousands):

	July 31, 2024	October 31, 2023
Land deposits and costs of future communities	$571,400	$549,035
Land and land development costs	2,855,478	2,631,147
Land and land development costs associated with homes under construction	3,488,892	2,916,334
Total land and land development costs	6,915,770	6,096,516

Homes under construction	2,784,577	2,515,484
Model homes (1)	497,713	445,578
	$10,198,060	$9,057,578
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at July 31, 2024 and October 31, 2023 (amounts in thousands):

	July 31, 2024	October 31, 2023
Land controlled for future communities	$204,529	$173,175
Land owned for future communities	614,473	663,413
Operating communities	9,379,058	8,220,990
	$10,198,060	$9,057,578
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, and which are included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Land controlled for future communities	$1,759	$895	$4,518	$9,343
Land owned for future communities	—	369	—	694
Operating communities	3,700	2,100	30,840	12,400
	$5,459	$3,364	$35,358	$22,437
In addition, we recognized $3.8 million and $4.4 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month and nine-month periods ended July 31, 2024, respectively. We recognized $17.7 million of similar impairment charges during the nine-month period ended July 31, 2023. No impairment charges were recognized in land sales and other cost of revenues during the three-month period ended July 31, 2023.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At July 31, 2024, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our risk is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2024, we determined that 260 land purchase contracts, with an aggregate purchase price of $4.79 billion, on which we had made aggregate deposits totaling $468.0 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2023, we determined that 251 land purchase contracts, with an aggregate purchase price of $3.79 billion, on which we had made aggregate deposits totaling $421.4 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. However, at July 31, 2024 and October 31, 2023, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Interest capitalized, beginning of period	$193,478	$211,760	$190,550	$209,468
Interest incurred	33,579	32,624	100,018	107,341
Interest expensed to home sales cost of revenues	(32,803)	(37,004)	(91,121)	(99,642)
Interest expensed to land sales and other cost of revenues	(802)	(1,258)	(1,821)	(6,086)
Interest capitalized on investments in unconsolidated entities	(2,027)	(2,271)	(6,734)	(7,432)
Previously capitalized interest transferred to investments in unconsolidated entities	—	—	—	(244)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	296	296	829	742
Interest capitalized, end of period	$191,721	$204,147	$191,721	$204,147

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
The table below provides information as of July 31, 2024, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Gibraltar Joint Ventures	Total
Number of unconsolidated entities	15	2	42	2	61
Investment in unconsolidated entities (1)	$373,025	$59,259	$539,587	$11,721	$983,592
Number of unconsolidated entities with funding commitments by the Company	6	—	24	1	31
Company’s remaining funding commitment to unconsolidated entities (2)	$157,809	$—	$85,678	$4,132	$247,619
(1)    Our total investment includes $147.9 million related to nine unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $366.7 million as of July 31, 2024, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $116.5 million related to our unconsolidated joint venture-related variable interests in VIEs.

The table below provides information as of October 31, 2023, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	9	1	39	49
Aggregate loan commitments	$539,589	$98,150	$3,603,148	$4,240,887
Amounts borrowed under loan commitments	$384,172	$77,141	$2,655,333	$3,116,646
The table below provides information at October 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	12	2	42	56
Aggregate loan commitments	$610,758	$219,650	$3,731,847	$4,562,255
Amounts borrowed under loan commitments	$445,506	$135,723	$2,152,872	$2,734,101
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures

There were no new joint ventures entered into during the nine-months ended July 31, 2024. The table below provides information on joint ventures entered into during the nine-months ended July 31, 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	$—	3
Investment balance at July 31, 2023	$12,808	$—	$7,096
Number of consolidated joint ventures entered into during the period	—	1	1
Carrying value of consolidated joint ventures’ assets at July 31, 2023	$—	$5,000	$10,604
Noncontrolling interests in consolidated joint ventures at July 31, 2023	$—	$835	$2,651
Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In the nine-month period ended July 31, 2024, one of our Rental Property Joint Ventures sold its assets and we recognized $21.0 million in “Income (loss) from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income. No similar transactions occurred in the three-month period ended July 31, 2024. In the three-month and nine-month periods ended July 31, 2023, one of our joint ventures sold its assets and we recognized $35.0 million in “Income (loss) from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income
In the three-month periods ended July 31, 2024 and 2023, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $29.8 million and $25.7 million, respectively. In the nine-month periods ended July 31, 2024 and 2023, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $91.7 million and $94.8 million, respectively. Our share of income from the lots we acquired was insignificant in each period.
In the nine-month periods ended July 31, 2023, we sold land to unconsolidated entities, which principally involved land sales to our Rental Property Joint Ventures, for $8.2 million. This amount is included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis. No similar land sales to unconsolidated entities occurred in the three-month or nine-month periods ended July 31, 2024 or the three-month period ended July 31, 2023.
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
We believe that, as of July 31, 2024, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	July 31, 2024	October 31, 2023
Loan commitments in the aggregate	$3,099,500	$3,341,700
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$665,500	$688,000
Debt obligations borrowed in the aggregate	$2,118,100	$1,643,600
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$569,500	$544,100
Estimated fair value of guarantees provided by us related to debt and other obligations	$18,000	$19,500
Terms of guarantees	1 month - 3.3 years	1 month - 4.0 years
(1)    At July 31, 2024 and October 31, 2023, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $102.3 million related to our unconsolidated joint venture VIEs.

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

The table below provides information as of July 31, 2024 and October 31, 2023, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	July 31, 2024	October 31, 2023
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$104,600	$89,600
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$10,200	$10,200
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

Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment are included below (in thousands):
Condensed Combined Balance Sheets:

	July 31, 2024	October 31, 2023
Cash and cash equivalents	$217,515	$161,274
Inventory	1,266,323	1,425,145
Loans receivable – net	26,355	17,024
Rental properties	2,827,765	1,907,604
Rental properties under development	1,565,392	1,804,664
Other assets	473,781	385,197
Total assets	$6,377,131	$5,700,908
Debt – net of deferred financing costs	$3,120,781	$2,711,986
Other liabilities	480,102	498,866
Partners’ equity	2,776,248	2,490,056
Total liabilities and equity	$6,377,131	$5,700,908
Company’s net investment in unconsolidated entities (1)	$983,592	$959,041
(1)    Our underlying equity in the net assets of the unconsolidated entities was less than our net investment in unconsolidated entities by $9.7 million and $40.9 million as of July 31, 2024 and October 31, 2023, respectively, and these differences are primarily a result of interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; other than temporary impairments we have recognized; and gains recognized from the sale of our ownership interests.
Condensed Combined Statements of Operations:

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Revenues	$286,981	$186,669	$571,512	$429,647
Cost of revenues	199,012	124,414	365,813	266,593
Other expenses	71,271	67,195	210,670	187,336
Total expenses	270,283	191,609	576,483	453,929
Income (loss) from operations	16,698	(4,940)	(4,971)	(24,282)
Other income (2)	45,543	79,857	155,452	76,251
Income before income taxes	62,241	74,917	150,481	51,969
Income tax expense	4,468	1,195	2,119	1,030
Net income	57,773	73,722	148,362	50,939
Company’s (loss) income from unconsolidated entities (3)	$(10,514)	$30,548	$(13,799)	$20,813
(2)    The nine months ended July 31, 2024 includes $112.7 million related to the gain on the sale of assets by one of our Rental Property Joint Ventures. The three and nine months ended July 31, 2023 includes gains of $78.8 million related to the sale of assets by one of our Rental Property Joint Ventures.
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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2024 and October 31, 2023, consisted of the following (amounts in thousands):

	July 31, 2024	October 31, 2023
Expected recoveries from insurance carriers and others	$85,692	$94,987
Improvement cost receivable	41,281	40,992
Escrow cash held by our wholly owned captive title company	68,210	44,273
Properties held for rental apartment and commercial development	116,146	225,261
Prepaid expenses	36,672	43,763
Right-of-use asset	107,005	102,787
Derivative assets	20,431	41,612
Other	102,556	97,581
	$577,993	$691,256

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2024 and October 31, 2023, loans payable consisted of the following (amounts in thousands):

	July 31, 2024	October 31, 2023
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	452,201	517,378
Deferred issuance costs	(2,414)	(3,154)
	$1,099,787	$1,164,224
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks of which $487.5 million matures February 14, 2028, $101.6 million matures on November 1, 2025 and the remaining $60.9 million matures on November 1, 2026. There are no payments required before these stated maturity dates. At July 31, 2024, the interest rate on the Term Loan Facility was 6.24% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread at July 31, 2024 was 0.90%. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
At July 31, 2024, we had a $1.955 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that is scheduled to mature on February 14, 2028. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.955 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.
Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three and nine months ended July 31, 2024, these limitations did not meaningfully restrict the amount of cash dividends paid or stock repurchased. We were in compliance with all covenants and requirements as of July 31, 2024.

At July 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $180.9 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At July 31, 2024, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 6.54% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2024, the weighted-average interest rate on “Loans payable – other” was 5.61% per annum.
Senior Notes
At July 31, 2024, we had four issues of senior notes outstanding with an aggregate principal amount of $1.60 billion.
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
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The New Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TMBC is also subject to an under usage fee based on outstanding balances, as defined in the New Warehousing Agreement. The New Warehousing Agreement is set to expire on December 3, 2024 and bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At July 31, 2024, the interest rate on the New Warehousing Agreement was 7.09% per annum.

6. Accrued Expenses
Accrued expenses at July 31, 2024 and October 31, 2023 consisted of the following (amounts in thousands):

	July 31, 2024	October 31, 2023
Land, land development, and construction	$341,866	$286,516
Liabilities related to consolidated inventory not owned	440,276	268,630
Compensation and employee benefits	193,924	212,684
Escrow liability associated with our wholly owned captive title company	66,199	42,451
Self-insurance	222,567	230,688
Warranty	210,980	206,171
Lease liabilities	127,423	123,866
Deferred income	52,650	52,907
Interest	30,368	30,044
Commitments to unconsolidated entities	38,069	29,212
Other	53,231	65,612
	$1,777,553	$1,548,781
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Balance, beginning of period	$206,717	$149,395	$206,171	$164,409
Additions – homes closed during the period	9,748	12,395	24,714	29,666
Change in accruals for homes closed in prior years – net	6,132	3,995	18,277	6,018
Charges incurred	(11,617)	(20,334)	(38,182)	(54,642)
Balance, end of period	$210,980	$145,451	$210,980	$145,451
Since fiscal 2014, we have received water intrusion claims from owners of homes built since 2002 in communities located in Pennsylvania and Delaware (which are in our North region). Our recorded estimated repair costs to resolve these claims were approximately $39.6 million at July 31, 2024 and $41.1 million at October 31, 2023. We continue to perform review procedures to assess, among other things, the number of affected homes, whether repairs are likely to be required, and the extent of such repairs.
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
7. Income Taxes
We recorded income tax provisions of $129.0 million and $138.2 million for the three months ended July 31, 2024 and 2023, respectively. The effective tax rate was 25.6% for the three months ended July 31, 2024, compared to 25.0% for the three months ended July 31, 2023. We recorded income tax provisions of $368.8 million and $310.9 million for the nine months ended July 31, 2024 and 2023, respectively. The effective tax rate was 25.2% for the nine months ended July 31, 2024, compared to 25.1% for the nine months ended July 31, 2023. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, federal energy efficient home credits and other permanent differences.

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
At July 31, 2024, we had $10.5 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.
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

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Total stock-based compensation expense recognized	$3,812	$4,265	$25,951	$21,290
Income tax benefit recognized	$986	$1,076	$6,662	$5,380
At July 31, 2024 and October 31, 2023, the aggregate unamortized value of unvested stock-based compensation awards was approximately $25.4 million and $23.2 million, respectively.
9. Stockholders’ Equity
Stock Repurchase Program
From time to time since fiscal 2017, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions. Most recently, on December 13, 2023, our Board of Directors renewed its authorization to repurchase 20 million shares of our common stock. Shares may be repurchased for general corporate purposes, including to obtain shares for the Company’s equity awards and other employee benefit plans. This authorization terminated, effective December 13, 2023, the existing authorization that had been in effect since May 17, 2022. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Number of shares purchased (in thousands)	2,073	1,931	3,576	3,561
Average price per share (1)	$118.57	$76.26	$119.42	$67.53
Remaining authorization at July 31 (in thousands)	16,424	11,016	16,424	11,016
(1)    Average price per share includes costs associated with the purchases, including the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, as applicable.
Cash Dividends
On March 12, 2024, our Board of Directors approved an increase in our quarterly cash dividend from $0.21 per share to $0.23 per share. During the three month periods ended July 31, 2024 and 2023, we declared and paid cash dividends of $0.23 and $0.21 per share, respectively, to our shareholders. During the nine months ended July 31, 2024 and 2023, we declared and paid cash dividends of $0.67 and $0.62 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Employee Retirement Plans
Beginning balance	$2,911	$2,510	$3,080	$2,475
(Gains) losses reclassified from AOCI to net income (1)	(115)	23	(342)	70
Less: Tax expense (benefit) (2)	29	(6)	87	(18)
Net (gains) losses reclassified from AOCI to net income	(86)	17	(255)	52
Other comprehensive (loss) income – net of tax	(86)	17	(255)	52
Ending balance	$2,825	$2,527	$2,825	$2,527
Derivative Instruments
Beginning balance	$36,916	$31,365	$37,830	$35,143
(Losses) gains on derivative instruments	(2,151)	8,900	659	5,191
Less: Tax benefit (expense)	553	(2,250)	(506)	(1,302)
Net (losses) gains on derivative instruments	(1,598)	6,650	153	3,889
Gains reclassified from AOCI to net income (3)	(2,832)	(1,427)	(6,871)	(2,789)
Less: Tax expense (2)	727	361	2,101	706
Net gains reclassified from AOCI to net income	(2,105)	(1,066)	(4,770)	(2,083)
Other comprehensive (loss) income – net of tax	(3,703)	5,584	(4,617)	1,806
Ending balance	$33,213	$36,949	$33,213	$36,949

Total AOCI ending balance	$36,038	$39,476	$36,038	$39,476
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”
10. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Numerator:
Net income as reported	$374,611	$414,789	$1,095,786	$926,535

Denominator:
Basic weighted-average shares	102,980	110,003	104,299	110,871
Common stock equivalents (1)	1,034	1,120	1,062	1,010
Diluted weighted-average shares	104,014	111,123	105,361	111,881

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	9	121	51	395
Shares issued under stock incentive and employee stock purchase plans	50	548	725	1,984
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2024	October 31, 2023
Mortgage Loans Held for Sale	Level 2	$137,627	$110,555
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$(57)	$2,234
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$5	$(4,135)
Forward Loan Commitments — IRLCs	Level 2	$(5)	$4,135
Interest Rate Swap Contracts	Level 2	$20,426	$35,243
At July 31, 2024 and October 31, 2023, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of July 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At July 31, 2024	$138,044	$137,627	$(417)
At October 31, 2023	$114,835	$110,555	$(4,280)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2023 Form 10-K for additional information regarding our methodology for determining fair value. Impairments of inventory were insignificant during the three-month and nine-month periods ended July 31, 2024 and 2023 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of these impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		July 31, 2024		October 31, 2023
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,102,201	$1,082,633	$1,167,378	$1,150,704
Senior notes (2)	Level 1	1,600,000	1,566,910	1,600,000	1,481,220
Mortgage company loan facility (3)	Level 2	125,417	125,417	100,058	100,058
		$2,827,618	$2,774,960	$2,867,436	$2,731,982
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of other income – net (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Interest income	$9,033	$8,109	$28,508	$22,187
Income (loss) from ancillary businesses	5,405	(1,451)	11,152	(1,543)
Management fee income earned by home building operations	985	839	3,291	2,901
Gain on litigation settlements – net	—	—	—	27,683
Other	1,527	(139)	6,283	(775)
Total other income – net	$16,950	$7,358	$49,234	$50,453
Income (loss) from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, Gibraltar, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Revenues	$43,850	$36,057	$115,309	$97,238
Expenses	$38,445	$37,508	$104,157	$98,781
In the nine-month period ended July 31, 2024, our smart home technology business recognized a $4.4 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. No similar amounts were recognized in the nine-month period ended July 31, 2023.
In the three-month and nine-month periods ending July 31, 2024, we recognized $1.8 million and $6.7 million of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively. In the three-month and nine-month periods ending July 31, 2023, we recognized $3.3 million and $3.8 million of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively.
In the three-month periods ended July 31, 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $11.0 million and $8.9 million, respectively. In the nine-month periods ended July 31, 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and Gibraltar unconsolidated entities and operations totaling $28.1 million and $25.7 million, respectively.

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
Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2024	October 31, 2023
Aggregate purchase price:
Unrelated parties	$5,239,397	$4,191,160
Unconsolidated entities that the Company has investments in	35,731	31,477
Total	$5,275,128	$4,222,637

Deposits against aggregate purchase price	$506,304	$449,925
Additional cash required to acquire land	4,768,824	3,772,712
Total	$5,275,128	$4,222,637
Amount of additional cash required to acquire land included in accrued expenses	$433,755	$254,030
In addition, we expect to purchase approximately 8,100 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2024, we also had purchase contracts to acquire land for apartment developments of approximately $215.4 million, of which we had outstanding deposits in the amount of $11.2 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2024, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2024, we had outstanding surety bonds amounting to $909.2 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $319.1 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2024, we had outstanding letters of credit of $180.9 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At July 31, 2024, we had provided financial guarantees of $28.6 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.

Backlog
At July 31, 2024, we had agreements of sale outstanding to deliver 6,769 homes with an aggregate sales value of $7.07 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2024	October 31, 2023
Aggregate mortgage loan commitments:
IRLCs	$296,717	$354,716
Non-IRLCs	1,765,688	1,818,486
Total	$2,062,405	$2,173,202
Investor commitments to purchase:
IRLCs	$296,717	$354,716
Mortgage loans held for sale	127,889	104,703
Total	$424,606	$459,419
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023

Revenues:
North	$375,119	$377,744	$982,991	$1,081,854
Mid-Atlantic	335,721	288,480	975,985	787,184
South	776,262	632,572	1,967,522	1,544,804
Mountain	670,027	726,004	1,726,976	1,880,450
Pacific	566,336	648,447	1,650,015	1,619,085
Total home building	2,723,465	2,673,247	7,303,489	6,913,377
Corporate and other	1,007	1,355	(161)	745
	2,724,472	2,674,602	7,303,328	6,914,122
Land sales and other revenues (1)	3,472	13,040	209,950	60,668
Total consolidated	$2,727,944	$2,687,642	$7,513,278	$6,974,790

Income (loss) before income taxes:
North	$64,615	$49,087	$149,058	$136,643
Mid-Atlantic	73,470	71,132	377,513	158,482
South	161,177	126,861	386,072	268,028
Mountain	113,785	146,757	275,899	368,003
Pacific	145,911	183,371	420,445	419,872
Total home building	558,958	577,208	1,608,987	1,351,028
Corporate and other	(55,331)	(24,191)	(144,420)	(113,623)
Total consolidated	$503,627	$553,017	$1,464,567	$1,237,405
(1)    Included in the nine months ended July 31, 2024 is a $185.0 million land sale related to our Mid-Atlantic segment, as further discussed in Note 1, “Significant Accounting Policies”.
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2024	October 31, 2023
North	$1,533,394	$1,281,479
Mid-Atlantic	1,505,684	1,323,381
South	2,627,920	2,399,055
Mountain	3,038,021	2,666,874
Pacific	2,345,041	2,175,776
Total home building	11,050,060	9,846,565
Corporate and other	2,309,651	2,680,453
Total consolidated	$13,359,711	$12,527,018
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

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
North	$390	$158	$923	$590
Mid-Atlantic	2,690	2,225	5,585	8,545
South	2,289	921	3,016	1,402
Mountain	32	42	25,706	5,659
Pacific	58	18	128	6,241
Total consolidated	$5,459	$3,364	$35,358	$22,437
We have also recognized $3.8 million of land impairment charges included in land sales and other cost of revenues during the three-month period ended July 31, 2024, which was in our Corporate and other segment. No land impairment charges were recognized in land sales and other costs of revenues in the three-month period ended July 31, 2023. In the nine-month period ended July 31, 2024, we recognized land impairment charges of $4.4 million of which $3.8 million and $0.6 million were in our Corporate and other and Mid-Atlantic segments, respectively. In the nine-month period ended July 31, 2023, we recognized $17.7 million of similar charges of which $2.7 million, $10.3 million, $2.2 million, and $2.5 million were in our North, Mid-Atlantic, Pacific and Corporate and other segments, respectively.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2024	2023
Cash flow information:
Income tax paid – net	$397,666	$427,153
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$228,660	$342,073
Changes in investments in unconsolidated entities due to net increase in accrued liabilities	$5,626	$1,987
Transfer of other assets to property, construction and office equipment - net	$133,020	$13,738
Unrealized loss on derivatives	$(14,816)	$(7,767)

	At July 31,
	2024	2023
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$893,422	$1,033,369
Restricted cash included in receivables, prepaid expenses, and other assets	69,852	49,333
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$963,274	$1,082,702

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
OVERVIEW
Our Business Environment and Current Outlook
Through the first nine months of fiscal 2024, demand for our homes remained solid despite an uncertain economic outlook and mortgage rates that have remained elevated compared to the years preceding the Federal Reserve’s latest rate-hiking cycle, which began in March 2022. In the nine months ended July 31, 2024, we signed 7,573 net contracts for an aggregate value of $7.41 billion, an increase of approximately 25% in both units and dollars compared to the prior-year period. We attribute the resiliency in demand for new homes to, among other factors, strong demographic trends and the persistent underproduction of homes relative to household formations for well over the past decade. This structural undersupply of homes has been exacerbated in recent years by low levels of resale inventory on the market, caused in part by homeowners who are reluctant to sell because of the higher mortgage rate environment. In our most recent quarter, demand declined compared to the first half of the fiscal year, with net signed contracts up approximately 11% in both units and dollars primarily due to the year-over-year increase in the number of communities from which we were selling during the quarter. At the end of the third quarter of fiscal 2024, we were selling from 404 communities, a 17% increase compared to the 345 communities in operation at the end of the third quarter of fiscal 2023. In recent months, the Federal Reserve has indicated that it is likely to lower short-term interest rates, which we believe will put downward pressure on mortgage rates and should, in turn, increase sales of both new and existing homes. However, it is difficult to predict the near-term direction of home demand due to the many and varied factors that impact it, including changes in economic conditions, long-term interest rates, inflation expectations and consumer sentiment. Over the longer term we continue to believe that the market for new homes will benefit from the strong drivers of demand for new homes described above.
In the three months ended July 31, 2024, home sales revenue increased 2% as compared to the three months ended July 31, 2023. In the quarter, we delivered 2,814 homes with an average delivered price of $968,200, as compared to 2,524 delivered homes at an average price of $1,059,700 in the third quarter of fiscal 2023. The year-over-year increase in the number of homes delivered was primarily the result of the year-over-year increase in the number of communities we were operating from during the third quarter of fiscal 2024, and a higher backlog conversion ratio. The year-over-year decline in average delivered price was primarily due to our strategic expansion of our product lines and price points to include more affordable homes, and our increased production of quick move-in (or “spec”) homes. While most of our homes have historically been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer, over the past two years, we have increased the number of spec homes in our inventory, which are homes started without a signed agreement with a customer. In the third quarter of fiscal 2024, 54% of net signed contracts were spec homes and the remainder were build-to-order. Spec homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that wish to take delivery within a short time frame. We sell our spec homes at various stages of construction and determine how many such homes to offer within each community based on local market factors, our current and planned sales pace and construction cadence for the community.

Financial and Operational Highlights
In the three-month period ended July 31, 2024, we recognized $2.73 billion of revenues, consisting of $2.72 billion of home sales revenue and $3.5 million of land sales and other revenue, and net income of $374.6 million, as compared to $2.69 billion of revenues, consisting of $2.67 billion of home sales revenue and $13.0 million of land sales and other revenue, and net income of $414.8 million in the three-month period ended July 31, 2023.
In the three-month periods ended July 31, 2024 and 2023, the value of net contracts signed was $2.41 billion (2,490 homes) and $2.16 billion (2,245 homes), respectively.
In the nine-month period ended July 31, 2024, we recognized $7.51 billion of revenues, consisting of $7.30 billion of home sales revenues and $210.0 million of land sales and other revenues, and net income of $1.10 billion, as compared to $6.97 billion of revenues, consisting of $6.91 billion of home sales revenues and $60.7 million of land sales and other revenues, and net income of $926.5 million in the nine-month period ended July 31, 2023. Land sales and other revenue and net income in the nine months ended July 31, 2024 period included $185.0 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In the nine-month periods ended July 31, 2024 and 2023, the value of net contracts signed was $7.41 billion (7,573 homes) and $5.89 billion (6,039 homes), respectively.
The value of our backlog at July 31, 2024 was $7.07 billion (6,769 homes), as compared to our backlog at July 31, 2023 of $7.87 billion (7,295 homes). Our backlog at October 31, 2023 was $6.95 billion (6,578 homes), as compared to backlog of $8.87 billion (8,098 homes) at October 31, 2022.
At July 31, 2024, we had $893.4 million of cash and cash equivalents and approximately $1.77 billion available under our $1.955 billion revolving credit facility (the “Revolving Credit Facility”). At July 31, 2024, we had no borrowings and we had approximately $180.9 million of outstanding letters of credit under the Revolving Credit Facility.
At July 31, 2024, we owned or controlled through options approximately 72,700 home sites, as compared to approximately 70,700 at October 31, 2023; and approximately 76,000 at October 31, 2022. Of the approximately 72,700 total home sites that we owned or controlled through options at July 31, 2024, we owned approximately 36,300 and controlled approximately 36,400 through options. Of the 36,300 home sites owned, approximately 19,300 were substantially improved. In addition, as of July 31, 2024, we expect to purchase approximately 8,100 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At July 31, 2024, we were selling from 404 communities, compared to 370 at October 31, 2023; and 345 at July 31, 2023.
At July 31, 2024, our total stockholders’ equity and our debt to total capitalization ratio were $7.41 billion and 0.28 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and nine months ended July 31, 2024 and 2023 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change
Revenues:
Home sales	$2,724.5	$2,674.6	2%	$7,303.3	$6,914.1	6%
Land sales and other	3.5	13.0	(73)%	210.0	60.7	246%
	2,727.9	2,687.6	1%	7,513.3	6,974.8	8%
Cost of revenues:
Home sales	1,977.2	1,931.9	2%	5,339.7	5,065.8	5%
Land sales and other	8.8	11.6	(24)%	31.9	74.9	(57)%
	1,985.9	1,943.5	2%	5,371.6	5,140.6	4%
Selling, general and administrative	244.8	229.0	7%	712.6	668.0	7%
Income from operations	497.2	515.1	(3)%	1,429.1	1,166.1	23%
Other
(Loss) income from unconsolidated entities	(10.5)	30.5	(134)%	(13.8)	20.8	(166)%
Other income – net	17.0	7.4	130%	49.2	50.5	(2)%
Income before income taxes	503.6	553.0	(9)%	1,464.6	1,237.4	18%
Income tax provision	129.0	138.2	(7)%	368.8	310.9	19%
Net income	$374.6	$414.8	(10)%	$1,095.8	$926.5	18%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	72.6%	72.2%		73.1%	73.3%
Land sales and other cost of revenues as a percentage of land sales and other revenues	252.8%	88.8%		15.2%	123.4%
SG&A as a percentage of home sale revenues	9.0%	8.6%		9.8%	9.7%
Effective tax rate	25.6%	25.0%		25.2%	25.1%

Deliveries – units	2,814	2,524	11%	7,382	6,842	8%
Deliveries – average delivered price (in ‘000s)	$968.2	$1,059.7	(9)%	$989.3	$1,010.5	(2)%

Net contracts signed – value	$2,407.5	$2,163.5	11%	$7,413.3	$5,893.1	26%
Net contracts signed – units	2,490	2,245	11%	7,573	6,039	25%
Net contracts signed – average contracted price (in ‘000s)	$966.9	$963.7	—%	$978.9	$975.8	—%

	At July 31,			At October 31,
	2024	2023	% Change	2023	2022	% Change
Backlog – value	$7,066.6	$7,874.8	(10)%	6,945.3	8,874.1	(22)%
Backlog – units	6,769	7,295	(7)%	6,578	8,098	(19)%
Backlog – average contracted price (in ‘000s)	$1,044.0	$1,079.5	(3)%	$1,055.8	$1,095.8	(4)%
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

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended July 31, 2024 compared to the three months ended July 31, 2023
The increase in home sale revenues for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, was primarily attributable to an 11% increase in the number of homes delivered offset by a 9% decrease in the average price of homes delivered. The increase in the number of homes delivered in the three months ended July 31, 2024 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the three months ended July 31, 2024 compared to the three months ended July 31, 2023, primarily as a result of improvement in build times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, most significantly in the Mountain and Pacific regions. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions, most notably in the Mid-Atlantic and Pacific regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, was principally due to a shift in the mix of revenues to lower margin products/areas, most notably in the Mid-Atlantic, Mountain and Pacific regions, and higher inventory impairment charges in the fiscal 2024 period.
Nine months ended July 31, 2024 compared to the nine months ended July 31, 2023
The increase in home sale revenues for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, was primarily attributable to an 8% increase in the number of homes delivered offset by a 2% decrease in the average price of homes delivered. The increase in the number of homes delivered in the nine months ended July 31, 2024 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the nine months ended July 31, 2024 compared to the nine months ended July 31, 2023, primarily as a result of improvement in build times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, most significantly in the Mountain and Pacific regions. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions, most notably in the Mid-Atlantic region.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, for the nine months ended July 31, 2024, as compared to the nine months ended July 31, 2023, was principally due to a shift in the mix of revenues to higher margin products/areas and lower interest expense as a percentage of home sales revenues, offset, in part, by higher inventory impairment charges in the fiscal 2024 period. In the nine months ended July 31, 2024 and 2023, interest expense, as a percentage of home sales revenues, was 1.2% and 1.4%, respectively.
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

The increase in land sales and other cost of revenues as a percentage of land sales and other revenues in the three months ended July 31, 2024 compared to the three months ended July 31, 2023 was primarily due to higher impairment charges in the 2024 period and additional costs incurred in the period related to a prior land sale. We recognized a $3.8 million impairment charge in the three-month period ended July 31, 2024 in connection with a planned land sale. There were no land sales and other impairment charges recognized in the three months ended July 31, 2023.

The decrease in land sales and other cost of revenues as a percentage of land sales and other revenues in the nine months ended July 31, 2024 compared to the nine months ended July 31, 2023 was primarily due to the sale of a land parcel to a commercial developer for net cash proceeds of $180.7 million which resulted in a pre-tax gain of $175.2 million. In addition, we incurred lower impairment charges in the 2024 period. We recognized $4.4 million of impairment charges in the nine-month period ended July 31, 2024 in connection with planned land sales. This compares to $17.7 million of land sales and other impairment charges recognized in the nine months ended July 31, 2023.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $15.8 million in the three-month period ended July 31, 2024, as compared to the three-month period ended July 31, 2023. As a percentage of home sales revenues, SG&A expense was 9.0% in the three months ended July 31, 2024, as compared to 8.6% in the three months ended July 31, 2023. The dollar increase in SG&A expenditures was due primarily to higher commissions and marketing spend from greater sales volume and increased community count. The increase in SG&A expense as a percentage of revenues was primarily due to the volume of new community openings in the fiscal 2024 period.
SG&A expenditures increased by $44.5 million in the fiscal 2024 nine-month period, as compared to the fiscal 2023 nine-month period. As a percentage of home sales revenues, SG&A expense was 9.8% in the fiscal 2024 period, as compared to 9.7% in the fiscal 2023 period. The dollar increase in SG&A expenditures was primarily due to higher commissions and marketing spend from greater sales volume and increased community count. The increase in SG&A expense as a percentage of revenues was due to revenues increasing 6% year-over-year in the fiscal 2024 period, while SG&A expenditures increased 7%.
Income from Unconsolidated Entities
In the three-month period ended July 31, 2024, we recognized a loss from unconsolidated entities of $10.5 million as compared to income of $30.5 million in the prior year period. The decrease was primarily due to a $35.0 million gain in the fiscal 2023 period related to a property sale by one of our Rental Property Joint Ventures, which did not recur in the 2024 period, higher losses by various Rental Property Joint Ventures, reduced income at one Home Building Joint Venture due to its underlying assets being sold out, and higher losses at one Home Building Joint Venture that recently commenced closing its units.
In the nine-month period ended July 31, 2024, we recognized a loss from unconsolidated entities of $13.8 million, as compared to income of $20.8 million in the prior year period. The decrease was primarily due to a $35.0 million gain in the fiscal 2023 period related to a property sale by one of our Rental Property Joint Ventures compared to $21.0 million of such gains in the fiscal 2024 period. In addition, there were higher losses by various Rental Property Joint Ventures, higher losses incurred by one Home Building Joint Venture, reduced income at one Home Building Joint Venture due to its underlying assets being sold out, and lower earnings from a Land Development Joint Venture due to reduced sales volume.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Interest income	$9,033	$8,109	$28,508	$22,187
Income (loss) from ancillary businesses	5,405	(1,451)	11,152	(1,543)
Management fee income earned by home building operations	985	839	3,291	2,901
Gain on litigation settlements – net	—	—	—	27,683
Other	1,527	(139)	6,283	(775)
Total other income – net	$16,950	$7,358	$49,234	$50,453
The increase in interest income in the three-month and nine-month periods ended July 31, 2024 was primarily due to higher interest rates on invested cash balances.
The increase in income from ancillary businesses in the nine-month period ended July 31, 2024, was mainly due to a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business. In addition, the fiscal 2024 periods benefited from higher income from our mortgage and title operations due to increased volume and increased management fees related to our high-rise urban luxury condominium business operations as a result of unit closings. These increases were offset, in part, by higher operating losses incurred in our apartment living operations. Our apartment living operations were also impacted by $1.8 million and $6.7 million of write-offs related to previously incurred costs that we believed not to be recoverable in both the three-month and nine-month periods ended July 31, 2024, respectively, compared to $2.9 million and $3.3 million in the three-month and nine-month periods ended July 31,2023, respectively.
The increases in management fee income earned by our home building operations in the three-month and nine-month periods ended July 31, 2024 were primarily related to an increase in fees from certain of our Rental Property Joint Ventures.
The gain on litigation settlements - net in nine months ended July 31, 2023 primarily relates to the settlement of an insurance claim. No similar gains occurred in the fiscal 2024 period.

The increase in “other” in the nine-month period ended July 31, 2024 was primarily due to a $5.0 million gain related to an investment we held in a privately held company which sold substantially all of its assets to a third party during the period.
Income Before Income Taxes
For the three-month period ended July 31, 2024, we reported income before income taxes of $503.6 million, as compared to $553.0 million in the three-month period ended July 31, 2023.
For the nine-month period ended July 31, 2024, we reported income before income taxes of $1.46 billion, as compared to $1.24 billion in the nine-month period ended July 31, 2023.
Income Tax Provision
In the three-month periods ended July 31, 2024 and 2023, we recognized income tax provisions of $129.0 million and $138.2 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2024 and 2023 periods, our federal tax provisions would have been $105.8 million and $116.1 million, in the three-month periods ended July 31, 2024 and 2023, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes.
We recognized income tax provisions of $368.8 million and $310.9 million in the nine-month periods ended July 31, 2024 and 2023, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2024 and 2023 periods, our federal tax provisions would have been $307.6 million and $259.9 million, in the nine-month periods ended July 31, 2024 and 2023, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended July 31, 2024 and 2023, the value of net contracts signed was $2.41 billion (2,490 homes) and $2.16 billion (2,245 homes), respectively. The aggregate value of net contracts signed increased $244.0 million, or 11.3%, in the three-month period ended July 31, 2024, as compared to the three-month period ended July 31, 2023. The increase in the aggregate value of net contracts signed was due to a 10.9% increase in the number of net contracts signed and a 0.3% increase in the average value attributed to each signed contract. The increase in the number of net contracts signed was primarily due to the year-over-year increase in the number of communities from which we were operating during the period. The average value of each signed contract in the three-months ended July 31, 2024 was essentially flat compared to the prior year period.
In the nine-month periods ended July 31, 2024 and 2023, the value of net contracts signed was $7.41 billion (7,573 homes) and $5.89 billion (6,039 homes), respectively. The aggregate value of net contracts signed increased $1.52 billion, or 25.8%, in the nine-month period ended July 31, 2024, as compared to the nine-month period ended July 31, 2023. The increase in the aggregate value of net contracts signed was due to a 25.4% increase in the number of net contracts signed and a 0.3% increase in the average value attributed to each signed contract. The increase in the number of net contracts signed reflects both an improved demand environment and the year-over-year increase in the number of communities from which we were operating during the period. The average value of each signed contract in the nine months ended July 31, 2024 was essentially flat compared to the prior year period.
Backlog
The value of our backlog at July 31, 2024 decreased 10% to $7.07 billion (6,769 homes), as compared to $7.87 billion (7,295 homes) at July 31, 2023. Our backlog at October 31, 2023 and 2022 was $6.95 billion (6,578 homes) and $8.87 billion (8,098 homes), respectively. The decrease in the value of our backlog at July 31, 2024 as compared to July 31, 2023, is due to a 7% decrease in the number of homes in backlog and a 3% decrease in the average contracted price per home. These decreases are primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, credit arrangements with third parties, and the public capital markets.
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. We also use cash to pay dividends on our common stock, to repay debt and make share repurchases with cash flows from operations and other sources. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At July 31, 2024, we had $893.4 million of cash and cash equivalents on hand and approximately $1.77 billion available for borrowing under our Revolving Credit Facility. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.955 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders, and is scheduled to mature on February 14, 2028. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. We are also a party to a $650.0 million unsecured Term Loan Facility of which $487.5 million matures on February 14, 2028, $101.6 million matures on November 1, 2025, and the remaining $60.9 million matures on November 1, 2026.
Short-term Liquidity and Capital Resources
For the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders.
We believe we will have sufficient liquidity available to fund our business needs, commitments and contractual obligations in a timely manner for the next twelve months. We may, however, seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but there is no assurance that such financing will be available on favorable terms, or at all.
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or otherwise matures, land purchases and inventory additions needed to grow our business (which could occur directly or indirectly through builder acquisitions), long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of July 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for amounts outstanding as of July 31, 2024, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At July 31, 2024, we had investments in these entities of $983.6 million and were committed to invest or advance up to an additional $247.6 million to these entities if they require additional funding. At July 31, 2024, we had agreed to terms for the acquisition of 472 home sites from four joint ventures for an estimated aggregate purchase price of $35.7 million. We also expect to purchase approximately 8,100 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of July 31, 2024, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2024, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.10 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $665.5 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2024, the unconsolidated entities had borrowed an aggregate of $2.12 billion, of which we estimate $569.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.3 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of July 31, 2024, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At July 31, 2024 and October 31, 2023, we had $963.3 million and $1.34 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the nine-month period ended July 31, 2024 was $327.7 million. Cash provided by operating activities during the fiscal 2024 period was primarily related to net income (adjusted for depreciation and amortization, impairments, stock-based compensation, losses and distributions of earnings from unconsolidated entities, deferred taxes, and gain on sale of assets); and increases in accounts payable and accrued expenses. This activity was offset, in part, by an increase in inventory; mortgage loans originated, net of mortgage loans sold, a decrease in customer deposits – net; an increase in prepaid expenses, receivables and other assets; and a decrease in current income taxes – net.
At July 31, 2023 and October 31, 2022, we had $1.08 billion and $1.40 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the nine-month period ended July 31, 2023 was $675.0 million. Cash provided by operating activities during the fiscal 2023 period was primarily related to net income (adjusted for stock-based compensation, impairments, depreciation and amortization, income and distributions of earnings from unconsolidated entities and deferred taxes); and mortgage loans sold, net of mortgage loans originated. This activity was offset, in part, by an increase in inventory; decreases in accounts payable and accrued expenses, current income taxes – net, and customer deposits – net; and an increase in receivables, prepaid expenses, and other assets.

Investing Activities
In the nine-month period ended July 31, 2024, cash used in investing activities was $116.0 million, which was primarily related to $134.5 million used to fund our investments in unconsolidated entities and $55.5 million used for the purchase of property and equipment. This activity was offset, in part, by $74.3 million of cash received as returns from our investments in unconsolidated entities.
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
Financing Activities
We used $592.7 million of cash in financing activities in the nine-month period ended July 31, 2024, primarily for the repurchase of $423.6 million of our common stock, the payments of $96.9 million of loans payable, net of borrowings, the payment of dividends on our common stock of $70.3 million, and $1.9 million of payments related to stock-based benefit plans - net.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At July 31, 2024, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

July 31, 2024
Assets
Cash	$757.8
Inventory	$10,061.0
Amount due from Non-Guarantor Subsidiaries	$698.1
Total assets	$12,294.6

Liabilities & Stockholders' Equity
Loans payable	$996.8
Senior notes	$1,596.9
Total liabilities	$5,256.0
Stockholders' equity	$7,038.7
Summarized Statement of Operations Data (amounts in millions):

For the nine months ended July 31, 2024
Revenues	$7,389.5
Cost of revenues	$5,282.0
Selling, general and administrative	$707.4
Income before income taxes	$1,434.2
Net income	$1,073.0

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
Units Delivered and Revenues:

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$375.1	$377.7	(1)%	386	390	(1)%	$971.8	$968.6	—%
Mid-Atlantic	335.7	288.5	16%	362	247	47%	$927.4	$1,167.9	(21)%
South	776.3	632.6	23%	934	732	28%	$831.1	$864.2	(4)%
Mountain	670.0	726.0	(8)%	774	775	—%	$865.7	$936.8	(8)%
Pacific	566.4	648.4	(13)%	358	380	(6)%	$1,581.9	$1,706.4	(7)%
Total home building	2,723.5	2,673.2	2%	2,814	2,524	11%	$967.8	$1,059.1	(9)%
Other	1.0	1.4
Total home sales revenue	2,724.5	2,674.6	2%	2,814	2,524	11%	$968.2	$1,059.7	(9)%
Land sales and other revenue	3.5	13.0
Total revenue	$2,727.9	$2,687.6

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$983.0	$1,081.9	(9)%	1,024	1,155	(11)%	$960.0	$936.7	2%
Mid-Atlantic	976.0	787.2	24%	1,017	687	48%	$959.7	$1,145.9	(16)%
South	1,967.5	1,544.8	27%	2,369	1,880	26%	$830.5	$821.7	1%
Mountain	1,727.0	1,880.4	(8)%	1,945	2,090	(7)%	$887.9	$899.7	(1)%
Pacific	1,650.0	1,619.1	2%	1,027	1,030	—%	$1,606.6	$1,571.9	2%
Total home building	7,303.5	6,913.4	6%	7,382	6,842	8%	$989.4	$1,010.4	(2)%
Other	(0.2)	0.7
Total home sales revenue	7,303.3	6,914.1	6%	7,382	6,842	8%	$989.3	$1,010.5	(2)%
Land sales and other revenue	210.0	60.7
Total revenue	$7,513.3	$6,974.8
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$334.7	$330.7	1%	329	344	(4)%	$1,017.3	$961.3	6%
Mid-Atlantic	340.4	296.4	15%	354	317	12%	$961.6	$935.3	3%
South	626.9	513.8	22%	763	632	21%	$821.6	$812.9	1%
Mountain	658.1	481.1	37%	721	605	19%	$912.7	$795.2	15%
Pacific	447.4	541.5	(17)%	323	347	(7)%	$1,385.1	$1,560.5	(11)%
Total consolidated	$2,407.5	$2,163.5	11%	2,490	2,245	11%	$966.9	$963.7	—%

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$1,085.7	$1,012.0	7%	1,066	1,068	—%	$1,018.5	$947.6	7%
Mid-Atlantic	928.0	886.0	5%	976	884	10%	$950.8	$1,002.3	(5)%
South	1,843.6	1,433.2	29%	2,230	1,796	24%	$826.7	$798.0	4%
Mountain	1,971.5	1,194.4	65%	2,206	1,433	54%	$893.7	$833.5	7%
Pacific	1,584.5	1,367.5	16%	1,095	858	28%	$1,447.0	$1,593.8	(9)%
Total consolidated	$7,413.3	$5,893.1	26%	7,573	6,039	25%	$978.9	$975.8	—%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$1,067.7	$1,051.1	2%	998	1,035	(4)%	$1,069.8	$1,015.6	5%
Mid-Atlantic	906.3	1,060.8	(15)%	904	1,039	(13)%	$1,002.6	$1,021.0	(2)%
South	1,972.2	2,245.8	(12)%	2,173	2,439	(11)%	$907.6	$920.8	(1)%
Mountain	1,824.8	1,917.9	(5)%	1,838	1,867	(2)%	$992.8	$1,027.3	(3)%
Pacific	1,295.6	1,599.2	(19)%	856	915	(6)%	$1,513.6	$1,747.7	(13)%
Total consolidated	$7,066.6	$7,874.8	(10)%	6,769	7,295	(7)%	$1,044.0	$1,079.5	(3)%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
North	$964.1	$1,119.5	(14)%	956	1,122	(15)%	$1,008.5	$997.8	1%
Mid-Atlantic	953.0	960.5	(1)%	945	842	12%	$1,008.4	$1,140.7	(12)%
South	2,093.4	2,352.5	(11)%	2,312	2,523	(8)%	$905.5	$932.4	(3)%
Mountain	1,577.7	2,597.3	(39)%	1,577	2,524	(38)%	$1,000.5	$1,029.0	(3)%
Pacific	1,357.1	1,844.3	(26)%	788	1,087	(28)%	$1,722.2	$1,696.7	2%
Total consolidated	$6,945.3	$8,874.1	(22)%	6,578	8,098	(19)%	$1,055.8	$1,095.8	(4)%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	% Change	2024	2023	% Change

North	$64.6	$49.1	32%	$149.1	$136.6	9%
Mid-Atlantic	73.4	71.1	3%	377.5	158.5	138%
South	161.2	126.9	27%	386.1	268.0	44%
Mountain	113.8	146.8	(22)%	275.9	368.0	(25)%
Pacific	145.9	183.4	(20)%	420.4	419.9	—%
Total home building	558.9	577.3	(3)%	1,609.0	1,351.0	19%
Corporate and other	(55.3)	(24.2)	(129)%	(144.4)	(113.6)	(27)%
Total consolidated	$503.6	$553.1	(9)%	$1,464.6	$1,237.4	18%
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

FISCAL 2024 COMPARED TO FISCAL 2023
North

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$375.1	$377.7	(1)%	$983.0	$1,081.9	(9)%
Units delivered	386	390	(1)%	1,024	1,155	(11)%
Average delivered price ($ in thousands)	$971.8	$968.6	—%	$960.0	$936.7	2%

Net Contracts Signed:
Net contract value ($ in millions)	$334.7	$330.7	1%	$1,085.7	$1,012.0	7%
Net contracted units	329	344	(4)%	1,066	1,068	—%
Average contracted price ($ in thousands)	$1,017.3	$961.3	6%	$1,018.5	$947.6	7%

Home sales cost of revenues as a percentage of home sale revenues	77.0%	81.0%		77.6%	79.9%

Income before income taxes ($ in millions)	$64.6	$49.1	32%	$149.1	$136.6	9%

Number of selling communities at July 31,	40	41	(2)%
The decreases in the number of homes delivered in the fiscal 2024 periods were mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022 offset, in part, by an increase in spec homes delivered. The increase in the average prices of homes delivered in the nine-month period ended July 31, 2024 was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in the three-month period ended July 31, 2024, compared to the prior year period, was due to a decrease in the average number of selling communities offset by improved demand. The increases in the average value of each contract signed in the fiscal 2024 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products.
The increases in income before income taxes in the three-month and nine-month fiscal 2024 periods were attributable to lower home sales cost of revenues, as a percentage of home sale revenues, and lower SG&A costs, offset, in part, by lower earnings from decreased revenue and income from unconsolidated entities. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 periods were primarily due to a shift in product mix/areas to higher-margin areas and by lower interest expense as a percentage of home sales revenues. In addition, the nine-month fiscal 2023 period was impacted by $2.7 million of land impairment charges recognized in connection with a planned land sale. No similar charge was recognized in the nine-month fiscal 2024 period.

Mid-Atlantic

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$335.7	$288.5	16%	$976.0	$787.2	24%
Units delivered	362	247	47%	1,017	687	48%
Average delivered price ($ in thousands)	$927.4	$1,167.9	(21)%	$959.7	$1,145.9	(16)%

Net Contracts Signed:
Net contract value ($ in millions)	$340.4	$296.4	15%	$928.0	$886.0	5%
Net contracted units	354	317	12%	976	884	10%
Average contracted price ($ in thousands)	$961.6	$935.3	3%	$950.8	$1,002.3	(5)%

Home sales cost of revenues as a percentage of home sale revenues	70.8%	69.2%		72.0%	71.5%

Income before income taxes ($ in millions)	$73.4	$71.1	3%	$377.5	$158.5	138%

Number of selling communities at July 31,	50	34	47%
The increases in the number of homes delivered in the fiscal 2024 periods were mainly due to an increase in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, higher backlog conversion, an increase in community count and an increase in spec homes delivered. The decreases in the average price of homes delivered in the fiscal 2024 periods were primarily due to a shift in the number of homes delivered to less expensive areas and/or products, as well as an increase in the number of spec homes delivered.
The increases in the number of net contracts signed in the fiscal 2024 periods were mainly due to the increase in the average number of selling communities, offset, in part, by lower demand. The increase in the average value of each contract signed in the three-month fiscal 2024 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products.The decrease in the average value of each contract signed in the nine-month fiscal 2024 period was mainly due to a shift in the number of contracts signed to less expensive areas and/or products and sales price increases.
The increases in income before income taxes in the fiscal 2024 periods were mainly due to higher earnings from increased revenue, offset, in part, by higher home sales cost of revenues, as a percentage of home sales revenues and by higher SG&A costs. The increases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 periods were primarily due to a shift in product mix/areas to lower-margin areas. The nine-month fiscal 2024 period was also impacted by the sale of a land parcel to a commercial developer that resulted in a pre-tax gain of $175.2 million during the nine months ended July 31, 2024. Furthermore, the nine-month fiscal 2023 period was impacted by a $10.3 million land impairment charge, included in land sales and other cost of revenues, which was recognized in connection with a planned land sale, compared to $0.6 million in the nine-month fiscal 2024 period.

South

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$776.3	$632.6	23%	$1,967.5	$1,544.8	27%
Units delivered	934	732	28%	2,369	1,880	26%
Average delivered price ($ in thousands)	$831.1	$864.2	(4)%	$830.5	$821.7	1%

Net Contracts Signed:
Net contract value ($ in millions)	$626.9	$513.8	22%	$1,843.6	$1,433.2	29%
Net contracted units	763	632	21%	2,230	1,796	24%
Average contracted price ($ in thousands)	$821.6	$812.9	1%	$826.7	$798.0	4%

Home sales cost of revenues as a percentage of home sale revenues	71.3%	72.8%		72.1%	74.7%

Income before income taxes ($ in millions)	$161.2	$126.9	27%	$386.1	$268.0	44%

Number of selling communities at July 31,	146	108	35%
The increases in the number of homes delivered in the fiscal 2024 periods were mainly due to an increase in community count, an increase in spec homes delivered and higher backlog conversion, offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The decrease in the average price of homes delivered in the three-month fiscal 2024 period was primarily due to a shift in the number of homes delivered to less expensive areas. The increase in the average price of homes delivered in the nine-month fiscal 2024 period was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas.
The increases in the number of net contracts signed in the fiscal 2024 periods were due principally to an increase in the average number of selling communities, offset, in part, by lower demand. The increases in the average value of each contract signed in the fiscal 2024 periods were primarily due to a shift in the number of contracts signed to more expensive areas or product types.
The increases in income before income taxes in the fiscal 2024 periods were principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 periods were primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues.
Mountain

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$670.0	$726.0	(8)%	$1,727.0	$1,880.4	(8)%
Units delivered	774	775	—%	1,945	2,090	(7)%
Average delivered price ($ in thousands)	$865.7	$936.8	(8)%	$887.9	$899.7	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$658.1	$481.1	37%	$1,971.5	$1,194.4	65%
Net contracted units	721	605	19%	2,206	1,433	54%
Average contracted price ($ in thousands)	$912.7	$795.2	15%	$893.7	$833.5	7%

Home sales cost of revenues as a percentage of home sale revenues	76.2%	73.6%		76.9%	73.6%

Income before income taxes ($ in millions)	$113.8	$146.8	(22)%	$275.9	$368.0	(25)%

Number of selling communities at July 31,	122	111	10%
The decrease in the number of homes delivered in the nine-month period ended July 31, 2024 was mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, partially offset by higher backlog conversion and an increase in spec homes delivered in the fiscal 2024 periods. The decreases in the average price of homes delivered in the fiscal 2024 periods were primarily due to a shift in the number of contracts delivered to less expensive areas or product types.
The increases in the number of net contracts signed in the fiscal 2024 periods were primarily due to an increase in the number of selling communities and improved demand. The increases in the average value of each contract signed in the fiscal 2024 periods were mainly due to a shift in the number of contracts signed to more expensive areas or product types.
The decreases in income before income taxes in the fiscal 2024 periods were due mainly to lower earnings from decreased revenues in the fiscal 2024 periods and higher home sales cost of revenues, as a percentage of home sale revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2024 periods were primarily due to a shift in product mix/areas to lower-margin areas. The fiscal 2024 nine-month period was also impacted by higher inventory impairment charges, principally due to a $24.9 million impairment charge associated with one master-planned community.
Pacific

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$566.4	$648.4	(13)%	$1,650.0	$1,619.1	2%
Units delivered	358	380	(6)%	1,027	1,030	—%
Average delivered price ($ in thousands)	$1,581.9	$1,706.4	(7)%	$1,606.6	$1,571.9	2%

Net Contracts Signed:
Net contract value ($ in millions)	$447.4	$541.5	(17)%	$1,584.5	$1,367.5	16%
Net contracted units	323	347	(7)%	1,095	858	28%
Average contracted price ($ in thousands)	$1,385.1	$1,560.5	(11)%	$1,447.0	$1,593.8	(9)%

Home sales cost of revenues as a percentage of home sale revenues	68.3%	66.2%		68.2%	67.8%

Income before income taxes ($ in millions)	$145.9	$183.4	(20)%	$420.4	$419.9	—%

Number of selling communities at July 31,	46	51	(10)%
The decrease in the number of homes delivered in the three-month period ended July 31, 2024 was mainly due to the lower number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, offset, in part, by higher backlog conversion and an increase in spec homes delivered. The average price of homes delivered decreased in the three-month fiscal 2024 period compared to the prior-year period primarily due to a shift in the number of contracts delivered to less expensive areas or product types. The increase in the average price of homes delivered in the nine-month fiscal 2024 period was primarily due to a shift in the number of homes delivered to more expensive areas and/or products and sales price increases.
The decrease in the number of net contracts signed in the three-month fiscal 2024 period was primarily due to a decrease in the number of selling communities in the fiscal 2024 period. The increase in the number of net contracts signed in the nine-month fiscal 2024 period was primarily due to improved demand, offset, in part, by a decrease in the number of selling communities in the fiscal 2024 period. The decreases in the average value of each contract signed in the fiscal 2024 periods were primarily due to a shift in the number of contracts signed to less expensive areas or product types, offset, in part, by decreased sales incentives.
The decrease in income before income taxes in the three-month fiscal 2024 period was mainly due to lower earnings from decreased revenues in the fiscal 2024 period, and higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. The three-month fiscal 2023 period was also impacted by higher land impairment charges. We recognized a $2.2 million land impairment charge, included in land sales and other cost of revenues, during the three-month fiscal 2023 period in connection with a planned land sale. No similar charge was recognized in the fiscal 2024 period.
Income before income taxes was essentially flat in the nine-month fiscal 2024 period compared to the nine-month fiscal 2023 period.

Corporate and Other
In the three months ended July 31, 2024 and 2023, loss before income taxes was $55.3 million and $24.2 million, respectively. The increase in the loss before income taxes was principally due to a $35.0 million gain recognized from a property sale by one of our Rental Property Joint Ventures in the fiscal 2023 period, offset by higher earnings from our mortgage company operations primarily due to increased volume and increased management fees related to our high-rise urban luxury condominium business operations as a result of unit closings. In addition, the fiscal 2024 period was impacted by higher losses by various Rental Property Joint Ventures, increased losses at one of our Home Building Joint Ventures, and reduced income at one Home Building Joint Venture due to the underlying asset being sold out.
In the nine months ended July 31, 2024 and 2023, loss before income taxes was $144.4 million and $113.6 million, respectively. The increase in the loss before income taxes in the fiscal 2024 period was principally due to $27.7 million of gains from litigation settlements - net, recognized in the fiscal 2023 period, which did not recur in the fiscal 2024 period. In addition, the fiscal 2023 period benefited from higher income related to our share of gains on property sales by Rental Property Joint Ventures and a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business. The fiscal 2024 period was also impacted by: a $5.0 million gain recognized from an investment we held in a privately held company that sold substantially all of its assets to a third party; an increase in interest income; increased management fees related to our high-rise urban luxury condominium business operations as a result of unit closings; higher earnings from our mortgage company operations primarily due to increased volume; and higher losses by various Rental Property Joint Ventures.
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
The table below sets forth, at July 31, 2024, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2024	$39,885	5.49%	$—
2025	154,672	5.26%	160,478	7.28%
2026	412,380	4.92%	169,647	6.53%
2027	484,216	4.84%	60,938	5.34%
2028	409,695	4.31%	—
Thereafter	456,503	3.75%	487,500	5.34%
Discounts, premiums and deferred issuance costs - net	(11,423)		(2,414)
Total	$1,945,928	4.57%	$876,149	5.94%
Fair value at July 31, 2024	$1,896,398		$878,562
(a)    Based upon the amount of variable-rate debt outstanding at July 31, 2024, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.8 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 0.90% as of July 31, 2024. These interest rate swaps were designated as cash flow hedges.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2024, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
May 1, 2024 to May 31, 2024	479	$120.46	479	18,018
June 1, 2024 to June 30, 2024	1,068	$117.81	1,068	16,950
July 1, 2024 to July 31, 2024	526	$113.90	526	16,424
Total	2,073		2,073
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2024, we withheld 1,886 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $245,000 of income tax withholdings and we issued the remaining 4,559 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2024, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2024.

Dividends
During the nine months ended July 31, 2024, we paid cash dividends of $0.67 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the nine months ended July 31, 2024, these limitations did not meaningfully restrict the amount of cash dividends paid. At July 31, 2024, under these agreements we could have paid up to approximately $3.34 billion of cash dividends.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

4.1*
Thirty-Third Supplemental Indenture dated as of July 31, 2024 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, filed on September 3, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	September 3, 2024	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	September 3, 2024	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)