Form 10-K
period 2024-10-31
Toll Brothers, Inc.
filed 2024-12-20
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2024, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $12,183,487,000.
As of December 18, 2024, there were approximately 100,037,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2025 Annual Meeting of Stockholders, scheduled to be held on March 11, 2025, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
Toll Brothers, Inc., a corporation incorporated in Delaware in May 1986, began doing business through predecessor entities in 1967. When this report uses the words “we,” “us,” “our,” and the “Company,” it refers to Toll Brothers, Inc. and its subsidiaries, unless the context otherwise requires. References herein to fiscal year refer to our fiscal years ended or ending October 31.
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached home, attached home, master-planned, and urban low-, mid-, and high-rise communities. In recent years, we have pursued a strategy of broadening our product lines, price points and geographic footprint, as well as increasing the number of quick move-in (or “spec”) homes that we sell relative to our traditional build-to-order homes. We cater to luxury first-time, move-up, empty-nester (move-down), active-adult and second-home buyers in the United States, as well as urban and suburban renters under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners through Toll Brothers City Living® (“City Living”). At October 31, 2024, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2024, we delivered 49,407 homes from 986 communities, including 10,813 homes from 527 communities in fiscal 2024. At October 31, 2024, we had 1,041 communities in various stages of planning, development or operations containing approximately 74,700 home sites that we owned or controlled through options. At fiscal year-end, were were selling from 408 of these communities.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $6.47 billion (5,996 homes) at October 31, 2024; we expect to deliver approximately 97% of these homes in fiscal 2025.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology and landscaping subsidiaries. We also develop master-planned and golf course communities as well as operate, in certain regions, our own lumber distribution, house component assembly and manufacturing operations.
In addition to our residential for-sale business, we also develop and operate urban and suburban for-rent apartment communities primarily through joint ventures. These projects are located in various metropolitan areas throughout the country and are generally being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. At October 31, 2024, we or joint ventures in which we have an interest, controlled 67 land parcels as for-rent apartment projects containing approximately 21,300 planned or completed units.
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
At October 31, 2024, our home building communities were operating in the following major suburban and urban residential markets:
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
•Delaware
•Raleigh and Charlotte, North Carolina metropolitan areas

•Nashville, Tennessee
•Charleston, Greenville, Hilton Head and Myrtle Beach, South Carolina
•Atlanta, Georgia metropolitan area
•Southeast and southwest coasts and the Jacksonville, Orlando, and Tampa areas of Florida
•Detroit, Michigan metropolitan area
•Dallas, Houston, Austin, and San Antonio, Texas metropolitan areas
•Denver, Colorado metropolitan area, Fort Collins and Colorado Springs, Colorado
•Phoenix and Sedona, Arizona
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
While historically most of our homes have been sold on a build-to-order basis where we do not begin construction of the home until we have a signed contract with a customer, over the past two years, we have increased the number of spec homes in most of our communities, which are homes started without a signed agreement with a customer. In fiscal 2024 and 2023, approximately 49% and 27% of deliveries were spec homes. These homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We sell our spec homes at various stages of construction, which allows many buyers of such homes to select their finishing options at our design studios. We determine our spec home strategy for each community based on local market factors and maintain a level of spec home inventory based on our current and planned sales pace and construction cadence for the community.
We are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. Increasingly, we are modifying designs and the number of options we provide to offer our customers a curated experience while gaining efficiencies in the home building process, particularly in respect to our affordable luxury product and our spec homes. We use our own architectural staff and also engage third-party architectural firms to develop new designs.
A wide selection of structural and finishing options are available to our home buyers for additional charges. The number and complexity of options available typically increase with the size and base sales price of our homes. A greater variety of options are generally available for detached build-to-order homes as compared to attached homes and spec homes. Major structural options include home offices, fitness rooms, multi-generational living suites, finished basements, and spacious indoor/outdoor living areas. We also offer numerous interior fit-out options such as flooring, wall tile, plumbing, cabinets, fixtures, appliances, lighting, and home-automation and security technologies.
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
We market to the “empty-nester” (or “move-down”) market, which we believe has strong growth potential. We have developed a number of home designs with features such as single-story living and first-floor primary bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, fitness and recreation centers that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2024, we were selling from 76 age-restricted active-adult communities, in which at least one home occupant must be at least 55 years of age.
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
At October 31, 2024, we were selling homes from 408 communities, compared to 370 communities at October 31, 2023, and 348 communities at October 31, 2022.
The following table summarizes certain information with respect to our operating communities at October 31, 2024:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed (Backlog)	Home sites available
North	59	43	6,029	3,200	855	1,974
Mid-Atlantic	64	52	6,247	1,918	786	3,543
South	165	145	18,454	6,662	2,003	9,789
Mountain	126	117	17,266	8,126	1,595	7,545
Pacific	57	51	5,519	2,021	757	2,741
Total	471	408	53,515	21,927	5,996	25,592
At October 31, 2024, significant site improvements had not yet commenced on approximately 12,000 of the 25,592 available home sites. Of the 25,592 available home sites, approximately 8,900 were not yet owned by us but were controlled through options.

Of our 471 operating communities at October 31, 2024, a total of 408 communities were offering homes for sale; with the remaining consisting primarily of sold out communities where not all homes had been completed and delivered. Of the 408 communities in which homes were being offered for sale at October 31, 2024, a total of 329 were detached home communities and 79 were attached home communities.
At October 31, 2024, we had 3,526 spec homes in our communities, of which 2,664 were under construction and 862 were completed.
As a result of the breath of our products and geographic footprint, we have a wide range of base sales prices for our homes. The percentage of the 10,813 homes delivered in fiscal 2024 within the various ranges of base sales price was as follows:

Range of Base Sales Price	Percentage of Homes Delivered in Fiscal 2024
Less than $500,000	11%
$500,000 to $750,000	31%
$750,000 to $1,000,000	25%
$1,000,000 to 2,000,000	27%
More than $2,000,000	6%

Of the homes delivered in fiscal 2024, approximately 27% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 68% of the sales price of the home.
The table below provides the average value of all structural and finishing options purchased by our home buyers, including lot premiums and excluding incentives, as well as the value of these options and premiums as a percent of the base sales price of the homes purchased, excluding incentives, in fiscal 2024, 2023, and 2022:

	2024		2023		2022
	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price
Overall	$206	24.9%	$224	26.5%	$190	25.3%
Detached	$232	27.3%	$251	29.2%	$215	28.9%
Attached	$125	16.4%	$136	17.0%	$117	15.4%
In general, the ability to purchase a premium lot or customize a home with structural options and interior finishes varies widely across our product lines and what stage of construction the home is in when a purchase contract is signed, which may result in significant variation in the option value as a percentage of base sales price. For example, our attached homes and our spec homes do not offer the opportunity for buyers to add significant structural options to their homes and thus they have a smaller option value as a percentage of base sales price.
For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Acquisitions
From time to time, we acquire home builders in order to expand our footprint and/or product offerings in an existing market or to enter a new market. These acquisitions are generally completed using available cash on hand and primarily consist of smaller privately-held builders. In fiscal 2024 and 2023, we did not make any acquisitions.
In fiscal 2022, we acquired substantially all of the assets and operations of a privately-held home builder with operations in San Antonio, Texas for approximately $48.1 million in cash. The assets acquired, which consisted of 16 communities, were primarily inventory, including approximately 450 home sites owned or controlled through land purchase agreements.
Land Policy
Before entering into an agreement to purchase a land parcel, we complete extensive comparative studies and analyses that assist us in evaluating the acquisition. These analyses may include soil tests, environmental studies, an evaluation of necessary zoning and other governmental entitlements and extensive market research to evaluate which of our product offerings are appropriate for the market. In addition to purchasing land parcels outright, we strive to enter into option agreements and other arrangements to defer the acquisition of land until we are closer in time to delivering the completed home to our customer. We have also entered into several joint ventures with other builders, financial partners, or developers to develop land for the use of the joint venture partners or for sale to third parties. These structures are generally more capital efficient and less risky than outright land purchases that occur earlier in the entitlement and development process. However, they are generally more expensive.
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage our capital, where practicable, we enter into option agreements (also referred to herein as “land purchase contracts,” “purchase agreements,” or “options”) to purchase land, on a non-recourse basis, thereby limiting our financial exposure to amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of the cost of the option (also referred to as “deposits”). Option agreements enable us to obtain necessary governmental approvals before we acquire title to the land, and allow us to acquire lots over a specified period of time at contracted prices. The use of these agreements may increase our overall cost basis in the land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before we expend significant funds to acquire the land. In prior periods, during the time it took to obtain approvals, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, which in some cases would require an additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, obtaining necessary governmental approvals for the proposed community. In certain instances, our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2024 and 2023, we acquired control of approximately 14,900 and 4,200 home sites, respectively, net of options terminated and lots sold. During fiscal year 2024 and 2023, we forfeited control of over 4,000 lots in each year that were subject to land purchase agreements primarily because the planned community no longer met our development criteria. At October 31, 2024, we owned or controlled approximately 74,700 home sites, as compared to approximately 70,700 home sites at October 31, 2023. At October 31, 2024 and October 31, 2023, the percentage of these home sites optioned was approximately 55% and 49%, respectively.
We, either alone or in joint venture, are developing several parcels of land for master-planned communities in which we intend to build homes on a portion of the lots, with the remaining lots being sold to other builders. At October 31, 2024, one of these master-planned communities was wholly owned, while the remaining communities were being developed through joint ventures with other builders or financial partners. At October 31, 2024, our Land Development Joint Ventures owned approximately 22,700 home sites. At October 31, 2024, we had agreed to acquire 316 home sites. We expect to purchase approximately 9,000 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability and willingness to continue development activities over the long term will depend on, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land on acceptable terms.
The following is a summary of home sites for future communities (as distinguished from operating communities) that we either owned or controlled through options or purchase agreements at October 31, 2024:

	Number of communities	Number of home sites
North	95	6,595
Mid-Atlantic	133	8,621
South	142	11,799
Mountain	117	9,727
Pacific	83	6,389
Total	570	43,131
Of the 43,131 planned home sites at October 31, 2024, we owned 11,268 and controlled 31,863 through options and purchase agreements.
At October 31, 2024, the aggregate purchase price of land parcels subject to option and purchase agreements in both operating and future communities was approximately $6.10 billion (including $26.8 million of land to be acquired from joint ventures in which we have invested). Of the $6.10 billion of land purchase contracts, we paid or deposited $549.2 million. If we acquire all of these land parcels, we will be required to pay an additional $5.55 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from this aggregate purchase price because we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
We act as a general contractor for substantially all of our communities. Subcontractors perform all home construction and land development work, generally under fixed-price contracts. We generally have multiple sources for the materials we purchase and believe our suppliers have sufficient capacity to support our business operations. However, factors beyond our control can and have resulted in disruptions to our supply chain, the availability of labor, and the ability of municipalities to process approvals, which can result in increased costs and elongated production cycles. See “Risk Factors – Risks Related to Our Business and Industry” in Item 1A and “Manufacturing/Distribution Facilities” in Item 2 of this Form 10-K.
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
Marketing and Sales
We believe that our marketing strategy for our homes has enhanced our reputation as a builder and developer of high quality luxury homes. We believe this reputation results in greater demand for all of our product types. We generally include attractive design features even in our less expensive homes based on our belief that these enhancements improve our marketing and sales effort.
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
The second step in the sales process occurs when we sign a binding agreement of sale contract with the home buyer and the home buyer provides a larger cash down payment that is generally non-refundable. Cash down payments averaged approximately 8% of the total purchase price of a home in fiscal year 2024. Between the time that the home buyer signs the non-binding deposit agreement and the binding agreement of sale, which typically takes about three weeks, the home buyer is required to complete a financial questionnaire that allows us to determine whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale. During fiscal 2024, 2023, and 2022, our customers signed net contracts for $10.07 billion (10,231 homes), $7.91 billion (8,077 homes), and $9.07 billion (8,255 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether the cancelled contracts were originally signed in that reporting period or in a prior period. Additionally, all options selected during the reporting period are reported as sales in that reporting period regardless of when the original contract was signed. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are reported as contracts and included in backlog.
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
Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBMC financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2024	10,813	4,114	38.0%	$2,131.2
2023	9,597	3,123	32.5%	$1,598.6
2022	10,515	3,706	35.2%	$2,030.6
*    Amounts exclude referred loans, which amounted to 8.5%, 9.5%, and 6.5% of our home closings in fiscal 2024, 2023, and 2022, respectively.
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
At October 31, 2024, our mortgage subsidiary was committed to fund $1.84 billion of mortgage loans. Of these commitments, $168.8 million, as well as $182.8 million of mortgage loans receivable, had “locked-in” interest rates as of October 31, 2024. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $351.7 million of these locked-in loans and receivables. Our home buyers had not locked in the interest rate on the remaining $1.67 billion of mortgage loan commitments as of October 31, 2024.
Backlog
We had a backlog of $6.47 billion (5,996 homes) at October 31, 2024; $6.95 billion (6,578 homes) at October 31, 2023; and $8.87 billion (8,098 homes) at October 31, 2022. Of the 5,996 homes in backlog at October 31, 2024, approximately 97% are expected to be delivered by October 31, 2025. This delivery estimate is based on current expectations regarding our backlog conversion rate. Our backlog conversion rate can vary based on a number of factors, including the availability of subcontractors and qualified trades people; the availability of adequate utility infrastructure and services; the ability of municipalities to process permits, conduct inspections and take similar actions in a timely manner; and shortages, or delays in availability. See “Risk Factors – Risks Related to Our Business and Industry – Component shortages and increased costs of labor and supplies are beyond our control and can result in delays and increased costs to develop our communities” in Item 1A of this Form 10-K.
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
Investments in Unconsolidated Entities
We have investments in joint ventures (i) to develop lots for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments and single family homes, and commercial space (“Rental Property Joint Ventures”); and (iv) to provide financing and land banking for residential builders and developers for the acquisition and development of land and home sites (“Other Joint Ventures”). At October 31, 2024, we had investments of $1.01 billion in these unconsolidated entities and were committed to invest or advance up to an additional $312.8 million to these entities if they require additional funding.
In fiscal 2024, 2023, and 2022, we recognized (loss) income from the unconsolidated entities in which we had an investment of $(23.8) million, $50.1 million, and $23.7 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $40.0 million in fiscal 2024, $39.2 million in fiscal 2023, and $33.9 million in fiscal 2022.
Land Development Joint Ventures
At October 31, 2024, we had investments in 16 Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2024, we had $388.6 million invested in our Land Development Joint Ventures and funding commitments of $243.0 million to six of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2024, eleven of these joint ventures had aggregate loan commitments of $639.6 million and outstanding borrowings against these commitments of $381.6 million. At October 31, 2024, our Land Development Joint Ventures owned approximately 22,700 home sites.
At October 31, 2024, we had agreed to acquire 316 home sites from four of our Land Development Joint Ventures for an aggregate purchase price of approximately $26.8 million. In addition, we expect to purchase approximately 9,000 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date. We count lots in these joint ventures as optioned lots if we have a contractual right to acquire them.
Home Building Joint Ventures
At October 31, 2024, we had an aggregate $58.4 million of investments in our Home Building Joint Ventures to develop luxury for-sale homes. In fiscal 2024, the value of net contracts signed by our Home Building Joint Ventures was $125.0 million (101 homes), and they delivered $267.6 million (238 homes) of revenue.
Rental Property Joint Ventures
As part of our strategy to expand product lines, over the past several years, we acquired control of a number of land parcels intended to be developed as for-rent apartment or single family rental home projects, including several student housing sites. At October 31, 2024, we had an aggregate of $549.2 million of investments in 40 Rental Property Joint Ventures. At October 31, 2024, we or joint ventures in which we have an interest controlled 67 land parcels that are planned or operating as for-rent apartment projects containing approximately 21,300 units. At October 31, 2024, joint ventures in which we had an interest had aggregate loan commitments of $3.54 billion and outstanding borrowings against these commitments of $2.75 billion. These projects are located in multiple metropolitan areas throughout the country and are being operated or developed (or we expect will be developed) with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living.
At October 31, 2024, we had approximately 4,500 units in for-rent apartment projects that were occupied or ready for occupancy, 5,700 units in the lease-up stage, 6,500 units in the design phase or under development, and 4,700 units in the planning stage. Of the 21,300 units at October 31, 2024, 13,300 were owned by joint ventures in which we have an interest, approximately 2,400 were owned by us, and land underlying 5,600 were under contract to be purchased by us.
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
Human Capital Resources
At October 31, 2024, we employed approximately 4,900 persons full-time, as compared to approximately 4,800 employees at October 31, 2023. At October 31, 2024, approximately 1% of our employees were covered by a collective bargaining agreement.
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
In recent years, we have implemented protocols and procedures to protect our employees, subcontractors and customers. For example, we have expanded technologies that allow for virtual interactions in many aspects of our business, including customer facing activities. Many administrative and operational routines have been modified including with respect to providing our employees with greater flexibility to work remotely. Many of these modifications have been well received by our employees with minimal disruption to our operations and have continued through fiscal 2024.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our build-to-order and spec strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues, profitability, margins and returns; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; impacts of tariffs; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the impact of public health or other emergencies.
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
Demand for our homes and rental apartments is subject to fluctuations and difficult to predict, often due to factors outside of our control, such as employment levels, consumer confidence and spending, housing demand, availability of financing for homebuyers, interest rates, availability, quality and prices of new homes compared to existing inventory, and demographic trends. In a housing market downturn, our sales and results of operations will be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could reduce the demand for homes and, as a result, could adversely affect our business, results of operations, and financial condition.
Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may in the future have a negative impact on our business. Adverse changes in mortgage rates, employment levels, job growth, consumer confidence, perceptions regarding the strength of the housing market, and population growth, or an oversupply of homes for sale may reduce demand or depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. In addition, because we have increased our supply of spec homes relative to our build-to-order homes, adverse changes in economic conditions could cause us to reduce prices more rapidly to avoid carrying large amounts of finished inventory. This, in turn, could adversely affect our results of operations and financial condition.
Significant inflation, higher interest rates or deflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing costs of land, materials and labor, and interest rates. All of these factors can have a negative impact on housing affordability and demand for our homes. In a highly inflationary environment, we may be unable to raise the sales prices of our homes at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of capital, labor and materials can increase, which could have an adverse impact on our business or financial results. Inflation may also accompany or give rise to higher interest rates, which could adversely impact our customers’ ability to obtain financing on favorable terms, if at all, thereby decreasing demand for our homes. In recent years, high inflation and rising interest rates were primary drivers of decreases in home demand, including our homes. If these trends persist, they could adversely impact our business and financial results in the future.
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
The home building industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2024, we had approximately 74,700 home sites that we owned or controlled through options. In the future, changes in the availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at acceptable prices. If the supply of land appropriate for the development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.
We cannot guarantee that (i) our strategies, which include expanding our presence in existing markets and potential expansion into new markets, offering a wide variety of products and price points, becoming a more capital and operationally efficient home builder, and maintaining an appropriate balance of spec homes for sale relative to our build-to-order homes, and any related initiatives or actions (including home builder acquisitions), will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) we will perform in any period as well as other home builders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.
Negative publicity could adversely impact sales, which could cause our revenues or results of operations to decline.
Our business is dependent upon the appeal of the Toll Brothers brand, and its association with quality and luxury is integral to our success. Our strategy has involved growing our business by expanding our luxury brand to new price points, product lines and geographies, including expansion of our affordable luxury products. If we are unable to maintain the position of the Toll Brothers brand, our business may be adversely affected by diminishing the distinctive appeal of the brand and tarnishing its image. This could result in lower sales and earnings.
In addition, unfavorable media or investor and analyst reports related to our industry, company, brand, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining and enhancing our brand depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from media outlets or social media could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
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
A significant portion of our revenues and income from operations are concentrated in California. In addition, our gross margin in California tends to be higher than Company average. Factors beyond our control could have a material adverse effect on our revenues, gross margin and/or income from operations generated in California. These factors include, but are not limited to: changes in the regulatory and fiscal environment; prolonged economic downturns; high levels of foreclosures; lack of affordability; a lack of foreign buyer demand; severe weather including drought; natural disasters such as earthquakes and wild fires; the risk of local governments imposing building moratoriums and of state or local governments imposing regulations that increase building costs; environmental incidents; and declining population and/or growth rates and the related reduction in housing demand in this region. If home sale activity or sales prices decline in California, our costs may not decline at all or at the same rate and our inventory and lots owned or controlled in the state may be at risk of impairment. As a result, our consolidated financial results may be adversely affected.
The construction cycle for mid-rise, high-rise and multifamily building is generally longer than that of single family detached homes, which puts us at greater risk of construction delays and changing market conditions that could adversely affect our operating results in this part of our business.
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
In addition to our residential for-sale business, we also develop, operate and/or, in certain situations, sell for-rent apartments, which we accomplish mainly through joint ventures. Often, the joint venture through which we develop and lease-up a rental property sells the property to a third party or to the joint venture partner upon stabilization. These sales can result in significant gains or losses that we recognize on our Consolidated Statements of Operations and Comprehensive Income as income from unconsolidated entities. The timing of these gains or losses cannot be predicted with certainty and, as a result, can cause our net income to fluctuate from quarter to quarter.
Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the home buyer’s inability to obtain mortgage financing, the home buyer’s inability to sell their current home, or our inability to complete and deliver the home within the specified time. Home buyers may also choose to cancel their home agreement and forfeit their deposit. The amount of deposit that we require varies by community and market and may be insufficient to compel a home buyer to complete the purchase. At October 31, 2024, we had 5,996 homes with a sales value of $6.47 billion in backlog. If economic conditions decline, if mortgage financing becomes less available or more costly, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
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
We have investments in and commitments to certain unconsolidated joint ventures with unrelated parties generally involved in land development, home building and apartment rental development activities. At October 31, 2024, we had investments of $1.01 billion in unconsolidated entities and were committed to invest or advance up to an additional $312.8 million to these unconsolidated entities if they require additional funding. These joint ventures generally borrow money to help finance their activities. In certain circumstances, the joint venture participants, including us, are required to provide guarantees of certain obligations relating to the joint ventures. In most of these joint ventures, we do not have a controlling interest and, as a result, are not able to require these joint ventures or their participants to honor their obligations or renegotiate them on acceptable terms. If the joint ventures or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses, which could be significant. In addition, because we generally do not control these joint ventures, our investments may be illiquid and we may not always agree with our partners on major decisions, such as asset sales. Disputes between us and partners may result in litigation or arbitration that could increase our expenses and distract our management team. In addition, we may in certain circumstances be liable for the actions of its third-party partners.
Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses, or limit our home building activities, which could have a negative impact on our operations.
We must obtain the approval of numerous governmental authorities in connection with our development and construction activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs or, in some cases, cause us to determine that the property is not feasible for development.
Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, accessibility, safety, anti-discrimination, and similar matters apply to and/or affect the housing industry. Governmental regulation affects construction activities as well as sales activities, mortgage lending activities, and other dealings with home buyers, including anti-discrimination laws such as the Fair Housing Act and data privacy laws such as the California Consumer Privacy Act. The industry also has experienced an increase in state and local legislation and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs, or limiting our ability to operate in those municipalities. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.
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
As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. In addition, insuring against construction defect and product liability claims has become increasingly difficult due to limited coverage options, high costs, lack of reinsurance options and the exit of insurers from the market.There can be no assurance that any form of insurance coverage will be available in the future or, if it is offered, that it will be available on reasonable terms. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported. The projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of products we build, insurance industry practices, and legal or regulatory actions and/or interpretations, among other factors. Key assumptions used in these estimates include claim frequencies, severities, and settlement patterns, which can occur over an extended period of time. In addition, changes in the frequency and severity of reported claims and the estimates to settle claims can impact the trends and assumptions used in the actuarial analysis, which could be material to our consolidated financial statements. Due to the degree of judgment required and the potential for variability in these assumptions, our actual future costs could differ from those estimated, and the difference could be material to our consolidated financial statements.
Our quarterly operating results may fluctuate due to the seasonal nature of our business.
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered into with customers in the winter and spring months. Construction of our build-to-order homes typically proceeds after signing the agreement of sale with our customer and typically require nine to 12 months to complete, although construction times may extend beyond 12 months due to a variety of reasons, including high demand, labor shortages, supply chain disruption and municipal related delays. In addition, weather-related events may occur from time to time, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment, including those regulating the emission or discharge of materials into the environment, the management of storm water runoff at construction sites, the handling, use, storage and disposal of hazardous substances, impacts to wetlands and other sensitive environments, and the remediation of contamination at properties that we acquire, own or develop. In addition, state and local jurisdictions have in recent years enacted regulations that require new homes to be more energy efficient than existing homes, or to be more weather-resistant, or have mandated energy efficient features, such as solar panels, be included in new construction. The environmental and housing code regulations applicable to each community in which we operate vary greatly depending on the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental regulations may cause delays, may cause us to incur substantial compliance, remediation or other costs, and can prohibit or severely restrict development and home building activity. In addition, noncompliance with these regulations could result in fines and penalties, obligations to remediate, permit revocations or other sanctions; and contamination or other environmental conditions at or in the vicinity of our developments, whether or not we were responsible for such conditions, may result in claims against us for personal injury, property damage or other losses.
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
Our ability to develop residential communities may be adversely affected by circumstances beyond our control, including work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; the ability of municipalities to process permits, conduct inspections and take similar actions in a timely manner; and shortages, delays in availability, or fluctuations in prices of building components and materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our home prices because the price for each home, especially our build-to-order homes, is typically set months prior to its delivery pursuant to the agreement of sale with the home buyer. If that happens, our operating results could be harmed.
In the recent past, strong demand for homes combined with supply chain disruptions, labor shortages and municipal related delays caused our construction cycles to lengthen and the costs of building materials to increase. Longer construction cycles can lead to increased cancellation rates, lower customer satisfaction and brand diminishment. In addition, shortages and cost increases in building materials and tightness in the labor market can erode our profit margins and adversely affect our results of operations, especially if such disruptions, shortages and delays persist for extended periods of time. Changes in laws, government regulations, or enforcement priorities, such as the imposition of tariffs (in particular on materials imported from Canada or Mexico) or changes in immigration laws and/or their enforcement, could result in higher component costs, tighter overall labor conditions and a shortage of skilled tradespeople, which could in turn adversely affect our business.
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
Our business and results of operations depend substantially on our ability to obtain financing and lines of credit, whether from bank borrowings or from financing in the public debt markets. Our Revolving Credit Facility, which provides for $1.955 billion in committed borrowing capacity and letters of credit, and substantial portions of our $650.0 million term loan mature in February 2028, with smaller portions maturing in November 2025 and November 2026. In addition, $1.60 billion of our senior notes become due and payable at various times from November 2025 through November 2029. We cannot be certain that we will be able to replace existing financing and credit lines or find additional sources of financing in the future on favorable terms or at all.
Another source of credit and liquidity for us is our ability to use letters of credit and surety bonds to back certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds support our land development and construction obligations to various municipalities, other government agencies, and utility companies related to infrastructure construction. At October 31, 2024, we had outstanding letters of credit and surety bonds totaling $180.0 million and $1.16 billion, respectively. Our letters of credit are generally, but not always, issued under our Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and costs of operations could be adversely affected.
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
Our results of operations also depend on the ability of our potential home buyers to obtain mortgages for the purchase of our homes. Mortgage rates have increased significantly since January 2022, which has negatively impacted the overall housing market. A variety of factors, including market conditions and government actions could cause mortgage rates to increase even further in the future. Any uncertainty in the mortgage markets and its impact on the overall mortgage market, including the tightening of credit standards, future increases in the effective cost of home mortgage financing (including as a result of changes to federal tax law), and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
Adverse weather conditions and natural disasters can have serious effects on our ability to develop our residential communities and other aspects of our business. To the extent that hurricanes, tornadoes, severe storms, heavy or prolonged precipitation, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Natural disasters can also lead to increased competition for subcontractors, which can delay our construction activities even after an event has concluded. They may also result in reduced demand for homes in a given community, as potential buyers may avoid areas they deem to be at higher risk of loss, or they may face higher costs for, or may be unable to obtain, fire, flood or other hazard insurance coverage in certain areas due to local environmental conditions or historical events. In addition, adverse weather events could prompt governmental authorities to adopt more stringent building codes, which would likely increase development costs in affected areas and negatively impact home affordability and/or demand.
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
Our future success depends, to a significant degree, on the efforts of our senior management and our ability to attract qualified personnel. Competition for qualified personnel in all of our operating markets, as well as within our corporate operations, is intense. Our operations could be adversely affected if key members of our senior management unexpectedly leave the Company; if we cannot attract qualified personnel to manage our business; or if we are unable to successfully manage transition matters when our senior executives, several of whom are retirement eligible under our various compensation plans.
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
We have been subject to cyber incidents in the past, including an attack that temporarily disrupted access to certain of our systems and an incident involving identity theft through the unauthorized access of one of our third-party service provider’s information systems. Neither of these incidents individually or in the aggregate resulted in any material liability to us, any material damage to our reputation, or any material disruption to our operations. However, as a result of a widespread increase in the frequency and number of cyber-attacks, we expect that we will continue to be the target of additional and increasingly sophisticated cyber-attacks and data security breaches, and the safeguards we have designed to help prevent these incidents from occurring may not be successful. Any further increase in the frequency or scope of cyber-attacks may exacerbate these data security risks. If we experience additional cyber-attacks or data security breaches in the future, we could suffer material liabilities, our reputation could be materially damaged, and our operations could be materially disrupted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have established processes and policies for assessing, identifying and managing material risks posed by cybersecurity threats. Our processes and policies are based upon the National Institute of Standards and Technology (NIST) Cybersecurity Framework with our processes focused on: (i) developing organizational understanding to manage cybersecurity risks, (ii) applying safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes. We take a risk-based approach to cybersecurity, with processes that include:
•requiring our employees with network access to complete information security and privacy training on an annual basis;
•continuously working to improve our information technology systems and providing employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection;
•conducting penetration testing with the assistance of outside consultants at least annually to assess vulnerabilities and use feedback from those exercises to improve our processes and defenses;
•conducting tabletop exercises with the assistance of outside consultants to assess and improve where appropriate our processes and policies; and
•conducting diligence, and seeking engagements of, sophisticated, cloud-based third-party service providers for certain critical functions.
We have engaged knowledgeable third parties to assist us in establishing and improving our policies, and monitoring and responding to cyber threats. Our processes and policies include the identification of those third-party relationships that have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also manage risks related to cybersecurity by maintaining insurance coverage as part of our overall insurance portfolio. For additional information concerning cybersecurity risks we face, see “Item 1A Risk Factors – Information technology failures or data security breaches could harm our business”.
Governance
Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to our Audit and Risk Committee. Our Audit and Risk Committee regularly reviews the measures implemented to identify and mitigate data protection and cybersecurity risks. As part of such reviews, our Audit and Risk Committee receives quarterly reports and presentations from team members responsible for overseeing our cybersecurity risk management, including our Chief Information Officer (CIO), which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties.
At the management level, our cybersecurity program is managed by our CIO. Our CIO joined the Company in 2014 and has over 20 years of experience leading information technology teams, including with respect to cloud-based system integration, strategic IT transformations, and the unification, standardization and implementation of technological solutions. Our CIO is supported by our information security team, which is led by our Director of Information & Cybersecurity who has over 20 years of experience in information security, and which is tasked with monitoring, detecting, preventing and responding to cyber incidents. We have also engaged a team of dedicated professionals employed by our cybersecurity consultant, which includes our Chief Information Security Officer (CISO). Our CISO has extensive experience assessing and managing cybersecurity programs and cybersecurity risk and has over 25 years of experience in information security. His background includes technical experience, strategy and architecture focused roles, cyber and threat experience, and various leadership roles in all areas of information technology.
Pursuant to our Information Technology Incident Response Plan (IRP), when a cybersecurity event has been identified through our detection processes, it is assessed in order to determine whether the event is a cybersecurity incident. Our IRP designates the primary manager of a cybersecurity incident, describes the parties who should be informed about the incident and outlines the processes for containment, eradication, recovery and resolution of the incident. Depending on the severity and impact of a cybersecurity threat, members of our senior management team, the Audit and Risk Committee and the full Board of Directors are notified of an incident and kept informed of the mitigation and remediation of the incident. We are not aware of any material cybersecurity incidents in the last three years.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange under the symbol “TOL.” On December 18, 2024, there were approximately 381 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2024, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of a publicly announced plan or program (c)	Maximum number of shares that may yet be purchased under the plan or program (c)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2024 to August 31, 2024	97	$143.95	97	16,327
September 1, 2024 to September 30, 2024	472	$145.95	472	15,855
October 1, 2024 to October 31, 2024	768	$151.36	768	15,087
Total	1,337		1,337

(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2024, we withheld 1,147 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $159,000 of income tax withholdings and we issued the remaining 3,024 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2024, the net exercise method was not employed to exercise options.
(b)    Average price paid per share includes costs associated with the purchases, but excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c)    On December 13, 2023, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective December 13, 2023, the prior authorization that had been in effect since March 17, 2022. Our Board of Directors did not fix any expiration date for the current share repurchase program.
    Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $3.90 billion as of October 31, 2024.
Dividends
During fiscal 2024, we paid aggregate cash dividends of $0.90 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2024, under the provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $3.57 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2019, and that dividends were reinvested) from October 31, 2019 to October 31, 2024, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Toll Brothers, Inc.
S&P 500®
S&P Homebuilding

October 31:	2019	2020	2021	2022	2023	2024
Toll Brothers, Inc.	$100.00	$107.71	$155.05	$112.73	$187.48	$391.20
S&P 500®	$100.00	$109.71	$156.79	$133.88	$147.46	$203.52
S&P 500 Homebuilding Index	$100.00	$117.37	$155.67	$132.48	$186.63	$310.37

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached, master-planned, resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve. In recent years, we have pursued a strategy of broadening our product lines, price points and geographic footprint, as well as increasing the number of spec homes that we sell relative to our traditional build-to-order homes. We cater to luxury first-time, move-up, empty-nester (move-down), active-adult, and second-home buyers in the United States, as well as urban and suburban renters. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners. At October 31, 2024, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2024, we delivered 49,407 homes from 986 communities, including 10,813 homes from 527 communities in fiscal 2024. At October 31, 2024, we had 1,041 communities in various stages of planning, development or operations containing approximately 74,700 home sites that we owned or controlled through options. At fiscal year-end, we were selling from 408 of these communities.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology and landscaping subsidiaries. We also develop master-planned and golf course communities as well as operate, in certain regions, our own lumber distribution, house component assembly and component manufacturing operations.
In addition to our residential for-sale business, we also develop and, in some cases operate, for-rent apartments generally through joint ventures. See the section entitled “Toll Brothers Apartment Living/Toll Brothers Campus Living” below.
We have investments in various unconsolidated entities, including our Land Development Joint Ventures, Home Building Joint Ventures and Rental Property Joint Ventures.
Financial Highlights
In fiscal 2024, we recognized $10.85 billion of revenues, consisting of $10.56 billion of home sales revenues and $283.4 million of land sales and other revenues, and net income of $1.57 billion, as compared to $9.99 billion of revenues, consisting of $9.87 billion of home sales revenues and $128.9 million of land sales and other revenues, and net income of $1.37 billion in fiscal 2023. Land sales and other revenue, pre-tax income and net income in fiscal 2024 included $185.0 million, $175.2 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In fiscal 2024 and 2023, the value of net contracts signed was $10.07 billion (10,231 homes) and $7.91 billion (8,077 homes), respectively. The value of our backlog at October 31, 2024 was $6.47 billion (5,996 homes), as compared to our backlog at October 31, 2023 of $6.95 billion (6,578 homes).
At October 31, 2024, we had $1.30 billion of cash and cash equivalents and approximately $1.77 billion available for borrowing under our $1.955 billion revolving credit facility (the “Revolving Credit Facility”). At October 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $180.0 million.
At October 31, 2024, our total equity and our debt to total capitalization ratio were $7.69 billion and 0.27 to 1.00, respectively.

Our Business Environment and Current Outlook
Through fiscal 2024, demand for our homes remained solid despite geopolitical turmoil, continued inflationary pressures and mortgage rates that remained elevated compared to the prior decade. Despite these conditions, the market for new homes, and in particular higher-end new homes, has continued to perform well. We believe this is due to a variety of factors, including the very low levels of resale inventory on the market, favorable demographic trends that include first time millennial buyers who are acquiring homes later in life, and a continuation of a structural supply-demand imbalance that has resulted from underproduction of homes relative to population growth for well over a decade. While home price appreciation and higher mortgage rates have made homes unaffordable for many entry-level buyers, our more affluent customer base has been less impacted by these trends. We believe the favorable trends described above will continue to support demand for our homes for the foreseeable future. However, historically the home building industry has been highly cyclical and there can be no guarantee that our business will not be disrupted by macroeconomic factors, such as negative impacts from inflation or mortgage rates that may trend higher.
Competitive Landscape
The home building business is highly competitive and fragmented. We compete with numerous home builders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than we do. Sales of existing homes, whether by a homeowner or by a financial institution that may have acquired a home through a foreclosure or otherwise, also provide competition. We compete primarily based on price, location, design, quality, service, and reputation. We believe our size and financial stability, relative to many others in our industry, provides us with a competitive advantage.
Land Acquisition and Development
Our business is subject to many risks because of the extended length of time that it takes to obtain the necessary approvals on a property, complete the land improvements and community amenities, and build and deliver a home. We attempt to reduce some of these risks and improve our capital efficiency by utilizing one or more of the following methods: controlling land for future development through options, which enables us to obtain necessary governmental approvals before acquiring title to the land; commencing construction of a build-to-order home only after executing an agreement of sale and receiving a required down payment from the buyer; and using subcontractors to perform home and amenity construction and land development work on a fixed-price basis.
During fiscal 2024 and 2023, we acquired control of approximately 14,900 and 4,200 home sites, respectively, net of options terminated and land sales. In each of fiscal 2024 and 2023 we forfeited control of approximately optioned 4,000 lots primarily because the planned community no longer met our development criteria. At October 31, 2024, we controlled approximately 74,700 home sites, as compared to approximately 70,700 home sites at October 31, 2023, and approximately 76,000 home sites at October 31, 2022. In addition, at October 31, 2024, we expected to purchase approximately 9,000 additional home sites from several Land Development Joint Ventures in which we have an interest, at prices to be determined.
Of the approximately 74,700 total home sites that we owned or controlled through options at October 31, 2024, we owned approximately 34,000 and controlled approximately 40,800 through options. Of the 74,700 home sites, approximately 19,000 were substantially improved.
In addition, at October 31, 2024, our Land Development Joint Ventures owned approximately 22,700 home sites (including 316 home sites included in the 40,800 controlled through options).
At October 31, 2024, we were selling from 408 communities, compared to 370 communities at October 31, 2023, and 348 communities at October 31, 2022.
Customer Mortgage Financing
We maintain relationships with a diverse group of mortgage financial institutions, many of which are among the largest in the industry. We believe that national, regional and community banks continue to recognize the long-term value in creating relationships with our home buyers, and these banks continue to provide these customers with financing.
We believe that our home buyers generally are, and will continue to be, well-positioned to secure mortgages due to their typically lower loan-to-value ratios and attractive credit profiles, as compared to the average home buyer.
Toll Brothers Apartment Living/Toll Brothers Campus Living
In addition to our residential for-sale business, we also develop and in some cases operate for-rent apartments generally through joint ventures. At October 31, 2024, we or joint ventures in which we have an interest, owned or controlled 67 land parcels that are planned, or being developed or operated, as for-rent apartment projects containing approximately 21,300 units. These projects, which are located in multiple metropolitan areas throughout the country, are being operated, are being developed, or will be developed with partners under the brand names Toll Brothers Apartment Living and Toll Brothers Campus Living. Of these 21,300 units, 13,300 were owned by joint ventures in which we have an interest; approximately 2,400 were owned by us; and the land parcels underlying 5,600 units were under contract to be purchased by us. At October 31, 2024, we had approximately 4,500 units in for-rent apartment projects that were occupied or ready for occupancy, 5,700 units in the lease-up stage, 6,500 units in the design phase or under development, and 4,700 units in the planning stage.
In fiscal 2024, three of our Rental Property Joint Ventures sold their assets or we sold a portion of our ownership interest to unrelated parties, resulting in aggregate gains of $176.1 million recognized by the joint ventures. From our investments in these joint ventures we received cash and recognized our share of the gains of $24.1 million in fiscal 2024. In fiscal 2023, two of our Rental Property Joint Ventures sold their assets to unrelated parties, resulting in aggregate gains of $106.2 million recognized by the joint ventures. From our investments in these joint ventures, we received cash and recognized gains of $50.9 million in fiscal 2023. In addition, in fiscal 2023, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $16.0 million. The gains recognized from these sales are included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
Contracts and Backlog
The aggregate value of net sales contracts signed increased 27% in fiscal 2024, as compared to fiscal 2023. The value of net sales contracts signed was $10.07 billion (10,231 homes) in fiscal 2024 and $7.91 billion (8,077 homes) in fiscal 2023. The increase in the aggregate value of net contracts signed in fiscal 2024, as compared to fiscal 2023, was due to a 27% increase in the number of net contracts signed. The increase in the number of net contracts signed in fiscal 2024, as compared to fiscal 2023, reflects both solid demand and an increase in the average number of communities that we were selling from in 2024. The average value attributed to each contract signed in fiscal 2024 was generally flat compared to those signed in fiscal 2023. The average value attributed to each contract signed includes the value of each binding agreement of sale that was signed in the period, as well as the value of all options selected during the period, regardless of when the initial agreement of sale related to such options was signed.
The value of our backlog at October 31, 2024, 2023, and 2022 was $6.47 billion (5,996 homes), $6.95 billion (6,578 homes), and $8.87 billion (8,098 homes), respectively. Approximately 97% of the homes in backlog at October 31, 2024 are expected to be delivered by October 31, 2025. The 7% decrease in the value of homes in backlog at October 31, 2024, as compared to October 31, 2023, was due to the delivery of more homes out of backlog than were added during fiscal 2024, and a decrease in the average value of each contract signed.
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
We recognized inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2024, 2023, and 2022, as shown in the table below (amounts in thousands):

	2024	2023	2022
Land controlled for future communities	$6,676	$10,712	$13,051
Land owned for future communities	—	1,493	19,690
Operating communities	52,765	18,501	—
	$59,441	$30,706	$32,741

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
Warranty and Self-Insurance
Warranty: We provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment. We also provide many of our home buyers with a limited 10-year warranty as to structural integrity. We accrue for expected warranty costs at the time each home is closed and title and possession are transferred to the home buyer. Warranty costs are accrued based upon historical experience related to product type, geographic location and other community specific factors. Adjustments to our warranty liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs. Over the past decade, we have had a significant number of warranty claims related to water intrusion issues primarily impacting homes built in Pennsylvania and Delaware. Our review process for these claims includes an analysis of many factors to determine the estimated costs to resolve such claims, including: the closing dates of the homes; the number of claims received; our inspection of homes; an estimate of the number of homes we expect to repair; the type and cost of repairs that have been performed in each community; the estimated costs to remediate pending and future claims; and the previously recorded amounts related to these claims. We also monitor legal developments relating to these types of claims and review the volume, relative merits and adjudication of claims in litigation or arbitration.
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
We engage a third-party actuary that uses our historical claim and expense data, input from our internal legal and risk management groups, as well as industry data, to estimate our liabilities, on an undiscounted basis, related to unpaid claims, IBNR associated with the risks that we are assuming for our self-insured liability and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim is made, and the ultimate resolution of the claim. Though state regulations vary, construction defect claims are reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to IBNR. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
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
Investments in Unconsolidated Entities
We evaluate our investments in unconsolidated entities for indicators of impairment on a quarterly basis. A series of net operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.
The evaluation of our investments in unconsolidated entities for other-than-temporary impairment entails a detailed cash flow analysis using many estimates, including but not limited to: (1) projected future distributions from the unconsolidated entities, (2) discount rates applied to the future distributions and (3) various other factors. For our unconsolidated entities that develop for-sale homes and condominiums these other factors include those that are similar to how we evaluate our inventory for impairment as described above, such as expected sales pace, expected sales price, expected incentives, and costs incurred and anticipated. For our unconsolidated entities that own, develop and manage for-rent residential apartments, these other factors may include rental trends, expected future expenses and cap rates. Our assumptions on the projected future distributions from unconsolidated entities are also dependent on market conditions, sufficiency of financing and capital, competition, and anticipation of cash receipts.
We believe our assumptions on discount rates require significant judgment because the selection of the discount rate may significantly impact the estimated fair value of our investments in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investments in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investments in unconsolidated entities. During the year ended October 31, 2024, we utilized discount rates ranging from 10% to 15% in our valuations. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2024 and 2023 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2024	2023	% Change
Revenues:
Home sales	$10,563.3	$9,866.0	7%
Land sales and other	283.4	128.9
	10,846.7	9,994.9	9%
Cost of revenues:
Home sales	7,753.4	7,207.3	8%
Land sales and other	70.9	153.5
	7,824.3	7,360.7	6%
Selling, general and administrative	982.3	909.4	8%
Income from operations	2,040.2	1,724.8	18%
Other:
(Loss) income from unconsolidated entities	(23.8)	50.1	(148)%
Other income - net	69.3	67.5	3%
Income before income taxes	2,085.6	1,842.4	13%
Income tax provision	514.4	470.3	9%
Net income	$1,571.2	$1,372.1	15%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	73.4%	73.1%
Land sales and other cost of revenues as a percentage of land sales and other revenues	25.0%	119.1%
SG&A as a percentage of home sales revenues	9.3%	9.2%
Effective tax rate	24.7%	25.5%

Deliveries – units	10,813	9,597	13%
Deliveries – average sales price (in ‘000s)	$976.9	$1,028.0	(5)%

Net contracts signed – value	$10,072.6	$7,907.8	27%
Net contracts signed – units	10,231	8,077	27%
Net contracts signed – average sales price (in ‘000s)	$984.5	$979.1	1%

	At October 31,
	2024	2023	% Change
Backlog – value	$6,467.8	$6,945.3	(7)%
Backlog – units	5,996	6,578	(9)%
Backlog – average sales price (in ‘000s)	$1,078.7	$1,055.8	2%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreements of sale related to such options were signed.
A discussion and analysis regarding Results of Operations and Analysis of Financial Condition for the year ended October 31, 2023, as compared to the year ended October 31, 2022, is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on December 21, 2023.

FISCAL 2024 COMPARED TO FISCAL 2023
Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sales revenues in fiscal 2024, as compared to fiscal 2023, was attributable to a 13% increase in the number of homes delivered, offset, in part, by a 5% decrease in the average price of homes delivered. The increase in the number of homes delivered in fiscal 2024, as compared to fiscal 2023, was principally due to higher backlog conversion and an increase in the number of spec homes delivered in fiscal 2024, offset, in part, by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The decrease in the average delivered home price was mainly due to increase in homes delivered in less expensive product types/geographic regions.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2024 was 73.4%, as compared to 73.1% in fiscal 2023. The increase in fiscal 2024 was principally due to a shift in the mix of revenues to lower margin products/areas and increased inventory impairment charges, offset, in part, by lower interest expense as a percentage of home sales revenues. We recognized inventory impairments and write-offs of $59.4 million, or 0.6% of home sales revenues, and $30.7 million, or 0.3% of home sales revenues, in fiscal 2024 and fiscal 2023, respectively. Interest cost in fiscal 2024 was $129.0 million, or 1.2% of home sales revenues, as compared to $139.4 million, or 1.4% of home sales revenues in fiscal 2023.
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
The increase in land sales and other cost of revenues as a percentage of land sales and other revenues in fiscal 2024 compared to fiscal 2023 was primarily due to the sale of a single land parcel to a commercial developer in our second quarter for net cash proceeds of $180.7 million, which resulted in a pre-tax gain of $175.2 million. In addition, we incurred lower impairment charges in fiscal 2024. We recognized $4.4 million of impairment charges in fiscal 2024 in connection with planned land sales. This compares to $30.6 million of land sales and other impairment charges recognized in fiscal 2023.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $72.8 million in fiscal 2024, as compared to fiscal 2023. As a percentage of home sales revenues, SG&A was 9.3% and 9.2% in fiscal 2024 and 2023, respectively. The dollar increase in SG&A was primarily due to an increase in variable spending such as selling expenses associated with increased home sales revenues. The increase in SG&A as a percentage of home sales revenues was primarily due to general cost inflation.
Income from Unconsolidated Entities
We recognize our proportionate share of the earnings and losses from the various unconsolidated entities in which we have an investment. Many of our unconsolidated entities are land development projects, high-rise/mid-rise condominium construction projects, or for-rent apartment projects and for-rent single-family home projects, which do not generate revenues and earnings for a number of years during the development of the property. Once development is complete for land development projects and high-rise/mid-rise condominium construction projects, these unconsolidated entities will generally, over a relatively short period of time, generate revenues and earnings until all of the assets of the entity are sold. Further, once for-rent apartments and for-rent single-family home projects are complete and stabilized, we often monetize a portion of these projects through a recapitalization or a sale of all or a portion of our ownership interest in the joint venture, resulting in an income-producing event. Because of the long development periods associated with these projects, the earnings recognized from these entities may vary significantly from quarter to quarter and year to year.
For our Rental Property Joint Ventures specifically, these entities typically generate operating losses until the related property reaches stabilization. For the fiscal years 2024 and 2023, our earnings related to the Rental Property Joint Ventures include approximately $50.3 million and $32.9 million, respectively, of our share of net operating losses incurred by these joint ventures, of which approximately $29.8 million and $26.1 million, respectively, was our share of the depreciation expense recognized by these joint ventures.
We recognized a loss from unconsolidated entities of $23.8 million in fiscal 2024, as compared to income of $50.1 million in fiscal 2023. This decrease was mainly due to $50.9 million of gains recognized in fiscal 2023 related to property sales compared to $24.1 million of such gains in fiscal 2024. We also recognized a $16.0 million gain as the result of the sale of our ownership interest in a Rental Property Joint Venture in fiscal 2023. No similar sales occurred in fiscal 2024. Fiscal 2024 was also impacted by higher losses incurred by various Rental Property Joint Ventures, reduced income at one Home Building Joint Venture due to its underlying assets being sold out, lower earnings from a Land Development Joint Venture due to reduced sales volume, and an increase in other-than-temporary impairment charges recognized. We recognized other-than-temporary impairment charges in fiscal 2024 of $6.6 million related to two investments in Rental Property Joint Ventures. No similar impairment charges were recognized in fiscal 2023.
Other Income - Net
The table below provides the components of “Other Income – net” for the years ended October 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Interest income	$38,497	$35,133
Income from ancillary businesses	19,534	2,846
Management fee income earned by home building operations	4,297	4,462
Gain on litigation settlements – net	—	27,683
Other	6,968	(2,606)
Total other income – net	$69,296	$67,518
The increase in income from ancillary businesses in fiscal 2024, as compared to fiscal 2023, was principally due to higher earnings from our mortgage and title operations due to increased closing volume and a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business, offset, in part, by higher operating losses incurred in our apartment living operations. In fiscal 2024 and fiscal 2023, we also recognized $8.9 million and $8.4 million, respectively, of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment living operations.
In fiscal 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $35.7 million and $34.7 million, respectively.
In fiscal 2023, the gain on litigation settlements - net primarily related to the settlement of an insurance claim.
The increase in “other” in fiscal 2024 was principally due to a $5.0 million gain related to an investment we held in a privately held company that sold substantially all of its assets to a third party during the year.
Income Before Income Taxes
In fiscal 2024, we reported income before income taxes of $2.09 billion, or 19.2% of revenues, as compared to $1.84 billion, or 18.4% of revenues, in fiscal 2023.
Income Tax Provision
We recognized a $514.4 million income tax provision in fiscal 2024. Based upon the federal statutory rate of 21.0% for fiscal 2024, our federal tax provision would have been $438.0 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $103.9 million, $2.7 million of other permanent differences, and a $2.6 million increase in unrecognized tax benefits, offset, in part, by a benefit of $17.5 million from excess tax benefits related to stock-based compensation, $2.1 million of reversal of accruals for uncertain tax positions and $13.0 million of miscellaneous and other deferred tax adjustments.
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
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. We also use cash to pay dividends on our common stock, to repay debt and make share repurchases. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At October 31, 2024, we had $1.30 billion of cash and cash equivalents on hand and approximately $1.77 billion available for borrowing under our Revolving Credit Facility. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.955 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders, and is scheduled to mature on February 14, 2028. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. We are also a party to a $650.0 million unsecured Term Loan Facility, of which $487.5 million matures February 14, 2028, $101.6 million matures on November 1, 2025 and the remaining $60.9 million matures on November 1, 2026.
Short-term Liquidity and Capital Resources
In fiscal 2025, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community level debt, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility and borrowings from banks and other lenders.
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
Long-term Liquidity and Capital Resources
Beyond fiscal 2025, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or matures, land purchases and inventory additions needed to grow our business, long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of October 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of October 31, 2024, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At October 31, 2024, we had investments in these entities of $1.01 billion, and were committed to invest or advance up to an additional $312.8 million to these entities if they require additional funding. At October 31, 2024, we had agreed to terms for the acquisition of 316 home sites from four joint ventures for an estimated aggregate purchase price of $26.8 million. In addition, we expect to purchase approximately 9,000 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
The unconsolidated joint ventures in which we have investments generally finance their activities with a combination of partner equity and debt financing. In some instances, we and our joint venture partner have guaranteed debt of unconsolidated entities. These guarantees may include any or all of the following: (i) project completion guarantees, including any cost overruns; (ii) repayment guarantees, generally covering a percentage of the outstanding loan; (iii) carry cost guarantees, which cover costs such as interest, real estate taxes, and insurance; (iv) environmental indemnities provided to lenders that holds them harmless from and against losses arising from the discharge of hazardous materials from the property and non-compliance with applicable environmental laws; and (v) indemnifications of lenders from “bad boy acts” of the unconsolidated entity.
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of October 31, 2024, in the event we had become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2024, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $3.03 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $646.9 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2024, the unconsolidated entities had borrowed an aggregate of $2.20 billion, of which we estimate $560.4 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 3.0 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
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
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of October 31, 2024, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information.
Operating Activities
Cash provided by operating activities during fiscal 2024 was $1.01 billion. Cash provided by operating activities was generated primarily from: (1) $1.57 billion of net income plus the following non-cash activities: $81.2 million of depreciation and amortization, a net deferred tax benefit of $80.3 million, $72.8 million of impairments and write-offs, $29.6 million of stock-based compensation, $23.8 million of losses from unconsolidated entities; and (2) $39.3 million of distributions received from unconsolidated entities and $31.9 million in current income taxes, net. This activity was offset, in part, by an increase of $575.7 million in inventory, a decrease of $77.2 million in net customer deposits; $78.5 million in mortgage loan originations, net of sales, and a decrease of $21.8 million in accounts payable and accrued expenses.
Cash provided by operating activities during fiscal 2023 was $1.27 billion. Cash provided by operating activities was generated primarily from: (1) $1.37 billion of net income plus the following non-cash activities: $76.5 million of depreciation and amortization, $69.5 million of impairments and write-offs, $24.8 million of stock-based compensation, $50.1 million of income earned from unconsolidated entities; and a net deferred tax expense of $36.2 million and (2) $88.4 million of distributions received from unconsolidated entities and $78.9 million in mortgage loan sales, net of originations. This activity was offset, in part, by a decrease of $162.6 million in current income taxes, net; an increase of $135.9 million in receivables, prepaid assets, and other assets; a decrease of $88.3 million in net customer deposits; a decrease of $23.7 million in accounts payable and accrued expenses; and an increase of $22.2 million in inventory.

Investing Activities
Cash used in investing activities during fiscal 2024 was $167.6 million, primarily related to $193.2 million used to fund our investments in unconsolidated entities and $73.6 million for the purchase of property and equipment. This activity was offset, in part, by $101.4 million of cash received as returns from our investments in unconsolidated entities.
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
Financing Activities
We used $816.5 million of cash from financing activities in fiscal 2024, primarily for the repurchase of $627.1 million of our common stock; payments of $100.1 million of loans payable, net of new borrowings; and the payment of dividends on our common stock of $93.4 million. This activity was offset by $4.1 million of proceeds from stock-based benefit plans.
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
INFLATION
The long-term impact of inflation on us is manifested in increased costs for land, land development, construction, and overhead. We generally enter into contracts to acquire land a significant period of time before development and sales efforts begin. Accordingly, to the extent land acquisition costs are fixed, subsequent increases or decreases in the sales prices of homes will affect our profits. Because the sales price of each of our homes is fixed at the time a buyer enters into a contract to purchase a home and because we contract to sell a substantial number of our homes before we begin construction, any inflation of costs in excess of those anticipated would likely result in lower gross margins for these homes. We generally attempt to minimize that effect by entering into fixed-price contracts with our subcontractors and material suppliers for specified periods of time, which generally do not exceed one year.

In general, housing demand is adversely affected by increases in interest rates and other housing costs. Additionally, interest rates, the length of time that land remains in inventory, and the proportion of inventory that is financed affect our interest costs. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage rates increase significantly, affecting prospective buyers’ ability to adequately finance home purchases, our home sales revenues, gross margins, and net income could be adversely affected. Increases in sales prices, whether the result of inflation or demand, may affect the ability of prospective buyers to afford new homes. See “Risk Factors — Risks Related to Our Business and Industry - Significant inflation, higher interest rates or deflation could adversely affect our business and financial results” in Item 1A of this Form 10-K.
SUPPLEMENTAL GUARANTOR INFORMATION
At October 31, 2024, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6 to our Consolidated Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions)

October 31, 2024
Assets
Cash	$1,170.6
Inventory	$9,594.5
Amount due from Non-Guarantor Subsidiaries	$725.6
Total assets	$12,242.5

Liabilities & Stockholders' Equity
Loans payable	$968.4
Senior notes	$1,597.1
Total liabilities	$4,952.9
Stockholders' equity	$7,289.6
Summarized Statement of Operations Data (amounts in millions)

For the year ended October 31, 2024
Revenues	$10,673.2
Cost of revenues	$7,687.0
Selling, general and administrative	$975.7
Income before income taxes	$2,048.6
Net income	$1,543.3

SEGMENTS
During fiscal 2024 and 2023, we operated in five geographic segments, with operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Illinois, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital. The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2024 and 2023. Information related to backlog and assets by segment at October 31, 2024 and 2023 has also been provided.
Units Delivered and Revenues:

	Fiscal 2024 Compared to Fiscal 2023
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$1,484.3	$1,494.1	(1)%	1,522	1,577	(3)%	$975.2	$947.4	3%
Mid-Atlantic	1,422.0	1,175.3	21%	1,512	1,067	42%	$940.5	$1,101.5	(15)%
South	2,787.4	2,204.8	26%	3,316	2,597	28%	$840.6	$849.0	(1)%
Mountain	2,590.4	2,660.7	(3)%	2,984	2,897	3%	$868.1	$918.4	(5)%
Pacific	2,279.1	2,329.4	(2)%	1,479	1,459	1%	$1,541.0	$1,596.6	(3)%
Total home building	10,563.2	9,864.3	7%	10,813	9,597	13%	$976.9	$1,027.9	(5)%
Other	0.1	1.7
Total home sales revenue	10,563.3	$9,866.0	7%	10,813	9,597	13%	$976.9	$1,028.0	(5)%
Land sales and other revenue	283.4	128.9
Total revenue	$10,846.7	$9,994.9

Net Contracts Signed:

	Fiscal 2024 Compared to Fiscal 2023
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$1,456.8	$1,336.9	9%	1,421	1,411	1%	$1,025.2	$947.5	8%
Mid-Atlantic	1,292.0	1,165.5	11%	1,353	1,170	16%	$954.9	$996.2	(4)%
South	2,498.2	1,938.3	29%	3,007	2,386	26%	$830.8	$812.4	2%
Mountain	2,655.0	1,633.1	63%	3,002	1,950	54%	$884.4	$837.5	6%
Pacific	2,170.6	1,834.0	18%	1,448	1,160	25%	$1,499.0	$1,581.0	(5)%
Total consolidated	$10,072.6	$7,907.8	27%	10,231	8,077	27%	$984.5	$979.1	1%

Backlog at October 31:

	October 31, 2024 Compared to October 31, 2023
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

North	$937.5	$964.1	(3)%	855	956	(11)%	$1,096.5	$1,008.5	9%
Mid-Atlantic	824.8	953.0	(13)%	786	945	(17)%	$1,049.4	$1,008.4	4%
South	1,807.5	2,093.4	(14)%	2,003	2,312	(13)%	$902.4	$905.5	—%
Mountain	1,645.5	1,577.7	4%	1,595	1,577	1%	$1,031.7	$1,000.5	3%
Pacific	1,252.5	1,357.1	(8)%	757	788	(4)%	$1,654.6	$1,722.2	(4)%
Total consolidated	$6,467.8	$6,945.3	(7)%	5,996	6,578	(9)%	$1,078.7	$1,055.8	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2024	2023	% Change 2024 vs 2023

North	$252.7	$197.4	28%
Mid-Atlantic	471.5	243.5	94%
South	578.0	416.7	39%
Mountain	446.2	517.1	(14)%
Pacific	541.8	610.1	(11)%
Total home building	2,290.2	1,984.8	15%
Corporate and other	(204.6)	(142.4)	(44)%
Total consolidated	$2,085.6	$1,842.4	13%
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations; and income from our Rental Property Joint Ventures and Other Joint Ventures.
Total Assets ($ amounts in millions):

	At October 31,
	2024	2023

North	$1,425.7	$1,281.4
Mid-Atlantic	1,445.0	1,323.4
South	2,514.4	2,399.1
Mountain	2,950.8	2,666.9
Pacific	2,266.8	2,175.8
Total home building	10,602.8	9,846.6
Corporate and other	2,765.2	2,680.4
Total consolidated	$13,367.9	$12,527.0
Note: Due to rounding, amounts may not add.
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development operations, and our mortgage and title subsidiaries.
A discussion and analysis regarding our Segments’ Results of Operations and Analysis of Financial Condition for the year ended October 31, 2023, as compared to the year ended October 31, 2022 is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on December 21, 2023.

FISCAL 2024 COMPARED TO FISCAL 2023
North

	Year ended October 31,
	2024	2023	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,484.3	$1,494.1	(1)%
Units delivered	1,522	1,577	(3)%
Average delivered price ($ in thousands)	$975.2	$947.4	3%

Net Contracts Signed:
Net contract value ($ in millions)	$1,456.8	$1,336.9	9%
Net contracted units	1,421	1,411	1%
Average contracted price ($ in thousands)	$1,025.2	$947.5	8%

Home sales cost of revenues as a percentage of home sales revenues	76.8%	79.4%

Income before income taxes ($ in millions)	$252.7	$197.4	28%

Number of selling communities at October 31,	43	40	8%
The decrease in the number of homes delivered in fiscal 2024, as compared to fiscal 2023, was mainly due to a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, offset, in part by a higher backlog conversion in fiscal 2024 and an increase in the number of spec homes delivered. The increase in the average delivered price in fiscal 2024 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products, as well as sales price increases.
The increase in the number of net contracts signed in fiscal 2024, as compared to fiscal 2023, was principally due to an increase in the number of selling communities in fiscal 2024. The increase in the average value of each contract signed in the fiscal 2024 period was primarily due to a shift in the number of contracts signed to more expensive areas and/or products and a decrease in average sales incentives in fiscal 2024.
The increase in income before income taxes in fiscal 2024 was principally attributable to lower home sales cost of revenues, as a percentage of home sales revenues, and decreased SG&A spend, partially offset by lower income from unconsolidated entities. The decrease in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2024 was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenue. The decrease in income from unconsolidated entities was principally due to one joint venture delivering its final home in fiscal 2023. In addition, we recognized $15.6 million of land impairment charges in fiscal 2023 in connection with planned land sales. No similar charges were recognized in fiscal 2024.

Mid-Atlantic

	Year ended October 31,
	2024	2023	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,422.0	$1,175.3	21%
Units delivered	1,512	1,067	42%
Average delivered price ($ in thousands)	$940.5	$1,101.5	(15)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,292.0	$1,165.5	11%
Net contracted units	1,353	1,170	16%
Average contracted price ($ in thousands)	$954.9	$996.2	(4)%

Home sales cost of revenues as a percentage of home sales revenues	72.4%	71.9%

Income before income taxes ($ in millions)	$471.5	$243.5	94%

Number of selling communities at October 31,	52	43	21%
The increase in the number of homes delivered in fiscal 2024, as compared to fiscal 2023, was mainly due to an increase in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022, higher backlog conversion, and an increase in the number of spec homes delivered in fiscal 2024. The decrease in the average price of homes delivered in fiscal 2024 was primarily due to a shift in the number of homes delivered to less expensive areas and/or products, as well as an increase in the number of spec homes delivered.
The increase in the number of net contracts signed in fiscal 2024, as compared to fiscal 2023, was principally due to an increase in the number of selling communities, partially offset by a modestly lower community sales pace. The decrease in the average value of each contract signed in fiscal 2024 was mainly due to shifts in the number of contracts signed to less expensive areas and/or products and an increase in average sales incentives.
The increase in income before income taxes in fiscal 2024, as compared to fiscal 2023, was mainly due the sale of a land parcel to a commercial developer that resulted in a pre-tax gain of $175.2 million and higher earnings from increased revenues, offset, in part, with higher home sales costs of revenues, as a percentage of home sale revenues, and increased SG&A spend. The increase in home sales costs of revenues, as a percentage of home sale revenues, in fiscal 2024 was primarily due to a shift in product mix/areas to lower-margin areas.
Inventory impairment charges were $15.2 million and $15.9 million in fiscal 2024 and 2023, respectively. In addition, in fiscal 2024 and 2023 we recognized $0.6 million and $10.3 million, respectively, in land impairment charges included in land sales and other cost of revenues in connection with planned land sales.

South

	Year ended October 31,
	2024	2023	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,787.4	$2,204.8	26%
Units delivered	3,316	2,597	28%
Average delivered price ($ in thousands)	$840.6	$849.0	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$2,498.2	$1,938.3	29%
Net contracted units	3,007	2,386	26%
Average contracted price ($ in thousands)	$830.8	$812.4	2%

Home sales cost of revenues as a percentage of home sales revenues	71.7%	73.5%

Income before income taxes ($ in millions)	$578.0	$416.7	39%

Number of selling communities at October 31,	145	115	26%
The increase in the number of homes delivered in fiscal 2024, as compared to fiscal 2023, was mainly due to a higher backlog conversion and an increase in the number of spec homes delivered in fiscal 2024, partially offset by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The slight decrease in the average price of homes delivered in fiscal 2024 was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The increase in the number of net contracts signed in fiscal 2024, as compared to fiscal 2023, was principally due to an increase in the number of selling communities. The increase in the average value of each contract signed in fiscal 2024 was mainly due to a shift in the number of contracts signed to more expensive areas, partially offset by an increase in average sales incentives.
The increase in income before income taxes in fiscal 2024, as compared to fiscal 2023, was principally due to higher earnings from increased home sales revenues and lower home sales costs of revenues, as a percentage of home sales revenues, offset, in part, by higher SG&A costs resulting from increased sales volume. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was mainly due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenue, offset by higher inventory impairment changes in fiscal 2024. Inventory impairment charges were $3.4 million and $1.8 million in fiscal 2024 and 2023, respectively.
Mountain

	Year ended October 31,
	2024	2023	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,590.4	$2,660.7	(3)%
Units delivered	2,984	2,897	3%
Average delivered price ($ in thousands)	$868.1	$918.4	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$2,655.0	$1,633.1	63%
Net contracted units	3,002	1,950	54%
Average contracted price ($ in thousands)	$884.4	$837.5	6%

Home sales cost of revenues as a percentage of home sales revenues	76.5%	74.0%

Income before income taxes ($ in millions)	$446.2	$517.1	(14)%

Number of selling communities at October 31,	117	120	(3)%
The increase in the number of homes delivered in fiscal 2024, as compared to fiscal 2023, was mainly due to higher backlog conversion and an increase in the number of spec homes delivered in fiscal 2024, partially offset by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The decrease in the average price of homes delivered in fiscal 2024 was primarily due to a shift in the number of homes delivered to less expensive areas or product types.
The increase in the number of net contracts signed in fiscal 2024, as compared to fiscal 2023, was principally due to improved demand in fiscal 2024, offset, in part, by a decrease in the number of selling communities. The increase in the average value of each contract signed in fiscal 2024 was mainly due to shifts in the number of contracts signed to more expensive areas and/or products, partially offset by an increase in average sales incentives.
The decrease in income before income taxes in fiscal 2024, as compared to fiscal 2023, was mainly due lower earnings from decreased revenues, higher home sales cost of revenues, as a percentage of home sales revenues, and increased SG&A spend, partially offset by higher earnings from land sales and other revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas and lower interest expense as a percentage of home sales revenues, and higher inventory impairment charges. Inventory impairment charges were $26.0 million and $5.7 million in fiscal 2024 and 2023, respectively.
Pacific

	Year ended October 31,
	2024	2023	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,279.1	$2,329.4	(2)%
Units delivered	1,479	1,459	1%
Average delivered price ($ in thousands)	$1,541.0	$1,596.6	(3)%

Net Contracts Signed:
Net contract value ($ in millions)	$2,170.6	$1,834.0	18%
Net contracted units	1,448	1,160	25%
Average contracted price ($ in thousands)	$1,499.0	$1,581.0	(5)%

Home sales cost of revenues as a percentage of home sales revenues	70.2%	67.9%

Income before income taxes ($ in millions)	541.8	610.1	(11)%

Number of selling communities at October 31,	51	52	(2)%
The increase in the number of homes delivered in fiscal 2024, as compared to fiscal 2023, was mainly due to higher backlog conversion and an increase in the number of spec homes delivered in fiscal 2024, partially offset by a decrease in the number of homes in backlog at October 31, 2023, as compared to the number of homes in backlog at October 31, 2022. The decrease in the average price of homes delivered in fiscal 2024 was primarily due to higher sales incentives and a shift in the number of homes delivered to less expensive areas and/or product types.
The increase in the number of net contracts signed in fiscal 2024, as compared to fiscal 2023, was principally due to an increase in demand in fiscal 2024, partially offset by an decrease in the number of selling communities. The decrease in the average value of each contract signed in fiscal 2024 was mainly due to a shift in the number of contracts signed in less expensive areas or product types, offset, in part, by a decrease in average sale incentives.
The decrease in income before income taxes in fiscal 2024, as compared to fiscal 2023, was primarily due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas and an increase in inventory impairment charges, partially offset by lower interest expense as a percentage of home sales revenues. Inventory impairment charges were $13.7 million and $6.7 million in fiscal 2024 and 2023, respectively. In addition, we recognized a $2.2 million impairment charge in land sales and other cost of revenues in fiscal 2023 in connection with a planned land sale. No similar charges were recognized in fiscal 2024.
Corporate and Other
In fiscal 2024 and 2023, loss before income taxes was $204.6 million and $142.4 million respectively. The increase in the loss before income taxes in fiscal 2024 was principally due to $27.7 million of gains from litigation settlements - net, recognized in fiscal 2023, which did not recur in fiscal 2024. In addition, fiscal 2023 was positively impacted by $50.9 million of gains recognized from property sales by two of our Rental Property Joint Ventures and a $16.0 million gain from the sale of our ownership interest in one of our Rental Property Joint Ventures. The fiscal 2024 period was positively impacted by a $5.0 million gain related to our investment in a privately held company that sold substantially all of its assets to a third party; a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business; higher earnings from our mortgage and title company operations primarily due to increased volume; offset by higher losses by various Rental Property Joint Ventures.
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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2024 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2025	$165,472	5.17%	$185,024	6.72%
2026	412,922	4.98%	178,277	6.62%
2027	493,194	4.89%	60,937	5.73%
2028	410,488	4.30%	487,500	5.73%
2029	409,820	3.77%	—
Thereafter (b)	41,759	3.46%	—
Bond discounts, premiums, and deferred issuance costs - net	(10,322)		(2,152)
Total	$1,923,333	4.56%	$909,586	6.12%
Fair value at October 31, 2024	$1,880,418		$911,738
(a)Based upon the amount of variable-rate debt outstanding at October 31, 2024, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.1 million per year, without consideration of the Company’s interest rate swap transactions.
(b)In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 0.90% as of October 31, 2024. These interest rate swaps were designated as cash flow hedges.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Annual Report on Form 10-K, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table includes information with respect to all persons serving as executive officers as of the date of this Form 10-K. All executive officers serve at the pleasure of our Board of Directors.

Name	Age	Positions
Douglas C. Yearley, Jr.	64	Chairman of the Board and Chief Executive Officer
Robert Parahus	61	President and Chief Operating Officer
Martin P. Connor	60	Senior Vice President and Chief Financial Officer
Douglas C. Yearley, Jr. joined us in 1990, specializing in land acquisitions and project finance. He has been an officer since 1994, holding the position of Senior Vice President from January 2002 until November 2005, the position of Regional President from November 2005 until November 2009, and the position of Executive Vice President from November 2009 until June 2010, when he was promoted to Chief Executive Officer. On November 1, 2018, he was appointed to the position of Chairman of the Board and Chief Executive Officer. Mr. Yearley was first elected as a Director in June 2010.
Robert Parahus joined us in 1986 and served in various positions with us, including Regional President from 2006 through October 31, 2019. During this time, he oversaw the Company’s home building operations in New Jersey, New York, Connecticut, Massachusetts, and Florida, and had oversight responsibility for Toll Integrated Systems, the Company’s building component manufacturing operations. He was appointed to the position of Executive Vice President and Co-Chief Operating Officer effective November 1, 2019, with responsibility for the Company’s North, Mid-Atlantic, and South regions. Effective November 1, 2021, Mr. Parahus was promoted to President and Chief Operating Officer.
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
Insider Trading Policy
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, as well as the Company itself. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Indemnification of Directors and Officers
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors.
The remaining information required by this Item 10 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2025 Proxy Statement and is incorporated herein by reference.

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

4.40
Twenty-eighth Supplemental Indenture dated as of October 31, 2022, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.43 of the Registrants’s Form 10-K for the year ended October 31, 2022.

4.41
Twenty-ninth Supplemental Indenture dated as of January 31, 2023, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrants’s Form 10-Q for the quarter ended January 31, 2023.

4.42
Thirtieth Supplemental Indenture dated as of July 31, 2023, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrants’s Form 10-Q for the quarter ended July 31, 2023.

Exhibit Number	Description
4.43
Thirty-first Supplemental Indenture dated as of October 31, 2023, to the Indenture dated as of February 7, 2012 by and among the parties listed on Schedule A thereto, and The Bank of New York Mellon, as successor Trustee, is hereby incorporated by reference to Exhibit 4.43 of the Registrant’s Form 10-K for the year ended October 31, 2023.

4.44
Thirty-Second Supplemental Indenture dated as of April 30, 2024 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, April 30, 2024.

4.45
Thirty-Third Supplemental Indenture dated as of July 31, 2024 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee, is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2024.

4.46
Thirty-Fourth Supplemental Indenture dated as of October 31, 2024 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee.**

4.47	Description of Certain of Registrant’s Securities is hereby incorporated by reference to Exhibit 4.44 of the Registrant’s Form 10-K for the year ended October 31, 2021.

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

Exhibit Number	Description
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

10.15*	Form of Non-Qualified Stock Option Grant, is hereby incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.16*
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

10.18*
Form of Addendum to Non-Qualified Stock Option Grant pursuant to the Toll Brothers, Inc. Amended and Restated Stock Incentive Plan for Non-Employee Directors (2007) is hereby incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q for the quarter ended July 31, 2007.

10.19*
Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) is hereby incorporated by reference to Annex A to the Registrant’s definitive proxy statement on Schedule 14A for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on February 2, 2016.

10.20*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.21*	Form of Restricted Stock Unit Agreement (Non-Executive Directors) pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan**

10.22*
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

10.24*
Form of Restricted Stock Unit Agreement pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan, is hereby incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended October 31, 2019.

10.25*
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

19.1**	Insider Trading Policy.

21**	Subsidiaries of the Registrant.

22**	List of guarantor subsidiaries.

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Martin P. Connor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Martin P. Connor pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy.**

Exhibit Number	Description
101
The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2024, filed on December 20, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2024.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 20, 2024
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Martin P. Connor	Senior Vice President and Chief Financial Officer	December 20, 2024
Martin P. Connor	(Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 20, 2024
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Stephen F. East	Director	December 20, 2024
Stephen F. East

/s/ Christine N. Garvey	Director	December 20, 2024
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 20, 2024
Karen H. Grimes

/s/ Derek T. Kan	Director	December 20, 2024
Derek T. Kan

/s/ John A. McLean	Director	December 20, 2024
John A. McLean

/s/ Wendell E. Pritchett	Director	December 20, 2024
Wendell E. Pritchett

/s/ Judith A. Reinsdorf	Director	December 20, 2024
Judith A. Reinsdorf

Signature	Title	Date

/s/ Katherine A. Sandstrom	Director	December 20, 2024
Katherine A. Sandstrom

/s/ Paul E. Shapiro	Director	December 20, 2024
Paul E. Shapiro

/s/ Scott D. Stowell	Director	December 20, 2024
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated December 20, 2024 expressed an unqualified opinion thereon.
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
December 20, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 20, 2024 expressed an unqualified opinion thereon.
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

Accrual for Self-insurance

Description of the Matter
As described in Notes 1 and 7 of the consolidated financial statements, the Company maintains general liability insurance, including construction defect and bodily injury coverage, and workers’ compensation insurance. These insurance policies protect the Company against a portion of the risk of loss from claims related to home building activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company accrues for expected costs associated with the self-insured retentions, deductibles and other coverage limits which constitute the accrual for self-insurance. The Company’s accrual for self-insurance was $242.3 million as of October 31, 2024.

The Company records expenses and accrues liabilities based on the estimated costs required to cover its self-insured liability and the estimated costs of potential claims and claim adjustment expenses that are above coverage limits or that are not covered by insurance policies. These estimated costs are based on an analysis of historical claims and industry data. The majority of the accrual for self-insurance is an estimate of claims incurred but not yet reported (“IBNR”).

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

Inventory Impairment

Description of the Matter
As described in Notes 1 and 3 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2024, the Company recorded inventory impairment charges of $52.8 million to operating communities and land owned for future communities. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flows to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s inventory impairment review process. For example, we tested controls over management’s review of the significant assumptions and data inputs utilized in the calculation of future undiscounted cash flows.
To test the Company’s estimated future cash flows used to test for the recoverability of a community and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted cash flows in each analysis. In certain cases, we involved our internal real estate valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of inventory that would result from changes in the assumptions. We also evaluated the Company’s disclosures in its consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 20, 2024

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1,303,039	$1,300,068
Inventory	9,712,925	9,057,578
Property, construction, and office equipment – net	453,007	323,990
Receivables, prepaid expenses, and other assets (1)	590,611	691,256
Mortgage loans held for sale – at fair value	191,242	110,555
Customer deposits held in escrow	109,691	84,530
Investments in unconsolidated entities (1)	1,007,417	959,041
	$13,367,932	$12,527,018
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,085,817	$1,164,224
Senior notes	1,597,102	1,596,185
Mortgage company loan facility	150,000	100,058
Customer deposits	488,690	540,718
Accounts payable	492,213	597,582
Accrued expenses	1,752,848	1,548,781
Income taxes payable	114,547	166,268
Total liabilities	5,681,217	5,713,816
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at October 31, 2024 and October 31, 2023	1,129	1,129
Additional paid-in capital	694,713	698,548
Retained earnings	8,153,356	6,675,719
Treasury stock, at cost —13,149 and 9,146 shares at October 31, 2024 and October 31, 2023, respectively	(1,209,547)	(619,150)
Accumulated other comprehensive income ("AOCI")	31,277	40,910
Total stockholders’ equity	7,670,928	6,797,156
Noncontrolling interest	15,787	16,046
Total equity	7,686,715	6,813,202
	$13,367,932	$12,527,018
(1)    As of October 31, 2024 and 2023, Receivables, prepaid expenses and other assets and Investments in unconsolidated entities include $105.3 million and $89.6 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2024	2023	2022
Revenues:
Home sales	$10,563,332	$9,866,026	$9,711,170
Land sales and other	283,408	128,911	564,388
	10,846,740	9,994,937	10,275,558

Cost of revenues:
Home sales	7,753,351	7,207,279	7,237,409
Land sales and other	70,911	153,457	551,770
	7,824,262	7,360,736	7,789,179
Selling, general and administrative	982,291	909,446	977,753
Income from operations	2,040,187	1,724,755	1,508,626
Other:
(Loss) income from unconsolidated entities	(23,843)	50,098	23,723
Other income – net	69,296	67,518	171,377
Income before income taxes	2,085,640	1,842,371	1,703,726
Income tax provision	514,445	470,300	417,226
Net income	$1,571,195	$1,372,071	$1,286,500

Other comprehensive (loss) income – net of tax	(9,633)	3,292	36,509
Total comprehensive income	$1,561,562	$1,375,363	$1,323,009

Per share:
Basic earnings	$15.16	$12.47	$11.02
Diluted earnings	$15.01	$12.36	$10.90

Weighted-average number of shares:
Basic	103,653	110,020	116,771
Diluted	104,690	111,008	117,975
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, 10/31/2021	127,937	1,279	714,453	4,969,839	(391,656)	1,109	5,295,024	45,431	5,340,455
Net income				1,286,500			1,286,500		1,286,500
Purchase of treasury stock					(542,739)		(542,739)		(542,739)
Exercise of stock options, and stock based compensation issuances, and employee stock plan issuances			(18,762)		18,068		(694)		(694)
Stock-based compensation			21,095				21,095		21,095
Dividends declared				(89,607)			(89,607)		(89,607)
Other comprehensive income						36,509	36,509		36,509
Income attributable to non-controlling interest							—	64	64
Capital distributions, net							—	(29,743)	(29,743)
Balance, 10/31/2022	127,937	1,279	716,786	6,166,732	(916,327)	37,618	6,006,088	15,752	6,021,840
Net income				1,372,071			1,372,071		1,372,071
Purchase of treasury stock					(565,950)		(565,950)		(565,950)
Exercise of stock options, and stock based compensation issuances, and employee stock plan issuances			(43,043)		91,308		48,265		48,265
Stock-based compensation			24,805				24,805		24,805
Cancellation of treasury stock	(15,000)	(150)		(771,669)	771,819		—		—
Dividends declared				(91,415)			(91,415)		(91,415)
Other comprehensive income						3,292	3,292		3,292
Loss attributable to non-controlling interest							—	(666)	(666)
Capital contributions, net							—	960	960
Balance, 10/31/2023	112,937	1,129	698,548	6,675,719	(619,150)	40,910	6,797,156	16,046	6,813,202
Net income				1,571,195			1,571,195		1,571,195
Purchase of treasury stock					(627,920)		(627,920)		(627,920)
Exercise of stock options, and stock based compensation issuances, and employee stock plan issuances			(33,393)		37,523		4,130		4,130
Stock-based compensation			29,558				29,558		29,558
Dividends declared				(93,558)			(93,558)		(93,558)
Other comprehensive loss						(9,633)	(9,633)		(9,633)
Loss attributable to non-controlling interest							—	(1,093)	(1,093)
Capital contributions, net							—	834	834
Balance, 10/31/2024	112,937	1,129	694,713	8,153,356	(1,209,547)	31,277	7,670,928	15,787	7,686,715
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2024	2023	2022
Cash flow provided by operating activities:
Net income	$1,571,195	$1,372,071	$1,286,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,201	76,473	76,816
Stock-based compensation	29,558	24,805	21,095
Loss (income) from unconsolidated entities	23,843	(50,098)	(23,723)
Distributions of earnings from unconsolidated entities	39,276	88,393	32,316
Deferred tax provision	(80,330)	36,239	(96,680)
Impairment charges and write-offs	72,789	69,537	39,541
(Gain) loss on sale of assets	(5,042)	(416)	576
Other - net	(1,544)	3,181	3,781
Changes in operating assets and liabilities:
Inventory	(575,734)	(22,212)	(618,829)
Origination of mortgage loans	(2,137,278)	(1,602,700)	(2,035,637)
Sale of mortgage loans	2,058,780	1,681,610	2,086,358
Receivables, prepaid expenses, and other assets	505	(135,924)	(95,018)
Current income taxes – net	31,927	(162,570)	160,500
Customer deposits – net	(77,189)	(88,285)	(3,279)
Accounts payable and accrued expenses	(21,790)	(23,674)	152,499
Net cash provided by operating activities	1,010,167	1,266,430	986,816
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(73,643)	(72,961)	(71,726)
Investments in unconsolidated entities	(193,235)	(216,438)	(226,724)
Return of investments in unconsolidated entities	101,363	112,749	116,769
Proceeds from the sale of assets, including ownership interests in unconsolidated entities	1,139	26,049	28,309
Other – net	(3,242)	—	196
Net cash used in investing activities	(167,618)	(150,601)	(153,176)
Cash flow used in financing activities:
Proceeds from loans payable	3,744,727	3,079,142	4,304,635
Debt issuance costs	(202)	(5,365)	—
Principal payments of loans payable	(3,844,816)	(3,239,418)	(4,356,185)
Redemption of senior notes	—	(400,000)	(409,856)
Proceeds (payments) related to stock-based benefit plans – net	4,131	48,269	(690)
Purchase of treasury stock and excise tax payment	(627,061)	(561,595)	(542,739)
Dividends paid	(93,401)	(91,082)	(88,901)
Receipts (payments) related to noncontrolling interest – net	167	11	(25,766)
Net cash used in financing activities	(816,455)	(1,170,038)	(1,119,502)
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,094	(54,209)	(285,862)
Cash, cash equivalents, and restricted cash, beginning of year	1,344,341	1,398,550	1,684,412
Cash, cash equivalents, and restricted cash, end of year	$1,370,435	$1,344,341	$1,398,550
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
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to home sales cost of sales revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred. During fiscal 2024, 2023 and 2022, the Company’s qualified inventory exceeded its indebtedness and substantially all interest incurred, excluding interest related to our mortgage company subsidiary’s operations, was capitalized to inventory. See Note 3, “Inventory”.
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
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $310.5 million and $285.7 million at October 31, 2024 and 2023, respectively. For property and equipment related to onsite sales centers, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets. In fiscal 2024, 2023, and 2022, we recognized $80.9 million, $75.5 million, and $75.9 million of depreciation expense, respectively.

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
Investments in Unconsolidated Entities
We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity. Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of these entities. Additionally, we track cumulative earnings and distributions from our investments in unconsolidated entities. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital and reflected in the operating section of our Consolidated Statements of Cash Flows. Distributions in excess of cumulative earnings are treated as return of capital and reflected in the investing section of our Consolidated Statements of Cash Flows.
In accordance with ASC 323, “Investments—Equity Method and Joint Ventures,” we review each of our investments on a quarterly basis for indicators of impairment. A series of net operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The evaluation of our investment in unconsolidated entities, other than those that own rental properties, entails a detailed cash flow analysis using many estimates, including, but not limited to, expected sales pace, expected sales prices, expected incentives, costs incurred and anticipated, sufficiency of financing and capital, competition, market conditions, and anticipated cash receipts, in order to determine projected future distributions from the unconsolidated entity. In addition, for investments in rental properties, we review rental trends, expected future expenses, and expected cash flows to determine estimated fair values of the properties.
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
See Note 12 “Fair Value Disclosures” for more information.
Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital. When treasury stock is cancelled, any excess purchase price over par value is charged directly to retained earnings. In fiscal 2023, we cancelled 15 million shares of treasury stock. No treasury stock was cancelled in fiscal 2024 and 2022.
Revenue and Cost Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer the portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2024, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $488.7 million and $540.7 million at October 31, 2024 and October 31, 2023, respectively. Of the outstanding customer deposits held as of October 31, 2023, we recognized $476.5 million in home sales revenues during the fiscal year ended October 31, 2024. Of the outstanding customer deposits held as of October 31, 2022, we recognized $542.0 million in home sales revenues during the fiscal year ended October 31, 2023.
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
In fiscal 2024, we sold a parcel of land to a commercial developer for net cash proceeds of $180.7 million, which resulted in a pre-tax gain of $175.2 million during the year ended October 31, 2024.
Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Home sales revenues” in our Consolidated Statements of Operations and Comprehensive Income in the period in which the customer defaults on or cancels the contract and we determine that we have the right to retain the deposit.
Sales Incentives: In order to promote sales of our homes, we may offer our home buyers sales incentives. These incentives will vary by type of incentive and by amount on a community-by-community and home-by-home basis. Incentives are reflected as a reduction in home sales revenues. Incentives are recognized at the time the home is delivered to the home buyer and we receive the sales proceeds.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs, including brochures and signage, were $63.1 million, $49.6 million, and $42.5 million for the years ended October 31, 2024, 2023, and 2022, respectively.
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
We engage a third-party actuary that uses our historical claim and expense data, input from our internal legal and risk management groups, as well as industry data, to estimate our liabilities, on an undiscounted basis, related to unpaid claims, IBNR associated with the risks that we are assuming for our self-insured liability, and other required costs to administer current and expected claims. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a home buyer and when a structural warranty or construction defect claim may be made, and the ultimate resolution of the claim. Though state regulations vary, construction defect claims may be reported and resolved over a prolonged period of time, which can extend for 10 years or longer. As a result, the majority of the estimated liability relates to IBNR. Adjustments to our liabilities related to homes delivered in prior years are recorded in the period in which a change in our estimate occurs.
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
Stock-Based Compensation
We measure compensation cost for share-based compensation on the grant date. Fair value for restricted stock units is determined based on the quoted price of our common shares on the New York Stock Exchange on the grant date, adjusted for post-vesting restrictions applicable to retirement eligible participants. We used a lattice model for the valuation of our stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.
We recognize compensation expense ratably over the shorter of the vesting period or the period between the grant date and the time the award becomes nonforfeitable by the participant. For shared-based awards containing performance conditions, we estimate the fair value of the award by evaluating the performance conditions quarterly and estimating the number of shares underlying award that are probable of being issued. Based on this estimate, we recognize compensation expense ratably over the vesting period. We record cumulative adjustments in the period in which estimates change. Stock-based compensation expense is generally included in “Selling, general and administrative” expense in our Consolidated Statements of Operations and Comprehensive Income. We recognize forfeitures of stock-based awards as a reduction to compensation expense in the period in which they occur.
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
ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 requires a company to recognize the financial statement effect of a tax position when it is “more-likely-than-not” (defined as a substantiated likelihood of more than 50%), based on the technical merits of the position, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our inability to determine that a tax position meets the more-likely-than-not recognition threshold does not mean that the Internal Revenue Service (“IRS”) or any other taxing authority will disagree with the position that we have taken.

If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the Consolidated Statements of Operations and Comprehensive Income and we are required to accrue potential interest and penalties until the uncertainty is resolved. Potential interest and penalties are recognized as a component of the provision for income taxes. Differences between amounts taken in a tax return and amounts recognized in the financial statements are considered unrecognized tax benefits. We believe that we have a reasonable basis for each of our filing positions and intend to defend those positions if challenged by the IRS or other taxing jurisdictions. If the IRS or other taxing authorities do not disagree with our position, and after the statute of limitations expires, we will recognize the unrecognized tax benefit in the period that the uncertainty of the tax position is eliminated.
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
Segment Reporting
During fiscal 2024 and 2023, we operated in the following five geographic segments, with operations generally located in the states listed below:
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will be effective for our fiscal year 2028. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact this standard will have on our disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be effective for our fiscal year ending October 31, 2025 and for interim periods starting in our first quarter of fiscal 2026. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. We are currently evaluating the impact this standard will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for our fiscal year ending October 31, 2026 and may be applied either retrospectively or prospectively. We are currently evaluating the impact this standard will have on our disclosures.
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosures in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. On March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these new rules and on April 4, 2024, the SEC voluntarily stayed implementation pending completion of the judicial review. We are currently awaiting the outcome of the litigation or other actions the SEC may take with respect to this rule.
Reclassification
Certain prior period amounts have been reclassified to conform to the fiscal 2024 presentation.
2. Acquisition
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
3. Inventory
Major components of inventory at October 31, 2024 and 2023 consisted of the following (amounts in thousands):

	October 31, 2024	October 31, 2023
Land deposits and costs of future communities	$620,040	$549,035
Land and land development costs	2,532,221	2,631,147
Land and land development costs associated with homes under construction	3,617,266	2,916,334
Total land and land development costs	6,769,527	6,096,516

Homes under construction	2,458,541	2,515,484
Model homes (1)	484,857	445,578
	$9,712,925	$9,057,578
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at October 31, 2024 and October 31, 2023 (amounts in thousands):

	October 31, 2024	October 31, 2023
Land controlled for future communities	$200,166	$173,175
Land owned for future communities	353,030	663,413
Operating communities	9,159,729	8,220,990
	$9,712,925	$9,057,578
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

The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, in each of the three fiscal years ended October 31, 2024, 2023, and 2022, are shown in the table below (amounts in thousands):

	2024	2023	2022
Land controlled for future communities	$6,676	$10,712	$13,051
Land owned for future communities	—	1,493	19,690
Operating communities	52,765	18,501	—
	$59,441	$30,706	$32,741
We have also recognized $4.4 million, $30.6 million, and $6.8 million of impairment charges on land held for sale included in land sales and other cost of revenues during the fiscal years ended October 31, 2024, 2023, and 2022, respectively.
See Note 14, “Commitments and Contingencies,” for information regarding land purchase contracts.
At October 31, 2024, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2024, we determined that 297 land purchase contracts, with an aggregate purchase price of $5.59 billion, on which we had made aggregate deposits totaling $522.1 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2023, we determined that 251 land purchase contracts, with an aggregate purchase price of $3.79 billion, on which we had made aggregate deposits totaling $421.4 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. See Note 7, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2024, 2023, and 2022, was as follows (amounts in thousands):

	2024	2023	2022
Interest capitalized, beginning of year	$190,550	$209,468	$253,938
Interest incurred	128,743	140,426	135,029
Interest expensed to home sales cost of revenues	(128,962)	(139,410)	(164,831)
Interest expensed to land sales and other cost of revenues	(3,142)	(10,787)	(5,788)
Interest capitalized on investments in unconsolidated entities	(8,404)	(9,783)	(6,699)
Previously capitalized interest transferred to investments in unconsolidated entities	—	(244)	(2,412)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	1,012	880	231
Interest capitalized, end of year	$179,797	$190,550	$209,468
4. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments range from 2.5% to 50%. These entities are structured as joint ventures and either (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); or (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”).

The table below provides information as of October 31, 2024, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	16	2	40	2	60
Investment in unconsolidated entities (1)	$388,550	$58,403	$549,195	$11,269	$1,007,417
Number of unconsolidated entities with funding commitments by the Company	6	—	20	1	27
Company’s remaining funding commitment to unconsolidated entities (2)	$242,966	$—	$65,444	$4,427	$312,837
(1)    Our total investment includes $158.0 million related to eight unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $369.8 million as of October 31, 2024, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $109.6 million related to our unconsolidated joint venture-related variable interests in VIEs.

The table below provides information as of October 31, 2023, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	16	2	43	3	64
Investment in unconsolidated entities (1)	$351,154	$65,285	$531,823	$10,779	$959,041
Number of unconsolidated entities with funding commitments by the Company	9	—	19	1	29
Company’s remaining funding commitment to unconsolidated entities (2)	$204,438	$—	$184,266	$12,066	$400,770
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

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	1	38	50
Aggregate loan commitments	$639,589	$98,150	$3,538,148	$4,275,887
Amounts borrowed under commitments	$381,614	$47,903	$2,751,201	$3,180,718

The table below provides information at October 31, 2023, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	12	2	42	56
Aggregate loan commitments	$610,758	$219,650	$3,731,847	$4,562,255
Amounts borrowed under commitments	$445,506	$135,723	$2,152,872	$2,734,101
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.

New Joint Ventures
The table below provides information on joint ventures entered into during fiscal 2024 ($ amounts in thousands):

Land Development Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1
Investment balance at October 31, 2024	$17,956

The table below provides information on joint ventures entered into during fiscal 2023 ($ amounts in thousands):

	Land Development Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1	5
Investment balance at October 31, 2023	$14,867	$59,567
Number of consolidated joint ventures entered into during the period	—	1
Carrying value of consolidated joint ventures’ assets at October 31, 2023	$—	$10,600
Noncontrolling interests in consolidated joint ventures at October 31, 2023	$—	$2,700

Results of Operations and Intra-entity Transactions
From time to time, certain of our rental property joint ventures sell assets to unrelated parties. In fiscal 2024, 2023 and 2022, certain of our Rental Property Joint Ventures sold their underlying assets and we recognized our proportionate share of the gains of $24.1 million, $50.9 million, and $21.0 million, respectively, which is included in “(Loss) income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
In fiscal 2023, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $16.0 million, which is included in “Income from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. No similar gains were recognized in fiscal 2024 or 2022.
In fiscal 2024, and 2022, we recognized other-than-temporary impairment charges on our investments in certain Rental Property Joint Ventures of $6.6 million and $8.0 million, respectively. No similar impairments were recognized in fiscal 2023.
In fiscal 2024, 2023 and 2022, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $139.2 million, $110.7 million, and $54.8 million, respectively. Our share of income from the lots we acquired was insignificant in each period.
In our normal course of business, we may contribute land to certain of our joint ventures in exchange for an ownership interest. In fiscal 2023 and 2022, we sold land to unconsolidated entities, which principally involved land sales to our Home Building and Rental Property Joint Ventures, totaling $44.2 million and $434.2 million, respectively. These amounts are included in “Land sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis. No similar land sales to unconsolidated entities occurred in fiscal 2024.
At October 31, 2024 and 2023, we had receivables due from joint ventures totaling $9.8 million and $12.6 million, respectively, primarily related to amounts we funded on behalf of our partners that had not yet been reimbursed and amounts due to us for management fees earned.
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
We believe that, as of October 31, 2024, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	October 31, 2024	October 31, 2023
Loan commitments in the aggregate	$3,031,500	$3,341,700
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$646,900	$688,000
Debt obligations borrowed in the aggregate	$2,204,300	$1,643,600
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$560,400	$544,100
Estimated fair value of guarantees provided by us related to debt and other obligations	$17,400	$19,500
Terms of guarantees	1 month - 3.0 years	1 month - 4.0 years
(1)    At October 31, 2024 and 2023, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $102.3 million, related to our unconsolidated joint venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable. We have not made payments under any of the outstanding guarantees, nor have we been called upon to do so.
Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above.

The table below provides information as of October 31, 2024 and October 31, 2023, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	October 31, 2024	October 31, 2023
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$105,300	$89,600
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,800	$10,200
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 75% to 98%. The income/losses generated from such joint ventures were not material.
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
Condensed Combined Balance Sheets:

	October 31, 2024
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Cash and cash equivalents	$111,910	$34,187	$58,925	$942	$205,964
Inventory	1,082,597	128,913	—	27,164	1,238,674
Loan receivables, net	—	—	—	26,171	26,171
Rental properties	—	—	2,916,210	—	2,916,210
Rental properties under development	—	—	1,544,266	—	1,544,266
Other assets	305,844	25,615	203,276	976	535,711
Total assets	$1,500,351	$188,715	$4,722,677	$55,253	$6,466,996
Debt, net of deferred financing costs	$379,829	$47,580	$2,735,319	$—	$3,162,728
Other liabilities	189,767	12,028	299,201	14,497	515,493
Members’ equity	930,755	129,107	1,688,157	40,756	2,788,775
Total liabilities and equity	$1,500,351	$188,715	$4,722,677	$55,253	$6,466,996
Company’s net investment in unconsolidated entities (1)	$388,550	$58,403	$549,195	$11,269	$1,007,417

	October 31, 2023
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Cash and cash equivalents	$83,330	$14,124	$62,734	$1,086	$161,274
Inventory	1,112,382	277,438	—	35,325	1,425,145
Loan receivables, net	—	—	—	17,024	17,024
Rental properties	—	—	1,907,604	—	1,907,604
Rental properties under development	—	—	1,804,664	—	1,804,664
Other assets	210,831	15,961	157,481	924	385,197
Total assets	$1,406,543	$307,523	$3,932,483	$54,359	$5,700,908
Debt, net of deferred financing costs	$445,123	$134,427	$2,132,436	$—	$2,711,986
Other liabilities	131,798	32,625	312,691	21,752	498,866
Members’ equity	829,622	140,471	1,487,356	32,607	2,490,056
Total liabilities and equity	$1,406,543	$307,523	$3,932,483	$54,359	$5,700,908
Company’s net investment in unconsolidated entities (1)	$351,154	$65,285	$531,823	$10,779	$959,041

(1)    Our underlying equity in the net assets of the unconsolidated entities was more than our net investment in unconsolidated entities by $3.0 million and $40.9 million as of October 31, 2024 and 2023, respectively, and these differences are primarily a result of interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; other than temporary impairments we have recognized; and gains recognized from the sale of our ownership interests.

Condensed Combined Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2024
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Revenues	$269,545	$252,415	$273,353	$57,663	$852,976
Cost of revenues	200,939	193,533	120,787	51,054	566,313
Other expenses	11,943	11,990	269,785	1,368	295,086
Total expenses	212,882	205,523	390,572	52,422	861,399
Income (loss) from operations	56,663	46,892	(117,219)	5,241	(8,423)
Other income (loss) (2)	9,478	(176)	162,885	3,026	175,213
Income before income taxes	66,141	46,716	45,666	8,267	166,790
Income tax provision	268	37	291	—	596
Net income	$65,873	$46,679	$45,375	$8,267	$166,194
Company’s equity in earnings (losses) of unconsolidated entities (3)	$10,724	$(6,324)	$(30,339)	$2,096	$(23,843)

	For the year ended October 31, 2023
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Revenues	$240,365	$38,124	$238,651	$28,221	$545,361
Cost of revenues	196,924	26,583	85,328	21,031	329,866
Other expenses	13,261	7,201	233,734	1,053	255,249
Total expenses	210,185	33,784	319,062	22,084	585,115
Income (loss) from operations	30,180	4,340	(80,411)	6,137	(39,754)
Other income (2)	2,500	205	102,865	241	105,811
Income before income taxes	32,680	4,545	22,454	6,378	66,057
Income tax provision (benefit)	214	367	(940)	—	(359)
Net income	$32,466	$4,178	$23,394	$6,378	$66,416
Company’s equity in earnings of unconsolidated entities (3)	$13,178	$972	$34,327	$1,621	$50,098

	For the year ended October 31, 2022
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Revenues	$207,179	$60,902	$192,901	$37,705	$498,687
Cost of revenues	172,921	45,087	65,387	26,229	309,624
Other expenses	8,911	4,717	165,447	1,436	180,511
Total expenses	181,832	49,804	230,834	27,665	490,135
Loss on disposition of loans and REO	—	—	—	(113)	(113)
Income (loss) from operations	25,347	11,098	(37,933)	9,927	8,439
Other income (2)	23,292	804	36,805	—	60,901
Income (loss) before income taxes	48,639	11,902	(1,128)	9,927	69,340
Income tax provision (benefit)	348	508	(607)	—	249
Net income (loss)	48,291	11,394	(521)	9,927	69,091
Company’s equity in earnings (losses) of unconsolidated entities (3)	$20,402	$1,068	$(335)	$2,588	$23,723

(2) Other income generated by Rental Property Joint Ventures for the years ending October 31, 2024, 2023, and 2022 include gains of $176.1 million, $106.2 million, and $29.9 million related to the sale of assets by multiple Rental Property Joint Ventures.
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
5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Expected recoveries from insurance carriers and others	$109,569	$94,987
Improvement cost receivable	41,173	40,992
Escrow cash held by our wholly owned captive title company	62,048	44,273
Properties held for rental apartment and commercial development	116,802	225,261
Prepaid expenses	40,432	43,763
Right-of-use asset	108,311	102,787
Derivative assets	18,398	41,612
Other	93,878	97,581
	$590,611	$691,256

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2024 and 2023, loans payable consisted of the following (amounts in thousands):

	2024	2023
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	437,969	517,378
Deferred issuance costs	(2,152)	(3,154)
	$1,085,817	$1,164,224
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks of which $487.5 million matures February 14, 2028, $101.6 million matures on November 1, 2025 and the remaining $60.9 million matures on November 1, 2026. There are no payments required before these stated maturity dates. Under the Term Loan Facility, we may select interest rates equal to (i) SOFR plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2024, the interest rate on the Term Loan Facility was 5.73% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 0.90% as of October 31, 2024. These interest rate swaps were designated as cash flow hedges.

Revolving Credit Facility
At October 31, 2024, we had a $1.955 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that is scheduled to mature on February 14, 2028. The Revolving Credit Facility provides us with a committed borrowing capacity of $1.955 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. Under the Revolving Credit Facility, up to 100% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.
Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during fiscal 2024, these limitations did not meaningfully restrict the amount of cash dividends paid or stock repurchased. We were in compliance with all covenants and requirements as of October 31, 2024.
At October 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of $180.0 million. At October 31, 2024, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 6.03% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2024 and 2023, is included in the table below ($ amounts in thousands):

	2024	2023
Aggregate loans payable at October 31	$437,969	$517,378
Weighted-average interest rate	5.73%	5.25%
Interest rate range	1.00% - 9.00%	0.38% - 9.00%
Loans secured by assets:
Carrying value of loans secured by assets	$437,256	$516,186
Carrying value of assets securing loans	$1,326,440	$1,416,034
The contractual maturities of “Loans payable – other” as of October 31, 2024, ranged from one day to 28.9 years.
Senior Notes
At October 31, 2024 and 2023, senior notes consisted of the following (amounts in thousands):

	2024	2023
4.875% Senior Notes due November 15, 2025	$350,000	$350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	400,000
Bond discounts, premiums, and deferred issuance costs - net	(2,898)	(3,815)
	$1,597,102	$1,596,185
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

Mortgage Company Loan Facility
During fiscal 2023 and until December 2023, our wholly owned mortgage subsidiary, Toll Brothers Mortgage Company ("TBMC"), was party to a mortgage warehousing facility that contained substantially the same terms as those described in the paragraph below.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank which provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. TBMC is also subject to an under usage fee based on outstanding balances, as defined in the New Warehousing Agreement. Prior to its scheduled expiration on December 3, 2024, the New Warehousing Agreement was amended to extend the expiration date to December 2, 2025. No other changes were made to the terms of the New Warehousing Agreement as a result of the amendment. The New Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At October 31, 2024, the interest rate on the New Warehousing Agreement was 6.59% per annum.
At October 31, 2024 and 2023, there was $150.0 million and $100.1 million, respectively, outstanding under the agreements which are included in liabilities in our Consolidated Balance Sheets. At October 31, 2024 and 2023, amounts outstanding under the agreements were collateralized by $182.8 million and $104.7 million, respectively, of mortgage loans held for sale, which are included in assets in our Consolidated Balance Sheets. As of October 31, 2024, there were no aggregate outstanding purchase price limitations reducing the amount available to TBMC. There are several restrictions on purchased loans under the agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
General
As of October 31, 2024, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2025	$350,496
2026	$591,199
2027	$554,131
2028	$897,988
2029	$409,820

7. Accrued Expenses
Accrued expenses at October 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Land, land development and construction	$356,613	$286,516
Liabilities related to consolidated inventory not owned	388,778	268,630
Compensation and employee benefits	208,394	212,684
Escrow liability associated with our wholly owned captive title company	62,038	42,451
Self-insurance	242,306	230,688
Warranty	189,258	206,171
Lease liabilities	128,588	123,866
Deferred income	51,138	52,907
Interest	29,669	30,044
Commitments to unconsolidated entities	38,661	29,212
Other	57,405	65,612
	$1,752,848	$1,548,781
At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2024, 2023, and 2022 (amounts in thousands):

	2024	2023	2022
Balance, beginning of year	$206,171	$164,409	$145,062
Additions - homes closed during the year	36,186	44,949	42,423
Addition - liabilities assumed in an asset acquisition	—	—	150
Increase in accruals for homes closed in prior years - net	3,150	12,739	10,433
(Decrease) increase in accruals expected to be recovered from third parties (1)	(6,000)	58,000	29,000
Reclassification from self-insurance accruals	—	696	—
Charges incurred	(50,249)	(74,622)	(62,659)
Balance, end of year	$189,258	$206,171	$164,409
(1)    The (decrease) increase in accruals for warranty charges are expected to be recovered from our insurance carriers or suppliers, which are recorded as receivables included in “Receivables, prepaid expenses, and other assets” on our Consolidated Balance Sheets.
8. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2024, 2023, and 2022 ($ amounts in thousands):

	2024		2023		2022
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	437,984	21.0	386,898	21.0	357,782	21.0
State tax provision, net of federal benefit	103,880	5.0	90,698	4.9	75,465	4.4
Other permanent differences	2,737	0.1	(2,782)	(0.2)	4,386	0.3
Reversal of accrual for uncertain tax positions	(2,132)	(0.1)	(621)	—	(1,690)	(0.1)
Accrued interest on anticipated tax assessments	1,418	0.1	403	—	234	—
Increase in unrecognized tax benefits	2,556	0.1	2,209	0.1	658	—
Excess stock compensation benefit	(17,546)	(0.8)	(7,320)	(0.4)	(3,012)	(0.2)
Energy tax credits	(68)	—	(2,348)	(0.1)	(22,153)	(1.3)
Other	(14,384)	(0.7)	3,163	0.2	5,556	0.3
Income tax provision*	514,445	24.7	470,300	25.5	417,226	24.5
*    Due to rounding, percentages may not add
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes, before federal benefit, will be 6.3% in fiscal 2024. Our state income tax rate, before federal benefit, was 6.2% and 5.6% in fiscal 2023 and 2022, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2024, 2023, and 2022 (amounts in thousands):

	2024	2023	2022
Federal	$425,445	$385,650	$343,524
State	89,000	84,650	73,702
	$514,445	$470,300	$417,226

Current	$594,775	$433,837	$513,075
Deferred	(80,330)	36,463	(95,849)
	$514,445	$470,300	$417,226

The components of income taxes payable at October 31, 2024 and 2023 are set forth below (amounts in thousands):

	2024	2023
Current	$37,905	$5,978
Deferred	76,642	160,290
	$114,547	$166,268
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2024, 2023, and 2022 (amounts in thousands):

	2024	2023	2022
Balance, beginning of year	$10,512	$4,922	$5,780
Increase in benefit as a result of tax positions taken in prior years	8,650	3,633	296
Increase in benefit as a result of tax positions taken in current year	3,142	2,733	833
Decrease in benefit as a result of settlements	(1,782)	—	—
Decrease in benefit as a result of lapse of statute of limitations	(493)	(776)	(1,987)
Balance, end of year	$20,029	$10,512	$4,922
The statute of limitations has expired on our federal tax returns for fiscal years through 2020. The statute of limitations for our major state tax jurisdictions remains open for examination for fiscal year 2019 and subsequent years.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2024, 2023, and 2022, and the amounts accrued for potential interest and penalties at October 31, 2024 and 2023 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2024	$785
2023	$332
2022	$296

Accrued at:
October 31, 2024	$1,728
October 31, 2023	$1,259

The components of net deferred tax assets and liabilities at October 31, 2024 and 2023 are set forth below (amounts in thousands):

	2024	2023
Deferred tax assets:
Accrued expenses	$61,353	$48,088
Impairment charges	23,074	25,005
Inventory valuation differences	44,307	20,690
Stock-based compensation expense	11,966	12,603
Amounts related to unrecognized tax benefits	4,130	1,385
State tax, net operating loss carryforwards	4,285	11,129
Other	117	1,709
Total assets	149,232	120,609
Deferred tax liabilities:
Capitalized interest	20,634	22,909
Deferred income	171,954	223,225
Expenses taken for tax purposes not for book	2,304	3,143
Depreciation	13,681	14,484
Deferred marketing	17,301	17,138
Total liabilities	225,874	280,899
Net deferred tax liabilities	$(76,642)	$(160,290)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2024 and 2023, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2024 and 2023, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards ranging from five years to an indefinite carryforward period.
9. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2024, we had 99.8 million shares of common stock issued and outstanding, 2.4 million shares of common stock reserved for outstanding stock options and restricted stock units, 3.2 million shares of common stock reserved for future stock option and award issuances, and 232,780 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2024, no shares of preferred stock have been issued.
Cash Dividends
In March 2024, our Board of Directors approved an increase in the quarterly dividend from $0.21 to $0.23 per share. During the fiscal years October 31, 2024, 2023 and 2022, we declared and paid aggregate cash dividends of $0.90, $0.83 and $0.77 per share, respectively, to our shareholders.
Stock Repurchase Program
From time to time, our Board of Directors has renewed its authorization to repurchase up to 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Most recently, on December 13, 2023, the Board of Directors renewed its authorization to repurchase 20 million shares of our common stock and terminated, effective the same date, the existing authorization that had been in effect since May 17, 2022. The Board of Directors did not fix any expiration date for this repurchase program.

The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2024, 2023, and 2022:

	2024	2023	2022
Number of shares purchased (in thousands)	4,914	7,860	11,000
Average price per share (1)	$127.79	$72.00	$49.34
Remaining authorization at October 31 (in thousands)	15,087	6,716	14,577
(1) Average price per share includes costs associated with the purchases. For the fiscal 2024 and 2023 periods, it also includes the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
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
Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for fiscal years ended October 31, 2024, 2023, and 2022, were as follows (amounts in thousands):

	2024	2023	2022
Employee Retirement Plans
Beginning balance	$3,080	$2,475	$(6,024)
Gains (losses) arising during the period	(2,314)	736	9,573
Less: Tax expense (benefit)	593	(199)	(2,424)
Net gains (losses) arising during the period	(1,721)	537	7,149
Net (gains) losses reclassified from AOCI to net income (1)	(457)	92	1,805
Less: Tax (expense) benefit (2)	116	(24)	(455)
Net (losses) gains reclassified from AOCI to net income	(341)	68	1,350
Other comprehensive (loss) income, net of tax	(2,062)	605	8,499
Ending balance	$1,018	$3,080	$2,475
Derivative Instruments
Beginning balance	$37,830	$35,143	$7,133
Gains on derivative instruments	515	8,369	37,539
Less: Tax expense	(472)	(2,110)	(9,505)
Net gains on derivative instruments	43	6,259	28,034
(Losses) gains reclassified from AOCI to net income (3)	(10,695)	(4,784)	(32)
Less: Tax benefit (expense) (2)	3,081	1,212	8
Net (losses) gains reclassified from AOCI to net income	(7,614)	(3,572)	(24)
Other comprehensive (loss) income, net of tax	(7,571)	2,687	28,010
Ending balance	$30,259	$37,830	$35,143
Total AOCI ending balance	$31,277	$40,910	$37,618
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

10. Stock-Based Benefit Plans
We grant various types of restricted stock units to our employees and our non-employee directors under our stock incentive plans. We also granted stock options to certain of our employees and non-employee directors through fiscal year 2023. Restricted stock unit awards may be based on performance conditions, market conditions or service over a requisite time period (time-based). On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to equity awards granted after its adoption, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan out of which new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provides for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. Stock options and restricted stock units granted under the Omnibus Plan generally vest over a four-year period for employees and prior to fiscal 2024, a two-year period for non-employee directors. Beginning in fiscal 2024, stock-based compensation awards granted to non-employee directors vest over a one-year period. Shares issued upon the exercise of a stock option or settlement of restricted stock units are either from shares held in treasury or newly issued shares. At October 31, 2024, 2023, and 2022, we had 3.2 million; 3.7 million; and 5.0 million shares, respectively, available for grant under the plans.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal year 2024, 2023, and 2022 (amounts in thousands):

	2024	2023	2022
Total stock-based compensation expense recognized	$29,558	$24,805	$21,095
Income tax benefit recognized	$7,555	$6,291	$5,312
At October 31, 2024, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $21.8 million and the weighted-average period over which we expect to recognize such compensation costs was approximately 2.5 years.
Performance-Based Restricted Stock Units:
In fiscal 2024, 2023, and 2022, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs is based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from 0% to 150% of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance vest pro-rata over a four-year period (provided the recipients continue to be employed by us as specified in the award document) or cliff-vest at the end of a three-year performance period measured from the grant date.
Compensation expense related to these grants is based on the Company’s performance against the related performance criteria, the elapsed portion of the performance or vesting period and the grant date fair value of the award.

A summary of the status of our nonvested Performance-Based RSUs as of October 31, 2024, and changes during the year ended October 31, 2024, is presented below:

	Number of shares (in thousands)	Weighted-average grant date fair value
Nonvested at November 1, 2023	253	$41.60
Granted	67	$82.97
Vested	(114)	$42.70
Nonvested at October 31, 2024	206	$54.51

The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2024, 2023, and 2022:

	2024	2023	2022
Estimated number of shares underlying Performance-Based RSUs to be issued	67,499	126,068	71,576
Aggregate number of Performance-Based RSUs outstanding at October 31	346,630	442,961	507,604
Weighted-average fair value per share of Performance-Based RSUs issued	$33.98	$34.70	$45.41
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$5,795	$7,244	$6,156
Performance-Based RSU expense recognized (in thousands)	$6,713	$5,838	$4,346
Fair market value of Performance-Based RSUs vested (in thousands)	$4,864	$5,595	$4,514
Shares earned with respect to Performance-Based RSUs granted in December 2017, 2018, and 2019 were delivered in fiscal 2022, 2023, and 2024, respectively.
Time-Based Restricted Stock Units:
We issue time-based restricted stock units (“Time-Based RSUs”) to various officers, employees, and non-employee directors on an annual basis.

A summary of our nonvested Time-Based RSUs as of October 31, 2024, and changes during the year ended October 31, 2024, is presented below (share amounts in thousands):

	Number of shares (in thousands)	Weighted-average grant date fair value
Nonvested at November 1, 2023	1,015	$50.64
Granted	240	$94.13
Vested	(374)	$46.47
Forfeited	(22)	$66.53
Nonvested at October 31, 2024	859	$64.20

The following table provides additional information on the Time-Based RSUs for fiscal 2024, 2023, and 2022:

	2024	2023	2022
Time-Based RSUs issued:
Number of Time-Based RSUs issued	372,973	324,399	276,421
Weighted-average fair value per share of Time-Based RSUs issued	$39.58	$34.26	$45.55
Aggregate fair value of Time-Based RSUs issued (in thousands)	$14,761	$11,114	$12,591
Time-Based RSU expense recognized (in thousands):	$22,365	$18,340	$15,738
Fair market value of Time-Based RSUs vested (in thousands):	$17,378	$14,592	$13,925

	2024	2023	2022
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,344,851	1,500,097	1,315,303
Cumulative unamortized value of Time-Based RSUs (in thousands)	$21,587	$22,836	$14,902
11. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2024, 2023, and 2022, is as follows (amounts in thousands):

	2024	2023	2022
Numerator:
Net income as reported	$1,571,195	$1,372,071	$1,286,500

Denominator:
Basic weighted-average shares	103,653	110,020	116,771
Common stock equivalents (1)	1,037	988	1,204
Diluted weighted-average shares	104,690	111,008	117,975
Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	39	200	410
Shares issued under stock incentive and employee stock purchase plans	910	2,026	507
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
12. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2024 and 2023, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2024	October 31, 2023
Mortgage Loans Held for Sale	Level 2	$191,242	$110,555
Forward Loan Commitments – Mortgage Loans Held for Sale	Level 2	$2,152	$2,234
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(962)	$(4,135)
Forward Loan Commitments – IRLCs	Level 2	$962	$4,135
Interest Rate Swap Contracts	Level 2	$15,283	$35,243
At October 31, 2024 and 2023, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.

The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of October 31, 2024 and 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
2024	$193,333	$191,242	$(2,091)
2023	$114,835	$110,555	$(4,280)
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
Inventory
We recognize inventory impairment and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies - Inventory,” for additional information regarding our methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. Impairments on operating communities were not significant in each of the three fiscal years ended October 31, 2024, 2023, and 2022 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt at October 31, 2024 and 2023 (amounts in thousands):

		2024		2023
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,087,969	$1,069,577	$1,167,378	$1,150,704
Senior notes (2)	Level 1	1,600,000	1,572,580	1,600,000	1,481,220
Mortgage company loan facility (3)	Level 2	150,000	150,000	100,058	100,058
		$2,837,969	$2,792,157	$2,867,436	$2,731,982
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
13. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $19.2 million, $17.1 million, and $17.1 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively, which is included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $36.6 million and $35.6 million at October 31, 2024 and 2023, respectively, for our obligations under the plan, which is included in “Accrued expenses” in the Consolidated Balance Sheets.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 4.98%, 5.83%, and 5.26% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2024, 2023, and 2022, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2024, 2023 and 2022.

Information related to our retirement plans for each of the fiscal years ended October 31, 2024, 2023, and 2022, is as follows (amounts in thousands):

	2024	2023	2022
Plan costs:
Service cost	$179	$137	$261
Interest cost	1,982	1,869	1,055
Amortization of prior service cost	1,182	1,407	1,806
Amortization of unrecognized losses	(1,638)	(1,316)	—
	$1,705	$2,097	$3,122
Projected benefit obligation:
Beginning of year	$35,376	$36,904	$47,705
Plan amendments adopted during year	405	1,171	—
Service cost	179	137	261
Interest cost	1,982	1,869	1,055
Benefit payments	(2,818)	(2,748)	(2,544)
Change in unrecognized loss (gain)	1,910	(1,957)	(9,573)
Projected benefit obligation, end of year	$37,034	$35,376	$36,904
Unamortized prior service cost:
Beginning of year	$3,442	$3,678	$5,484
Plan amendments adopted during year	405	1,171	—
Amortization of prior service cost	(1,182)	(1,407)	(1,806)
Unamortized prior service cost, end of year	$2,665	$3,442	$3,678
Accumulated unrecognized gain, October 31	$4,378	$7,926	$7,285
Accumulated benefit obligation, October 31	$37,034	$35,376	$36,904
Accrued benefit obligation, October 31	$37,034	$35,376	$36,904
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2034 in the aggregate (in thousands):

Year ending October 31,	Amount
2025	$2,858
2026	$3,469
2027	$3,668
2028	$3,647
2029	$3,685
November 1, 2029 – October 31, 2034	$16,336
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
Information regarding our land purchase contracts at October 31, 2024 and 2023, is provided in the table below (amounts in thousands):

	2024	2023
Aggregate purchase price:
Unrelated parties	$6,073,847	$4,191,160
Unconsolidated entities that the Company has investments in	26,783	31,477
Total	$6,100,630	$4,222,637
Deposits against aggregate purchase price	$549,195	$449,925
Additional cash required to acquire land	5,551,435	3,772,712
Total	$6,100,630	$4,222,637
Amount of additional cash required to acquire land included in accrued expenses	$382,277	$254,030
In addition, we expect to purchase approximately 9,000 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2024, we also had similar purchase contracts to acquire land for apartment developments of approximately $209.3 million, of which we had outstanding deposits in the amount of $9.8 million. We intend to develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2024, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2024, we had outstanding surety bonds amounting to $820.2 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $337.3 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At October 31, 2024, we had outstanding letters of credit of $180.0 million under our Revolving Credit Facility. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At October 31, 2024, we had provided financial guarantees of $28.5 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.

Backlog
At October 31, 2024, we had agreements of sale outstanding to deliver 5,996 homes with an aggregate sales value of $6.47 billion.
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
Information regarding our mortgage commitments at October 31, 2024 and 2023, is provided in the table below (amounts in thousands):

	2024	2023
Aggregate mortgage loan commitments:
IRLCs	$168,829	$354,716
Non-IRLCs	1,668,455	1,818,486
Total	$1,837,284	$2,173,202
Investor commitments to purchase:
IRLCs	$168,829	$354,716
Mortgage loans receivable	182,834	104,703
Total	$351,663	$459,419
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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheets. We elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For such leases, we do not recognize ROU assets or lease liabilities and instead recognize lease payments in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis. At October 31, 2024, ROU assets and lease liabilities were $108.3 million and $128.6 million, respectively. At October 31, 2023, ROU assets and lease liabilities were $102.8 million and $123.9 million, respectively. Payments on lease liabilities totaled $22.5 million and $20.2 million, and $17.7 million for the years ending October 31, 2024, 2023, and 2022 respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the fiscal years ending October 31, 2024, 2023, and 2022, our total lease expense was $24.3 million, $27.1 million, and $25.6 million, respectively, inclusive of variable lease costs of approximately $4.1 million, $4.2 million, and $3.3 million, respectively. Short-term lease costs and sublease income was de minimis.

Information regarding our remaining lease payments as of October 31, 2024 is provided in the table below (amounts in thousands):

Year ended October 31,
2025	$25,000
2026	23,100
2027	19,400
2028	16,100
2029	11,800
Thereafter	138,600
Total lease payments (1)	234,000
Less: Interest (2)	105,400
Present value of lease liabilities	$128,600
(1)    Lease payments include options to extend lease terms that are reasonably certain of being exercised.
(2)    Our leases do not provide a readily determinable implicit rate. Therefore, we estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 7.2 years and 5.9%, respectively, at October 31, 2024 and 7.2 years and 5.8%, respectively, at October 31, 2023.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 93.4 years and 4.5%, respectively, at October 31, 2024 and 94.4 years and 4.5%, respectively, at October 31, 2023.
15. Other Income – Net
The table below provides the significant components of “Other income – net” for the years ended October 31, 2024, 2023, and 2022 (amounts in thousands):

	2024	2023	2022
Interest income	$38,497	$35,133	$6,180
Income from ancillary businesses	19,534	2,846	24,668
Management fee income earned by home building operations	4,297	4,462	7,968
Gain on litigation settlements – net	—	27,683	141,234
Other	6,968	(2,606)	(8,673)
Total other income – net	$69,296	$67,518	$171,377
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

Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2024, 2023, and 2022 (amounts in thousands):

	2024	2023	2022
Revenues	$165,615	$140,272	$135,510
Expenses	$146,081	$137,426	$110,842
In fiscal 2024 and 2022, our smart home technology business recognized gains of $4.4 million and $9.0 million, respectively, from bulk sales of security monitoring accounts, which is included in income from ancillary businesses above. No similar gains were recognized in fiscal 2023.
In fiscal 2024, 2023 and 2022, we recognized $8.9 million and $8.4 million, and $0.3 million, of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively.
In fiscal 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $35.7 million and $34.7 million, respectively. In fiscal 2022, income from ancillary businesses included management fees earned on our apartment rental development and other unconsolidated entities and operations totaling $25.9 million. Prior to fiscal 2023, management fees earned on our high-rise luxury condominium unconsolidated entities were included in “Management fees earned by home building operations” above.
16. Information on Segments
The table below summarizes revenue and income (loss) before income taxes for our segments for each of the fiscal years ended October 31, 2024, 2023, and 2022 (amounts in thousands):

	Revenue			Income (loss) before income taxes
	2024	2023	2022	2024	2023	2022
North	$1,484,267	$1,494,127	$1,853,720	$252,739	$197,414	$280,829
Mid-Atlantic	1,422,018	1,175,348	1,148,966	471,478	243,464	189,485
South	2,787,459	2,204,763	1,519,600	578,022	416,711	249,665
Mountain	2,590,445	2,660,746	2,747,783	446,168	517,080	509,512
Pacific	2,279,083	2,329,365	2,441,959	541,789	610,126	572,844
Total home building	10,563,272	9,864,349	9,712,028	2,290,196	1,984,795	1,802,335
Corporate and other (1)	60	1,677	(858)	(204,556)	(142,424)	(98,609)
	10,563,332	9,866,026	9,711,170	2,085,640	1,842,371	1,703,726
Land sales and other revenue (2)	283,408	128,911	564,388
Total consolidated	$10,846,740	$9,994,937	$10,275,558	$2,085,640	$1,842,371	$1,703,726
(1) Included in fiscal 2022 is a $141.2 million net gain related to a favorable litigation settlement as further discussed in Note 15, “Other Income - Net”.
(2) Land sales and other revenues by segment has been provided in the table below.
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations; and income from our Rental Property Joint Ventures and Other Joint Ventures.

Land sales and other revenues for each of the fiscal years ended October 31, 2024, 2023, and 2022 are shown in the table below (amounts in thousands):

	2024	2023	2022
North	$4,486	$32,620	$139,439
Mid-Atlantic (1)	208,436	13,169	38,423
South	25,930	19,014	24,415
Mountain	28,277	1,140	8,897
Pacific	1,365	8,705	30,900
Total home building	268,494	74,648	242,074
Corporate and other	14,914	54,263	322,314
Total consolidated	$283,408	$128,911	$564,388
(1) Included in the year ended October 31, 2024 is a $185.0 million land sale to a commercial developer in February 2024, which is further discussed in Note 1, “Significant Accounting Policies”.
“Corporate and other” is comprised principally of activities from our apartment rental development business.
Total assets for each of our segments at October 31, 2024 and 2023, are shown in the table below (amounts in thousands):

	2024	2023
North	$1,425,738	$1,281,479
Mid-Atlantic	1,444,951	1,323,381
South	2,514,446	2,399,055
Mountain	2,950,806	2,666,874
Pacific	2,266,829	2,175,776
Total home building	10,602,770	9,846,565
Corporate and other	2,765,162	2,680,453
Total consolidated	$13,367,932	$12,527,018
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development operations, and our mortgage and title subsidiaries.

Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2024
North	$30,597	$38,920	$1,169,490	$1,239,007
Mid-Atlantic	51,400	50,762	1,297,021	1,399,183
South	43,571	89,145	2,100,079	2,232,795
Mountain	10,868	94,103	2,705,213	2,810,184
Pacific	63,730	80,100	1,887,926	2,031,756
Total consolidated	$200,166	$353,030	$9,159,729	$9,712,925

Balances at October 31, 2023
North	$32,762	$31,253	$1,031,625	$1,095,640
Mid-Atlantic	34,175	135,042	1,089,270	1,258,487
South	40,335	198,467	1,908,468	2,147,270
Mountain	12,443	129,326	2,426,113	2,567,882
Pacific	53,460	169,325	1,765,514	1,988,299
Total consolidated	$173,175	$663,413	$8,220,990	$9,057,578
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2024, 2023, and 2022, are shown in the table below (amounts in thousands):

	2024	2023	2022
North	$1,098	$677	$11,860
Mid-Atlantic	15,214	15,898	3,369
South	3,404	1,766	3,391
Mountain	26,032	5,662	4,091
Pacific	13,693	6,703	10,030
Total consolidated	$59,441	$30,706	$32,741
In the year ended October 31, 2024, we recognized $4.4 million of land impairment charges included in land sales and other cost of revenues, of which $0.6 million and $3.8 million were in our Mid-Atlantic and Corporate and other segments, respectively. In the year ended October 31, 2023 we recognized $30.6 million of land impairment charges included in land sales and other cost of revenues, of which $15.6 million, $10.3 million, $2.2 million, and $2.5 million were in our North, Mid-Atlantic, Pacific and Corporate and other segments, respectively. In the year ended October 31, 2022 we recognized $6.8 million of land impairment charges included in land sales and other cost of revenues in our North segment.

The net carrying value of our investments in unconsolidated entities and our equity in earnings (losses) from such investments, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities		Equity in earnings (losses) from unconsolidated entities
	At October 31,		Year ended October 31,
	2024	2023	2024	2023	2022
North	$58,403	$65,285	$(6,324)	$972	$1,068
Mid-Atlantic	12,647	19,807	(243)	283	(405)
South	168,042	169,004	10,590	13,520	20,065
Mountain	74,909	61,363	688	(211)	494
Pacific	132,952	100,980	(311)	(414)	248
Total home building	446,953	416,439	4,400	14,150	21,470
Corporate and other	560,464	542,602	(28,243)	35,948	2,253
Total consolidated	$1,007,417	$959,041	$(23,843)	$50,098	$23,723
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and Other Joint Ventures.
17. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2024, 2023 and 2022 (amounts in thousands):

	2024	2023	2022
Cash flow information:
Income tax paid - net	$550,077	$584,695	$350,650
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$186,714	$359,042	$273,893
Transfer of inventory to investment in unconsolidated entities	$4,167	$1,000	$46,019
Transfer of investment in unconsolidated entities to inventory	$9,049	$1,675	$474
Transfer of other assets to investment in unconsolidated entities, net	$—	$47,780	$100,123
Transfer of other assets to property, construction, and office equipment - net	$133,020	$47,280	$16,168
Income tax expense recognized in total comprehensive income	$6,197	$6,710	$11,519
Unrealized (loss) gain on derivatives	$(19,959)	$(9,767)	$34,680
Accrued excise tax and other share repurchases	$5,213	$4,355	$—
Miscellaneous increases (decreases) to investments in unconsolidated entities	$7,468	$(5,917)	$797

	At October 31,
	2024	2023	2022
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,303,039	$1,300,068	$1,346,754
Restricted cash included in receivables, prepaid expenses, and other assets	$67,396	$44,273	$51,796
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,370,435	$1,344,341	$1,398,550

18. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2024:
Revenue:
Home sales	$3,260,004	$2,724,472	$2,647,020	$1,931,836
Land sales and other (1)	$73,458	$3,472	$190,466	$16,012
Gross profit (loss):
Home sales	$846,324	$747,310	$683,737	$532,610
Land sales and other (1)	$34,465	$(5,306)	$177,487	$5,851
Income before income taxes	$621,073	$503,627	$649,779	$311,161
Net income	$475,409	$374,611	$481,617	$239,558
Earnings per share (2)
Basic	$4.67	$3.64	$4.60	$2.28
Diluted	$4.63	$3.60	$4.55	$2.25
Weighted-average number of shares
Basic	101,716	102,980	104,794	105,122
Diluted	102,676	104,014	105,803	106,265

Fiscal 2023:
Revenue:
Home sales	$2,951,904	$2,674,602	$2,490,098	$1,749,422
Land sales and other	$68,243	$13,040	$16,881	$30,747
Gross profit (loss):
Home sales	$810,375	$742,653	$657,220	$448,499
Land sales and other	$(10,351)	$1,462	$(3,969)	$(11,688)
Income before income taxes	$604,966	$553,017	$430,592	$253,796
Net income	$445,536	$414,789	$320,216	$191,530
Earnings per share (2)
Basic	$4.15	$3.77	$2.88	$1.72
Diluted	$4.11	$3.73	$2.85	$1.70
Weighted-average number of shares
Basic	107,465	110,003	111,214	111,397
Diluted	108,388	111,123	112,184	112,336
(1)    Land sales and other revenue and gross profit in the three months ended April 30, 2024 included $185.0 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
(2)    Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.