Form 10-Q
period 2025-01-31
Toll Brothers, Inc.
filed 2025-02-28
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2025
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
At February 26, 2025, there were approximately 99,437,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2025	October 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$574,834	$1,303,039
Inventory	10,677,502	9,712,925
Property, construction, and office equipment – net	455,208	453,007
Receivables, prepaid expenses, and other assets (1)	595,692	590,611
Mortgage loans held for sale – at fair value	99,620	191,242
Customer deposits held in escrow	112,671	109,691
Investments in unconsolidated entities (1)	1,106,576	1,007,417
	$13,622,103	$13,367,932
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,058,765	$1,085,817
Senior notes	1,597,316	1,597,102
Mortgage company loan facility	89,958	150,000
Customer deposits	518,200	488,690
Accounts payable	650,714	492,213
Accrued expenses	1,830,701	1,752,848
Income taxes payable	64,955	114,547
Total liabilities	5,810,609	5,681,217
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at January 31, 2025 and October 31, 2024	1,129	1,129
Additional paid-in capital	674,492	694,713
Retained earnings	8,307,555	8,153,356
Treasury stock, at cost —12,969 and 13,149 shares at January 31, 2025 and October 31, 2024, respectively	(1,217,942)	(1,209,547)
Accumulated other comprehensive income ("AOCI")	30,372	31,277
Total stockholders’ equity	7,795,606	7,670,928
Noncontrolling interest	15,888	15,787
Total equity	7,811,494	7,686,715
	$13,622,103	$13,367,932
(1)    As of January 31, 2025 and October 31, 2024, Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities include $106.1 million and $105.3 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2025	2024
Revenues:
Home sales	$1,840,776	$1,931,836
Land sales and other	18,355	16,012
	1,859,131	1,947,848

Cost of revenues:
Home sales	1,381,480	1,399,226
Land sales and other	18,106	10,161
	1,399,586	1,409,387
Selling, general and administrative	240,414	230,046
Income from operations	219,131	308,415
Other:
Loss from unconsolidated entities	(8,743)	(9,172)
Other income – net	10,994	11,918
Income before income taxes	221,382	311,161
Income tax provision	43,679	71,603
Net income	$177,703	$239,558

Other comprehensive loss – net of tax	(905)	(3,898)
Total comprehensive income	$176,798	$235,660

Per share:
Basic earnings	$1.76	$2.28
Diluted earnings	$1.75	$2.25

Weighted-average number of shares:
Basic	100,830	105,122
Diluted	101,830	106,265

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2025 and 2024:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2024	$1,129	$694,713	$8,153,356	$(1,209,547)	$31,277	$15,787	$7,686,715
Net income			177,703				177,703
Purchase of treasury stock				(23,748)			(23,748)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(38,243)		15,353			(22,890)
Stock-based compensation		18,022					18,022
Dividends declared			(23,504)				(23,504)
Other comprehensive loss					(905)		(905)
Loss attributable to non-controlling interest						(258)	(258)
Capital contributions – net						359	359
Balance, January 31, 2025	$1,129	$674,492	$8,307,555	$(1,217,942)	$30,372	$15,888	$7,811,494

Balance, October 31, 2023	$1,129	$698,548	$6,675,719	$(619,150)	$40,910	$16,046	$6,813,202
Net income			239,558				239,558
Purchase of treasury stock				(56)			(56)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(30,857)		21,574			(9,283)
Stock-based compensation		18,250					18,250
Dividends declared			(22,456)				(22,456)
Other comprehensive loss					(3,898)		(3,898)
Loss attributable to non-controlling interest						(202)	(202)
Capital contributions – net						530	530
Balance, January 31, 2024	$1,129	$685,941	$6,892,821	$(597,632)	$37,012	$16,374	$7,035,645

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2025	2024
Cash flow used in operating activities:
Net income	$177,703	$239,558
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,165	16,143
Stock-based compensation	18,022	18,250
Loss from unconsolidated entities	8,743	9,172
Distributions of earnings from unconsolidated entities	4,810	2,737
Deferred tax provision	1,535	1,895
Impairment charges and write-offs	22,705	1,471
Other - net	1,196	(751)
Changes in operating assets and liabilities:
Inventory	(832,230)	(499,047)
Origination of mortgage loans	(430,692)	(364,600)
Sale of mortgage loans	523,092	405,112
Receivables, prepaid expenses, and other assets	(1,488)	(21,587)
Current income taxes – net	(50,822)	(12,655)
Customer deposits – net	26,530	(14,722)
Accounts payable and accrued expenses	92,956	(87,958)
Net cash used in operating activities	(420,775)	(306,982)
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(17,325)	(13,581)
Investments in unconsolidated entities	(118,747)	(58,925)
Return of investments in unconsolidated entities	18,428	13,142
Other – net	(1,813)	—
Net cash used in investing activities	(119,457)	(59,364)
Cash flow used in financing activities:
Proceeds from loans payable	823,131	744,565
Principal payments of loans payable	(929,660)	(890,178)
Payments related to stock-based benefit plans – net	(22,887)	(9,279)
Purchase of treasury stock and excise tax payment	(23,748)	(56)
Dividends paid	(24,414)	(23,264)
Receipts related to noncontrolling interest – net	386	167
Net cash used in financing activities	(177,192)	(178,045)
Net decrease in cash, cash equivalents, and restricted cash	(717,424)	(544,391)
Cash, cash equivalents, and restricted cash, beginning of period	1,370,435	1,344,341
Cash, cash equivalents, and restricted cash, end of period	$653,011	$799,950

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2024 balance sheet amounts and disclosures have been derived from our October 31, 2024 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (“2024 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of January 31, 2025; the results of our operations and changes in equity for the three-month periods ended January 31, 2025 and 2024; and our cash flows for the three-month periods ended January 31, 2025 and 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates and assumptions may prove to be incorrect for a variety of reasons, whether as a result of the risks and uncertainties our business is subject to or for other reasons. In times of economic disruption when uncertainty regarding future economic conditions is heightened, our estimates and assumptions are subject to greater variability. Actual results could differ from the estimates and assumptions we make, and such differences may be material.
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2025, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $518.2 million and $488.7 million at January 31, 2025 and October 31, 2024, respectively. Of the outstanding customer deposits held as of October 31, 2024, we recognized $120.2 million in home sales revenues during the three months ended January 31, 2025. Of the outstanding customer deposits held as of October 31, 2023, we recognized $137.2 million in home sales revenues during the three months ended January 31, 2024.
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

Forfeited Customer Deposits: Forfeited customer deposits are recognized in “Home sales revenues” in our Condensed Consolidated Statements of Operations and Comprehensive Income in the period in which the customer defaults on or cancels the contract and we have the right to retain the deposit.
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

2. Inventory
Major components of inventory at January 31, 2025 and October 31, 2024 were (amounts in thousands):

	January 31, 2025	October 31, 2024
Land deposits and costs of future communities	$734,671	$620,040
Land and land development costs	2,587,654	2,532,221
Land and land development costs associated with homes under construction	3,956,943	3,617,266
Total land and land development costs	7,279,268	6,769,527

Homes under construction	2,901,900	2,458,541
Model homes (1)	496,334	484,857
	$10,677,502	$9,712,925
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at January 31, 2025 and October 31, 2024 (amounts in thousands):

	January 31, 2025	October 31, 2024
Land controlled for future communities	$234,777	$200,166
Land owned for future communities	692,121	353,030
Operating communities	9,750,604	9,159,729
	$10,677,502	$9,712,925
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2025	2024
Land controlled for future communities	$3,957	$1,471
Operating communities	12,460	—
	$16,417	$1,471
We recognized $1.8 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month period ended January 31, 2025. No impairment charges were recognized in land sales and other cost of revenues during the three-month period ended January 31, 2024.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2025, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2025, we determined that 309 land purchase contracts, with an aggregate purchase price of $6.11 billion, on which we had made aggregate deposits totaling $614.8 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2024, we determined that 297 land purchase contracts, with an aggregate purchase price of $5.59 billion, on which we had made aggregate deposits totaling $522.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. However, at January 31, 2025 and October 31, 2024, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2025	2024
Interest capitalized, beginning of period	$179,797	$190,550
Interest incurred	34,203	33,960
Interest expensed to home sales cost of revenues	(20,076)	(23,579)
Interest expensed to land sales and other cost of revenues	(15)	(294)
Interest capitalized on investments in unconsolidated entities	(1,703)	(2,489)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	111	142
Interest capitalized, end of period	$192,317	$198,290

3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments ranges from 2.5% to 50%. These entities are structured as joint ventures and either: (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); or (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”).
The table below provides information as of January 31, 2025, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	18	3	38	2	61
Investment in unconsolidated entities (1)	$481,386	$66,604	$551,695	$6,891	$1,106,576
Number of unconsolidated entities with funding commitments by the Company	8	1	14	1	24
Company’s remaining funding commitment to unconsolidated entities (2)	$291,639	$10,772	$60,811	$7,108	$370,330
(1)    Our total investment includes $126.0 million related to seven unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $255.0 million as of January 31, 2025, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $108.5 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
(1)    Our total investment includes $158.0 million related to eight unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $369.8 million as of October 31, 2024, inclusive of our investment in joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $109.6 million related to our unconsolidated joint venture-related variable interests in VIEs.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	13	2	36	51
Aggregate loan commitments	$864,589	$161,650	$3,421,298	$4,447,537
Amounts borrowed under loan commitments	$478,401	$21,222	$2,759,096	$3,258,719
The table below provides information at October 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	1	38	50
Aggregate loan commitments	$639,589	$98,150	$3,538,148	$4,275,887
Amounts borrowed under loan commitments	$381,614	$47,903	$2,751,201	$3,180,718
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures

There were no new joint ventures entered into during the three months ended January 31, 2024. The table below provides information on joint ventures entered into during the three-months ended January 31, 2025 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures
Number of unconsolidated joint ventures entered into during the period	2	1
Investment balance at January 31, 2025	$62,266	$6,697
Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In the three-month period ended January 31, 2025, one of our Rental Property Joint Ventures sold its assets and we recognized our proportionate share of the gains of $2.7 million in “Income (loss) from unconsolidated entities” on our Condensed Consolidated Statements of Operations and Comprehensive Income. No similar transactions occurred in the three-month period ended January 31, 2024.

In addition, in the three-month period ended January 31, 2025, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $2.7 million, which is included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No similar transactions occurred in the three-month period ended January 31, 2024.
In the three-month periods ended January 31, 2025 and 2024, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $17.2 million and $26.9 million, respectively. Our share of income from the lots we acquired was insignificant in each period.
In our normal course of business, we may contribute land to certain of our joint ventures in exchange for an ownership interest. In the three-month period ended January 31, 2025, we sold land to unconsolidated entities, which principally involved a land sale to a Home Building Joint Venture, for $17.2 million. This amount is included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and was sold at our land basis. No similar land sales to unconsolidated entities occurred in the three-month periods ended January 31, 2024.
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
We believe that, as of January 31, 2025, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	January 31, 2025	October 31, 2024
Loan commitments in the aggregate	$2,978,200	$3,031,500
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$599,900	$646,900
Debt obligations borrowed in the aggregate	$2,160,400	$2,204,300
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$523,400	$560,400
Estimated fair value of guarantees provided by us related to debt and other obligations	$18,400	$17,400
Terms of guarantees	1 month - 4.9 years	1 month - 3.0 years
(1)    At January 31, 2025 and October 31, 2024, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million and $102.3 million related to our unconsolidated joint venture VIEs.

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

The table below provides information as of January 31, 2025 and October 31, 2024, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	January 31, 2025	October 31, 2024
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$106,100	$105,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,900	$9,800
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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2025 and October 31, 2024, consisted of the following (amounts in thousands):

	January 31, 2025	October 31, 2024
Expected recoveries from insurance carriers and others	$105,276	$109,569
Improvement cost receivables	36,423	41,173
Escrow cash held by our wholly owned captive title company	74,135	62,048
Properties held for rental apartment and commercial development	119,253	116,802
Prepaid expenses	41,139	40,432
Right-of-use assets	107,427	108,311
Derivative assets	11,859	18,398
Other	100,180	93,878
	$595,692	$590,611

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facilities
Loans Payable
At January 31, 2025 and October 31, 2024, loans payable consisted of the following (amounts in thousands):

	January 31, 2025	October 31, 2024
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	410,655	437,969
Deferred issuance costs	(1,890)	(2,152)
	$1,058,765	$1,085,817
Senior Unsecured Term Loan
At January 31, 2025, we were party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks of which $487.5 million was scheduled to mature on February 14, 2028, $101.6 million was scheduled to mature on November 1, 2025 and the remaining $60.9 million was scheduled to mature on November 1, 2026. As of such date, there were no payments required before these stated maturity dates. Under the Term Loan Facility, we may select interest rates equal to (i) SOFR plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At January 31, 2025, the interest rate on the Term Loan Facility was 5.24% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
On February 7, 2025, we entered into an amendment to the Term Loan Facility to extend the maturity date of all $650.0 million of outstanding term loans to February 7, 2030. All other provisions of the Term Loan Facility remained unchanged.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 0.90% as of January 31, 2025. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
At January 31, 2025, we had a $1.96 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that was scheduled to mature on February 14, 2028. The Revolving Credit Facility provided us with a committed borrowing capacity of $1.96 billion, which we had the ability to increase up to $3.00 billion with the consent of lenders. Under the Revolving Credit Facility, up to 100% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.

Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three months ended January 31, 2025, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of January 31, 2025.
At January 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $182.7 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At January 31, 2025, the interest rate on outstanding borrowings under the Revolving Credit Facility would have been 5.54% per annum.
On February 7, 2025, we increased the total amount of revolving loans and commitments available under the Revolving Credit Facility from $1.96 billion to $2.35 billion and extended the maturity date to February 7, 2030. All other provisions of the Revolving Credit Facility remained unchanged.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At January 31, 2025, the weighted-average interest rate on “Loans payable – other” was 5.54% per annum.
Senior Notes
At January 31, 2025, we had four issues of senior notes outstanding with an aggregate principal amount of $1.60 billion.
Mortgage Company Loan Facilities
During fiscal 2023 and until December 2023, our wholly-owned mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), was party to a mortgage warehousing facility that contained substantially the same terms as those described in the paragraph below.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The New Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TMBC is also subject to an under-usage fee based on outstanding balances, as defined in the New Warehousing Agreement. Prior to its scheduled expiration on December 3, 2024, the New Warehousing Agreement was amended to extend the expiration date to December 2, 2025. No other changes were made to the terms of the New Warehousing Agreement as a result of the amendment. The New Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At January 31, 2025, the interest rate on the New Warehousing Agreement was 6.09% per annum.

6. Accrued Expenses
Accrued expenses at January 31, 2025 and October 31, 2024 consisted of the following (amounts in thousands):

	January 31, 2025	October 31, 2024
Land, land development, and construction	$328,298	$356,613
Liabilities related to consolidated inventory not owned	527,191	388,778
Compensation and employee benefits	172,071	208,394
Escrow liability associated with our wholly owned captive title company	74,125	62,038
Self-insurance	236,026	242,306
Warranty	189,374	189,258
Lease liabilities	127,207	128,588
Deferred income	50,693	51,138
Interest	31,954	29,669
Commitments to unconsolidated entities	44,550	38,661
Other	49,212	57,405
	$1,830,701	$1,752,848
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2025	2024
Balance, beginning of period	$189,258	$206,171
Additions – homes closed during the period	8,142	5,822
Change in accruals for homes closed in prior years – net	3,224	2,801
Charges incurred	(11,250)	(11,874)
Balance, end of period	$189,374	$202,920

7. Income Taxes
We recorded income tax provisions of $43.7 million and $71.6 million for the three months ended January 31, 2025 and 2024, respectively. The effective tax rate was 19.7% for the three months ended January 31, 2025, compared to 23.0% for the three months ended January 31, 2024. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2025 will be approximately 5.6%. Our state income tax rate for the full fiscal year 2024 was 6.3%.
At January 31, 2025, we had $20.8 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

8. Stock-Based Benefit Plans
We grant various types of restricted stock units to our employees and our non-employee directors. We also previously granted stock options to certain of our employees and non-employee directors, but discontinued this practice in fiscal year 2023. Additionally, we have an employee stock purchase plan that allows employees to purchase our stock at a discount. Information regarding the amount of total stock-based compensation expense and tax benefit recognized by us, for the periods indicated, is as follows (amounts in thousands):

	Three months ended January 31,
	2025	2024
Total stock-based compensation expense recognized	$18,022	$18,250
Income tax benefit recognized	$4,554	$4,210
At January 31, 2025 and October 31, 2024, the aggregate unamortized value of unvested stock-based compensation awards was approximately $36.1 million and $21.8 million, respectively.
9. Stockholders’ Equity
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2025	2024
Number of shares purchased (in thousands)	187	1
Average price per share (1)	$127.02	$88.70
Remaining authorization at January 31 (in thousands)	14,900	20,000
(1)    Average price per share includes costs associated with the purchases, including the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, as applicable.
Cash Dividends
During the three month periods ended January 31, 2025 and 2024, we declared and paid cash dividends of $0.23 and $0.21 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2025	2024
Employee Retirement Plans
Beginning balance	$1,018	$3,080
Losses (gains) reclassified from AOCI to net income (1)	205	(113)
Less: Tax (benefit) expense (2)	(52)	29
Net losses (gains) reclassified from AOCI to net income	153	(84)
Other comprehensive income (loss) – net of tax	153	(84)
Ending balance	$1,171	$2,996
Derivative Instruments
Beginning balance	$30,259	$37,830
Gains (losses) on derivative instruments	667	(3,568)
Less: Tax (expense) benefit	(168)	905
Net gains (losses) on derivative instruments	499	(2,663)
Gains reclassified from AOCI to net income (3)	(2,083)	(1,543)
Less: Tax expense (2)	526	392
Net gains reclassified from AOCI to net income	(1,557)	(1,151)
Other comprehensive loss – net of tax	(1,058)	(3,814)
Ending balance	$29,201	$34,016

Total AOCI ending balance	$30,372	$37,012
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended January 31,
	2025	2024
Numerator:
Net income as reported	$177,703	$239,558

Denominator:
Basic weighted-average shares	100,830	105,122
Common stock equivalents (1)	1,000	1,143
Diluted weighted-average shares	101,830	106,265

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	130	137
Shares issued under stock incentive and employee stock purchase plans	367	520
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2025	October 31, 2024
Mortgage Loans Held for Sale	Level 2	$99,620	$191,242
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$177	$2,152
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$100	$(962)
Forward Loan Commitments — IRLCs	Level 2	$(100)	$962
Interest Rate Swap Contracts	Level 2	$11,582	$15,283
At January 31, 2025 and October 31, 2024, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 31, 2025 and October 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At January 31, 2025	$100,933	$99,620	$(1,313)
At October 31, 2024	$193,333	$191,242	$(2,091)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2024 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were not significant during the three months ended January 31, 2025 and 2024 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		January 31, 2025		October 31, 2024
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,060,655	$1,044,079	$1,087,969	$1,069,577
Senior notes (2)	Level 1	1,600,000	1,570,932	1,600,000	1,572,580
Mortgage company loan facility (3)	Level 2	89,958	89,958	150,000	150,000
		$2,750,613	$2,704,969	$2,837,969	$2,792,157
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
12. Other Income – Net
The table below provides the significant components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2025	2024
Interest income	$8,969	$10,468
(Loss) income from ancillary businesses	(879)	840
Management fee income earned by home building operations	799	1,149
Other	2,105	(539)
Total other income – net	$10,994	$11,918
Income (loss) from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2025	2024
Revenues	$36,783	$32,300
Expenses	$37,662	$31,460
In the three-month period ending January 31, 2025, we recognized $4.4 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations. No similar amounts were recognized in the three-month period ended January 31, 2024.
In the three-month periods ended January 31, 2025 and 2024, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $7.1 million and $7.6 million, respectively.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2025	October 31, 2024
Aggregate purchase price:
Unrelated parties	$6,600,087	$6,073,847
Unconsolidated entities that the Company has investments in	68,864	26,783
Total	$6,668,951	$6,100,630

Deposits against aggregate purchase price	$657,015	$549,195
Additional cash required to acquire land	6,011,936	5,551,435
Total	$6,668,951	$6,100,630
Amount of additional cash required to acquire land included in accrued expenses	$520,863	$382,277
In addition, we expect to purchase approximately 10,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At January 31, 2025, we also had purchase contracts to acquire land for apartment developments of approximately $216.5 million, of which we had outstanding deposits in the amount of $9.7 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2025, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2025, we had outstanding surety bonds amounting to $821.3 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $340.5 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2025, we had outstanding letters of credit of $182.7 million under our Revolving Credit Facility. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At January 31, 2025, we had provided financial guarantees of $35.4 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
At January 31, 2025, we had agreements of sale outstanding to deliver 6,312 homes with an aggregate sales value of $6.94 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2025	October 31, 2024
Aggregate mortgage loan commitments:
IRLCs	$301,303	$168,829
Non-IRLCs	1,620,471	1,668,455
Total	$1,921,774	$1,837,284
Investor commitments to purchase:
IRLCs	$301,303	$168,829
Mortgage loans held for sale	91,093	182,834
Total	$392,396	$351,663
14. Information on Segments
We operate in the following five geographic segments, with operations generally located in the states listed below:
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2025	2024

Revenues:
North	$254,712	$272,657
Mid-Atlantic	236,240	264,154
South	506,273	532,886
Mountain	556,704	453,381
Pacific	287,164	408,991
Total home building	1,841,093	1,932,069
Corporate and other	(317)	(233)
	1,840,776	1,931,836
Land sales and other revenues (1)	18,355	16,012
Total consolidated	$1,859,131	$1,947,848

Income (loss) before income taxes:
North	$28,193	$33,021
Mid-Atlantic	33,430	49,518
South	90,416	98,430
Mountain	80,739	80,164
Pacific	38,113	103,653
Total home building	270,891	364,786
Corporate and other	(49,509)	(53,625)
Total consolidated	$221,382	$311,161
(1) Land sales and other revenues by segment has been provided in the table below.
“Corporate and other” is comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations, and income from our Rental Property Joint Ventures and Other Joint Ventures.
Land sales and other revenues for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2025	2024
North	$17,155	$—
Mid-Atlantic	256	7,796
South	837	3,639
Mountain	—	4,577
Pacific	107	—
Total home building	18,355	16,012
Corporate and other	—	—
Total consolidated	$18,355	$16,012
“Corporate and other” is comprised principally of activities from our apartment rental development business.

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2025	October 31, 2024
North	$1,492,110	$1,425,738
Mid-Atlantic	1,578,671	1,444,951
South	2,908,206	2,514,446
Mountain	3,119,991	2,950,806
Pacific	2,542,290	2,266,829
Total home building	11,641,268	10,602,770
Corporate and other	1,980,835	2,765,162
Total consolidated	$13,622,103	$13,367,932
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development and high-rise urban luxury condominium operations, and our mortgage and title subsidiaries.
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended January 31,
	2025	2024
North	$205	$495
Mid-Atlantic	3,767	192
South	4,359	80
Mountain	7,494	674
Pacific	592	30
Total consolidated	$16,417	$1,471
We have also recognized, in our South region, $1.8 million of land impairment charges included in land sales and other cost of revenues during the three-month period ended January 31, 2025. No land impairment charges were recognized in land sales and other costs of revenues in the three-month period ended January 31, 2024.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2025	2024
Cash flow information:
Income tax paid – net	$92,840	$81,636
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$157,586	$26,759
Transfer of inventory to investment in unconsolidated entities	$5,048	$—
Unrealized loss on derivatives	$(3,701)	$(8,769)
Miscellaneous non-cash changes in investments in unconsolidated entities - net	$5,670	$1,143

	At January 31,
	2025	2024
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$574,834	$754,793
Restricted cash included in receivables, prepaid expenses, and other assets	78,177	45,157
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$653,011	$799,950

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (“2024 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2024 Form 10-K.
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended January 31, 2025, we signed 2,307 net contracts for an aggregate value of $2.31 billion, an increase of 13.0% in units and 12.0% in dollars compared to the prior-year period, and a 2.0% increase on a per-community basis. Although we experienced solid demand in our first quarter, as reflected in the year-over-year increase in net signed contracts, more recent demand trends coinciding with the start of the traditional spring selling season have been mixed, due in part to mortgage rates that have remained elevated despite 100 basis points of cuts to the Federal Reserve’s benchmark interest rate since September 2024. In addition, general price inflation and significant increases in the cost of home ownership have created challenges for many buyers, especially at the lower end of the market. However, demand in many markets has remained healthy, especially at the higher end where affordability concerns are less impactful. We continue to strategically manage our pricing, incentives and home starts on a community-by-community basis to align inventory levels with local sales environments and to balance our sales pace and price. Notwithstanding the mixed near-term outlook, we believe the long-term outlook for the new home market remains positive, as it is supported by strong fundamentals including favorable demographics, the structural undersupply of homes in the U.S. caused by over a decade of underproduction, the aging stock of existing homes, and accumulated wealth built up from years of stock market and home price appreciation.
In the three months ended January 31, 2025, we delivered 1,991 homes with an average delivered price of $924,600, as compared to 1,927 delivered homes at an average price of $1,002,500 in the three months ended January 31, 2024. The year-over-year increase in the number of homes delivered was primarily the result of the year-over-year increase in the number of communities we were operating from during the first quarter of fiscal 2025, and a higher backlog conversion ratio due to a reduction in our construction cycle times. The year-over-year decline in average delivered price was due primarily to changes in the mix of products and locations of delivered homes, reflecting our strategy of expanding our geographies and product types to include more affordable homes. The reduction in our construction cycle time was due to the continued normalization of our operations post-pandemic and an increase in the number of quick move-in (or “spec”) homes in our inventory. Historically most of our homes have been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer. However, in recent years we have increased the number of homes that we start without a buyer (a spec home), which we generally build faster than build-to-order homes. In the first quarter of fiscal 2025, 55% of net signed contracts were spec homes and the remainder were build-to-order. Spec homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that wish to take delivery within a short time frame. We sell our spec homes at various stages of construction - from shortly after construction starts with the pouring of the foundation through to finished home. We determine how many such homes to start within each community based on local market conditions, our current and planned sales pace, and construction cadence for the community. In light of the mixed demand trends we have experienced to date in our second fiscal quarter, we expect to reduce the pace of our overall spec home starts in the near term.

Financial and Operational Highlights
In the three-month period ended January 31, 2025, we recognized $1.86 billion of revenues, consisting of $1.84 billion of home sales revenues and $18.4 million of land sales and other revenues, and net income of $177.7 million, as compared to $1.95 billion of revenues, consisting of $1.93 billion of home sales revenues and $16.0 million of land sales and other revenues, and net income of $239.6 million in the three-month period ended January 31, 2024.
In the three-month periods ended January 31, 2025 and 2024, the value of net contracts signed was $2.31 billion (2,307 homes) and $2.06 billion (2,042 homes), respectively.
The value of our backlog at January 31, 2025 was $6.94 billion (6,312 homes), as compared to our backlog at January 31, 2024 of $7.08 billion (6,693 homes). Our backlog at October 31, 2024 was $6.47 billion (5,996 homes), as compared to backlog of $6.95 billion (6,578 homes) at October 31, 2023.
At January 31, 2025, we had $574.8 million of cash and cash equivalents and approximately $1.77 billion available under our $1.96 billion revolving credit facility (the “Revolving Credit Facility”). At January 31, 2025, we had no borrowings and we had approximately $182.7 million of outstanding letters of credit under the Revolving Credit Facility.
At January 31, 2025, we owned or controlled through options approximately 77,700 home sites, as compared to approximately 74,700 at October 31, 2024; and approximately 70,700 at October 31, 2023. Of the approximately 77,700 total home sites that we owned or controlled through options at January 31, 2025, we owned approximately 33,900 and controlled approximately 43,800 through options. Of the 33,900 home sites owned, approximately 20,300 were substantially improved. In addition, as of January 31, 2025, we expect to purchase approximately 10,600 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2025, we were selling from 406 communities, compared to 408 at October 31, 2024; and 377 at January 31, 2024.
At January 31, 2025, our total stockholders’ equity and our debt-to-total capitalization ratio were $7.80 billion and 0.26 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2025 and 2024 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2025	2024	% Change
Revenues:
Home sales	$1,840.8	$1,931.8	(5)%
Land sales and other	18.4	16.0	15%
	1,859.1	1,947.8	(5)%
Cost of revenues:
Home sales	1,381.5	1,399.2	(1)%
Land sales and other	18.1	10.2	78%
	1,399.6	1,409.4	(1)%
Selling, general and administrative	240.4	230.0	5%
Income from operations	219.1	308.4	(29)%
Other
Loss from unconsolidated entities	(8.7)	(9.2)	(5)%
Other income – net	11.0	11.9	(8)%
Income before income taxes	221.4	311.2	(29)%
Income tax provision	43.7	71.6	(39)%
Net income	$177.7	$239.6	(26)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	75.0%	72.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	98.6%	63.5%
SG&A as a percentage of home sale revenues	13.1%	11.9%
Effective tax rate	19.7%	23.0%

Deliveries – units	1,991	1,927	3%
Deliveries – average delivered price (in ‘000s)	$924.6	$1,002.5	(8)%

Net contracts signed – value	$2,307.2	$2,064.8	12%
Net contracts signed – units	2,307	2,042	13%
Net contracts signed – average contracted price (in ‘000s)	$1,000.1	$1,011.2	(1)%

	At January 31,
	2025	2024	% Change
Backlog – value	$6,938.4	$7,081.1	(2)%
Backlog – units	6,312	6,693	(6)%
Backlog – average contracted price (in ‘000s)	$1,099.2	$1,058.0	4%
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

Home Sales Revenues and Home Sales Cost of Revenues
The decrease in home sale revenues for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, was primarily attributable to an 8% decrease in the average price of homes delivered offset by a 3% increase in the number of homes delivered. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions, including spec homes, most notably from fewer deliveries in the Pacific region and greater deliveries in the Mountain region. The increase in the number of homes delivered in the three months ended January 31, 2025 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the three months ended January 31, 2025 compared to the three months ended January 31, 2024, primarily as a result of improvement in build times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, most significantly in the North, Mid-Atlantic, and South regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, was principally due to a shift in the mix of revenues to lower margin products/areas and higher inventory impairment charges in the fiscal 2025 period, partially offset by lower interest expense as a percentage of home sales revenues. In the three months ended January 31, 2025 and 2024, interest expense, as a percentage of home sales revenues, was 1.1% and 1.2%, respectively.
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

Land sales and other cost of revenues as a percentage of land sales and other revenues can vary period to period depending on the mix of sales to joint ventures versus third parties.

During the three-month period ended January 31, 2025, we recognized $1.8 million of impairment charges in connection with a planned land sale. No similar land sales and other impairment charges were recognized in the three months ended January 31, 2024.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $10.4 million in the fiscal 2025 three-month period, as compared to the fiscal 2024 three-month period. As a percentage of home sales revenues, SG&A expense was 13.1% in the fiscal 2025 period, as compared to 11.9% in the fiscal 2024 period. The dollar increase in SG&A expenditures was primarily due to higher commissions and marketing spend from greater sales volume and increased community count. The increase in SG&A expense as a percentage of revenues was due to revenues decreasing 5% year-over-year in the fiscal 2025 period, while SG&A expenditures increased 5%.
Income from Unconsolidated Entities
In the three-month period ended January 31, 2025, we recognized a loss from unconsolidated entities of $8.7 million, as compared to a loss of $9.2 million in the prior-year period. The decrease in loss was primarily due to lower losses by various Rental Property Joint Ventures and higher earnings from a Land Development Joint Venture, offset, in part, by higher losses incurred by one Home Building Joint Venture.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2025	2024
Interest income	$8,969	$10,468
(Loss) income from ancillary businesses	(879)	840
Management fee income earned by home building operations	799	1,149
Other	2,105	(539)
Total other income – net	$10,994	$11,918
The decrease in interest income in the three-month period ended January 31, 2025 was primarily due to lower average cash balances in the fiscal 2025 period.
The decrease in (loss) income from ancillary businesses in the three-month period ended January 31, 2025, was mainly due to $4.4 million of net write-offs related to previously incurred costs that we believed not to be recoverable related to our apartment living operations in the three-month period ended January 31, 2025.
The increase in “other” in the three-month period ended January 31, 2025 was primarily due to a $1.6 million gain related to the sale of a land purchase contract to a third party during the period.
Income Before Income Taxes
For the three-month period ended January 31, 2025, we reported income before income taxes of $221.4 million, as compared to $311.2 million in the three-month period ended January 31, 2024.
Income Tax Provision
We recognized income tax provisions of $43.7 million and $71.6 million in the three-month periods ended January 31, 2025 and 2024, respectively. The effective tax rate was 19.7% for the three months ended January 31, 2025, compared to 23.0% for the three months ended January 31, 2024. Based upon the federal statutory rate of 21.0% for each period, our federal tax provisions would have been $46.5 million and $65.3 million, in the three-month periods ended January 31, 2025 and 2024, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to excess tax benefits related to stock-based compensation, offset, in part, by the provision for state income taxes and permanent differences. The decrease in the effective tax rate for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to an increase in excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended January 31, 2025 and 2024, the value of net contracts signed was $2.31 billion (2,307 homes) and $2.06 billion (2,042 homes), respectively. The aggregate value of net contracts signed increased $242.4 million, or 11.7%, in the three-month period ended January 31, 2025, as compared to the three-month period ended January 31, 2024. The increase in the aggregate value of net contracts signed was due to a 13.0% increase in the number of net contracts signed offset by a 1.1% decrease in the average value attributed to each signed contract. The increase in the number of net contracts signed primarily reflects the year-over-year increase in the number of communities from which we were operating during the period. The decrease in the average value of each signed contract in the three months ended January 31, 2025 was primarily due to a net increase in the mix of contracts from lower margin products/areas.
Backlog
The value of our backlog at January 31, 2025 decreased 2% to $6.94 billion (6,312 homes), as compared to $7.08 billion (6,693 homes) at January 31, 2024. Our backlog at October 31, 2024 and 2023 was $6.47 billion (5,996 homes) and $6.95 billion (6,578 homes), respectively. The decrease in the value of our backlog at January 31, 2025 as compared to January 31, 2024, was due to a 6% decrease in the number of homes in backlog offset by a 4% increase in the average contracted price per home. The decrease in the number of homes in backlog was primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered.
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
At January 31, 2025, we had $574.8 million of cash and cash equivalents on hand and approximately $1.77 billion available for borrowing under our Revolving Credit Facility. At quarter-end, the Revolving Credit Facility provided us with a committed borrowing capacity of $1.96 billion, which we had the ability to increase to up to $3.00 billion with the consent of lenders, and was scheduled to mature on February 14, 2028. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. We are also a party to a $650.0 million unsecured Term Loan Facility. At quarter-end, $487.5 million was scheduled to mature on February 14, 2028, $101.6 million was scheduled to mature on November 1, 2025, and the remaining $60.9 million was scheduled to mature on November 1, 2026.
On February 7, 2025, we extended the maturity date of the Revolving Credit Facility from February 14, 2028 to February 7, 2030 and increased the total amount of committed borrowing capacity from $1.96 billion to $2.35 billion. We also extended the maturity of all $650.0 million of loans outstanding under the Term Loan Facility to February 7, 2030.
Short-term Liquidity and Capital Resources
For the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing (including our $350.0 million 4.875% Senior Notes due November 15, 2025). We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of January 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facilities,” and Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for amounts outstanding as of January 31, 2025, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At January 31, 2025, we had investments in these entities of $1.11 billion and were committed to invest or advance up to an additional $370.3 million to these entities if they require additional funding. At January 31, 2025, we had agreed to terms for the acquisition of 659 home sites from four joint ventures for an estimated aggregate purchase price of $68.9 million. We also expect to purchase approximately 10,600 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of January 31, 2025, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2025, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $2.98 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $599.9 million to be our maximum exposure related to repayment and carry cost guarantees. At January 31, 2025, the unconsolidated entities had borrowed an aggregate of $2.16 billion, of which we estimate $523.4 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 4.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of January 31, 2025, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facilities” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At January 31, 2025 and October 31, 2024, we had $653.0 million and $1.37 billion, respectively, of cash, cash equivalents, and restricted cash. Cash used in operating activities during the three-month period ended January 31, 2025 was $420.8 million. Cash used in operating activities during the fiscal 2025 period was primarily related to an increase in inventory and a decrease in current income taxes – net. This activity was offset, in part, by net income (adjusted for depreciation and amortization, impairments, stock-based compensation, losses and distributions of earnings from unconsolidated entities, and deferred taxes);

an increase in accounts payable and accrued expenses; an increase in mortgage loans sold, net of mortgage loans originated and an increase in customer deposits – net.
At January 31, 2024 and October 31, 2023, we had $800.0 million and $1.34 billion, respectively, of cash, cash equivalents and restricted cash. Cash used in operating activities during the three-month period ended January 31, 2024 was $307.0 million. Cash used in operating activities during the fiscal 2024 period was primarily related to an increase in inventory; decreases in accounts payable and accrued expenses, current income taxes – net, and customer deposits – net; and an increase in receivables, prepaid expenses, and other assets. This activity was offset, in part, by net income (adjusted for stock-based compensation, depreciation and amortization, income and distributions of earnings from unconsolidated entities, deferred taxes and impairments); and mortgage loans sold, net of mortgage loans originated.
Investing Activities
In the three-month period ended January 31, 2025, cash used in investing activities was $119.5 million, which was primarily related to $118.7 million used to fund our investments in unconsolidated entities and $17.3 million used for the purchase of property and equipment. This activity was offset, in part, by $18.4 million of cash received as returns from our investments in unconsolidated entities.
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
Financing Activities
We used $177.2 million of cash in financing activities in the three-month period ended January 31, 2025, primarily for the payments of $106.5 million of loans payable, net of borrowings, the payment of dividends on our common stock of $24.4 million, the repurchase of $23.7 million of our common stock, and $22.9 million of payments related to stock-based benefit plans - net.
We used $178.0 million of cash in financing activities in the three-month period ended January 31, 2024, primarily for the payments of $145.6 million of loans payable, net of borrowings, the payment of dividends on our common stock of $23.3 million, and $9.3 million of payments related to stock-based benefit plans - net.
CRITICAL ACCOUNTING ESTIMATES
As disclosed in our 2024 Form 10-K, our most critical accounting estimates relate to inventory, cost of revenue recognition, warranty and self-insurance, and investments in unconsolidated entities. Since October 31, 2024, there have been no material changes to those critical accounting estimates.
SUPPLEMENTAL GUARANTOR INFORMATION
At January 31, 2025, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

January 31, 2025
Assets
Cash	$411.5
Inventory	$10,561.5
Amount due from Non-Guarantor Subsidiaries	$781.8
Total assets	$12,558.0

Liabilities & Stockholders' Equity
Loans payable	$945.1
Senior notes	$1,597.3
Total liabilities	$5,148.6
Stockholders' equity	$7,409.4
Summarized Statement of Operations Data (amounts in millions):

For the three months ended January 31, 2025
Revenues	$1,838.8
Cost of revenues	$1,386.7
Selling, general and administrative	$240.2
Income before income taxes	$215.4
Net income	$172.9

SEGMENTS
We operate in the following five geographic segments, with operations generally located in the states listed below:
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
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$254.7	$272.6	(7)%	247	289	(15)%	$1,031.2	$943.5	9%
Mid-Atlantic	236.2	264.1	(11)%	266	277	(4)%	$888.1	$953.6	(7)%
South	506.3	532.9	(5)%	596	631	(6)%	$849.5	$844.5	1%
Mountain	556.7	453.4	23%	663	485	37%	$839.7	$934.8	(10)%
Pacific	287.2	409.0	(30)%	219	245	(11)%	$1,311.2	$1,669.4	(21)%
Total home building	1,841.1	1,932.0	(5)%	1,991	1,927	3%	$924.7	$1,002.6	(8)%
Other	(0.3)	(0.2)
Total home sales revenue	1,840.8	1,931.8	(5)%	1,991	1,927	3%	$924.6	$1,002.5	(8)%
Land sales and other revenue	18.3	16.0
Total revenue	$1,859.1	$1,947.8
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$336.8	$328.8	2%	318	325	(2)%	$1,059.1	$1,011.7	5%
Mid-Atlantic	341.5	238.6	43%	358	246	46%	$953.9	$970.0	(2)%
South	593.1	469.9	26%	700	575	22%	$847.3	$817.2	4%
Mountain	534.1	498.9	7%	628	541	16%	$850.5	$922.2	(8)%
Pacific	501.7	528.6	(5)%	303	355	(15)%	$1,655.8	$1,488.9	11%
Total consolidated	$2,307.2	$2,064.8	12%	2,307	2,042	13%	$1,000.1	$1,011.2	(1)%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,019.7	$1,020.5	—%	926	992	(7)%	$1,101.2	$1,028.7	7%
Mid-Atlantic	930.1	928.1	—%	878	914	(4)%	$1,059.4	$1,015.4	4%
South	1,895.4	2,030.8	(7)%	2,107	2,256	(7)%	$899.6	$900.2	—%
Mountain	1,623.7	1,624.2	—%	1,560	1,633	(4)%	$1,040.8	$994.6	5%
Pacific	1,469.5	1,477.5	(1)%	841	898	(6)%	$1,747.3	$1,645.3	6%
Total consolidated	$6,938.4	$7,081.1	(2)%	6,312	6,693	(6)%	$1,099.2	$1,058.0	4%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
North	$937.5	$964.1	(3)%	855	956	(11)%	$1,096.5	$1,008.5	9%
Mid-Atlantic	824.8	953.0	(13)%	786	945	(17)%	$1,049.4	$1,008.4	4%
South	1,807.5	2,093.4	(14)%	2,003	2,312	(13)%	$902.4	$905.5	—%
Mountain	1,645.5	1,577.7	4%	1,595	1,577	1%	$1,031.7	$1,000.5	3%
Pacific	1,252.5	1,357.1	(8)%	757	788	(4)%	$1,654.6	$1,722.2	(4)%
Total consolidated	$6,467.8	$6,945.3	(7)%	5,996	6,578	(9)%	$1,078.7	$1,055.8	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2025	2024	% Change

North	$28.2	$33.0	(15)%
Mid-Atlantic	33.4	49.5	(33)%
South	90.4	98.4	(8)%
Mountain	80.7	80.2	1%
Pacific	38.1	103.7	(63)%
Total home building	270.8	364.8	(26)%
Corporate and other	(49.5)	(53.6)	8%
Total consolidated	$221.4	$311.2	(29)%
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

FISCAL 2025 COMPARED TO FISCAL 2024
North

	Three months ended January 31,
	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$254.7	$272.6	(7)%
Units delivered	247	289	(15)%
Average delivered price ($ in thousands)	$1,031.2	$943.5	9%

Net Contracts Signed:
Net contract value ($ in millions)	$336.8	$328.8	2%
Net contracted units	318	325	(2)%
Average contracted price ($ in thousands)	$1,059.1	$1,011.7	5%

Home sales cost of revenues as a percentage of home sale revenues	75.9%	78.0%

Income before income taxes ($ in millions)	$28.2	$33.0	(15)%

Number of selling communities at January 31,	38	40	(5)%
The decrease in the number of homes delivered in the fiscal 2025 period was mainly due to a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 offset, in part, by an increase in spec homes delivered. The increase in the average prices of homes delivered in the three-month period ended January 31, 2025 was primarily due to sales price increases and a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the number of net contracts signed in the three-month period ended January 31, 2025, compared to the prior year period, was due to a decrease in the average number of selling communities offset by improved demand. The increase in the average value of each contract signed in the fiscal 2025 period was mainly due to a shift in the number of contracts signed to more expensive areas and/or products partially offset by increased sales incentives.
The decrease in income before income taxes in the fiscal 2025 period was attributable to lower earnings from decreased revenue and reduced income from unconsolidated entities, offset, in part, by lower home sales cost of revenues, as a percentage of home sale revenues. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the three-month fiscal 2025 period was primarily due to a shift in product mix/areas to higher-margin areas and by lower interest expense as a percentage of home sales revenues.

Mid-Atlantic

	Three months ended January 31,
	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$236.2	$264.1	(11)%
Units delivered	266	277	(4)%
Average delivered price ($ in thousands)	$888.1	$953.6	(7)%

Net Contracts Signed:
Net contract value ($ in millions)	$341.5	$238.6	43%
Net contracted units	358	246	46%
Average contracted price ($ in thousands)	$953.9	$970.0	(2)%

Home sales cost of revenues as a percentage of home sale revenues	75.8%	72.8%

Income before income taxes ($ in millions)	$33.4	$49.5	(33)%

Number of selling communities at January 31,	59	40	48%
The decrease in the number of homes delivered in the fiscal 2025 period was mainly due to a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 and lower backlog conversion. The decrease in the average price of homes delivered in the fiscal 2025 period was primarily due to a shift in the number of homes delivered to less expensive areas and/or products, as well as an increase in the number of spec homes delivered.
The increase in the number of net contracts signed in the fiscal 2025 period was mainly due to the increase in the average number of selling communities and improved demand. The decrease in the average value of each contract signed in the three-month fiscal 2025 period was mainly due to a shift in the number of contracts signed to less expensive areas and/or products and increased sales incentives.
The decrease in income before income taxes in the fiscal 2025 period was mainly due to lower earnings from decreased revenue, higher home sales cost of revenues, as a percentage of home sales revenues, and by higher SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2025 period was primarily due to a shift in product mix/areas to lower-margin areas and an increase in inventory impairment charges, partially offset by lower interest expense as a percentage of home sales revenues. Inventory impairment charges were $3.8 million and $0.2 million during the three months ended January 31, 2025 and 2024, respectively.
South

	Three months ended January 31,
	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$506.3	$532.9	(5)%
Units delivered	596	631	(6)%
Average delivered price ($ in thousands)	$849.5	$844.5	1%

Net Contracts Signed:
Net contract value ($ in millions)	$593.1	$469.9	26%
Net contracted units	700	575	22%
Average contracted price ($ in thousands)	$847.3	$817.2	4%

Home sales cost of revenues as a percentage of home sale revenues	71.8%	72.3%

Income before income taxes ($ in millions)	$90.4	$98.4	(8)%

Number of selling communities at January 31,	146	127	15%

The decrease in the number of homes delivered in the fiscal 2025 period was mainly due to a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, offset, in part by higher backlog conversion. The increase in the average price of homes delivered in the three-month fiscal 2025 period was primarily due to a shift in the number of homes delivered to more expensive areas.
The increase in the number of net contracts signed in the fiscal 2025 periods was due principally to an increase in the average number of selling communities. The increase in the average value of each contract signed in the fiscal 2025 period was primarily due to a shift in the number of contracts signed to more expensive areas or product types partially offset by increased sales incentives.
The decrease in income before income taxes in the fiscal 2025 period was principally due to lower earnings from decreased revenues and higher SG&A costs, partially offset by lower home sales cost of revenues, as a percentage of home sale revenues, and increased income from unconsolidated entities. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2025 period was primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues, partially offset by an increase in inventory impairment charges. Inventory impairment charges were $4.4 million and $0.1 million during the three months ended January 31, 2025 and 2024, respectively.
Mountain

	Three months ended January 31,
	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$556.7	$453.4	23%
Units delivered	663	485	37%
Average delivered price ($ in thousands)	$839.7	$934.8	(10)%

Net Contracts Signed:
Net contract value ($ in millions)	$534.1	$498.9	7%
Net contracted units	628	541	16%
Average contracted price ($ in thousands)	$850.5	$922.2	(8)%

Home sales cost of revenues as a percentage of home sale revenues	76.9%	74.3%

Income before income taxes ($ in millions)	$80.7	$80.2	1%

Number of selling communities at January 31,	114	124	(8)%
The increase in the number of homes delivered in the three-month period ended January 31, 2025 was mainly due to higher backlog conversion, an increase in spec homes delivered in the fiscal 2025 period and an increase in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The decrease in the average price of homes delivered in the fiscal 2025 period was primarily due to a shift in the number of contracts delivered to less expensive areas or product types.
The increase in the number of net contracts signed in the fiscal 2025 period was primarily due to improved demand partially offset by a decrease in the number of selling communities. The decrease in the average value of each contract signed in the fiscal 2025 period was mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increase in income before income taxes in the fiscal 2025 period was due mainly to higher earnings from increased revenues in the fiscal 2025 period offset, in part, by higher home sales cost of revenues, as a percentage of home sale revenues, higher SG&A costs and lower gross margin from land sales and other. The increases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2025 periods was primarily due to a shift in product mix/areas to lower-margin areas and an increase in inventory impairment charges, partially offset by lower interest expense as a percentage of home sales revenues. Inventory impairment charges were $7.5 million and $0.7 million during the three months ended January 31, 2025 and 2024, respectively.

Pacific

	Three months ended January 31,
	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$287.2	$409.0	(30)%
Units delivered	219	245	(11)%
Average delivered price ($ in thousands)	$1,311.2	$1,669.4	(21)%

Net Contracts Signed:
Net contract value ($ in millions)	$501.7	$528.6	(5)%
Net contracted units	303	355	(15)%
Average contracted price ($ in thousands)	$1,655.8	$1,488.9	11%

Home sales cost of revenues as a percentage of home sale revenues	75.4%	66.2%

Income before income taxes ($ in millions)	$38.1	$103.7	(63)%

Number of selling communities at January 31,	49	46	7%
The decrease in the number of homes delivered in the three-month period ended January 31, 2025 was mainly due to the lower number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 and lower backlog conversion. The average price of homes delivered decreased in the three-month fiscal 2025 period compared to the prior-year period primarily due to a shift in the number of contracts delivered to less expensive areas or product types.
The decrease in the number of net contracts signed in the three-month fiscal 2025 period was primarily due to lower demand, offset, in part, by an increase in the number of selling communities in the fiscal 2025 period. The increase in the average value of each contract signed in the fiscal 2025 period was primarily due to a shift in the number of contracts signed to more expensive areas or product types and decreased sales incentives.
The decrease in income before income taxes in the three-month fiscal 2025 period was mainly due to lower earnings from decreased revenues in the fiscal 2025 period and higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. The three-month fiscal 2024 period was also impacted by higher land impairment charges.
Corporate and Other
In the three months ended January 31, 2025 and 2024, loss before income taxes was $49.5 million and $53.6 million, respectively. The decrease in the loss before income taxes in the fiscal 2025 period was principally due to lower SG&A costs and lower losses from unconsolidated entities, partially offset by reduced other income - net. The lower losses from unconsolidated entities is primarily due to improved performance at various Rental Property Joint Ventures. The decrease in other income - net is principally due to $4.4 million of net write-offs related to previously incurred costs that we believed not to be recoverable related to our apartment living operations and lower interest income on reduced average cash balances during the period.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk primarily due to fluctuations in interest rates. We utilize both fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument but do affect our earnings and cash flow. We generally do not have the obligation to prepay fixed-rate debt before maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on our fixed-rate debt until we are required or elect to refinance it.
The table below sets forth, at January 31, 2025, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2025	$119,103	5.34%	$34,912	6.96%
2026	419,595	4.92%	270,413	6.12%
2027	499,864	4.88%	60,938	5.24%
2028	411,569	4.31%	487,500	5.24%
2029	413,141	3.78%	—
Thereafter	40,456	3.42%	—
Discounts, premiums and deferred issuance costs - net	(9,562)		(1,890)
Total	$1,894,166	4.55%	$851,873	5.60%
Fair value at January 31, 2025	$1,851,212		$853,763
(a)    Based upon the amount of variable-rate debt outstanding at January 31, 2025, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.5 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 2025. The spread was 0.90% as of January 31, 2025. These interest rate swaps were designated as cash flow hedges.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors” in our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2025, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
November 1, 2024 to November 30, 2024	8	$145.67	8	15,079
December 1, 2024 to December 31, 2024	84	$126.46	84	14,995
January 1, 2025 to January 31, 2025	95	$125.99	95	14,900
Total	187		187
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2025, we withheld 149,384 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $23.2 million of income tax withholdings and we issued the remaining 290,860 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2025, the net exercise method was not employed to exercise options.
(b) Average price paid per share includes costs associated with the purchases but excludes any excise tax that we accrue on our share repurchases as a result of the Inflation Reduction Act of 2022.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2025.

Dividends
During the three months ended January 31, 2025, we paid cash dividends of $0.23 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the three months ended January 31, 2025, these limitations did not meaningfully restrict the amount of cash dividends that could have been paid. At January 31, 2025, these agreements permitted us to pay up to approximately $3.65 billion of cash dividends.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

4.1*
Thirty-Fifth Supplemental Indenture dated as of January 31, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, filed on February 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	February 28, 2025	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 28, 2025	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)