Form 10-Q
period 2025-04-30
Toll Brothers, Inc.
filed 2025-05-29
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025
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
At May 27, 2025, there were approximately 98,181,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2025	October 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$686,466	$1,303,039
Inventory	10,994,873	9,712,925
Property, construction, and office equipment – net	450,024	453,007
Receivables, prepaid expenses, and other assets (1)	583,422	590,611
Mortgage loans held for sale – at fair value	195,651	191,242
Customer deposits held in escrow	113,086	109,691
Investments in unconsolidated entities (1)	1,172,302	1,007,417
	$14,195,824	$13,367,932
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,052,710	$1,085,817
Senior notes	1,597,544	1,597,102
Mortgage company loan facility	150,000	150,000
Customer deposits	514,965	488,690
Accounts payable	666,488	492,213
Accrued expenses	2,088,588	1,752,848
Income taxes payable	161,114	114,547
Total liabilities	6,231,409	5,681,217
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at April 30, 2025 and October 31, 2024	1,129	1,129
Additional paid-in capital	679,434	694,713
Retained earnings	8,634,857	8,153,356
Treasury stock, at cost —14,612 and 13,149 shares at April 30, 2025 and October 31, 2024, respectively	(1,394,825)	(1,209,547)
Accumulated other comprehensive income ("AOCI")	28,130	31,277
Total stockholders’ equity	7,948,725	7,670,928
Noncontrolling interest	15,690	15,787
Total equity	7,964,415	7,686,715
	$14,195,824	$13,367,932
(1)    As of April 30, 2025 and October 31, 2024, Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities include $117.3 million and $105.3 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Revenues:
Home sales	$2,706,453	$2,647,020	$4,547,229	$4,578,856
Land sales and other	32,624	190,466	50,979	206,478
	2,739,077	2,837,486	4,598,208	4,785,334

Cost of revenues:
Home sales	2,002,218	1,963,283	3,383,698	3,362,509
Land sales and other	31,421	12,979	49,527	23,140
	2,033,639	1,976,262	3,433,225	3,385,649
Selling, general and administrative	255,760	237,698	496,174	467,744
Income from operations	449,678	623,526	668,809	931,941
Other:
Income (loss) from unconsolidated entities	11,489	5,887	2,746	(3,285)
Other income – net	16,336	20,366	27,330	32,284
Income before income taxes	477,503	649,779	698,885	960,940
Income tax provision	125,056	168,162	168,735	239,765
Net income	$352,447	$481,617	$530,150	$721,175

Other comprehensive (loss) income – net of tax	(2,242)	2,815	(3,147)	(1,083)
Total comprehensive income	$350,205	$484,432	$527,003	$720,092

Per share:
Basic earnings	$3.53	$4.60	$5.28	$6.87
Diluted earnings	$3.50	$4.55	$5.24	$6.80

Weighted-average number of shares:
Basic	99,890	104,794	100,360	104,958
Diluted	100,585	105,803	101,208	106,034

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended April 30, 2025 and 2024:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, January 31, 2025	$1,129	$674,492	$8,307,555	$(1,217,942)	$30,372	$15,888	$7,811,494
Net income			352,447				352,447
Purchase of treasury stock				(177,362)			(177,362)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		169		479			648
Stock-based compensation		4,773					4,773
Dividends declared			(25,145)				(25,145)
Other comprehensive loss					(2,242)		(2,242)
Loss attributable to non-controlling interest						(240)	(240)
Capital contributions – net						42	42
Balance, April 30, 2025	$1,129	$679,434	$8,634,857	$(1,394,825)	$28,130	$15,690	$7,964,415

Balance, January 31, 2024	$1,129	$685,941	$6,892,821	$(597,632)	$37,012	$16,374	$7,035,645
Net income			481,617				481,617
Purchase of treasury stock				(181,156)			(181,156)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(571)		6,312			5,741
Stock-based compensation		3,889					3,889
Dividends declared			(24,203)				(24,203)
Other comprehensive income					2,815		2,815
Loss attributable to non-controlling interest						(238)	(238)
Capital contributions – net						84	84
Balance, April 30, 2024	$1,129	$689,259	$7,350,235	$(772,476)	$39,827	$16,220	$7,324,194

See accompanying notes.

For the six months ended April 30, 2025 and 2024:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2024	$1,129	$694,713	$8,153,356	$(1,209,547)	$31,277	$15,787	$7,686,715
Net income			530,150				530,150
Purchase of treasury stock				(201,110)			(201,110)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(38,074)		15,832			(22,242)
Stock-based compensation		22,795					22,795
Dividends declared			(48,649)				(48,649)
Other comprehensive loss					(3,147)		(3,147)
Loss attributable to non-controlling interest						(498)	(498)
Capital contributions - net						401	401
Balance, April 30, 2025	$1,129	$679,434	$8,634,857	$(1,394,825)	$28,130	$15,690	$7,964,415

Balance, October 31, 2023	$1,129	$698,548	$6,675,719	$(619,150)	$40,910	$16,046	$6,813,202
Net income			721,175				721,175
Purchase of treasury stock				(181,212)			(181,212)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(31,428)		27,886			(3,542)
Stock-based compensation		22,139					22,139
Dividends declared			(46,659)				(46,659)
Other comprehensive loss					(1,083)		(1,083)
Loss attributable to non-controlling interest						(440)	(440)
Capital contributions - net						614	614
Balance, April 30, 2024	$1,129	$689,259	$7,350,235	$(772,476)	$39,827	$16,220	$7,324,194

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2025	2024
Cash flow (used in) provided by operating activities:
Net income	$530,150	$721,175
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,940	35,283
Stock-based compensation	22,795	22,139
(Income) loss from unconsolidated entities	(2,746)	3,285
Distributions of earnings from unconsolidated entities	9,041	25,412
Deferred tax provision	5,001	7,216
Impairment charges and write-offs	32,462	35,400
Gain on sale of assets	—	(5,042)
Other - net	648	(973)
Changes in operating assets and liabilities:
Inventory	(900,631)	(679,337)
Origination of mortgage loans	(1,112,249)	(876,125)
Sale of mortgage loans	1,110,378	851,846
Receivables, prepaid expenses, and other assets	4,670	(24,817)
Current income taxes – net	42,631	41,722
Customer deposits – net	22,880	(21,832)
Accounts payable and accrued expenses	139,101	16,692
Net cash (used in) provided by operating activities	(57,929)	152,044
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(32,916)	(29,701)
Investments in unconsolidated entities	(179,890)	(99,568)
Return of investments in unconsolidated entities	28,179	29,302
Other – net	(3,130)	(719)
Net cash used in investing activities	(187,757)	(100,686)
Cash flow used in financing activities:
Proceeds from loans payable	2,107,956	1,693,383
Debt issuance costs	(7,996)	—
Principal payments of loans payable	(2,174,265)	(1,771,103)
Proceeds related to sales to land bank programs	22,071	—
Payments related to repurchases from land bank programs	(35,034)	—
Payments related to stock-based benefit plans – net	(22,241)	(3,540)
Purchase of treasury stock and excise tax payment	(204,905)	(180,083)
Dividends paid	(49,046)	(47,069)
Receipts related to noncontrolling interest – net	386	167
Net cash used in financing activities	(363,074)	(308,245)
Net decrease in cash, cash equivalents, and restricted cash	(608,760)	(256,887)
Cash, cash equivalents, and restricted cash, beginning of period	1,370,435	1,344,341
Cash, cash equivalents, and restricted cash, end of period	$761,675	$1,087,454

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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2024 balance sheet amounts and disclosures have been derived from our October 31, 2024 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (“2024 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of April 30, 2025; the results of our operations and changes in equity for the three-month and the six-month periods ended April 30, 2025 and 2024; and our cash flows for the six-month periods ended April 30, 2025 and 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2025, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $515.0 million and $488.7 million at April 30, 2025 and October 31, 2024, respectively. Of the outstanding customer deposits held as of October 31, 2024, we recognized $145.1 million and $265.3 million in home sales revenues during the three months and six months ended April 30, 2025, respectively. Of the outstanding customer deposits held as of October 31, 2023, we recognized $153.1 million and $290.3 million in home sales revenues during the three months and six months ended April 30, 2024, respectively.
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
Recent Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, “Business Combinations - Joint Venture Formations” (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance is to be applied prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted ASU 2023-05 effective January 1, 2025. The adoption of ASU 2023-05 impacted our disclosures only and has been applied to all joint venture formations in our current fiscal year.
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

2. Inventory
Major components of inventory at April 30, 2025 and October 31, 2024 were (amounts in thousands):

	April 30, 2025	October 31, 2024
Land deposits and costs of future communities	$781,280	$620,040
Land and land development costs	2,992,183	2,532,221
Land and land development costs associated with homes under construction	3,785,095	3,617,266
Total land and land development costs	7,558,558	6,769,527

Homes under construction	2,946,464	2,458,541
Model homes (1)	489,851	484,857
	$10,994,873	$9,712,925
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at April 30, 2025 and October 31, 2024 (amounts in thousands):

	April 30, 2025	October 31, 2024
Land controlled for future communities	$242,738	$200,166
Land owned for future communities	442,008	353,030
Operating communities	10,310,127	9,159,729
	$10,994,873	$9,712,925
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Land controlled for future communities	$1,674	$1,288	$5,631	$2,759
Operating communities	8,125	27,140	20,585	27,140
	$9,799	$28,428	$26,216	$29,899
We recognized $1.8 million of impairment charges on land held for sale included in land sales and other cost of revenues during the six-month period ended April 30, 2025. No impairment charges on land held for sale were recognized in the three-month period ended April 30, 2025. We recognized $0.6 million of similar impairment charges during the three-month and six-month period ended April 30, 2024.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2025, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2025, we determined that 334 land purchase contracts, with an aggregate purchase price of $6.74 billion, on which we had made aggregate deposits totaling $659.5 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2024, we determined that 297 land purchase contracts, with an aggregate purchase price of $5.59 billion, on which we had made aggregate deposits totaling $522.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. However, at April 30, 2025 and October 31, 2024, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Interest capitalized, beginning of period	$192,317	$198,291	$179,797	$190,550
Interest incurred	35,653	32,481	69,855	66,440
Interest expensed to home sales cost of revenues	(30,311)	(34,740)	(50,387)	(58,318)
Interest expensed to land sales and other cost of revenues	(624)	(726)	(638)	(1,020)
Interest capitalized on investments in unconsolidated entities	(1,581)	(2,219)	(3,284)	(4,707)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	569	391	680	533
Interest capitalized, end of period	$196,023	$193,478	$196,023	$193,478

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
The table below provides information as of April 30, 2025, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	19	3	39	2	63
Investment in unconsolidated entities (1)	$527,551	$73,853	$565,208	$5,690	$1,172,302
Number of unconsolidated entities with funding commitments by the Company	9	1	17	1	28
Company’s remaining funding commitment to unconsolidated entities (2)	$285,544	$8,646	$48,861	$6,199	$349,250
(1)    Our total investment includes $134.7 million related to seven unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $248.0 million as of April 30, 2025, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $92.7 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	13	1	37	51
Aggregate loan commitments	$799,566	$63,500	$3,409,108	$4,272,174
Amounts borrowed under loan commitments	$499,572	$5,359	$2,731,051	$3,235,982
The table below provides information at October 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	1	38	50
Aggregate loan commitments	$639,589	$98,150	$3,538,148	$4,275,887
Amounts borrowed under loan commitments	$381,614	$47,903	$2,751,201	$3,180,718
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures

The table below provides information on joint ventures entered into during the six-months ended April 30, 2025 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	1	2
Aggregate joint venture fair value at formation date	$152,700	$15,800	$31,100
Investment balance at April 30, 2025	$84,076	$8,534	$7,727
There were no new joint ventures entered into during the six-months ended April 30, 2024.
Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In the three-month and six-month periods ended April 30, 2025, two of our Rental Property Joint Ventures sold their assets and we recognized $15.5 million and $18.2 million, respectively, in “Income (loss) from unconsolidated entities,” representing our proportionate share of the gains. In the three-month and six-month periods ended April 30, 2024, one of our Rental Property Joint Ventures sold its assets. We recognized $21.0 million, representing our proportionate share of the gain.
In addition, in the six-month period ended April 30, 2025, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $2.7 million, which is included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No similar transactions occurred in the three-month period ended April 30, 2025 or the three-month and six-month periods ended April 30, 2024.
In the three-month periods ended April 30, 2025 and 2024, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $36.7 million and $35.0 million, respectively. In the six-month periods ended April 30, 2025 and 2024, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $53.9 million and $61.9 million, respectively. Our share of income from the lots we acquired was insignificant in each period.
In our normal course of business, we may contribute land to certain of our joint ventures in exchange for an ownership interest. In the three-month and six-month periods ended April 30, 2025, we sold land to unconsolidated entities, which principally involved land sales to Home Building and Rental Property Joint Ventures, for $8.6 million and $25.7 million, respectively. These amounts are included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and were sold at our land cost basis. No similar land sales to unconsolidated entities occurred in the three-month or six-month periods ended April 30, 2024.
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
We believe that, as of April 30, 2025, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information regarding certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	April 30, 2025	October 31, 2024
Loan commitments in the aggregate	$2,676,700	$3,031,500
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$581,800	$646,900
Debt obligations borrowed in the aggregate	$1,915,400	$2,204,300
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$523,000	$560,400
Estimated fair value of guarantees provided by us related to debt and other obligations	$17,100	$17,400
Terms of guarantees	1 month - 8.7 years	1 month - 3.0 years
(1)    At April 30, 2025 and October 31, 2024, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million and $102.3 million related to our unconsolidated joint venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable. To date, we have not been required to make any significant payment under any of the guarantees described above.

Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above.

The table below provides information as of April 30, 2025 and October 31, 2024, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	April 30, 2025	October 31, 2024
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$117,300	$105,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,700	$9,800
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 75% to 98%. The income/losses generated from such joint ventures were not material.
As shown above, we are the primary beneficiary of certain VIEs due to our controlling financial interest in such ventures as we have the power to direct the activities that most significantly impact the joint ventures’ performance and the obligation to absorb expected losses or receive benefits from the joint ventures. The assets of these VIEs can only be used to settle the obligations of the VIEs. In addition, in certain of the joint ventures, in the event additional contributions are required to be made to the joint ventures prior to the admission of any additional investor at a future date, we would fund 100% of such contributions, including our partner’s pro rata share, which we expect would be funded through an interest-bearing loan. For other VIEs, we are not the primary beneficiary because the power to direct the activities of such VIEs that most significantly impact their performance was either shared by us and such VIE’s other partners or such activities were controlled by our partner. For VIEs where the power to direct significant activities is shared, business plans, budgets, and other major decisions are required to be unanimously approved by all partners. Management and other fees earned by us are nominal and believed to be at market rates, and there is no significant economic disproportionality between us and other partners.

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2025 and October 31, 2024, consisted of the following (amounts in thousands):

	April 30, 2025	October 31, 2024
Expected recoveries from insurance carriers and others	$102,535	$109,569
Improvement cost receivables	46,219	41,173
Escrow cash held by our wholly owned captive title company	69,762	62,048
Properties held for rental apartment and commercial development	113,204	116,802
Prepaid expenses	33,745	40,432
Right-of-use assets	109,555	108,311
Derivative assets	8,593	18,398
Other	99,809	93,878
	$583,422	$590,611

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facilities
Loans Payable
At April 30, 2025 and October 31, 2024, loans payable consisted of the following (amounts in thousands):

	April 30, 2025	October 31, 2024
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	406,175	437,969
Deferred issuance costs	(3,465)	(2,152)
	$1,052,710	$1,085,817
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On February 7, 2025, we entered into an amendment to the Term Loan Facility to extend the maturity date of all $650.0 million of outstanding term loans to February 7, 2030. No principal payments are required before the stated maturity date. Under the Term Loan Facility, we may select interest rates equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At April 30, 2025, the interest rate on the Term Loan Facility was 5.43% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 31, 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 1.15% as of April 30, 2025. These interest rate swaps were designated as cash flow hedges.
Revolving Credit Facility
We are party to a $2.35 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. On February 7, 2025, we increased the total amount of revolving loans and commitments available under the Revolving Credit Facility from $1.96 billion to $2.35 billion and extended the maturity date to February 7, 2030. The Revolving Credit Facility provides us with a committed borrowing capacity of $2.35 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.

Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three-month and six-month periods ended April 30, 2025, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of April 30, 2025.
At April 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $159.0 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At April 30, 2025, the interest rate on outstanding borrowings under the Revolving Credit Facility, which is a variable rate, would have been 5.58% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At April 30, 2025, the weighted-average interest rate on “Loans payable – other” was 5.53% per annum.
Senior Notes
At April 30, 2025, we had four issues of fixed rate senior notes outstanding with an aggregate principal amount of $1.60 billion.
Mortgage Company Loan Facilities
During fiscal 2023 and until December 2023, our wholly-owned mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), was party to a mortgage warehousing facility that contained substantially the same terms as those described in the paragraph below.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement, provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The New Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TBMC is also subject to an under-usage fee based on outstanding balances, as defined in the New Warehousing Agreement. Prior to its scheduled expiration on December 3, 2024, the New Warehousing Agreement was amended to extend the expiration date to December 2, 2025. No other changes were made to the terms of the New Warehousing Agreement as a result of the amendment. The New Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At April 30, 2025, the interest rate on the New Warehousing Agreement was 6.07% per annum.

6. Accrued Expenses
Accrued expenses at April 30, 2025 and October 31, 2024 consisted of the following (amounts in thousands):

	April 30, 2025	October 31, 2024
Land development and construction	$327,227	$356,613
Liabilities related to consolidated inventory not owned	773,055	388,778
Compensation and employee benefits	179,351	208,394
Escrow liability associated with our wholly owned captive title company	69,752	62,038
Self-insurance	245,293	242,306
Warranty	192,613	189,258
Lease liabilities	129,307	128,588
Deferred income	52,370	51,138
Interest	30,986	29,669
Commitments to unconsolidated entities	38,873	38,661
Other	49,761	57,405
	$2,088,588	$1,752,848
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Balance, beginning of period	$189,374	$202,920	$189,258	$206,171
Additions – homes closed during the period	11,654	9,143	19,796	14,965
Change in accruals for homes closed in prior years – net	1,091	9,344	4,315	12,145
Charges incurred	(9,506)	(14,690)	(20,756)	(26,564)
Balance, end of period	$192,613	$206,717	$192,613	$206,717

7. Income Taxes
We recorded income tax provisions of $125.1 million and $168.2 million for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate was 26.2% for the three months ended April 30, 2025, compared to 25.9% for the three months ended April 30, 2024. We recorded income tax provisions of $168.7 million and $239.8 million for the six months ended April 30, 2025 and 2024, respectively. The effective tax rate was 24.1% for the six months ended April 30, 2025, compared to 25.0% for the six months ended April 30, 2024. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2025 will be approximately 5.7%. Our state income tax rate for the full fiscal year 2024 was 6.3%.
At April 30, 2025, we had $22.1 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Total stock-based compensation expense recognized	$4,773	$3,889	$22,795	$22,139
Income tax benefit recognized	$1,607	$1,466	$5,765	$5,676
At April 30, 2025 and October 31, 2024, the aggregate unamortized value of unvested stock-based compensation awards was approximately $31.6 million and $21.8 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Number of shares purchased (in thousands)	1,645	1,502	1,832	1,503
Average price per share (1)	$107.84	$120.60	$109.80	$120.59
Remaining authorization at April 30 (in thousands)	13,255	18,498	13,255	18,498
(1)    Average price per share includes costs associated with the purchases, including the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, as applicable.
Cash Dividends
On March 11, 2025, our Board of Directors approved an increase in our quarterly cash dividend from $0.23 per share to $0.25 per share. During the three-month periods ended April 30, 2025 and 2024, we declared and paid cash dividends of $0.25 and $0.23 per share, respectively, to our shareholders. During the six-month periods ended April 30, 2025 and 2024, we declared and paid cash dividends of $0.48 and $0.44 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Employee Retirement Plans
Beginning balance	$1,171	$2,996	$1,018	$3,080
Losses (gains) reclassified from AOCI to net income (1)	206	(114)	411	(227)
Less: Tax (benefit) expense (2)	(52)	29	(104)	58
Net losses (gains) reclassified from AOCI to net income	154	(85)	307	(169)
Other comprehensive income (loss) – net of tax	154	(85)	307	(169)
Ending balance	$1,325	$2,911	$1,325	$2,911
Derivative Instruments
Beginning balance	$29,201	$34,016	$30,259	$37,830
Gains on derivative instruments	98	6,378	765	2,810
Less: Tax (expense) benefit	(25)	(1,964)	(193)	(1,059)
Net gains on derivative instruments	73	4,414	572	1,751
Gains reclassified from AOCI to net income (3)	(3,305)	(2,496)	(5,388)	(4,039)
Less: Tax expense (2)	836	982	1,362	1,374
Net gains reclassified from AOCI to net income	(2,469)	(1,514)	(4,026)	(2,665)
Other comprehensive loss – net of tax	(2,396)	2,900	(3,454)	(914)
Ending balance	$26,805	$36,916	$26,805	$36,916

Total AOCI ending balance	$28,130	$39,827	$28,130	$39,827
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Numerator:
Net income as reported	$352,447	$481,617	$530,150	$721,175

Denominator:
Basic weighted-average shares	99,890	104,794	100,360	104,958
Common stock equivalents (1)	695	1,009	848	1,076
Diluted weighted-average shares	100,585	105,803	101,208	106,034

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	123	7	126	72
Shares issued under stock incentive and employee stock purchase plans	11	154	379	675
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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2025	October 31, 2024
Mortgage Loans Held for Sale	Level 2	$195,651	$191,242
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$(552)	$2,152
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$963	$(962)
Forward Loan Commitments — IRLCs	Level 2	$(963)	$962
Interest Rate Swap Contracts	Level 2	$7,630	$15,283
At April 30, 2025 and October 31, 2024, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of April 30, 2025 and October 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Mortgage Loans Held for Sale
At the end of the reporting period, we determine the fair value of our mortgage loans held for sale, interest rate lock commitments, and the forward loan commitments we have entered into as a hedge against the interest rate risk of our mortgage loans and commitments using the market approach to determine fair value.
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At April 30, 2025	$195,204	$195,651	$447
At October 31, 2024	$193,333	$191,242	$(2,091)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2024 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were not significant during the three-month and six-month periods ended April 30, 2025 and 2024 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		April 30, 2025		October 31, 2024
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,056,175	$1,042,184	$1,087,969	$1,069,577
Senior notes (2)	Level 1	1,600,000	1,580,310	1,600,000	1,572,580
Mortgage company loan facility (3)	Level 2	150,000	150,000	150,000	150,000
		$2,806,175	$2,772,494	$2,837,969	$2,792,157
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Interest income	$7,054	$9,007	$16,023	$19,475
Income from ancillary businesses	9,068	4,907	8,189	5,747
Management fee income earned by home building operations	972	1,157	1,771	2,306
Other	(758)	5,295	1,347	4,756
Total other income – net	$16,336	$20,366	$27,330	$32,284
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Revenues	$47,580	$39,159	$84,363	$71,460
Expenses	$38,512	$34,252	$76,174	$65,713
In the three-month and six-month periods ending April 30, 2024, our smart home technology business recognized a $4.4 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. No similar amounts were recognized in the three-month and six-month periods ending April 30, 2025.
In the six-month period ending April 30, 2025, we recognized $4.4 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations. In the three-month and six-month periods ending April 30, 2024, we recognized $5.0 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations. No similar charges were recognized in the three-month period ending April 30, 2025.
In the three-month periods ended April 30, 2025 and 2024, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $6.1 million and $9.5 million, respectively. In the six-month periods ended April 30, 2025 and 2024, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $13.2 million and $17.1 million, respectively.
In the three-month and six-month periods ending April 30, 2024, we recognized a $5.0 million gain related to an investment we held in a privately held company which sold substantially all of its assets to a third party, which is included in “Other” above. No similar amounts were recognized in the three-month and six-month periods ending April 30, 2025.

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
Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although we, in some cases, forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2025	October 31, 2024
Aggregate purchase price:
Unrelated parties	$7,174,155	$6,073,847
Unconsolidated entities that the Company has investments in	76,120	26,783
Total	$7,250,275	$6,100,630

Deposits against aggregate purchase price	$700,057	$549,195
Additional cash required to acquire land	6,550,218	5,551,435
Total	$7,250,275	$6,100,630
Amount of additional cash required to acquire land included in accrued expenses	$767,556	$382,277
In addition, we expect to purchase approximately 10,500 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At April 30, 2025, we also had purchase contracts to acquire land for apartment developments of approximately $236.5 million, of which we had outstanding deposits in the amount of $11.2 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2025, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2025, we had outstanding surety bonds amounting to $866.0 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $402.6 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2025, we had outstanding letters of credit of $159.0 million under our Revolving Credit Facility and $6.3 million under other letter of credit facilities. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At April 30, 2025, we had provided financial guarantees of $61.9 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.

Backlog
At April 30, 2025, we had agreements of sale outstanding to deliver 6,063 homes with an aggregate sales value of $6.84 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2025	October 31, 2024
Aggregate mortgage loan commitments:
IRLCs	$310,413	$168,829
Non-IRLCs	1,637,572	1,668,455
Total	$1,947,985	$1,837,284
Investor commitments to purchase:
IRLCs	$310,413	$168,829
Mortgage loans held for sale	186,985	182,834
Total	$497,398	$351,663
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Revenues:
North	$378,489	$335,215	$633,201	$607,872
Mid-Atlantic	321,757	376,110	557,997	640,264
South	758,635	658,374	1,264,908	1,191,260
Mountain	755,874	603,568	1,312,578	1,056,949
Pacific	492,184	674,687	779,348	1,083,679
Total home building	2,706,939	2,647,954	4,548,032	4,580,024
Corporate and other	(486)	(934)	(803)	(1,168)
	2,706,453	2,647,020	4,547,229	4,578,856
Land sales and other revenues (1)	32,624	190,466	50,979	206,478
Total consolidated	$2,739,077	$2,837,486	$4,598,208	$4,785,334

Income (loss) before income taxes:
North	$82,168	$51,422	$110,361	$84,443
Mid-Atlantic	63,228	254,525	96,657	304,043
South	162,842	126,465	253,258	224,895
Mountain	137,928	81,950	218,668	162,114
Pacific	89,703	170,881	127,816	274,534
Total home building	535,869	685,243	806,760	1,050,029
Corporate and other	(58,366)	(35,464)	(107,875)	(89,089)
Total consolidated	$477,503	$649,779	$698,885	$960,940
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
Land sales and other revenues for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
North	$—	$140	17,155	140
Mid-Atlantic	23,427	185,176	23,683	192,971
South	640	2,745	1,477	6,385
Mountain	—	—	—	4,577
Pacific	—	—	107	—
Total home building	24,067	188,061	42,422	204,073
Corporate and other	8,557	2,405	8,557	2,405
Total consolidated	$32,624	$190,466	$50,979	$206,478
“Corporate and other” is comprised principally of activities from our apartment rental development business.

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2025	October 31, 2024
North	$1,526,124	$1,425,738
Mid-Atlantic	1,623,888	1,444,951
South	2,996,835	2,514,446
Mountain	3,162,007	2,950,806
Pacific	2,720,556	2,266,829
Total home building	12,029,410	10,602,770
Corporate and other	2,166,414	2,765,162
Total consolidated	$14,195,824	$13,367,932
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
North	$580	$38	$785	$533
Mid-Atlantic	298	2,703	4,065	2,895
South	620	647	4,979	727
Mountain	7,301	25,000	14,795	25,674
Pacific	1,000	40	1,592	70
Total consolidated	$9,799	$28,428	$26,216	$29,899
We have also recognized $1.8 million of land impairment charges included in land sales and other cost of revenues during the six-month period ended April 30, 2025. No similar charges were incurred during the three-month period ended April 30, 2025. We recognized $0.6 million of similar charges during the three-month and six-month periods ended April 30, 2024, which was in our Mid-Atlantic segment.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2025	2024
Cash flow information:
Income tax paid – net	$123,954	$186,108
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$418,792	$224,183
Transfer of inventory to investment in unconsolidated entities	$7,548	$(500)
Transfer of other assets to investment in unconsolidated entities - net	$7,348	$—
Unrealized loss on derivatives	$(7,652)	$(7,466)
Miscellaneous non-cash changes in investments in unconsolidated entities - net	$3,216	$1,599

	At April 30,
	2025	2024
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$686,466	$1,030,530
Restricted cash included in receivables, prepaid expenses, and other assets	75,209	56,924
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$761,675	$1,087,454

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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended April 30, 2025, we signed 2,650 net contracts for an aggregate value of $2.60 billion, a decrease of 13% in units and 11% in dollars compared to the prior-year period, and a 21% decrease on a per-community basis. Demand in the second quarter of fiscal 2025 was softer compared to the prior year period due in part to ongoing affordability challenges caused by elevated mortgage rates and higher housing costs, as well as increased economic uncertainty and a decline in consumer confidence in the quarter. We continue to strategically manage our pricing, incentives and home starts on a community-by-community basis to appropriately balance sales price and margin with pace, and to align our inventory levels with local sales environments. Notwithstanding a softer near-term demand outlook, we believe the long-term outlook for the new home market remains positive, as it is supported by strong fundamentals including favorable demographics, the structural undersupply of homes in the U.S. caused by over a decade of underproduction, the aging stock of existing homes, and accumulated wealth built up from years of stock market and home price appreciation.
In the three months ended April 30, 2025, we delivered 2,899 homes with an average delivered price of $933,600, as compared to 2,641 delivered homes at an average price of $1,002,300 in the three months ended April 30, 2024. The year-over-year increase in the number of homes delivered was primarily the result of the increase in the number of communities we were operating from during the second quarter of fiscal 2025, and a higher backlog conversion ratio due in part to reductions in our construction cycle times. The year-over-year decline in average delivered price was due primarily to changes in the mix of products and locations of delivered homes, reflective of our strategy in recent years to expand our geographies, price points and product types and to increase spec home production. Historically, most of our homes have been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer. In recent years we have increased the number of homes that we start without a buyer (a spec home), which we generally build faster than build-to-order homes and which allow us to attract buyers who are looking for quicker move-in homes. We determine how many such homes to start within each community based on local market conditions, our current and planned sales pace, and construction cadence for the community. In light of recent demand trends, we expect to reduce the pace of our overall spec home starts in the near term.

Financial and Operational Highlights
In the three-month period ended April 30, 2025, we recognized $2.74 billion of revenues, consisting of $2.71 billion of home sales revenue and $32.6 million of land sales and other revenue, and net income of $352.4 million, as compared to $2.84 billion of revenues, consisting of $2.65 billion of home sales revenue and $190.5 million of land sales and other revenue, and net income of $481.6 million in the three-month period ended April 30, 2024. Land sales and other revenue and net income in the fiscal 2024 period included $185.0 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In the three-month periods ended April 30, 2025 and 2024, the value of net contracts signed was $2.60 billion (2,650 homes) and $2.94 billion (3,041 homes), respectively.
In the six-month period ended April 30, 2025, we recognized $4.60 billion of revenues, consisting of $4.55 billion of home sales revenues and $51.0 million of land sales and other revenues, and net income of $530.2 million, as compared to $4.79 billion of revenues, consisting of $4.58 billion of home sales revenues and $206.5 million of land sales and other revenues, and net income of $721.2 million in the six-month period ended April 30, 2024. Land sales and other revenue and net income in the fiscal 2024 period included $185.0 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In the six-month periods ended April 30, 2025 and 2024, the value of net contracts signed was $4.91 billion (4,957 homes) and $5.01 billion (5,083 homes), respectively.
The value of our backlog at April 30, 2025 was $6.84 billion (6,063 homes), as compared to our backlog at April 30, 2024 of $7.38 billion (7,093 homes). Our backlog at October 31, 2024 was $6.47 billion (5,996 homes), as compared to backlog of $6.95 billion (6,578 homes) at October 31, 2023.
At April 30, 2025, we had $686.5 million of cash and cash equivalents and approximately $2.19 billion available under our $2.35 billion revolving credit facility (the “Revolving Credit Facility”). At April 30, 2025, we had no borrowings and we had approximately $159.0 million of outstanding letters of credit under the Revolving Credit Facility.
At April 30, 2025, we owned or controlled through options approximately 78,600 home sites, as compared to approximately 74,700 at October 31, 2024; and approximately 70,700 at October 31, 2023. Of the approximately 78,600 total home sites that we owned or controlled through options at April 30, 2025, we owned approximately 32,800 and controlled approximately 45,800 through options. Of the 32,800 home sites owned, approximately 19,300 were substantially improved. In addition, as of April 30, 2025, we expect to purchase approximately 10,500 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2025, we were selling from 421 communities, compared to 408 at October 31, 2024; and 386 at April 30, 2024.
At April 30, 2025, our total stockholders’ equity and our debt to total capitalization ratio were $7.95 billion and 0.26 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and six months ended April 30, 2025 and 2024 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended April 30,			Six months ended April 30,
	2025	2024	% Change	2025	2024	% Change
Revenues:
Home sales	$2,706.5	$2,647.0	2%	$4,547.2	$4,578.9	(1)%
Land sales and other	32.6	190.5	(83)%	51.0	206.5	(75)%
	2,739.1	2,837.5	(3)%	4,598.2	4,785.3	(4)%
Cost of revenues:
Home sales	2,002.2	1,963.3	2%	3,383.7	3,362.5	1%
Land sales and other	31.4	13.0	142%	49.5	23.1	114%
	2,033.6	1,976.3	3%	3,433.2	3,385.6	1%
Selling, general and administrative	255.8	237.7	8%	496.2	467.7	6%
Income from operations	449.7	623.5	(28)%	668.8	931.9	(28)%
Other
Income (loss) from unconsolidated entities	11.5	5.9	95%	2.7	(3.3)	(182)%
Other income – net	16.3	20.4	(20)%	27.3	32.3	(15)%
Income before income taxes	477.5	649.8	(27)%	698.9	960.9	(27)%
Income tax provision	125.1	168.2	(26)%	168.7	239.8	(30)%
Net income	$352.4	$481.6	(27)%	$530.2	$721.2	(26)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.0%	74.2%		74.4%	73.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	96.3%	6.8%		97.2%	11.2%
SG&A as a percentage of home sale revenues	9.5%	9.0%		10.9%	10.2%
Effective tax rate	26.2%	25.9%		24.1%	25.0%

Deliveries – units	2,899	2,641	10%	4,890	4,568	7%
Deliveries – average delivered price (in ‘000s)	$933.6	$1,002.3	(7)%	$929.9	$1,002.4	(7)%

Net contracts signed – value	$2,604.4	$2,941.0	(11)%	$4,911.6	$5,005.8	(2)%
Net contracts signed – units	2,650	3,041	(13)%	4,957	5,083	(2)%
Net contracts signed – average contracted price (in ‘000s)	$982.8	$967.1	2%	$990.8	$984.8	1%

	At April 30,			At October 31,
	2025	2024	% Change	2024	2023	% Change
Backlog – value	$6,839.4	$7,378.0	(7)%	6,467.8	6,945.3	(7)%
Backlog – units	6,063	7,093	(15)%	5,996	6,578	(9)%
Backlog – average contracted price (in ‘000s)	$1,128.1	$1,040.2	8%	$1,078.7	$1,055.8	2%
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

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended April 30, 2025 compared to the three months ended April 30, 2024
The increase in home sale revenues for the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, was primarily attributable to a 10% increase in the number of homes delivered offset by a 7% decrease in the average price of homes delivered. The increase in the number of homes delivered in the three months ended April 30, 2025 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily as a result of improvement in construction cycle times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, most significantly in the Mountain and Pacific regions. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions, most notably in the Mid-Atlantic and Pacific regions.
The decrease in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2025, as compared to the three months ended April 30, 2024, was principally due to a shift in the mix of revenues to higher margin products/areas, most notably in the North and Mountain regions, and higher inventory impairment charges in the fiscal 2024 period.
Six months ended April 30, 2025 compared to the six months ended April 30, 2024
Home sale revenues for the six months ended April 30, 2025 were flat when compared to the six months ended April 30, 2024. In the period, a 7% increase in the number of homes delivered was offset by a 7% decrease in the average price of homes delivered. The increase in the number of homes delivered in the six months ended April 30, 2025 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the six months ended April 30, 2025, primarily as a result of improvement in build times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, most significantly in the North, Mid-Atlantic, and South regions. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions, including spec homes, most notably from fewer deliveries in the Pacific region and greater deliveries in the Mountain region.
The increase in home sales cost of revenues, as a percentage of home sales revenues, for the six months ended April 30, 2025, as compared to the six months ended April 30, 2024, was principally due to a shift in the mix of revenues to lower margin products/areas, partially offset by lower inventory impairment charges in the fiscal 2025 period and lower interest expense as a percentage of home sales revenues. In the six months ended April 30, 2025 and 2024, interest expense, as a percentage of home sales revenues, was 1.1% and 1.3%, respectively.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our urban luxury condominium communities. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The decreases in land sales and other revenues during the three and six months ended April 30, 2025 compared to the three and six months ended April 30, 2024 were primarily due to the sale of a land parcel in the fiscal 2024 periods to a commercial developer for net cash proceeds of $180.7 million which resulted in a pre-tax gain of $175.2 million, and which did not recur in the fiscal 2025 periods.
Land sales and other cost of revenues as a percentage of land sales and other revenues can vary period to period depending on the mix of sales to joint ventures versus third parties. The increase in land sales and other cost of revenues, as a percentage of land sales and other revenues, in the three and six months ended April 30, 2025 was primarily impacted by the $180.7 million land parcel sale in the fiscal 2024 periods described above, which carried a low basis. In addition, we recognized $1.8 million of impairment charges in the six-month period ended April 30, 2025 in connection with planned land sales. This compares to $0.6 million of land sales and other impairment charges recognized in the three and six months ended April 30, 2024. No impairment charges on land sales and other were recognized in the three months ended April 30, 2025.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $18.1 million in the three-month period ended April 30, 2025, as compared to the three-month period ended April 30, 2024. As a percentage of home sales revenues, SG&A expenditures were 9.5% of home sales revenues in the three months ended April 30, 2025, as compared to 9.0% in the three months ended April 30, 2024. The dollar increase in SG&A expenditures was due primarily to higher internal commissions, marketing spend from increased community count and higher payroll costs. These increases were offset, in part, by reduced external broker commissions.
SG&A expenditures increased by $28.4 million in the fiscal 2025 six-month period, as compared to the fiscal 2024 six-month period. As a percentage of home sales revenues, SG&A expense was 10.9% in the fiscal 2025 period versus 10.2% in the fiscal 2024 period. The dollar increase in SG&A expenditures was primarily due to higher internal commissions, marketing spend from increased community count and higher payroll costs. These increases were offset, in part, by reduced external broker commissions. The increase in SG&A expense as a percentage of revenues was due to revenues decreasing 1% year-over-year in the fiscal 2025 period, while SG&A expenditures increased 6%.
Income from Unconsolidated Entities
In the three-month period ended April 30, 2025, we recognized income from unconsolidated entities of $11.5 million as compared to income of $5.9 million in the prior year period. The increase was primarily due to a $15.5 million gain in the fiscal 2025 period related to our share of the gain from the sale of a stabilized rental property by one of our Rental Property Joint Ventures, increased earnings at one of our Home Building Joint Ventures due to higher settlement volume, and increased earnings at one of our Land Development Joint Ventures. In the fiscal 2024 period, we recognized $21.0 million related to our share of the gain from a property sale by one of our Rental Property Joint Ventures.
In the six-month period ended April 30, 2025, we recognized income from unconsolidated entities of $2.7 million, as compared to a loss of $3.3 million in the prior-year period. The increase was primarily due to the same factors noted above impacting the three-month periods ended April 30, 2025 and April 30, 2024.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2025	2024	2025	2024
Interest income	$7,054	$9,007	$16,023	$19,475
Income from ancillary businesses	9,068	4,907	8,189	5,747
Management fee income earned by home building operations	972	1,157	1,771	2,306
Other	(758)	5,295	1,347	4,756
Total other income – net	$16,336	$20,366	$27,330	$32,284
The decreases in interest income in the three-month and six-month periods ended April 30, 2025 was primarily due to lower average cash balances in the fiscal 2025 periods.
The increases in income from ancillary businesses were mainly due to increased earnings from our mortgage operations due to higher closing volume and $5.0 million of net write-offs related to our Apartment Living operations in both the three-month and six-month periods ended April 30, 2024 compared to $4.4 million of net write-offs related to our Apartment Living operations in the six-month period ended April 30, 2025. No similar net write-offs were incurred in the three-month period ended April 30, 2025. Furthermore, the fiscal 2024 periods included a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business that did not recur in fiscal 2025.
The decreases in management fee income earned by our home building operations in the three-month and six-month periods ended April 30, 2025 were primarily related to a decrease in fees from certain of our Rental Property Joint Ventures.
The decreases in “other” in the three-month and six-month periods ended April 30, 2025 was primarily due to a $5.0 million gain related to an investment we held in a privately held company which sold substantially all of its assets to a third party in the fiscal 2024 periods, which did not recur in fiscal 2025.

Income Before Income Taxes
For the three-month period ended April 30, 2025, we reported income before income taxes of $477.5 million, as compared to $649.8 million in the three-month period ended April 30, 2024.
For the six-month period ended April 30, 2025, we reported income before income taxes of $698.9 million, as compared to $960.9 million in the six-month period ended April 30, 2024.
Income Tax Provision
In the three-month periods ended April 30, 2025 and 2024, we recognized income tax provisions of $125.1 million and $168.2 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2025 and 2024 periods, our federal tax provisions would have been $100.3 million and $136.5 million, in the three-month periods ended April 30, 2025 and 2024, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences.
We recognized income tax provisions of $168.7 million and $239.8 million in the six-month periods ended April 30, 2025 and 2024, respectively. The effective tax rate was 24.1% for the six months ended April 30, 2025, compared to 25.0% for the six months ended April 30, 2024. Based upon the federal statutory rate of 21.0% for each period, our federal tax provisions would have been $146.8 million and $201.8 million, in the six-month periods ended April 30, 2025 and 2024, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and other permanent differences, offset, in part, by excess tax benefits related to stock-based compensation. The decrease in the effective tax rate for the six months ended April 30, 2025 compared to the six months ended April 30, 2024 was primarily due to an increase in excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended April 30, 2025 and 2024, the value of net contracts signed was $2.60 billion (2,650 homes) and $2.94 billion (3,041 homes), respectively. The aggregate value of net contracts signed decreased $336.6 million, or 11.4%, in the three-month period ended April 30, 2025, as compared to the three-month period ended April 30, 2024. The decrease in the aggregate value of net contracts signed was due to a 12.9% decrease in the number of net contracts signed partially offset by a 1.6% increase in the average value attributed to each signed contract. The decrease in the number of net contracts signed was primarily due to a softer overall demand environment in fiscal 2025 compared to fiscal 2024. The average value of each signed contract in the three-months ended April 30, 2025 was essentially flat compared to the prior year period.
In the six-month periods ended April 30, 2025 and 2024, the value of net contracts signed was $4.91 billion (4,957 homes) and $5.01 billion (5,083 homes), respectively. The aggregate value of net contracts signed decreased $94.2 million, or 1.9%, in the six-month period ended April 30, 2025, as compared to the six-month period ended April 30, 2024. The decrease in the aggregate value of net contracts signed was due to a 2.5% decrease in the number of net contracts signed partially offset by a 0.6% increase in the average value attributed to each signed contract. The decrease in the number of net contracts signed primarily reflects a softer overall demand environment in fiscal 2025 compared to fiscal 2024. The average value of each signed contract in the six-months ended April 30, 2025 was essentially flat compared to the prior year period.
Backlog
The value of our backlog at April 30, 2025 decreased 7% to $6.84 billion (6,063 homes), as compared to $7.38 billion (7,093 homes) at April 30, 2024. Our backlog at October 31, 2024 and 2023 was $6.47 billion (5,996 homes) and $6.95 billion (6,578 homes), respectively. The decrease in the value of our backlog at April 30, 2025 as compared to April 30, 2024, was due to a 15% decrease in the number of homes in backlog partially offset by an 8% increase in the average contracted price per home. The decrease in the number of homes in backlog was primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, credit arrangements with third parties, and the public capital markets.
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land, land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. We also use cash flows from operations and other sources to pay dividends on our common stock, to repay debt and make share repurchases. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At April 30, 2025, we had $686.5 million of cash and cash equivalents on hand and approximately $2.19 billion available for borrowing under our Revolving Credit Facility. At quarter-end, the Revolving Credit Facility provided us with a committed borrowing capacity of $2.35 billion, which we had the ability to increase to up to $3.00 billion with the consent of lenders, and was scheduled to mature on February 7, 2030. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. We are also a party to a $650.0 million unsecured Term Loan Facility which matures February 7, 2030.
Short-term Liquidity and Capital Resources
For the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt, including $350.0 million of 4.875% Senior Notes due November 15, 2025. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations, although we may from time to time access other sources. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of April 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facilities,” and Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for amounts outstanding as of April 30, 2025, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At April 30, 2025, we had investments in these entities of $1.17 billion and were committed to invest or advance up to an additional $349.3 million to these entities if they require additional funding. At April 30, 2025, we had agreed to terms for the acquisition of 705 home sites from four joint ventures for an estimated aggregate purchase price of $76.1 million. We also expect to purchase approximately 10,500 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of April 30, 2025, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2025, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $2.68 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $581.8 million to be our maximum exposure related to repayment and carry cost guarantees. At April 30, 2025, the unconsolidated entities had borrowed an aggregate of $1.92 billion, of which we estimate $523.0 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 8.7 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of April 30, 2025, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facilities” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At April 30, 2025 and October 31, 2024, we had $761.7 million and $1.37 billion, respectively, of cash, cash equivalents, and restricted cash. Cash used in operating activities during the six-month period ended April 30, 2025 was $57.9 million. Cash used in operating activities during the fiscal 2025 period was primarily related to an increase in inventory. This activity was offset, in part, by net income (adjusted for depreciation and amortization, impairments, stock-based compensation, losses and distributions of earnings from unconsolidated entities, and deferred taxes); an increase in accounts payable and accrued expenses; an increase in current income taxes – net; and an increase in customer deposits – net.
At April 30, 2024 and October 31, 2023, we had $1.09 billion and $1.34 billion, respectively, of cash and cash equivalents, and restricted cash. Cash provided by operating activities during the six-month period ended April 30, 2024 was $152.0 million. Cash provided by operating activities during the fiscal 2024 period was primarily related to net income (adjusted for stock-based compensation, depreciation and amortization, losses and distributions of earnings from unconsolidated entities, deferred taxes, impairments and gain on sale of assets); increases in accounts payable and accrued expenses, and current income taxes – net. This activity was offset, in part, by an increase in inventory; mortgage loans originated, net of mortgage loans sold, a decrease in customer deposits – net; and an increase in receivables, prepaid expenses, and other assets.
Investing Activities
In the six-month period ended April 30, 2025, cash used in investing activities was $187.8 million, which was primarily related to $179.9 million used to fund our investments in unconsolidated entities and $32.9 million used for the purchase of property and equipment. This activity was offset, in part, by $28.2 million of cash received as returns from our investments in unconsolidated entities.
In the six-month period ended April 30, 2024, cash used in investing activities was $100.7 million, which was primarily related to $99.6 million used to fund our investments in unconsolidated entities and $29.7 million used for the purchase of property and equipment. This activity was offset, in part, by $29.3 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $363.1 million of cash in financing activities in the six-month period ended April 30, 2025, primarily for the repurchase of $204.9 million of our common stock, payments of $66.3 million of loans payable, net of borrowings, the payment of dividends on our common stock of $49.0 million, $35.0 million of payments related to repurchases from land bank programs, and $22.2 million of payments related to stock-based benefit plans - net. This activity was offset, in part, by $22.1 million of proceeds related to sales to land bank programs.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At April 30, 2025, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.60 billion aggregate principal amount of senior notes maturing on various dates between November 15, 2025 and November 1, 2029 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

April 30, 2025
Assets
Cash	$543.5
Inventory	$10,887.2
Amount due from Non-Guarantor Subsidiaries	$785.8
Total assets	$13,048.3

Liabilities & Stockholders' Equity
Loans payable	$928.1
Senior notes	$1,597.5
Total liabilities	$5,505.1
Stockholders' equity	$7,543.0
Summarized Statement of Operations Data (amounts in millions):

For the six months ended April 30, 2025
Revenues	$4,547.5
Cost of revenues	$3,397.6
Selling, general and administrative	$495.2
Income before income taxes	$666.8
Net income	$505.8

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
Units Delivered and Revenues:

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$378.5	$335.2	13%	389	349	11%	$973.0	$960.5	1%
Mid-Atlantic	321.8	376.1	(14)%	379	378	—%	$849.0	$995.0	(15)%
South	758.6	658.4	15%	928	804	15%	$817.5	$818.9	—%
Mountain	755.9	603.6	25%	856	686	25%	$883.0	$879.8	—%
Pacific	492.2	674.7	(27)%	347	424	(18)%	$1,418.4	$1,591.2	(11)%
Total home building	2,707.0	2,648.0	2%	2,899	2,641	10%	$933.7	$1,002.6	(7)%
Other	(0.5)	(1.0)
Total home sales revenue	2,706.5	2,647.0	2%	2,899	2,641	10%	$933.6	$1,002.3	(7)%
Land sales and other revenue	32.6	190.5
Total revenue	$2,739.1	$2,837.5

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$633.2	$607.9	4%	636	638	—%	$995.6	$952.8	4%
Mid-Atlantic	558.0	640.3	(13)%	645	655	(2)%	$865.1	$977.6	(12)%
South	1,264.9	1,191.3	6%	1,524	1,435	6%	$830.0	$830.2	—%
Mountain	1,312.6	1,056.9	24%	1,519	1,171	30%	$864.1	$902.6	(4)%
Pacific	779.3	1,083.7	(28)%	566	669	(15)%	$1,376.9	$1,619.9	(15)%
Total home building	4,548.0	4,580.1	(1)%	4,890	4,568	7%	$930.1	$1,002.6	(7)%
Other	(0.8)	(1.2)
Total home sales revenue	4,547.2	4,578.9	(1)%	4,890	4,568	7%	$929.9	$1,002.4	(7)%
Land sales and other revenue	51.0	206.5
Total revenue	$4,598.2	$4,785.4
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$386.9	$422.1	(8)%	372	412	(10)%	$1,039.9	$1,024.6	1%
Mid-Atlantic	378.7	348.9	9%	407	376	8%	$930.5	$928.0	—%
South	636.8	746.8	(15)%	753	892	(16)%	$845.7	$837.2	1%
Mountain	695.5	814.6	(15)%	776	944	(18)%	$896.3	$862.9	4%
Pacific	506.5	608.6	(17)%	342	417	(18)%	$1,480.9	$1,459.4	1%
Total consolidated	$2,604.4	$2,941.0	(11)%	2,650	3,041	(13)%	$982.8	$967.1	2%

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$723.6	$751.0	(4)%	690	737	(6)%	$1,048.7	$1,019.0	3%
Mid-Atlantic	720.2	587.6	23%	765	622	23%	$941.4	$944.7	—%
South	1,230.0	1,216.7	1%	1,453	1,467	(1)%	$846.5	$829.4	2%
Mountain	1,229.6	1,313.4	(6)%	1,404	1,485	(5)%	$875.8	$884.4	(1)%
Pacific	1,008.2	1,137.1	(11)%	645	772	(16)%	$1,563.1	$1,472.9	6%
Total consolidated	$4,911.6	$5,005.8	(2)%	4,957	5,083	(2)%	$990.8	$984.8	1%

Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,028.5	$1,108.0	(7)%	909	1,055	(14)%	$1,131.5	$1,050.3	8%
Mid-Atlantic	987.4	900.8	10%	906	912	(1)%	$1,089.9	$987.7	10%
South	1,774.7	2,120.2	(16)%	1,932	2,344	(18)%	$918.6	$904.5	2%
Mountain	1,563.9	1,836.2	(15)%	1,480	1,891	(22)%	$1,056.7	$971.0	9%
Pacific	1,484.9	1,412.8	5%	836	891	(6)%	$1,776.1	$1,585.6	12%
Total consolidated	$6,839.4	$7,378.0	(7)%	6,063	7,093	(15)%	$1,128.1	$1,040.2	8%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
North	$937.5	$964.1	(3)%	855	956	(11)%	$1,096.5	$1,008.5	9%
Mid-Atlantic	824.8	953.0	(13)%	786	945	(17)%	$1,049.4	$1,008.4	4%
South	1,807.5	2,093.4	(14)%	2,003	2,312	(13)%	$902.4	$905.5	—%
Mountain	1,645.5	1,577.7	4%	1,595	1,577	1%	$1,031.7	$1,000.5	3%
Pacific	1,252.5	1,357.1	(8)%	757	788	(4)%	$1,654.6	$1,722.2	(4)%
Total consolidated	$6,467.8	$6,945.3	(7)%	5,996	6,578	(9)%	$1,078.7	$1,055.8	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended April 30,			Six months ended April 30,
	2025	2024	% Change	2025	2024	% Change

North	$82.2	$51.4	60%	$110.4	$84.4	31%
Mid-Atlantic	63.2	254.5	(75)%	96.7	304.0	(68)%
South	162.8	126.5	29%	253.3	224.9	13%
Mountain	137.9	82.0	68%	218.7	162.1	35%
Pacific	89.7	170.9	(48)%	127.8	274.5	(53)%
Total home building	535.8	685.3	(22)%	806.8	1,049.9	(23)%
Corporate and other	(58.4)	(35.5)	(65)%	(107.9)	(89.0)	(21)%
Total consolidated	$477.5	$649.8	(27)%	$698.9	$960.9	(27)%
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

FISCAL 2025 COMPARED TO FISCAL 2024
North

	Three months ended April 30,			Six months ended April 30,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$378.5	$335.2	13%	$633.2	$607.9	4%
Units delivered	389	349	11%	636	638	—%
Average delivered price ($ in thousands)	$973.0	$960.5	1%	$995.6	$952.8	4%

Net Contracts Signed:
Net contract value ($ in millions)	$386.9	$422.1	(8)%	$723.6	$751.0	(4)%
Net contracted units	372	412	(10)%	690	737	(6)%
Average contracted price ($ in thousands)	$1,039.9	$1,024.6	1%	$1,048.7	$1,019.0	3%

Home sales cost of revenues as a percentage of home sale revenues	74.1%	77.9%		74.9%	78.0%

Income before income taxes ($ in millions)	$82.2	$51.4	60%	$110.4	$84.4	31%

Number of selling communities at April 30,	43	34	26%
The increase in the number of homes delivered in the fiscal 2025 three-month period was mainly due to an increase in the number of spec homes delivered, offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The average prices of homes delivered in the fiscal 2025 three-month period was relatively flat compared to the fiscal 2024 three-month period.
The number of homes delivered in the fiscal 2025 six-month period was essentially flat compared to fiscal 2024 period, despite a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. We attribute this primarily to an increase in the number of spec homes delivered in the fiscal 2025 period. The average prices of homes delivered in the fiscal 2025 six-month increased compared to the fiscal 2024 six-month period primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decreases in the number of net contracts signed in fiscal 2025 periods, compared to the prior year periods, were due to a decline in demand, offset, in part, by an increase in the number of selling communities. The increases in the average value of each contract signed in the fiscal 2025 periods were mainly due to a shift in the number of contracts signed to more expensive areas and/or products partially offset by increased sales incentives.
The increases in income before income taxes in the three-month and six-month fiscal 2025 periods were attributable to higher earnings from increased revenue, lower home sales cost of revenues, as a percentage of home sale revenues offset, in part, by higher SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2025 periods were primarily due to a shift in product mix/areas to higher-margin areas and by lower interest expense as a percentage of home sales revenues. The three-month fiscal 2025 period also benefited from higher income from unconsolidated entities and other income - net.

Mid-Atlantic

	Three months ended April 30,			Six months ended April 30,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$321.8	$376.1	(14)%	$558.0	$640.3	(13)%
Units delivered	379	378	—%	645	655	(2)%
Average delivered price ($ in thousands)	$849.0	$995.0	(15)%	$865.1	$977.6	(12)%

Net Contracts Signed:
Net contract value ($ in millions)	$378.7	$348.9	9%	$720.2	$587.6	23%
Net contracted units	407	376	8%	765	622	23%
Average contracted price ($ in thousands)	$930.5	$928.0	—%	$941.4	$944.7	—%

Home sales cost of revenues as a percentage of home sale revenues	72.0%	72.4%		73.6%	72.6%

Income before income taxes ($ in millions)	$63.2	$254.5	(75)%	$96.7	$304.0	(68)%

Number of selling communities at April 30,	65	45	44%
The number of homes delivered in each of the fiscal 2025 periods was flat year over year. Although the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 was lower, the segment delivered more spec homes in the fiscal 2025 periods, which kept deliveries relatively flat. The average price of homes delivered in the fiscal 2025 periods decreased compared to the fiscal 2024 periods, primarily due to a shift in the number of homes delivered to less expensive areas.
The increases in the number of net contracts signed in the fiscal 2025 periods were mainly due to the increase in the average number of selling communities, offset, in part by softer demand. The average values of signed contracts in the fiscal 2025 periods were relatively flat compared to the fiscal 2024 periods.
The decreases in income before income taxes in the fiscal 2025 periods were mainly due to the $180.7 million land parcel sale described above, which resulted in a pre-tax gain of $175.2 million during the three and six months ended April 30, 2024 and which did not recur in fiscal 2025. In addition, the fiscal 2025 periods were impacted by lower earnings from decreased revenue and higher SG&A costs.
South

	Three months ended April 30,			Six months ended April 30,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$758.6	$658.4	15%	$1,264.9	$1,191.3	6%
Units delivered	928	804	15%	1,524	1,435	6%
Average delivered price ($ in thousands)	$817.5	$818.9	—%	$830.0	$830.2	—%

Net Contracts Signed:
Net contract value ($ in millions)	$636.8	$746.8	(15)%	$1,230.0	$1,216.7	1%
Net contracted units	753	892	(16)%	1,453	1,467	(1)%
Average contracted price ($ in thousands)	$845.7	$837.2	1%	$846.5	$829.4	2%

Home sales cost of revenues as a percentage of home sale revenues	72.1%	73.0%		72.0%	72.7%

Income before income taxes ($ in millions)	$162.8	$126.5	29%	$253.3	$224.9	13%

Number of selling communities at April 30,	142	137	4%
The increases in the number of homes delivered in the fiscal 2025 periods were mainly due to higher backlog conversion and increased spec home deliveries, offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The average prices of homes delivered in the fiscal 2025 periods were relatively flat with the fiscal 2024 periods.
The decreases in the number of net contracts signed in the fiscal 2025 periods were due primarily to softer demand, offset, in part, by an increase in the average number of selling communities. The increases in the average value of each contract signed in the fiscal 2025 periods were primarily due to a shift in the number of contracts signed to more expensive areas or product types, partially offset by increased sales incentives.
The increases in income before income taxes in the fiscal 2025 periods were principally due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part by higher SG&A costs and lower other income - net. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2025 periods were primarily due to a shift in product mix/areas to higher-margin areas and lower interest expense as a percentage of home sales revenues.
Mountain

	Three months ended April 30,			Six months ended April 30,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$755.9	$603.6	25%	$1,312.6	$1,056.9	24%
Units delivered	856	686	25%	1,519	1,171	30%
Average delivered price ($ in thousands)	$883.0	$879.8	—%	$864.1	$902.6	(4)%

Net Contracts Signed:
Net contract value ($ in millions)	$695.5	$814.6	(15)%	$1,229.6	$1,313.4	(6)%
Net contracted units	776	944	(18)%	1,404	1,485	(5)%
Average contracted price ($ in thousands)	$896.3	$862.9	4%	$875.8	$884.4	(1)%

Home sales cost of revenues as a percentage of home sale revenues	75.6%	79.5%		76.1%	77.3%

Income before income taxes ($ in millions)	$137.9	$82.0	68%	$218.7	$162.1	35%

Number of selling communities at April 30,	117	126	(7)%
The increases in the number of homes delivered in the fiscal 2025 periods were mainly due to higher backlog conversion, an increase in spec homes delivered in the fiscal 2025 periods and an increase in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The average price of homes delivered in the fiscal 2025 three-month period was relatively flat with the fiscal 2024 period. The decrease in the average price of homes delivered in the fiscal 2025 six-month period was primarily due to a shift in the number of contracts delivered to less expensive areas or product types.
The decreases in the number of net contracts signed in the fiscal 2025 periods were primarily due to softer demand and a decrease in the number of selling communities. The increase in the average value of each contract signed in the fiscal 2025 three-month period was mainly due to a shift in the number of contracts signed to more expensive areas or product types, partially offset by increased sales incentives. The decrease in the average value of each contract signed in the fiscal 2025 six-month period was mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increases in income before income taxes in the fiscal 2025 periods were due mainly to higher earnings from increased revenues in the fiscal 2025 periods, lower home sales cost of revenues, as a percentage of home sale revenues, offset, in part, by higher SG&A costs. The decreases in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2025 periods were primarily due to a shift in product mix/areas to higher-margin areas and a decrease in inventory impairment charges. Inventory impairment charges were $7.3 million and $25.0 million during the three months ended April 30, 2025 and 2024, respectively. Inventory impairment charges were $14.8 million and $25.7 million during the six months ended April 30, 2025 and 2024, respectively.

Pacific

	Three months ended April 30,			Six months ended April 30,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$492.2	$674.7	(27)%	$779.3	$1,083.7	(28)%
Units delivered	347	424	(18)%	566	669	(15)%
Average delivered price ($ in thousands)	$1,418.4	$1,591.2	(11)%	$1,376.9	$1,619.9	(15)%

Net Contracts Signed:
Net contract value ($ in millions)	$506.5	$608.6	(17)%	$1,008.2	$1,137.1	(11)%
Net contracted units	342	417	(18)%	645	772	(16)%
Average contracted price ($ in thousands)	$1,480.9	$1,459.4	1%	$1,563.1	$1,472.9	6%

Home sales cost of revenues as a percentage of home sale revenues	75.3%	69.3%		75.3%	68.2%

Income before income taxes ($ in millions)	$89.7	$170.9	(48)%	$127.8	$274.5	(53)%

Number of selling communities at April 30,	54	44	23%
The decreases in the number of homes delivered in the fiscal 2025 periods were mainly due to the lower number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 and lower backlog conversion. The average price of homes delivered decreased in the fiscal 2025 periods compared to the prior-year periods primarily due to a shift in the number of contracts delivered to less expensive areas or product types.
The decreases in the number of net contracts signed in the fiscal 2025 periods were primarily due to softer demand, offset, in part, by an increase in the number of selling communities in the fiscal 2025 periods. The increases in the average value of each contract signed in the fiscal 2025 periods were primarily due to a shift in the number of contracts signed to more expensive areas or product types and decreased sales incentives.
The decreases in income before income taxes in the fiscal 2025 periods were mainly due to lower earnings from decreased revenues in the fiscal 2024 periods and higher home sales cost of revenues, as a percentage of home sales revenues. The increases in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas, offset, in part, by lower interest expense as a percentage of home sales revenues. The six-month fiscal 2025 period was also impacted by higher SG&A costs.
Corporate and Other
In the three months ended April 30, 2025 and 2024, loss before income taxes was $58.4 million and $35.5 million, respectively. The increase in the loss before income taxes in the fiscal 2025 period was principally due to higher SG&A costs, higher losses from unconsolidated entities, and a decrease in other income - net. The higher losses from unconsolidated entities was primarily due to a $21.0 million gain we recognized in the fiscal 2024 period related to a property sale by one of our Rental Property Joint Ventures, while we only recognized $15.5 million of such gains in the fiscal 2025 period. The decrease in other income - net was primarily due to gains recognized in fiscal 2024 that did not recur in fiscal 2025. Specifically, in the fiscal 2024 period, we recognized a $5.0 million gain related to an investment in a privately held company that sold substantially all of its assets to a third party and a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business. In addition, we recognized lower interest income in the fiscal 2025 period primarily due to lower average cash balances. These decreases were partially offset by increased earnings from our mortgage operations due to higher closing volume. In addition, we recognized $5.0 million of net write-offs related to our Apartment Living operations in the fiscal 2024 period that did not recur in the fiscal 2025 period.
In the six months ended April 30, 2025 and 2024, loss before income taxes was $107.9 million and $89.0 million, respectively. The increase in the loss before income taxes in the fiscal 2025 period was principally due to higher SG&A costs and higher losses from unconsolidated entities, and a decrease in other income - net. The higher losses in the six-month period in fiscal 2025 were primarily due to the factors noted above impacting the three-month period.
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
The table below sets forth, at April 30, 2025, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2025	$101,602	5.31%	$34,791	6.92%
2026	425,416	4.90%	229,215	6.49%
2027	507,090	4.91%	—
2028	411,581	4.31%	—
2029	413,195	3.78%	—
Thereafter	40,435	3.43%	650,000	5.43%
Discounts, premiums and deferred issuance costs - net	(9,606)		(3,465)
Total	$1,889,713	4.55%	$910,541	5.77%
Fair value at April 30, 2025	$1,858,488		$914,007
(a)    Based upon the amount of variable-rate debt outstanding at April 30, 2025, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.1 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 31, 2025. The spread was 1.15% as of April 30, 2025. These interest rate swaps were designated as cash flow hedges.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2025, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
February 1, 2025 to February 28, 2025	658	$116.03	658	14,242
March 1, 2025 to March 31, 2025	473	$108.80	473	13,769
April 1, 2025 to April 30, 2025	514	$96.47	514	13,255
Total	1,645		1,645
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2025, we withheld 776 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $94,700 of income tax withholdings and we issued the remaining 1,853 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2025, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2025.

Dividends
During the six months ended April 30, 2025, we paid cash dividends of $0.48 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the six months ended April 30, 2025, these limitations did not meaningfully restrict the amount of cash dividends that could have been paid. At April 30, 2025, these agreements permitted us to pay up to approximately $3.82 billion of cash dividends.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

3.1
Certificate of Amendment to Second Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025

4.1*
Thirty-Sixth Supplemental Indenture dated as of April 30, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, filed on May 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	May 29, 2025	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 29, 2025	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)