Form 10-Q
period 2025-07-31
Toll Brothers, Inc.
filed 2025-08-28
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2025
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
At August 26, 2025, there were approximately 96,383,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely”, “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our build-to-order and quick move-in home strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues, profitability, margins and returns; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; management succession plans; and the impact of public health or other emergencies.
From time to time, forward-looking statements also are included in other reports on Forms 10-K, 10-Q, and 8-K; in press releases; in presentations; on our website; and in other materials released to the public. These statements may include guidance regarding our future performance, such as our anticipated annual or quarterly revenue, home deliveries, and margins, that represents management’s estimates as of the date of publication. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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
•the effect of potential loss of key management personnel or unsuccessful management transitions;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2025	October 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$852,311	$1,303,039
Inventory	11,071,549	9,712,925
Property, construction, and office equipment – net	448,822	453,007
Receivables, prepaid expenses, and other assets (1)	602,623	590,611
Mortgage loans held for sale – at fair value	185,127	191,242
Customer deposits held in escrow	113,969	109,691
Investments in unconsolidated entities (1)	1,122,420	1,007,417
	$14,396,821	$13,367,932
LIABILITIES AND EQUITY
Liabilities
Loans payable	$1,051,495	$1,085,817
Senior notes	1,741,024	1,597,102
Mortgage company loan facility	150,000	150,000
Customer deposits	483,890	488,690
Accounts payable	619,648	492,213
Accrued expenses	2,082,387	1,752,848
Income taxes payable	157,170	114,547
Total liabilities	6,285,614	5,681,217
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 112,937 shares issued at July 31, 2025 and October 31, 2024	1,129	1,129
Additional paid-in capital	683,692	694,713
Retained earnings	8,980,140	8,153,356
Treasury stock, at cost —16,383 and 13,149 shares at July 31, 2025 and October 31, 2024, respectively	(1,595,159)	(1,209,547)
Accumulated other comprehensive income ("AOCI")	25,770	31,277
Total stockholders’ equity	8,095,572	7,670,928
Noncontrolling interest	15,635	15,787
Total equity	8,111,207	7,686,715
	$14,396,821	$13,367,932

(1)    As of July 31, 2025 and October 31, 2024, Receivables, prepaid expenses, and other assets and Investments in unconsolidated entities include $130.9 million and $105.3 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Revenues:
Home sales	$2,880,975	$2,724,472	$7,428,204	$7,303,328
Land sales and other	64,142	3,472	115,121	209,950
	2,945,117	2,727,944	7,543,325	7,513,278

Cost of revenues:
Home sales	2,142,768	1,977,162	5,526,466	5,339,671
Land sales and other	60,958	8,778	110,485	31,918
	2,203,726	1,985,940	5,636,951	5,371,589
Selling, general and administrative	253,672	244,813	749,846	712,557
Income from operations	487,719	497,191	1,156,528	1,429,132
Other:
(Loss) income from unconsolidated entities	(1,012)	(10,514)	1,734	(13,799)
Other income – net	12,793	16,950	40,123	49,234
Income before income taxes	499,500	503,627	1,198,385	1,464,567
Income tax provision	129,879	129,016	298,614	368,781
Net income	$369,621	$374,611	$899,771	$1,095,786

Other comprehensive loss – net of tax	(2,360)	(3,789)	(5,507)	(4,872)
Total comprehensive income	$367,261	$370,822	$894,264	$1,090,914

Per share:
Basic earnings	$3.76	$3.64	$9.02	$10.51
Diluted earnings	$3.73	$3.60	$8.95	$10.40

Weighted-average number of shares:
Basic	98,434	102,980	99,718	104,299
Diluted	99,170	104,014	100,529	105,361

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended July 31, 2025 and 2024:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, April 30, 2025	$1,129	$679,434	$8,634,857	$(1,394,825)	$28,130	$15,690	$7,964,415
Net income			369,621				369,621
Purchase of treasury stock				(201,358)			(201,358)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(57)		1,024			967
Stock-based compensation		4,315					4,315
Dividends declared			(24,338)				(24,338)
Other comprehensive loss					(2,360)		(2,360)
Loss attributable to non-controlling interest						(257)	(257)
Capital contributions – net						202	202
Balance, July 31, 2025	$1,129	$683,692	$8,980,140	$(1,595,159)	$25,770	$15,635	$8,111,207

Balance, April 30, 2024	$1,129	$689,259	$7,350,235	$(772,476)	$39,827	$16,220	$7,324,194
Net income			374,611				374,611
Purchase of treasury stock				(245,852)			(245,852)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(371)		2,051			1,680
Stock-based compensation		3,812					3,812
Dividends declared			(23,572)				(23,572)
Other comprehensive loss					(3,789)		(3,789)
Loss attributable to non-controlling interest						(227)	(227)
Capital contributions – net						189	189
Balance, July 31, 2024	$1,129	$692,700	$7,701,274	$(1,016,277)	$36,038	$16,182	$7,431,046

See accompanying notes.

For the nine months ended July 31, 2025 and 2024:

	Common Stock	Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2024	$1,129	$694,713	$8,153,356	$(1,209,547)	$31,277	$15,787	$7,686,715
Net income			899,771				899,771
Purchase of treasury stock				(402,468)			(402,468)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(38,131)		16,856			(21,275)
Stock-based compensation		27,110					27,110
Dividends declared			(72,987)				(72,987)
Other comprehensive loss					(5,507)		(5,507)
Loss attributable to non-controlling interest						(755)	(755)
Capital contributions - net						603	603
Balance, July 31, 2025	$1,129	$683,692	$8,980,140	$(1,595,159)	$25,770	$15,635	$8,111,207

Balance, October 31, 2023	$1,129	$698,548	$6,675,719	$(619,150)	$40,910	$16,046	$6,813,202
Net income			1,095,786				1,095,786
Purchase of treasury stock				(427,064)			(427,064)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(31,799)		29,937			(1,862)
Stock-based compensation		25,951					25,951
Dividends declared			(70,231)				(70,231)
Other comprehensive loss					(4,872)		(4,872)
Loss attributable to non-controlling interest						(667)	(667)
Capital contributions - net						803	803
Balance, July 31, 2024	$1,129	$692,700	$7,701,274	$(1,016,277)	$36,038	$16,182	$7,431,046

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2025	2024
Cash flow provided by operating activities:
Net income	$899,771	$1,095,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,277	55,428
Stock-based compensation	27,110	25,951
(Income) loss from unconsolidated entities	(1,734)	13,799
Distributions of earnings from unconsolidated entities	26,312	31,452
Deferred tax provision	15,510	12,035
Impairment charges and write-offs	56,634	46,465
Gain on sale of assets	—	(5,042)
Other - net	549	(1,572)
Changes in operating assets and liabilities:
Inventory	(902,805)	(952,043)
Origination of mortgage loans	(1,817,128)	(1,450,854)
Sale of mortgage loans	1,825,165	1,427,645
Receivables, prepaid expenses, and other assets	(12,159)	(12,759)
Current income taxes – net	28,971	(47,038)
Customer deposits – net	(9,078)	(41,989)
Accounts payable and accrued expenses	114,986	130,392
Net cash provided by operating activities	312,381	327,656
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(58,363)	(55,453)
Investments in unconsolidated entities	(250,377)	(134,480)
Return of investments in unconsolidated entities	64,935	74,317
Net increase in cash from consolidation of joint ventures	5,348	—
Other – net	(1,712)	(418)
Net cash used in investing activities	(240,169)	(116,034)
Cash flow used in financing activities:
Proceeds from issuance of senior notes	498,180	—
Proceeds from loans payable	3,459,151	2,768,938
Debt issuance costs	(13,095)	(193)
Principal payments of loans payable	(3,560,059)	(2,865,849)
Redemption of senior notes	(350,020)	—
Proceeds related to sales to land bank programs	22,071	—
Payments related to repurchases from land bank programs	(62,292)	—
Payments related to stock-based benefit plans – net	(21,272)	(1,859)
Purchase of treasury stock and excise tax payment	(404,296)	(423,559)
Dividends paid	(73,303)	(70,334)
Receipts related to noncontrolling interest – net	579	167
Net cash used in financing activities	(504,356)	(592,689)
Net decrease in cash, cash equivalents, and restricted cash	(432,144)	(381,067)
Cash, cash equivalents, and restricted cash, beginning of period	1,370,435	1,344,341
Cash, cash equivalents, and restricted cash, end of period	$938,291	$963,274
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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2024 balance sheet amounts and disclosures have been derived from our October 31, 2024 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (“2024 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of July 31, 2025; the results of our operations and changes in equity for the three-month and the nine-month periods ended July 31, 2025 and 2024; and our cash flows for the nine-month periods ended July 31, 2025 and 2024. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2025, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $483.9 million and $488.7 million at July 31, 2025 and October 31, 2024, respectively. Of the outstanding customer deposits held as of October 31, 2024, we recognized $128.6 million and $393.9 million in home sales revenues during the three months and nine months ended July 31, 2025, respectively. Of the outstanding customer deposits held as of October 31, 2023, we recognized $120.0 million and $411.2 million in home sales revenues during the three months and nine months ended July 31, 2024, respectively.
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

2. Inventory
Major components of inventory at July 31, 2025 and October 31, 2024 were (amounts in thousands):

	July 31, 2025	October 31, 2024
Land deposits and costs of future communities	$866,503	$620,040
Land and land development costs	2,982,669	2,532,221
Land and land development costs associated with homes under construction	3,828,611	3,617,266
Total land and land development costs	7,677,783	6,769,527

Homes under construction	2,851,445	2,458,541
Model homes (1)	542,321	484,857
	$11,071,549	$9,712,925
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at July 31, 2025 and October 31, 2024 (amounts in thousands):

	July 31, 2025	October 31, 2024
Land controlled for future communities	$275,929	$200,166
Land owned for future communities	422,007	353,030
Operating communities	10,373,613	9,159,729
	$11,071,549	$9,712,925
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Land controlled for future communities	$15,815	$1,759	$21,446	$4,518
Operating communities	7,500	3,700	28,085	30,840
	$23,315	$5,459	$49,531	$35,358
We recognized $0.7 million and $2.6 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month and nine-month periods ended July 31, 2025, respectively. We recognized $3.8 million and $4.4 million of similar impairment charges during the three-month and nine-month periods ended July 31, 2024, respectively.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At July 31, 2025, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2025, we determined that 335 land purchase contracts, with an aggregate purchase price of $7.07 billion, on which we had made aggregate deposits totaling $755.4 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2024, we determined that 297 land purchase contracts, with an aggregate purchase price of $5.59 billion, on which we had made aggregate deposits totaling $522.1 million, were VIEs and that we were not the primary beneficiary of any VIE related to our land purchase contracts. However, at July 31, 2025 and October 31, 2024, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Interest capitalized, beginning of period	$196,023	$193,478	$179,797	$190,550
Interest incurred	31,379	33,579	101,235	100,018
Interest expensed to home sales cost of revenues	(30,163)	(32,803)	(80,550)	(91,121)
Interest expensed to land sales and other cost of revenues	(1,712)	(802)	(2,351)	(1,821)
Interest capitalized on investments in unconsolidated entities	(1,369)	(2,027)	(4,653)	(6,734)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	649	296	1,329	829
Interest capitalized, end of period	$194,807	$191,721	$194,807	$191,721

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
The table below provides information as of July 31, 2025, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	20	1	40	2	63
Investment in unconsolidated entities (1)	$524,698	$11,260	$579,169	$7,293	$1,122,420
Number of unconsolidated entities with funding commitments by the Company	10	1	13	1	25
Company’s remaining funding commitment to unconsolidated entities (2)	$303,750	$5,842	$40,376	$3,836	$353,804
(1)    Our total investment includes $144.5 million related to seven unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $248.1 million as of July 31, 2025, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $83.1 million related to our unconsolidated joint venture-related variable interests in VIEs.
During the three months ended July 31, 2025, we consolidated two of our Home Building Joint Ventures as a result of us obtaining control of these entities during the period.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	14	1	38	53
Aggregate loan commitments	$839,043	$63,500	$3,448,201	$4,350,744
Amounts borrowed under loan commitments	$542,394	$5,904	$2,836,479	$3,384,777
The table below provides information at October 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	1	38	50
Aggregate loan commitments	$639,589	$98,150	$3,538,148	$4,275,887
Amounts borrowed under loan commitments	$381,614	$47,903	$2,751,201	$3,180,718
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures

The table below provides information on joint ventures entered into during the nine months ended July 31, 2025 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	5	1	3
Aggregate joint venture fair value at formation date	$204,500	$15,800	$44,700
Investment balance at July 31, 2025	$116,090	$11,260	$14,078
There were no new joint ventures entered into during the nine months ended July 31, 2024.
Results of Operations and Intra-entity Transactions
From time to time, certain of our land development and rental property joint ventures sell assets to unrelated parties or to our joint venture partners. In the nine-month period ended July 31, 2025, two of our Rental Property Joint Ventures sold their assets and we recognized $18.2 million, in “Income (loss) from unconsolidated entities,” representing our proportionate share of the gains. In the nine-month period ended July 31, 2024, one of our Rental Property Joint Ventures sold its assets and we recognized $21.0 million, representing our proportionate share of the gain. No similar transactions occurred in the three-month periods ended July 31, 2025 or July 31, 2024.
In addition, in the nine-month period ended July 31, 2025, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $2.7 million, which is included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No similar transactions occurred in the three-month period ended July 31, 2025 or the three-month and nine-month periods ended July 31, 2024.
In the three-month periods ended July 31, 2025 and 2024, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $31.4 million and $29.8 million, respectively. In the nine-month periods ended July 31, 2025 and 2024, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $85.3 million and $91.7 million, respectively. Our share of income from the lots we acquired was not material in each period.
In our normal course of business, we may contribute land to certain of our joint ventures in exchange for an ownership interest. In the nine-month period ended July 31, 2025, we sold land to unconsolidated entities, which principally involved land sales to Home Building and Rental Property Joint Ventures, for $25.7 million. This amount is included in “Land sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income and were sold at our land cost basis. No similar land sales to unconsolidated entities occurred in the three-month period ended July 31, 2025 or the three-month or nine-month periods ended July 31, 2024.
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
We believe that, as of July 31, 2025, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information regarding certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	July 31, 2025	October 31, 2024
Loan commitments in the aggregate	$2,651,700	$3,031,500
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$574,800	$646,900
Debt obligations borrowed in the aggregate	$1,939,600	$2,204,300
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$523,000	$560,400
Estimated fair value of guarantees provided by us related to debt and other obligations	$17,000	$17,400
Terms of guarantees	1 month - 8.4 years	1 month - 3.0 years
(1)    At July 31, 2025 and October 31, 2024, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million and $102.3 million related to our unconsolidated joint venture VIEs.

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

The table below provides information as of July 31, 2025 and October 31, 2024, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	July 31, 2025	October 31, 2024
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		5	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$130,900	$105,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$9,500	$9,800
Our ownership interest in the above consolidated Joint Venture VIEs ranges from 75% to 98%. The income/losses generated from such consolidated joint ventures were not material.
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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2025 and October 31, 2024, consisted of the following (amounts in thousands):

	July 31, 2025	October 31, 2024
Expected recoveries from insurance carriers and others	$104,194	$109,569
Improvement cost receivables	49,475	41,173
Escrow cash held by our wholly owned captive title company	77,317	62,048
Properties held for rental apartment and commercial development	118,822	116,802
Prepaid expenses	36,291	40,432
Right-of-use assets	109,565	108,311
Derivative assets	4,439	18,398
Other	102,520	93,878
	$602,623	$590,611

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facilities
Loans Payable
At July 31, 2025 and October 31, 2024, loans payable consisted of the following (amounts in thousands):

	July 31, 2025	October 31, 2024
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	404,726	437,969
Deferred issuance costs	(3,231)	(2,152)
	$1,051,495	$1,085,817
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On February 7, 2025, we entered into an amendment to the Term Loan Facility to extend the maturity date of all $650.0 million of outstanding term loans to February 7, 2030. No principal payments are required before the stated maturity date. Under the Term Loan Facility, we may select interest rates equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At July 31, 2025, the interest rate on the Term Loan Facility was 5.20% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility through October 31, 2025. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 0.90% as of July 31, 2025. These interest rate swaps were designated as cash flow hedges.
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

Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three-month and nine-month periods ended July 31, 2025, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of July 31, 2025.
At July 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $158.5 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At July 31, 2025, the interest rate on outstanding borrowings under the Revolving Credit Facility, which is a variable rate, would have been 5.50% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. At July 31, 2025, the weighted-average interest rate on “Loans payable – other” was 5.49% per annum.
Senior Notes
At July 31, 2025, we had four issues of fixed rate senior notes outstanding with an aggregate principal amount of $1.75 billion.
In June 2025, we issued $500.0 million principal amount of 5.600% Senior Notes due 2035. We received $494.9 million of net proceeds from the issuance of these senior notes. On July 15, 2025, we redeemed, prior to maturity, the $350.0 million of then-outstanding principal amount of 4.875% Senior Notes due November 15, 2025, at par, plus accrued interest and a nominal prepayment fee.
Mortgage Company Loan Facilities
During fiscal 2023 and until December 2023, our wholly-owned mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), was party to a mortgage warehousing facility that contained substantially the same terms as those described in the paragraph below.
On December 5, 2023, TBMC executed a new Warehousing Agreement (“New Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. In addition, the New Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the New Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The New Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TBMC is also subject to an under-usage fee based on outstanding balances, as defined in the New Warehousing Agreement. Prior to its scheduled expiration on December 3, 2024, the New Warehousing Agreement was amended to extend the expiration date to December 2, 2025. No other changes were made to the terms of the New Warehousing Agreement as a result of the amendment. The New Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At July 31, 2025, the interest rate on the New Warehousing Agreement was 6.08% per annum.

6. Accrued Expenses
Accrued expenses at July 31, 2025 and October 31, 2024 consisted of the following (amounts in thousands):

	July 31, 2025	October 31, 2024
Land development and construction	$280,427	$356,613
Liabilities related to consolidated inventory not owned	762,934	388,778
Compensation and employee benefits	196,663	208,394
Escrow liability associated with our wholly owned captive title company	77,307	62,038
Self-insurance	253,736	242,306
Warranty	195,393	189,258
Lease liabilities	129,318	128,588
Deferred income	53,913	51,138
Interest	32,685	29,669
Commitments to unconsolidated entities	43,580	38,661
Other	56,431	57,405
	$2,082,387	$1,752,848
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Balance, beginning of period	$192,613	$206,717	$189,258	$206,171
Additions – homes closed during the period	11,754	9,748	31,550	24,714
Change in accruals for homes closed in prior years – net	1,455	6,132	5,770	18,277
Charges incurred	(10,429)	(11,617)	(31,185)	(38,182)
Balance, end of period	$195,393	$210,980	$195,393	$210,980
7. Income Taxes
We recorded income tax provisions of $129.9 million and $129.0 million for the three months ended July 31, 2025 and 2024, respectively. The effective tax rate was 26.0% for the three months ended July 31, 2025, compared to 25.6% for the three months ended July 31, 2024. We recorded income tax provisions of $298.6 million and $368.8 million for the nine months ended July 31, 2025 and 2024, respectively. The effective tax rate was 24.9% for the nine months ended July 31, 2025, compared to 25.2% for the nine months ended July 31, 2024. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
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
At July 31, 2025, we had $23.4 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Total stock-based compensation expense recognized	$4,315	$3,812	$27,110	$25,951
Income tax benefit recognized	$1,072	$986	$6,837	$6,662
At July 31, 2025 and October 31, 2024, the aggregate unamortized value of unvested stock-based compensation awards was approximately $27.2 million and $21.8 million, respectively.
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Number of shares purchased (in thousands)	1,791	2,073	3,623	3,576
Average price per share (1)	$112.40	$118.57	$111.08	$119.42
Remaining authorization at July 31 (in thousands)	11,464	16,424	11,464	16,424
(1)    Average price per share includes costs associated with the purchases, including the excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, as applicable.
Cash Dividends
On March 11, 2025, our Board of Directors approved an increase in our quarterly cash dividend from $0.23 per share to $0.25 per share. During the three-month periods ended July 31, 2025 and 2024, we declared and paid cash dividends of $0.25 and $0.23 per share, respectively, to our shareholders. During the nine-month periods ended July 31, 2025 and 2024, we declared and paid cash dividends of $0.73 and $0.67 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Employee Retirement Plans
Beginning balance	$1,325	$2,911	$1,018	$3,080
Losses (gains) reclassified from AOCI to net income (1)	205	(115)	616	(342)
Less: Tax (benefit) expense (2)	(52)	29	(156)	87
Net losses (gains) reclassified from AOCI to net income	153	(86)	460	(255)
Other comprehensive income (loss) – net of tax	153	(86)	460	(255)
Ending balance	$1,478	$2,825	$1,478	$2,825
Derivative Instruments
Beginning balance	$26,805	$36,916	$30,259	$37,830
Gains (losses) on derivative instruments	612	(2,151)	1,377	659
Less: Tax (expense) benefit	(157)	553	(350)	(506)
Net gains (losses) on derivative instruments	455	(1,598)	1,027	153
Gains reclassified from AOCI to net income (3)	(3,970)	(2,832)	(9,358)	(6,871)
Less: Tax expense (2)	1,002	727	2,364	2,101
Net gains reclassified from AOCI to net income	(2,968)	(2,105)	(6,994)	(4,770)
Other comprehensive loss – net of tax	(2,513)	(3,703)	(5,967)	(4,617)
Ending balance	$24,292	$33,213	$24,292	$33,213

Total AOCI ending balance	$25,770	$36,038	$25,770	$36,038
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Numerator:
Net income as reported	$369,621	$374,611	$899,771	$1,095,786

Denominator:
Basic weighted-average shares	98,434	102,980	99,718	104,299
Common stock equivalents (1)	736	1,034	811	1,062
Diluted weighted-average shares	99,170	104,014	100,529	105,361

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	5	9	86	51
Shares issued under stock incentive and employee stock purchase plans	21	50	399	725
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
11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2025	October 31, 2024
Mortgage Loans Held for Sale	Level 2	$185,127	$191,242
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$182	$2,152
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(176)	$(962)
Forward Loan Commitments — IRLCs	Level 2	$176	$962
Interest Rate Swap Contracts	Level 2	$4,081	$15,283
At July 31, 2025 and October 31, 2024, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Condensed Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of July 31, 2025 and October 31, 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At July 31, 2025	$185,296	$185,127	$(169)
At October 31, 2024	$193,333	$191,242	$(2,091)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory was determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2024 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating communities were not significant during the three-month and nine-month periods ended July 31, 2025 and 2024 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		July 31, 2025		October 31, 2024
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$1,054,726	$1,042,520	$1,087,969	$1,069,577
Senior notes (2)	Level 1	1,750,000	1,739,160	1,600,000	1,572,580
Mortgage company loan facility (3)	Level 2	150,000	150,000	150,000	150,000
		$2,954,726	$2,931,680	$2,837,969	$2,792,157
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.
12. Other Income – Net
The table below provides the significant components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Interest income	$6,955	$9,033	$22,978	$28,508
Income from ancillary businesses	6,548	5,405	14,737	11,152
Management fee income earned by home building operations	925	985	2,696	3,291
Other	(1,635)	1,527	(288)	6,283
Total other income – net	$12,793	$16,950	$40,123	$49,234
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Revenues	$45,887	$43,850	$130,250	$115,309
Expenses	$39,339	$38,445	$115,513	$104,157
In the nine-month period ended July 31, 2024, our smart home technology business recognized a $4.4 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. No similar amounts were recognized in the three-month period ended July 31, 2024 or the three-month and nine-month periods ended July 31, 2025.
In the three-month and nine-month periods ended July 31, 2025, we recognized $0.1 million and $4.5 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively. In the three-month and nine-month periods ended July 31, 2024, we recognized $1.8 million and $6.7 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations, respectively.
In the three-month periods ended July 31, 2025 and 2024, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $4.0 million and $11.0 million, respectively. In the nine-month periods ended July 31, 2025 and 2024, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $17.2 million and $28.1 million, respectively.
In the nine-month period ended July 31, 2024, we recognized a $5.0 million gain related to an investment we held in a privately held company which sold substantially all of its assets to a third party, which is included in “Other” above. No similar amounts were recognized in the three-month period ended July 31, 2024 or the three-month and nine-month periods ended July 31, 2025.

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
Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although, in some cases, we forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2025	October 31, 2024
Aggregate purchase price:
Unrelated parties	$7,280,976	$6,073,847
Unconsolidated entities that the Company has investments in	123,945	26,783
Total	$7,404,921	$6,100,630

Deposits against aggregate purchase price	$782,200	$549,195
Additional cash required to acquire land	6,622,721	5,551,435
Total	$7,404,921	$6,100,630
Amount of additional cash required to acquire land included in accrued expenses	$758,084	$382,277
In addition, we expect to purchase approximately 10,700 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At July 31, 2025, we also had purchase contracts to acquire land for apartment developments of approximately $268.5 million, of which we had outstanding deposits in the amount of $11.5 million. We intend to acquire and develop these projects in joint ventures with unrelated parties in the future.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2025, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2025, we had outstanding surety bonds amounting to $852.5 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $397.1 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2025, we had outstanding letters of credit of $158.5 million under our Revolving Credit Facility and $29.0 million under other letter of credit facilities. These letters of credit were issued to secure various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At July 31, 2025, we had provided financial guarantees of $58.1 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.

Backlog
At July 31, 2025, we had agreements of sale outstanding to deliver 5,492 homes with an aggregate sales value of $6.38 billion.
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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2025	October 31, 2024
Aggregate mortgage loan commitments:
IRLCs	$312,371	$168,829
Non-IRLCs	1,531,041	1,668,455
Total	$1,843,412	$1,837,284
Investor commitments to purchase:
IRLCs	$312,371	$168,829
Mortgage loans held for sale	177,264	182,834
Total	$489,635	$351,663
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

Revenues and income (loss) before income taxes for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Revenues:
North	$438,698	$375,119	$1,071,899	$982,991
Mid-Atlantic	400,718	335,721	958,715	975,985
South	757,881	776,262	2,022,789	1,967,522
Mountain	730,250	670,027	2,042,828	1,726,976
Pacific	553,067	566,336	1,332,415	1,650,015
Total home building	2,880,614	2,723,465	7,428,646	7,303,489
Corporate and other	361	1,007	(442)	(161)
	2,880,975	2,724,472	7,428,204	7,303,328
Land sales and other revenues (1)	64,142	3,472	115,121	209,950
Total consolidated	$2,945,117	$2,727,944	$7,543,325	$7,513,278

Income (loss) before income taxes:
North	$97,016	$64,615	$207,377	$149,058
Mid-Atlantic	71,328	73,470	167,985	377,513
South	146,869	161,177	400,127	386,072
Mountain	137,949	113,785	356,617	275,899
Pacific	106,006	145,911	233,822	420,445
Total home building	559,168	558,958	1,365,928	1,608,987
Corporate and other	(59,668)	(55,331)	(167,543)	(144,420)
Total consolidated	$499,500	$503,627	$1,198,385	$1,464,567
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
Land sales and other revenues for each of our segments, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
North	$—	$—	$17,156	$140
Mid-Atlantic	8,791	1,245	32,475	194,217
South	9,301	1,027	10,777	7,412
Mountain	44,410	—	44,410	4,577
Pacific	1,387	—	1,493	—
Total home building	63,889	2,272	106,311	206,346
Corporate and other	253	1,200	8,810	3,604
Total consolidated	$64,142	$3,472	$115,121	$209,950
“Corporate and other” is comprised principally of activities from our apartment rental development business.

Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2025	October 31, 2024
North	$1,576,499	$1,425,738
Mid-Atlantic	1,669,253	1,444,951
South	2,907,732	2,514,446
Mountain	3,198,153	2,950,806
Pacific	2,765,017	2,266,829
Total home building	12,116,654	10,602,770
Corporate and other	2,280,167	2,765,162
Total consolidated	$14,396,821	$13,367,932
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
North	$316	$390	$1,101	$923
Mid-Atlantic	8,541	2,690	12,606	5,585
South	8,522	2,289	13,501	3,016
Mountain	495	32	15,290	25,706
Pacific	5,441	58	7,033	128
Total consolidated	$23,315	$5,459	$49,531	$35,358
We have also recognized $0.7 million and $2.6 million of land impairment charges included in land sales and other cost of revenues in our South region during the three-month and nine-month periods ended July 31, 2025, respectively. We recognized $3.8 million of land impairment charges during the three-month period ended July 31, 2024, which was in our Corporate and other segment. In the nine-month period ended July 31, 2024, we recognized land impairment charges of $4.4 million of which $3.8 million and $0.6 million were in our Corporate and other and Mid-Atlantic regions, respectively.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2025	2024
Cash flow information:
Income tax paid – net	$256,513	$397,666
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$441,821	$228,660
Transfer of inventory to investment in unconsolidated entities	$7,797	$—
Transfer of other assets to investment in unconsolidated entities - net	$10,026	$—
Transfer of other assets to property, construction and office equipment - net	$—	$133,020
Unrealized loss on derivatives	$(11,202)	$(14,816)
Increase in inventory due to consolidation of joint ventures	$69,277	$—
Miscellaneous non-cash changes in investments in unconsolidated entities - net	$8,148	$5,626

	At July 31,
	2025	2024
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$852,311	$893,422
Restricted cash included in receivables, prepaid expenses, and other assets	85,980	69,852
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$938,291	$963,274

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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended July 31, 2025, we signed 2,388 net contracts for an aggregate value of $2.41 billion, a decrease of 4.1% in units but an increase of 0.2% in dollars compared to the prior year period, as our average sales price in the quarter increased by 4.5%. On a per-community basis, contracts were down 10% year-over-year. In the quarter, the overall weakness in demand that we experienced in our second quarter continued, which we attribute to ongoing affordability pressures, especially at the lower end of the market, and volatile economic conditions that have negatively impacted consumer confidence. We have responded to these conditions by strategically managing our pricing, including by increasing incentives where necessary, to appropriately balance sales price and margin with pace, and to align our inventory levels with local sales environments. We anticipate that, in the near term, overall housing demand may remain soft, which would likely result in a continuation of the elevated incentive levels and slower sales paces that have characterized our past two quarters. However, overall economic conditions and the near-term trajectory of new home demand remain uncertain and subject to a variety of unpredictable factors. Over the long term, we continue to believe the outlook for the new home market remains positive, as it is supported by strong fundamentals including favorable demographics, the structural undersupply of homes in the U.S. caused by over a decade of underproduction, the aging stock of existing homes, and wealth built up from years of stock market and home price appreciation.
Historically, most of our homes have been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer. In recent years, we have strategically increased the number of homes that we start without a buyer (a spec home), which we generally build faster than build-to-order homes and which allow us to attract buyers who are looking for quicker move-in homes. We determine how many such homes to start within each community based on local market conditions, our current and planned sales pace, and our backlog and construction cadence for the community. As a result of weaker demand, we reduced the pace of our overall spec home starts over the past two quarters. We continue to monitor demand and other factors on a community-by-community basis and will make appropriate adjustments to our spec starts as market conditions evolve over the coming months.

Financial and Operational Highlights
In the three-month period ended July 31, 2025, we recognized $2.95 billion of revenues, consisting of $2.88 billion of home sales revenue and $64.1 million of land sales and other revenue, and net income of $369.6 million, as compared to $2.73 billion of revenues, consisting of $2.72 billion of home sales revenue and $3.5 million of land sales and other revenue, and net income of $374.6 million in the three-month period ended July 31, 2024.
In the three-month periods ended July 31, 2025 and 2024, the value of net contracts signed was $2.41 billion (2,388 homes) and $2.41 billion (2,490 homes), respectively.
In the nine-month period ended July 31, 2025, we recognized $7.54 billion of revenues, consisting of $7.43 billion of home sales revenues and $115.1 million of land sales and other revenues, and net income of $899.8 million, as compared to $7.51 billion of revenues, consisting of $7.30 billion of home sales revenues and $210.0 million of land sales and other revenues, and net income of $1.10 billion in the nine-month period ended July 31, 2024. Land sales and other revenue and net income in the nine-month period ended July 31, 2024 included $185.0 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In the nine-month periods ended July 31, 2025 and 2024, the value of net contracts signed was $7.32 billion (7,345 homes) and $7.41 billion (7,573 homes), respectively.
The value of our backlog at July 31, 2025 was $6.38 billion (5,492 homes), as compared to our backlog at July 31, 2024 of $7.07 billion (6,769 homes). Our backlog at October 31, 2024 was $6.47 billion (5,996 homes), as compared to backlog of $6.95 billion (6,578 homes) at October 31, 2023.
At July 31, 2025, we had $852.3 million of cash and cash equivalents and approximately $2.19 billion available under our $2.35 billion revolving credit facility (the “Revolving Credit Facility”). At July 31, 2025, we had no borrowings and we had approximately $158.5 million of outstanding letters of credit under the Revolving Credit Facility.
At July 31, 2025, we owned or controlled through options approximately 76,800 home sites, as compared to approximately 74,700 at October 31, 2024; and approximately 70,700 at October 31, 2023. Of the approximately 76,800 total home sites that we owned or controlled through options at July 31, 2025, we owned approximately 32,800 and controlled approximately 44,000 through options. Of the 32,800 home sites owned, approximately 19,000 were substantially improved. In addition, as of July 31, 2025, we expect to purchase approximately 10,700 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At July 31, 2025, we were selling from 420 communities, compared to 408 at October 31, 2024; and 404 at July 31, 2024.
At July 31, 2025, our total stockholders’ equity and our debt to total capitalization ratio were $8.10 billion and 0.27 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and nine months ended July 31, 2025 and 2024 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change
Revenues:
Home sales	$2,881.0	$2,724.5	6%	$7,428.2	$7,303.3	2%
Land sales and other	64.1	3.5	NM	115.1	210.0	(45)%
	2,945.1	2,727.9	8%	7,543.3	7,513.3	—%
Cost of revenues:
Home sales	2,142.8	1,977.2	8%	5,526.5	5,339.7	3%
Land sales and other	61.0	8.8	NM	110.5	31.9	246%
	2,203.7	1,985.9	11%	5,637.0	5,371.6	5%
Selling, general and administrative	253.7	244.8	4%	749.8	712.6	5%
Income from operations	487.7	497.2	(2)%	1,156.5	1,429.1	(19)%
Other
(Loss) income from unconsolidated entities	(1.0)	(10.5)	(90)%	1.7	(13.8)	(112)%
Other income – net	12.8	17.0	(25)%	40.1	49.2	(19)%
Income before income taxes	499.5	503.6	(1)%	1,198.4	1,464.6	(18)%
Income tax provision	129.9	129.0	1%	298.6	368.8	(19)%
Net income	$369.6	$374.6	(1)%	$899.8	$1,095.8	(18)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.4%	72.6%		74.4%	73.1%
Land sales and other cost of revenues as a percentage of land sales and other revenues	95.0%	252.8%		96.0%	15.2%
SG&A as a percentage of home sale revenues	8.8%	9.0%		10.1%	9.8%
Effective tax rate	26.0%	25.6%		24.9%	25.2%

Deliveries – units	2,959	2,814	5%	7,849	7,382	6%
Deliveries – average delivered price (in ‘000s)	$973.6	$968.2	1%	$946.4	$989.3	(4)%

Net contracts signed – value	$2,412.0	$2,407.5	—%	$7,323.6	$7,413.3	(1)%
Net contracts signed – units	2,388	2,490	(4)%	7,345	7,573	(3)%
Net contracts signed – average contracted price (in ‘000s)	$1,010.1	$966.9	4%	$997.1	$978.9	2%

	At July 31,			At October 31,
	2025	2024	% Change	2024	2023	% Change
Backlog – value	$6,376.2	$7,066.6	(10)%	6,467.8	6,945.3	(7)%
Backlog – units	5,492	6,769	(19)%	5,996	6,578	(9)%
Backlog – average contracted price (in ‘000s)	$1,161.0	$1,044.0	11%	$1,078.7	$1,055.8	2%
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

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended July 31, 2025 compared to the three months ended July 31, 2024
The increase in home sale revenues for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, was primarily attributable to a 5% increase in the number of homes delivered and a 1% increase in the average price of homes delivered. The increase in the number of homes delivered in the three months ended July 31, 2025 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily as a result of improvement in construction cycle times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, most significantly in the North, Mid-Atlantic, and South regions. The slight increase in the average delivered home price was mainly due to the mix of deliveries in the quarter, with an increased number of more expensive product types being delivered in our North region, offset, in part, by an increase in the number of less expense product types delivered in our Pacific region.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, was principally due to a shift in the mix of revenues to lower margin products/geographic regions, most notably in the Pacific region, and higher inventory impairment charges in the fiscal 2025 period. In addition, the fiscal 2025 period was impacted by an increase in sales incentives.
Nine months ended July 31, 2025 compared to the nine months ended July 31, 2024
Home sale revenues for the nine months ended July 31, 2025 increased 2% when compared to the nine months ended July 31, 2024. In the period, a 6% increase in the number of homes delivered was offset by a 4% decrease in the average price of homes delivered. The increase in the number of homes delivered in the nine months ended July 31, 2025 was primarily due to an increase in operating communities, more deliveries of spec homes, and a higher backlog conversion in the nine months ended July 31, 2025, primarily as a result of improvement in build times. These factors were offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, most significantly in the North, Mid-Atlantic, and South regions. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions, including spec homes, most notably from fewer deliveries in the Pacific region and greater deliveries in the Mountain region.
The increase in home sales cost of revenues, as a percentage of home sales revenues, for the nine months ended July 31, 2025, as compared to the nine months ended July 31, 2024, was principally due to a shift in the mix of revenues to lower margin products/geographic regions and higher inventory impairment charges in the fiscal 2025 period, partially offset by lower interest expense as a percentage of home sales revenues. In the nine months ended July 31, 2025 and 2024, interest expense, as a percentage of home sales revenues, was 1.1% and 1.2%, respectively. In addition, the fiscal 2025 period was impacted by an increase in sales incentives.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our urban luxury condominium communities. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales. The decrease in land sales and other revenues during the nine months ended July 31, 2025 compared to the nine months ended July 31, 2024 were primarily due to the sale of a land parcel in the second quarter of 2024 to a commercial developer for net cash proceeds of $180.7 million which resulted in a pre-tax gain of $175.2 million, and which did not recur in the fiscal 2025 periods.
Land sales and other cost of revenues as a percentage of land sales and other revenues can vary period to period depending on the mix of sales to joint ventures versus third parties. The increase in land sales and other cost of revenues, as a percentage of land sales and other revenues, in the nine months ended July 31, 2025 was primarily impacted by the $180.7 million land parcel sale in the second quarter of 2024 described above, which carried a low basis. In addition, we recognized $0.7 million and $2.6 million of impairment charges in the three-month and nine-month periods ended July 31, 2025, respectively, in connection with planned land sales, respectively. This compares to $3.8 million and $4.4 million of land sales and other impairment charges recognized in the three and nine months ended July 31, 2024, respectively.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $8.9 million in the three-month period ended July 31, 2025, as compared to the three-month period ended July 31, 2024. As a percentage of home sales revenues, SG&A expenditures were 8.8% of home sales revenues in the three months ended July 31, 2025, as compared to 9.0% in the three months ended July 31, 2024. The dollar increase in SG&A expenditures was due primarily to higher payroll, insurance and marketing costs. These increases were offset, in part, by modestly lower selling commissions.
SG&A expenditures increased by $37.3 million in the fiscal 2025 nine-month period, as compared to the fiscal 2024 nine-month period. As a percentage of home sales revenues, SG&A expense was 10.1% in the fiscal 2025 period versus 9.8% in the fiscal 2024 period. The dollar increase in SG&A expenditures was primarily due to higher payroll, marketing and insurance costs. These increases were offset, in part, by modestly lower selling commissions.
Income from Unconsolidated Entities
In the three-month period ended July 31, 2025, we recognized a loss from unconsolidated entities of $1.0 million as compared to a loss of $10.5 million in the prior year period. The decrease in loss was primarily due to a $15.5 million gain in the fiscal 2025 period related to increased earnings at one of our Home Building Joint Ventures, and increased earnings at one of our Land Development Joint Ventures.
In the nine-month period ended July 31, 2025, we recognized income from unconsolidated entities of $1.7 million, as compared to a loss of $13.8 million in the prior year period. The increase was primarily due to a $15.5 million gain in the fiscal 2025 period related to our share of the gain from the sale of a stabilized rental property by one of our Rental Property Joint Ventures, increased earnings at one of our Home Building Joint Ventures, and increased earnings at one of our Land Development Joint Ventures. These increases were offset, in part, by higher losses from certain Rental Property Joint Ventures and two Home Building Joint Ventures. Additionally, in the fiscal 2024 period, we recognized $21.0 million related to our share of the gain from a property sale by one of our Rental Property Joint Ventures.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Interest income	$6,955	$9,033	$22,978	$28,508
Income from ancillary businesses	6,548	5,405	14,737	11,152
Management fee income earned by home building operations	925	985	2,696	3,291
Other	(1,635)	1,527	(288)	6,283
Total other income – net	$12,793	$16,950	$40,123	$49,234
The decreases in interest income in the three-month and nine-month periods ended July 31, 2025 was primarily due to lower average cash balances in the fiscal 2025 periods.
The increases in income from ancillary businesses in the three-month and nine-month periods ended July 31, 2025 were mainly due to increased earnings from our mortgage operations due to higher closing volume and a reduction in net write-offs in our Apartment Living operations in the 2025 periods. In the three- and nine-month periods ended July 31, 2024, we recognized $1.8 million and $6.7 million, respectively, of net write-offs in Apartment Living as compared to $0.1 million and $4.5 million in the corresponding periods in 2025, respectively. These positives were offset, in part, by reduced management fees related to our high-rise urban luxury condominium operations as a result of decreased closing volume. Further, the nine-month period ended July 31, 2024 included a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business that did not recur in fiscal 2025.
The decreases in management fee income earned by our home building operations in the three-month and nine-month periods ended July 31, 2025 were primarily related to a decrease in fees from certain of our Home Building Joint Ventures.
The decrease in “other” in the nine-month period ended July 31, 2025 was primarily due to a $5.0 million gain related to our investment in a privately held company that sold substantially all of its assets to a third party in the fiscal 2024 period, which did not recur in fiscal 2025.

Income Before Income Taxes
For the three-month period ended July 31, 2025, we reported income before income taxes of $499.5 million, as compared to $503.6 million in the three-month period ended July 31, 2024.
For the nine-month period ended July 31, 2025, we reported income before income taxes of $1.20 billion, as compared to $1.46 billion in the nine-month period ended July 31, 2024.
Income Tax Provision
In the three-month periods ended July 31, 2025 and 2024, we recognized income tax provisions of $129.9 million and $129.0 million, respectively. Based upon the federal statutory rate of 21.0% for the fiscal 2025 and 2024 periods, our federal tax provisions would have been $104.9 million and $105.8 million in the three-month periods ended July 31, 2025 and 2024, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and permanent differences.
We recognized income tax provisions of $298.6 million and $368.8 million in the nine-month periods ended July 31, 2025 and 2024, respectively. The effective tax rate was 24.9% for the nine months ended July 31, 2025, compared to 25.2% for the nine months ended July 31, 2024. Based upon the federal statutory rate of 21.0% for each period, our federal tax provisions would have been $251.7 million and $307.6 million in the nine-month periods ended July 31, 2025 and 2024, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and other permanent differences, offset, in part, by excess tax benefits related to stock-based compensation. The decrease in the effective tax rate for the nine months ended July 31, 2025 compared to the nine months ended July 31, 2024 was primarily due to an increase in excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended July 31, 2025 and 2024, the value of net contracts signed was $2.41 billion (2,388 homes) and $2.41 billion (2,490 homes), respectively. The aggregate value of net contracts signed increased $4.5 million, or 0.2%, in the three-month period ended July 31, 2025, as compared to the three-month period ended July 31, 2024. The increase in the aggregate value of net contracts signed was due to a 4.5% increase in the average value of each signed contract partially offset by a 4.1% decrease in the number of net contracts signed. The decrease in the number of net contracts signed was primarily due to a softer overall demand environment in fiscal 2025 compared to fiscal 2024.
In the nine-month periods ended July 31, 2025 and 2024, the value of net contracts signed was $7.32 billion (7,345 homes) and $7.41 billion (7,573 homes), respectively. The aggregate value of net contracts signed decreased $89.7 million, or 1.2%, in the nine-month period ended July 31, 2025, as compared to the nine-month period ended July 31, 2024. The decrease in the aggregate value of net contracts signed was due to a 3.0% decrease in the number of net contracts signed partially offset by a 1.9% increase in the average value attributed to each signed contract. The decrease in the number of net contracts signed primarily reflects a softer overall demand environment in fiscal 2025 compared to fiscal 2024.
Backlog
The value of our backlog at July 31, 2025 decreased 10% to $6.38 billion (5,492 homes), as compared to $7.07 billion (6,769 homes) at July 31, 2024. Our backlog at October 31, 2024 and 2023 was $6.47 billion (5,996 homes) and $6.95 billion (6,578 homes), respectively. The decrease in the value of our backlog at July 31, 2025 as compared to July 31, 2024, was due to a 19% decrease in the number of homes in backlog partially offset by an 11% increase in the average contracted price per home. The decrease in the number of homes in backlog was primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered, as a much larger percentage of spec homes are contracted for and delivered within a quarter (and therefore are not included in our quarter-end backlog) as compared to build-to-order homes.
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
At July 31, 2025, we had $852.3 million of cash and cash equivalents on hand and approximately $2.19 billion available for borrowing under our Revolving Credit Facility. The Revolving Credit Facility, which is scheduled to mature on February 7, 2030, provides us with a committed borrowing capacity of $2.35 billion, which we have the ability to increase to up to $3.00 billion with the consent of lenders. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. Our $650.0 million Term Loan Facility is also scheduled to mature on February 7, 2030 and is also guaranteed by Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries.
In the third quarter of 2025, we issued $500.0 million principal amount of 5.600% Senior Notes due 2035 and redeemed the $350.0 million of then-outstanding principal amount of 4.875% Senior Notes due November 15, 2025.
Short-term Liquidity and Capital Resources
For the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds also includes interest and principal payments on current and future debt. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations, although we may from time to time access other sources. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of July 31, 2025, while others are considered future commitments and not included. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facilities,” and Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for amounts outstanding as of July 31, 2025, related to debt and commitments and contingencies, respectively.

We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At July 31, 2025, we had investments in these entities of $1.12 billion and were committed to invest or advance up to an additional $353.8 million to these entities if they require additional funding. At July 31, 2025, we had agreed to terms for the acquisition of 924 home sites from five joint ventures for an estimated aggregate purchase price of $123.9 million. We also expect to purchase approximately 10,700 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of July 31, 2025, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2025, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $2.65 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $574.8 million to be our maximum exposure related to repayment and carry cost guarantees. At July 31, 2025, the unconsolidated entities had borrowed an aggregate of $1.94 billion, of which we estimate $523.0 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 8.4 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of July 31, 2025, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facilities” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At July 31, 2025 and October 31, 2024, we had $938.3 million and $1.37 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the nine-month period ended July 31, 2025 was $312.4 million. Cash provided by operating activities during the fiscal 2025 period was primarily related to net income (adjusted for depreciation and amortization, impairments, stock-based compensation, income and distributions of earnings from unconsolidated entities, and deferred taxes); an increase in accounts payable and accrued expenses; an increase in current income taxes – net and mortgage loans sold, net of mortgage loans originated. This activity is offset, in part, by an increase in inventory, an increase in receivables, prepaid expenses, and other assets, and a decrease in customer deposits – net.
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
Investing Activities
In the nine-month period ended July 31, 2025, cash used in investing activities was $240.2 million, which was primarily related to $250.4 million used to fund our investments in unconsolidated entities and $58.4 million used for the purchase of property and equipment. This activity was offset, in part, by $64.9 million of cash received as returns from our investments in unconsolidated entities.
In the nine-month period ended July 31, 2024, cash used in investing activities was $116.0 million, which was primarily related to $134.5 million used to fund our investments in unconsolidated entities and $55.5 million used for the purchase of property and equipment. This activity was offset, in part, by $74.3 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $504.4 million of cash in financing activities in the nine-month period ended July 31, 2025, primarily for the repurchase of $404.3 million of our common stock, $350.0 million for the redemption of senior notes, payments of $100.9 million of loans payable, net of borrowings, the payment of dividends on our common stock of $73.3 million, $62.3 million of payments related to repurchases from land bank programs, $21.3 million of payments related to stock-based benefit plans - net and $13.1 million of debt issuance costs. This activity was offset, in part, by $498.2 million of proceeds from the issuance of senior notes and $22.1 million of proceeds related to sales to land bank programs.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At July 31, 2025, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.75 billion aggregate principal amount of senior notes maturing on various dates between March 15, 2027 and June 15, 2035 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

July 31, 2025
Assets
Cash	$686.5
Inventory	$10,911.8
Amount due from Non-Guarantor Subsidiaries	$882.0
Total assets	$13,225.4

Liabilities & Stockholders' Equity
Loans payable	$933.1
Senior notes	$1,741.0
Total liabilities	$5,550.5
Stockholders' equity	$7,674.9
Summarized Statement of Operations Data (amounts in millions):

For the nine months ended July 31, 2025
Revenues	$7,441.0
Cost of revenues	$5,566.2
Selling, general and administrative	$746.7
Income before income taxes	$1,146.0
Net income	$860.4

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
Units Delivered and Revenues:

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$438.7	$375.1	17%	409	386	6%	$1,072.6	$971.8	10%
Mid-Atlantic	400.7	335.7	19%	435	362	20%	$921.2	$927.4	(1)%
South	757.9	776.3	(2)%	932	934	—%	$813.2	$831.1	(2)%
Mountain	730.2	670.0	9%	816	774	5%	$894.9	$865.7	3%
Pacific	553.1	566.4	(2)%	367	358	3%	$1,507.0	$1,581.9	(5)%
Total home building	2,880.6	2,723.5	6%	2,959	2,814	5%	$973.5	$967.8	1%
Other	0.4	1.0
Total home sales revenue	2,881.0	2,724.5	6%	2,959	2,814	5%	$973.6	$968.2	1%
Land sales and other revenue	64.1	3.5
Total revenue	$2,945.1	$2,727.9

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,071.9	$983.0	9%	1,045	1,024	2%	$1,025.7	$960.0	7%
Mid-Atlantic	958.7	976.0	(2)%	1,080	1,017	6%	$887.7	$959.7	(8)%
South	2,022.8	1,967.5	3%	2,456	2,369	4%	$823.6	$830.5	(1)%
Mountain	2,042.8	1,727.0	18%	2,335	1,945	20%	$874.9	$887.9	(1)%
Pacific	1,332.4	1,650.0	(19)%	933	1,027	(9)%	$1,428.1	$1,606.6	(11)%
Total home building	7,428.6	7,303.5	2%	7,849	7,382	6%	$946.4	$989.4	(4)%
Other	(0.4)	(0.2)
Total home sales revenue	7,428.2	7,303.3	2%	7,849	7,382	6%	$946.4	$989.3	(4)%
Land sales and other revenue	115.1	210.0
Total revenue	$7,543.3	$7,513.3
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$431.3	$334.7	29%	407	329	24%	$1,059.6	$1,017.3	4%
Mid-Atlantic	369.0	340.4	8%	385	354	9%	$958.4	$961.6	—%
South	524.2	626.9	(16)%	659	763	(14)%	$795.5	$821.6	(3)%
Mountain	575.6	658.1	(13)%	653	721	(9)%	$881.5	$912.7	(3)%
Pacific	511.9	447.4	14%	284	323	(12)%	$1,802.5	$1,385.1	30%
Total consolidated	$2,412.0	$2,407.5	—%	2,388	2,490	(4)%	$1,010.1	$966.9	4%

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,154.9	$1,085.7	6%	1,097	1,066	3%	$1,052.8	$1,018.5	3%
Mid-Atlantic	1,089.2	928.0	17%	1,150	976	18%	$947.1	$950.8	—%
South	1,754.2	1,843.6	(5)%	2,112	2,230	(5)%	$830.6	$826.7	—%
Mountain	1,805.2	1,971.5	(8)%	2,057	2,206	(7)%	$877.6	$893.7	(2)%
Pacific	1,520.1	1,584.5	(4)%	929	1,095	(15)%	$1,636.3	$1,447.0	13%
Total consolidated	$7,323.6	$7,413.3	(1)%	7,345	7,573	(3)%	$997.1	$978.9	2%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,021.2	$1,067.7	(4)%	907	998	(9)%	$1,126.0	$1,069.8	5%
Mid-Atlantic	956.2	906.3	6%	856	904	(5)%	$1,117.1	$1,002.6	11%
South	1,543.3	1,972.2	(22)%	1,659	2,173	(24)%	$930.2	$907.6	2%
Mountain	1,410.8	1,824.8	(23)%	1,317	1,838	(28)%	$1,071.2	$992.8	8%
Pacific	1,444.7	1,295.6	12%	753	856	(12)%	$1,918.6	$1,513.6	27%
Total consolidated	$6,376.2	$7,066.6	(10)%	5,492	6,769	(19)%	$1,161.0	$1,044.0	11%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
North	$937.5	$964.1	(3)%	855	956	(11)%	$1,096.5	$1,008.5	9%
Mid-Atlantic	824.8	953.0	(13)%	786	945	(17)%	$1,049.4	$1,008.4	4%
South	1,807.5	2,093.4	(14)%	2,003	2,312	(13)%	$902.4	$905.5	—%
Mountain	1,645.5	1,577.7	4%	1,595	1,577	1%	$1,031.7	$1,000.5	3%
Pacific	1,252.5	1,357.1	(8)%	757	788	(4)%	$1,654.6	$1,722.2	(4)%
Total consolidated	$6,467.8	$6,945.3	(7)%	5,996	6,578	(9)%	$1,078.7	$1,055.8	2%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	% Change	2025	2024	% Change

North	$97.0	$64.6	50%	$207.4	$149.1	39%
Mid-Atlantic	71.3	73.4	(3)%	168.0	377.5	(55)%
South	146.9	161.2	(9)%	400.1	386.1	4%
Mountain	137.9	113.8	21%	356.6	275.9	29%
Pacific	106.0	145.9	(27)%	233.8	420.4	(44)%
Total home building	559.1	558.9	—%	1,365.9	1,609.0	(15)%
Corporate and other	(59.6)	(55.3)	(8)%	(167.5)	(144.4)	(16)%
Total consolidated	$499.5	$503.6	(1)%	$1,198.4	$1,464.6	(18)%
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

FISCAL 2025 COMPARED TO FISCAL 2024
North

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$438.7	$375.1	17%	$1,071.9	$983.0	9%
Units delivered	409	386	6%	1,045	1,024	2%
Average delivered price ($ in thousands)	$1,072.6	$971.8	10%	$1,025.7	$960.0	7%

Net Contracts Signed:
Net contract value ($ in millions)	$431.3	$334.7	29%	$1,154.9	$1,085.7	6%
Net contracted units	407	329	24%	1,097	1,066	3%
Average contracted price ($ in thousands)	$1,059.6	$1,017.3	4%	$1,052.8	$1,018.5	3%

Home sales cost of revenues as a percentage of home sale revenues	73.2%	77.0%		74.2%	77.6%

Income before income taxes ($ in millions)	$97.0	$64.6	50%	$207.4	$149.1	39%

Number of selling communities at July 31,	43	40	8%
The increase in the number of homes delivered in the fiscal 2025 periods were mainly due to increases in the number of spec homes delivered, offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The average prices of homes delivered in the fiscal 2025 periods increased compared to the fiscal 2024 periods primarily due to an increase in the mix of homes delivered in more expensive areas and/or products.
The increase in the number of net contracts signed in each fiscal 2025 period compared to the comparable prior year period was due to an increase in demand and an increase in the number of selling communities. The increase in the average value of each contract signed in each fiscal 2025 period was mainly due to an increase in the mix of contracts signed in more expensive areas and/or products, partially offset by an increase in sales incentives.
The increase in income before income taxes in each fiscal 2025 period was attributable to higher earnings from increased revenue, lower home sales cost of revenues, as a percentage of home sale revenues, and an increase in other income-net. The decrease in home sales cost of revenues, as a percentage of home sales revenues, in each fiscal 2025 period was primarily due to the increase in the mix of homes delivered in higher margin areas/products and by lower interest expense as a percentage of home sales revenues. The fiscal 2025 periods also benefited from higher income from unconsolidated entities, primarily from one Home Building Joint Venture.

Mid-Atlantic

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$400.7	$335.7	19%	$958.7	$976.0	(2)%
Units delivered	435	362	20%	1,080	1,017	6%
Average delivered price ($ in thousands)	$921.2	$927.4	(1)%	$887.7	$959.7	(8)%

Net Contracts Signed:
Net contract value ($ in millions)	$369.0	$340.4	8%	$1,089.2	$928.0	17%
Net contracted units	385	354	9%	1,150	976	18%
Average contracted price ($ in thousands)	$958.4	$961.6	—%	$947.1	$950.8	—%

Home sales cost of revenues as a percentage of home sale revenues	75.6%	70.8%		74.4%	72.0%

Income before income taxes ($ in millions)	$71.3	73.4	(3)%	$168.0	$377.5	(55)%

Number of selling communities at July 31,	65	50	30%
The number of homes delivered in the fiscal 2025 three-month period increased year over year. Although the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 was lower, the region delivered more spec homes in the fiscal 2025 three-month period. The average price of homes delivered in the fiscal 2025 three-month period was relatively flat compared to the fiscal 2024 period.
The number of homes delivered in the fiscal 2025 nine-month period increased year over year. Although the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 was lower, the region delivered more spec homes in the fiscal 2025 nine-month period. The average price of homes delivered in the fiscal 2025 nine-month period decreased compared to the fiscal 2024 period, primarily due to a shift in the number of homes delivered in less expensive areas.
The increase in the number of net contracts signed in each fiscal 2025 period was mainly due to an increase in the average number of selling communities, offset, in part by softer demand. The average values of signed contracts in each fiscal 2025 period was relatively flat compared to the prior year periods.
The decrease in income before income taxes in the fiscal 2025 three-month period was mainly due to an increase in home sales cost of revenues, as a percentage of home sales revenues, and higher SG&A costs. The percentage increase in home sales cost of revenues was principally due to a shift in the number of homes delivered to less expensive areas and/or products and an increase in impairment charges in the fiscal 2025 three-month period.
The decrease in income before income taxes in the fiscal 2025 nine-month period was mainly due to a pre-tax gain of $175.2 million related to the sale of a single parcel of land to a commercial developer during the nine months ended July 31, 2024, which did not recur in fiscal 2025. In addition, the fiscal 2025 nine-month period was impacted by lower earnings from decreased revenue, increases in home sales cost of revenues, as a percentage of home sales revenues, and higher SG&A costs. The percentage increase in home sales cost of revenues was principally due to a shift in the number of homes delivered to less expensive areas and/or products and an increase in inventory impairment charges in the fiscal 2025 nine-month period. Inventory impairment charges were $12.6 million and $5.6 million during the nine months ended July 31, 2025 and 2024, respectively.

South

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$757.9	$776.3	(2)%	$2,022.8	$1,967.5	3%
Units delivered	932	934	—%	2,456	2,369	4%
Average delivered price ($ in thousands)	$813.2	$831.1	(2)%	$823.6	$830.5	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$524.2	$626.9	(16)%	$1,754.2	$1,843.6	(5)%
Net contracted units	659	763	(14)%	2,112	2,230	(5)%
Average contracted price ($ in thousands)	$795.5	$821.6	(3)%	$830.6	$826.7	—%

Home sales cost of revenues as a percentage of home sale revenues	73.8%	71.3%		72.6%	72.1%

Income before income taxes ($ in millions)	$146.9	$161.2	(9)%	$400.1	$386.1	4%

Number of selling communities at July 31,	140	146	(4)%
The number of homes delivered in the fiscal 2025 three-month period was flat compared to the prior year period despite a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, as the region increased backlog conversion and the delivery of more spec homes in the period. The average price of homes delivered in each fiscal 2025 period was relatively flat with the fiscal 2024 period.
The number of homes delivered in the fiscal 2025 nine-month period increased year-over-year despite a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023, due primarily to higher backlog conversion and increased spec home deliveries.
The decrease in the number of net contracts signed in each fiscal 2025 period was due primarily to softer demand and a decrease in the average number of selling communities. The decrease in the average value of each contract signed in the fiscal 2025 three-month period was primarily due to a shift in the number of contracts signed to less expensive areas or product types, and increased sales incentives. The average value of each contract signed in the fiscal 2025 nine-month period was relatively flat with the fiscal 2024 period.
The decrease in income before income taxes in the fiscal 2025 three-month period was principally due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sale revenues, offset, in part by lower SG&A costs and higher other income - net. The percentage increase in home sales cost of revenues in the fiscal 2025 period was primarily due to a shift in product mix/areas to lower-margin areas and higher inventory impairment charges. Inventory impairment charges were $8.5 million and $2.3 million during the three months ended July 31, 2025 and 2024, respectively.
The increase in income before income taxes in the fiscal 2025 nine-month period was principally due to higher earnings from increased revenues, offset, in part, by higher SG&A costs and increased inventory impairment charges. Inventory impairment charges were $13.5 million and $3.0 million during the nine months ended July 31, 2025 and 2024, respectively.

Mountain

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$730.2	$670.0	9%	$2,042.8	$1,727.0	18%
Units delivered	816	774	5%	2,335	1,945	20%
Average delivered price ($ in thousands)	$894.9	$865.7	3%	$874.9	$887.9	(1)%

Net Contracts Signed:
Net contract value ($ in millions)	$575.6	$658.1	(13)%	$1,805.2	$1,971.5	(8)%
Net contracted units	653	721	(9)%	2,057	2,206	(7)%
Average contracted price ($ in thousands)	$881.5	$912.7	(3)%	$877.6	$893.7	(2)%

Home sales cost of revenues as a percentage of home sale revenues	75.0%	76.2%		75.7%	76.9%

Income before income taxes ($ in millions)	$137.9	$113.8	21%	$356.6	$275.9	29%

Number of selling communities at July 31,	115	122	(6)%
The increase in the number of homes delivered in each fiscal 2025 period was mainly due to higher backlog conversion, an increase in spec homes delivered, and an increase in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The average price of homes delivered in the fiscal 2025 three-month period increased compared with the fiscal 2024 period primarily due to a shift in the number of homes delivered in more expensive areas. The average price of homes delivered in the fiscal 2025 nine-month period was relatively flat compared with the fiscal 2024 period.
The decrease in the number of net contracts signed in each fiscal 2025 period was primarily due to softer demand and a decrease in the number of selling communities. The decrease in the average value of each contract signed in each fiscal 2025 period was mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The increase in income before income taxes in each fiscal 2025 period was due mainly to higher earnings from increased revenues in the fiscal 2025 periods and lower home sales cost of revenues, as a percentage of home sale revenues. The fiscal 2025 nine-month period was also impacted by higher SG&A costs. The percentage decrease in home sales cost of revenues in each fiscal 2025 period was primarily due to a shift in product mix/areas to higher-margin areas. The nine-month fiscal 2025 period also benefited from lower inventory impairment charges. Inventory impairment charges were $15.3 million and $25.7 million during the nine months ended July 31, 2025 and 2024, respectively.

Pacific

	Three months ended July 31,			Nine months ended July 31,
	2025	2024	Change	2025	2024	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$553.1	$566.4	(2)%	$1,332.4	$1,650.0	(19)%
Units delivered	367	358	3%	933	1,027	(9)%
Average delivered price ($ in thousands)	$1,507.0	$1,581.9	(5)%	$1,428.1	$1,606.6	(11)%

Net Contracts Signed:
Net contract value ($ in millions)	$511.9	$447.4	14%	$1,520.1	$1,584.5	(4)%
Net contracted units	284	323	(12)%	929	1,095	(15)%
Average contracted price ($ in thousands)	$1,802.5	$1,385.1	30%	$1,636.3	$1,447.0	13%

Home sales cost of revenues as a percentage of home sale revenues	74.6%	68.3%		75.0%	68.2%

Income before income taxes ($ in millions)	$106.0	$145.9	(27)%	$233.8	$420.4	(44)%

Number of selling communities at July 31,	57	46	24%
The decrease in the number of homes delivered in the fiscal 2025 nine-month period was mainly due to the lower number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023 and lower backlog conversion. The number of homes delivered in the fiscal 2025 three-month period increased slightly compared to the 2024 three-month period due to an increase in spec deliveries. The average price of homes delivered decreased in each fiscal 2025 period primarily due to a shift in the number of contracts delivered to less expensive areas and/or product types.
The decrease in the number of net contracts signed in each fiscal 2025 period was primarily due to softer demand, offset, in part, by an increase in the number of selling communities in the fiscal 2025 periods. The increase in the average value of each contract signed in each fiscal 2025 period was primarily due to a shift in the number of contracts signed to more expensive areas or product types.
The decrease in income before income taxes in each fiscal 2025 period was mainly due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sales revenues. The percentage increase in home sales cost of revenues was primarily due to a shift in product mix/areas to lower-margin areas and an increase in inventory impairment charges in the fiscal 2025 periods. Inventory impairment charges were $5.4 million and $0.1 million during the three months ended July 31, 2025 and 2024, respectively. Inventory impairment charges were $7.0 million and $0.1 million during the nine months ended July 31, 2025 and 2024, respectively. These were offset in part by lower SG&A costs in the nine-month fiscal 2025 period.
Corporate and Other
In the three months ended July 31, 2025 and 2024, loss before income taxes was $59.6 million and $55.3 million, respectively. The increase was principally due to higher SG&A costs and higher losses from unconsolidated entities. In addition, we recognized lower interest income in the fiscal 2025 period primarily due to lower average cash balances. These decreases were partially offset by increased earnings from our mortgage operations due to higher closing volume. In addition, we recognized $1.8 million of net write-offs related to our Apartment Living operations in the fiscal 2024 period that did not recur in the fiscal 2025 period.
In the nine months ended July 31, 2025 and 2024, loss before income taxes was $167.5 million and $144.4 million, respectively. The increase in the loss before income taxes in the fiscal 2025 period was principally due to higher SG&A costs and higher losses from unconsolidated entities, and a decrease in other income - net. The higher losses from unconsolidated entities was primarily due to a $21.0 million gain we recognized in the fiscal 2024 period related to a property sale by one of our Rental Property Joint Ventures, while we only recognized $18.2 million of such gains in the fiscal 2025 period. The decrease in other income - net was primarily due to gains recognized in fiscal 2024 that did not recur in fiscal 2025. Specifically, in the fiscal 2024 period, we recognized a $5.0 million gain related to an investment in a privately held company that sold substantially all of its assets to a third party and a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business.

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
The table below sets forth, at July 31, 2025, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a),(b)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2025	$66,826	5.18%	$—
2026	83,141	4.58%	264,619	6.55%
2027	507,779	4.92%	—
2028	411,503	4.31%	—
2029	13,213	3.35%	—
Thereafter	964,377	4.78%	650,000	5.20%
Discounts, premiums and deferred issuance costs - net	(15,708)		(3,231)
Total	$2,031,131	4.75%	$911,388	5.61%
Fair value at July 31, 2025	$2,017,061		$914,619
(a)    Based upon the amount of variable-rate debt outstanding at July 31, 2025, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $9.1 million per year, without consideration of the Company’s interest rate swap transactions.
(b)    In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the $650.0 million Term Loan Facility, which is included in the variable-rate debt column in the table above. The interest rate swaps effectively fix the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility through October 31, 2025. The spread was 0.90% as of July 31, 2025. These interest rate swaps were designated as cash flow hedges.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2025, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
May 1, 2025 to May 31, 2025	288	$104.53	288	12,967
June 1, 2025 to June 30, 2025	915	$109.32	915	12,052
July 1, 2025 to July 31, 2025	588	$117.70	588	11,464
Total	1,791		1,791
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2025, we withheld 1,160 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $126,200 of income tax withholdings and we issued the remaining 3,212 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2025, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
July 31, 2025.

Dividends
During the nine months ended July 31, 2025, we paid cash dividends of $0.73 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the nine months ended July 31, 2025, these limitations did not meaningfully restrict the amount of cash dividends that could have been paid. At July 31, 2025, these agreements permitted us to pay up to approximately $4.0 billion of cash dividends.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

4.1*
Thirty-Seventh Supplemental Indenture dated as of July 31, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee

4.2
Authorizing Resolution, dated as of June 10, 2025, relating to the $500,000,000 aggregate principal amount of 5.600% Senior Notes due 2035 of Toll Brothers Finance Corp., guaranteed on a senior basis by Toll Brothers, Inc. and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2025

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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, filed on August 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	August 28, 2025	By:	/s/ Martin P. Connor
Martin P. Connor Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 28, 2025	By:	/s/ Michael J. Grubb
Michael J. Grubb Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)