Form 10-K
period 2025-10-31
Toll Brothers, Inc.
filed 2025-12-19
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2025, the aggregate market value of our Common Stock held by non-affiliates (all persons other than executive officers and directors of Registrant) of the Registrant was approximately $9,852,684,000.
As of December 17, 2025, there were approximately 95,003,000 shares of our Common Stock outstanding.
Documents Incorporated by Reference: Portions of the proxy statement of Toll Brothers, Inc. with respect to the 2026 Annual Meeting of Stockholders, scheduled to be held on March 10, 2026, are incorporated by reference into Part III of this report.

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
General
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached home, attached home, master-planned, and urban low-, mid-, and high-rise communities. In recent years, we have pursued a strategy of broadening our product lines, price points and geographic footprint, as well as increasing the number of quick move-in (or “spec”) homes that we sell relative to our traditional build-to-order homes. We cater to luxury first-time, move-up, empty-nester (move-down), active-adult and second-home buyers in the United States. We also design, build, market, and sell high-density, high-rise urban luxury condominiums with third-party joint venture partners through Toll Brothers City Living® (“City Living”). At October 31, 2025, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2025, we delivered 52,203 homes from 1,061 communities, including 11,292 homes from 556 communities in fiscal 2025. At October 31, 2025, we had 1,137 communities in various stages of planning, development or operations containing approximately 76,100 home sites that we owned or controlled through options. At fiscal year-end, we were selling from 446 of these communities.
Backlog consists of homes under contract but not yet delivered to our home buyers. We had a backlog of $5.49 billion (4,647 homes) at October 31, 2025; we expect to deliver approximately 98% of these homes in fiscal 2026.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology and landscaping subsidiaries. We also develop master-planned and golf course communities as well as operate, in certain regions, our own lumber distribution, house component assembly and manufacturing operations.
In addition to our residential for-sale business, we also develop and operate urban and suburban for-rent apartment and student housing communities (“Apartment Living”) primarily through joint ventures. These projects are located in various metropolitan areas throughout the country and have generally been operated or developed with partners under the brand names Toll Brothers Apartment Living® and Toll Brothers Campus Living®. At October 31, 2025, we or joint ventures in which we have an interest, controlled 73 land parcels as for-rent apartment or student housing projects containing approximately 22,300 planned or completed units.
On September 18, 2025, we announced our intention to exit the multifamily development business, beginning with the sale of our interests in approximately half of our portfolio, as well as our operating platform, to Kennedy Wilson for a purchase price of approximately $380 million, as adjusted to reflect investments in certain assets since the September announcement. In December 2025, we completed a significant portion of the sale to Kennedy Wilson, including our operating platform, with the remaining portion expected to occur in the first half of our fiscal 2026. In connection with the transaction, Kennedy Wilson has agreed to assume our management responsibilities for our retained interests in for-rent properties. We expect to sell our interests in these retained assets over time.
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
At October 31, 2025, our home building communities were operating in the following major suburban and urban residential markets:
•Boston, Massachusetts metropolitan area
•New Haven and Fairfield Counties, Connecticut
•Westchester and Dutchess Counties, New York
•New York metropolitan area

•Central and northern New Jersey
•Philadelphia, Pennsylvania metropolitan area
•Virginia and Maryland suburbs of Washington, D.C.
•Raleigh, Charlotte and Wilmington, North Carolina metropolitan areas
•Nashville, Tennessee
•Charleston, Greenville, Hilton Head and Myrtle Beach, South Carolina
•Atlanta, Georgia metropolitan area
•Southeast coast, southwest coast and the Panhandle of Florida
•Jacksonville, Orlando, and Tampa areas of Florida
•Detroit, Michigan metropolitan area
•Dallas, Houston, Austin, and San Antonio, Texas metropolitan areas
•Denver, Colorado metropolitan area, Fort Collins and Colorado Springs, Colorado
•Phoenix and Sedona, Arizona
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
While historically most of our homes have been sold on a build-to-order basis where we do not begin construction of the home until we have a signed contract with a customer, over the past three years, we have increased the number of spec homes in most of our communities, which are homes started without a signed agreement with a customer. In fiscal 2025 and 2024, approximately 54% and 49% of deliveries were spec homes, respectively. These homes allow us to compete more effectively with existing homes available in the market, especially for homebuyers that require a home within a short time frame. We sell our spec homes at various stages of construction, which allows many buyers of such homes to select their finishing options at our design studios. We determine our spec home strategy for each community based on local market factors and maintain a level of spec home inventory based on our current and planned sales pace and construction cadence for the community.

We are continuously developing new designs to replace or augment existing ones to ensure that our homes reflect current consumer tastes. Increasingly, we are modifying designs and the number of options we provide to offer our customers a curated experience while gaining efficiencies in the home building process, particularly with respect to our affordable luxury and spec homes. We use our own architectural staff and also engage third-party architectural firms to develop new designs.
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
We continue to pursue growth initiatives by expanding our product lines and price points to appeal to buyers across the demographic spectrum. We have also significantly expanded our geographic footprint over the past decade. In addition to our traditional “move-up” home buyer, we are focusing on the “empty-nester” market, the millennial and Gen Z generations, and the affordable luxury buyer.
We market to the “empty-nester” (or “move-down”) market, which we believe has strong growth potential. We have developed a number of home designs with features such as single-story living and first-floor primary bedroom suites, as well as communities with recreational amenities, such as golf courses, marinas, pool complexes, country clubs, and fitness and recreation centers that we believe appeal to this category of home buyer. We have integrated certain of these designs and features in some of our other home types and communities. As of October 31, 2025, we were selling from 81 age-restricted active-adult communities, in which at least one home occupant must be at least 55 years of age.
With the millennial generation in its prime family formation years and the Gen Z generation either in or approaching adulthood, we also continue to focus on these groups with our core suburban homes, affordable luxury offerings, and urban condominiums.
Through our City Living brand, we typically develop with third party joint venture partners, high-density, high-rise urban luxury communities to serve affluent move-up families, empty-nesters, and young professionals who are seeking to live in or close to major cities. We are currently developing one such community with a joint venture partner in West New York, New Jersey.
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
At October 31, 2025, we were selling homes from 446 communities, compared to 408 communities at October 31, 2024, and 370 communities at October 31, 2023.

The following table summarizes certain information with respect to our operating communities at October 31, 2025:

	Total number of operating communities	Number of selling communities	Homes approved	Homes closed	Homes under contract but not closed (Backlog)	Home sites available
North	67	55	5,826	2,632	833	2,361
Mid-Atlantic	73	68	6,491	2,141	708	3,642
South	177	153	19,257	8,108	1,561	9,588
Mountain	124	115	16,331	8,281	1,024	7,026
Pacific	59	55	5,596	2,817	521	2,258
Total	500	446	53,501	23,979	4,647	24,875
At October 31, 2025, significant site improvements had not yet commenced on approximately 11,000 of the 24,875 available home sites. Of the 24,875 available home sites, approximately 7,300 were not yet owned by us but were controlled through options.
Of our 500 operating communities at October 31, 2025, a total of 446 communities were offering homes for sale; with the remaining consisting primarily of sold out communities where not all homes had been completed and delivered. Of the 446 communities in which homes were being offered for sale at October 31, 2025, a total of 360 were detached home communities and 86 were attached home communities.
At October 31, 2025, we had 3,043 spec homes in our communities, of which 1,783 were under construction and 1,260 were completed.
As a result of the breadth of our products and geographic footprint, we have a wide range of base sales prices for our homes. The percentage of the 11,292 homes delivered in fiscal 2025 within the various ranges of base sales price was as follows:

Range of Base Sales Price	Percentage of Homes Delivered in Fiscal 2025
Less than $500,000	12%
$500,000 to $750,000	25%
$750,000 to $1,000,000	31%
$1,000,000 to 2,000,000	27%
More than $2,000,000	5%

Of the homes delivered in fiscal 2025, approximately 25% of our home buyers paid the full purchase price in cash; the remaining home buyers borrowed approximately 69% of the sales price of the home.
The table below provides the average value of all structural and finishing options purchased by our home buyers, including lot premiums and excluding incentives, as well as the value of these options and premiums as a percent of the base sales price of the homes purchased, excluding incentives, in fiscal 2025, 2024, and 2023:

	2025		2024		2023
	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price	Option value (in thousands)	Percent of base sales price
Overall	$202	24.5%	$206	24.9%	$224	26.5%
Detached	$224	26.7%	$232	27.3%	$251	29.2%
Attached	$128	16.4%	$125	16.4%	$136	17.0%
In general, the ability to purchase a premium lot or customize a home with structural options and interior finishes varies widely across our product lines and what stage of construction the home is in when a purchase contract is signed, which may result in significant variation in the option value as a percentage of base sales price. For example, our attached homes and our spec homes do not offer the opportunity for buyers to add significant structural options to their homes and thus they typically have a smaller option value as a percentage of base sales price.

For more information regarding revenues, net contracts signed, income (loss) before income taxes, and assets by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” in Item 7 of this Form 10-K.
Acquisitions
From time to time, we acquire home builders in order to expand our footprint and/or product offerings in an existing market or to enter a new market. These acquisitions are generally completed using available cash on hand and primarily consist of smaller privately-held builders. In fiscal 2025, 2024 and 2023, we did not make any acquisitions.
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
Our business is subject to many risks, including risks associated with obtaining the necessary approvals on a property and completing the land improvements on it. In order to reduce the financial risk associated with land acquisitions and holdings and to more efficiently manage our capital, where practicable, we enter into option agreements (also referred to herein as “land purchase contracts,” “purchase agreements,” or “options”) to purchase land on a non-recourse basis, thereby limiting our financial exposure to amounts expended in obtaining any necessary governmental approvals, the costs incurred in the planning and design of the community, and, in some cases, some or all of the cost of the option (also referred to as “deposits”). Option agreements enable us to obtain necessary governmental approvals before we acquire title to the land, and allow us to acquire lots over a specified period of time at contracted prices. The use of these agreements may increase our overall cost basis in the land that we eventually acquire, but reduces our risk by allowing us to obtain the necessary development approvals before we expend significant funds to acquire the land. In prior periods, during the time it took to obtain approvals, the value of the purchase agreements and land generally increased; however, in any given time period, this may not happen. We have the ability to extend some of these purchase agreements for varying periods of time, which in some cases would require an additional payment. Our purchase agreements are typically subject to numerous conditions, including, but not limited to, obtaining necessary governmental approvals for the proposed community. In certain instances, our deposit under an agreement may be returned to us if all approvals are not obtained, although predevelopment costs usually will not be recoverable. We generally have the right to cancel any of our agreements to purchase land by forfeiture of some or all of the deposits we have made pursuant to the agreement.
During fiscal 2025 and 2024, we acquired control of approximately 12,700 and 14,900 home sites, respectively, net of options terminated and lots sold. During fiscal year 2025 and 2024, we forfeited control of over 5,900 and 4,000 lots, respectively, that were subject to land purchase agreements primarily because the planned community no longer met our development criteria. At October 31, 2025, we owned or controlled approximately 76,100 home sites, as compared to approximately 74,700 home sites at October 31, 2024. At October 31, 2025 and October 31, 2024, the percentage of these home sites optioned was approximately 57% and 55%, respectively.
We, either alone or in joint venture, are developing several parcels of land for master-planned communities in which we intend to build homes on a portion of the lots, with the remaining lots being sold to other builders. At October 31, 2025, one of these master-planned communities was wholly owned, while the remaining communities were being developed through joint ventures with other builders or financial partners. At October 31, 2025, our Land Development Joint Ventures owned approximately 28,900 home sites. At October 31, 2025, we had agreed to acquire 832 home sites. We expect to purchase approximately 8,800 additional home sites from several of our Land Development Joint Ventures over a number of years.
Our ability and willingness to continue development activities over the long term will depend on, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land on acceptable terms.

The following is a summary of home sites for future communities (as distinguished from operating communities) that we either owned or controlled through options or purchase agreements at October 31, 2025:

	Number of communities	Number of home sites
North	114	8,320
Mid-Atlantic	127	8,140
South	169	13,143
Mountain	129	10,085
Pacific	98	6,892
Total	637	46,580
Of the 46,580 planned home sites at October 31, 2025, we owned 10,811 and controlled 35,769 through options and purchase agreements.
At October 31, 2025, the aggregate purchase price of land parcels subject to option and purchase agreements in both operating and future communities was approximately $7.54 billion (including $111.3 million of land to be acquired from joint ventures in which we have invested). Of the $7.54 billion of land purchase contracts, we paid or deposited $744.5 million. If we acquire all of these land parcels, we will be required to pay an additional $6.80 billion. The purchases of these land parcels are expected to occur over the next several years. We have additional land parcels under option that have been excluded from this aggregate purchase price because we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts. These option contracts have either been written off or written down to the estimated amount that we expect to recover when the contracts are terminated.
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
We have a two-step sales process that covers most, but not all, of our sales with some home buyers proceeding directly to the second step described below. The first step takes place when a potential home buyer visits one of our communities (either in person or virtually) and decides to purchase one of our homes. At this point the home buyer signs a non-binding reservation agreement. This agreement will reserve, for a short period of time, the home site or unit that the home buyer has selected, and caps the base price of the home. Because these reservation agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog. Reservation rates are tracked on a weekly basis to help us monitor the strength or weakness in demand in each of our communities. If demand for homes in a particular community is strong, we determine whether the base sales prices in that community should be increased. If demand for the homes in a particular community is weak, we determine whether or not sales incentives and/or discounts on home prices should be adjusted.
The second step in the sales process occurs when we sign a binding agreement of sale contract with the home buyer and the home buyer provides a significant cash down payment that is generally non-refundable. Cash down payments averaged approximately 7% of the total purchase price of a home in fiscal year 2025. Between the time that the home buyer signs the non-binding reservation agreement and the binding agreement of sale, which typically takes about three weeks, the home buyer is required to complete a financial questionnaire that allows us to determine whether the home buyer has the financial resources necessary to purchase the home. If we determine that the home buyer is not financially qualified, we will not enter into an agreement of sale. During fiscal 2025, 2024, and 2023, our customers signed net contracts for $9.85 billion (9,943 homes), $10.07 billion (10,231 homes), and $7.91 billion (8,077 homes), respectively. When we report net contracts signed, the number and value of contracts signed are reported net of all cancellations occurring during the reporting period, whether the cancelled contracts were originally signed in that reporting period or in a prior period. Additionally, all options selected during the reporting period are reported as sales in that reporting period regardless of when the original contract was signed. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period for which we are reporting are reported as contracts and included in backlog.
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

Information about the number and amount of loans funded by our mortgage subsidiary is contained in the table below.

Fiscal year	Total Toll Brothers, Inc. settlements (a)	TBMC financed settlements* (b)	Gross capture rate (b/a)	Amount financed (in millions)
2025	11,292	4,898	43.4%	$2,641.8
2024	10,813	4,114	38.0%	$2,131.2
2023	9,597	3,123	32.5%	$1,598.6
*    Amounts exclude referred loans, which amounted to 8.9%, 8.5%, and 9.5% of our home closings in fiscal 2025, 2024, and 2023, respectively.
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
At October 31, 2025, our mortgage subsidiary was committed to fund $1.64 billion of mortgage loans. Of these commitments, $188.0 million, as well as $194.1 million of mortgage loans receivable, had “locked-in” interest rates as of October 31, 2025. Our mortgage subsidiary funds its commitments through a combination of its own capital, capital provided from us, its loan facility, and the sale of mortgage loans to various investors. Our mortgage subsidiary has commitments from investors to acquire all $382.1 million of these locked-in loans and receivables. Our home buyers had not locked in the interest rate on the remaining $1.45 billion of mortgage loan commitments as of October 31, 2025.
Backlog
We had a backlog of $5.49 billion (4,647 homes) at October 31, 2025; $6.47 billion (5,996 homes) at October 31, 2024; and $6.95 billion (6,578 homes) at October 31, 2023. Of the 4,647 homes in backlog at October 31, 2025, approximately 98% are expected to be delivered by October 31, 2026. This delivery estimate is based on current expectations regarding our backlog conversion rate. Our backlog conversion rate can vary based on a number of factors, including the availability of subcontractors and qualified trades people; the availability of adequate utility infrastructure and services; the ability of municipalities to process permits, conduct inspections and take similar actions in a timely manner; and shortages, or delays in availability. See “Risk Factors – Risks Related to Our Business and Industry – Component shortages and increased costs of labor and supplies are beyond our control and can result in delays and increased costs to develop our communities” in Item 1A of this Form 10-K.
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
Investments in Unconsolidated Entities
We have investments in joint ventures (i) to develop lots for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) to develop for-sale homes (“Home Building Joint Ventures”); (iii) to develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”). At

October 31, 2025, we had investments of $1.03 billion in unconsolidated entities and were committed to invest or advance up to an additional $331.2 million to these unconsolidated entities if they require additional funding. Excluded from these investments in unconsolidated entities is $121.2 million that have been classified within “Real estate and related assets held for sale” on our Consolidated Balance Sheet as of October 31, 2025 and we have a remaining funding commitment of $23.5 million to these entities.
In fiscal 2025, 2024, and 2023, we recognized income (loss) from the unconsolidated entities in which we had an investment of $19.1 million, $(23.8) million, and $50.1 million, respectively. In addition, we earned construction and management fee income from these unconsolidated entities of $24.2 million in fiscal 2025, $40.0 million in fiscal 2024, and $39.2 million in fiscal 2023.
Land Development Joint Ventures
At October 31, 2025, we had investments in 21 Land Development Joint Ventures to develop land. Some of these Land Development Joint Ventures develop land for the sole use of the venture participants, including us, and others develop land for sale to the joint venture participants and to unrelated builders. At October 31, 2025, we had $553.4 million invested in our Land Development Joint Ventures and funding commitments of $315.5 million to 11 of the Land Development Joint Ventures which will be funded if additional investments in the ventures are required. At October 31, 2025, 15 of these joint ventures had aggregate loan commitments of $922.7 million and outstanding borrowings against these commitments of $547.8 million. At October 31, 2025, our Land Development Joint Ventures owned approximately 28,900 home sites.
At October 31, 2025, we had agreed to acquire 832 home sites from five of our Land Development Joint Ventures for an aggregate purchase price of approximately $111.3 million. In addition, we expect to purchase approximately 8,800 additional home sites over a number of years from several of these joint ventures. The purchase prices of these home sites will be determined at a future date. We count lots in these joint ventures as optioned lots if we have a contractual right to acquire them.
Home Building Joint Ventures
At October 31, 2025, we had a $14.8 million investment in one Home Building Joint Venture to develop luxury for-sale homes. The project is still under development and, in fiscal 2025, the value of net contracts signed by this Home Building Joint Venture was $4.8 million (2 homes). At October 31, 2025, this joint venture had an aggregate loan commitment of $63.5 million and outstanding borrowings against this commitment of $6.5 million.
Rental Property Joint Ventures
As noted above, on September 18, 2025, we agreed to sell our interests in approximately half of our Apartment Living portfolio to Kennedy Wilson for approximately $380 million.
Excluding our interests being sold to Kennedy Wilson, at October 31, 2025, we had an aggregate of $448.5 million of investments in 21 Rental Property Joint Ventures. At October 31, 2025, joint ventures in which we had an interest had aggregate loan commitments of $2.07 billion and outstanding borrowings against these commitments of $1.77 billion. These projects are located in multiple metropolitan areas throughout the country and have been operated or developed with joint venture partners.
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
Human Capital Resources
At October 31, 2025 and October 31, 2024, we employed approximately 4,900 persons full-time employees. We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. We are committed to cultivating a workplace where everyone is welcome and treated with fairness, dignity and respect. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.
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

FORWARD-LOOKING STATEMENTS
Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. One can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will,” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our build-to-order and spec strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues, profitability, margins and returns; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; impacts of tariffs; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our plans and expectations regarding our announced exit from the multifamily development business, including the disposition of our remaining assets; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the impact of public health or other emergencies.
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
ITEM 1A. RISK FACTORS
Risks Related to Our Business and Industry
Housing market demand fluctuations have adversely affected, and may continue to adversely affect our business, results of operations, and financial condition.
Demand for our homes is subject to fluctuations and difficult to predict, often due to factors outside of our control, such as employment levels, consumer confidence and spending, overall housing demand, availability of financing for homebuyers, interest rates, availability, quality and prices of new homes compared to existing inventory, and demographic trends. In a housing market downturn, our sales and results of operations are adversely affected; we may have significant inventory impairments and other write-offs; our gross margins are likely to decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.
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
The home building industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. In the long term, our operations depend on our ability to obtain land at reasonable prices for the development of our residential communities. At October 31, 2025, we had approximately 76,100 home sites that we owned or controlled through options. In the future, changes in the availability of land, competition for available land, availability of financing to acquire land (whether directly for us or indirectly through land banks or other land financing vehicles), zoning regulations that limit housing density, and other market conditions may hurt our ability to obtain land for new residential communities at acceptable prices. If the supply of land appropriate for the development of our residential communities becomes more limited because of these factors or for any other reason, the cost of land could increase and/or the number of homes that we are able to sell and build could be reduced.
Our ability to execute on our business strategies is uncertain, and we may be unable to achieve our goals.
We cannot guarantee that (i) our strategies, which include expanding our presence in existing markets and potential expansion into new markets, offering a wide variety of products and price points, becoming a more capital and operationally efficient home builder, and maintaining an appropriate balance of spec homes for sale relative to our build-to-order homes, and any related initiatives or actions (including home builder acquisitions or dispositions, like our previously disclosed planned exit from the multifamily development business), will be successful or that they will generate growth, earnings or returns at any particular level or within any particular time frame; (ii) in the future we will achieve positive operational or financial results or results in any particular metric or measure equal to or better than those attained in the past; or (iii) we will perform in any period as well as other home builders. We also cannot provide any assurance that we will be able to maintain our strategies, and any related initiatives or actions, in the future and, due to unexpectedly favorable or unfavorable market conditions or other factors, we may determine that we need to adjust, refine or abandon all or portions of our strategies, and any related initiatives or actions, though we cannot guarantee that any such adjustments will be successful. The failure of any one or more of our present strategies, or any related initiatives or actions, or the failure of any adjustments that we may pursue or implement, would likely have an adverse effect on our ability to increase the value and profitability of our business; on our ability to operate our business in the ordinary course; on our overall liquidity; and on our consolidated financial statements, and the effect, in each case, could be material.
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
A significant portion of our revenues and income from operations are concentrated in California. In addition, our gross margin in California tends to be higher than Company average. Factors beyond our control could have a material adverse effect on our revenues, gross margin and/or income from operations generated in California. These factors include, but are not limited to: changes in the regulatory and fiscal environment; prolonged economic downturns; high levels of foreclosures; lack of affordability; lack of suitable land for development at reasonable prices; lack of foreign buyer demand; severe weather including drought; natural disasters such as earthquakes and wildfires; the risk of local governments imposing building moratoriums and of state or local governments imposing regulations that increase building costs; environmental incidents; and declining population and/or growth rates and the related reduction in housing demand in this region. If home sale activity or sales prices decline in California, our costs may not decline at all or at the same rate and our inventory and lots owned or controlled in the state may be at risk of impairment. As a result, our consolidated financial results may be adversely affected.
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
Our quarterly operating results could fluctuate depending on the timing of completion of construction of our multi-unit condominium buildings, levels of pre-sales, and the relatively short delivery time of the pre-sold units once the building is completed. These sales can result in significant gains or losses that we recognize on our Consolidated Statements of Operations and Comprehensive Income as income from unconsolidated entities. The timing of these gains or losses cannot be predicted with certainty and, as a result, can cause our net income to fluctuate from quarter to quarter.
In addition to our residential for-sale business, we also develop, operate and/or sell for-rent apartments, which we accomplish mainly through joint ventures. As noted above, we have agreed to sell a substantial portion of our interests in our for-rent joint ventures and intend to entirely exit the business over time. Often, the joint venture through which we develop and lease-up a rental property sells the property to a third party or to the joint venture partner upon stabilization. These sales can result in significant gains or losses that we recognize on our Consolidated Statements of Operations and Comprehensive Income as income from unconsolidated entities. The timing of these gains or losses cannot be predicted with certainty and, as a result, can cause our net income to fluctuate from quarter to quarter.
Increases in cancellations of existing agreements of sale could have an adverse effect on our business.
Our backlog reflects agreements of sale with our home buyers for homes that have not yet been delivered. We have received a deposit from our home buyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the home buyer does not complete the purchase. In some cases, however, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the home buyer’s inability to obtain mortgage financing, the home buyer’s inability to sell their current home, or our inability to complete and deliver the home within the specified time. Home buyers may also choose to cancel their home agreement and forfeit their deposit. The amount of deposit that we require varies by community and market and may be insufficient to compel a home buyer to complete the purchase. At October 31, 2025, we had 4,647 homes with a sales value of $5.49 billion in backlog. If economic conditions decline, if mortgage financing becomes less available or more costly, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an increase in home buyers canceling their agreements of sale with us, which could have an adverse effect on our business and results of operations.
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
As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. In addition, insuring against construction defect and product liability claims has become increasingly difficult due to limited coverage options, high costs, lack of reinsurance options and the exit of insurers from the market. There can be no assurance that any form of insurance coverage will be available in the future or, if it is offered, that it will be available on reasonable terms. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate, or reasonably priced, insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, we may experience losses that could negatively impact our financial results.
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
Our quarterly operating results fluctuate with the seasons; normally, a significant portion of our agreements of sale are entered in the winter and spring months. Construction of our build-to-order homes typically proceeds after signing the agreement of sale with our customer and typically require nine to 12 months to complete, although construction times may extend beyond 12 months due to a variety of reasons, including high demand, labor shortages, supply chain disruption and municipal related delays. In addition, weather-related events may occur from time to time, delaying starts or closings or increasing costs and reducing profitability. In addition, delays in opening new communities or new sections of existing communities could have an adverse impact on home sales and revenues. Expenses are not incurred and recognized evenly throughout the year. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.
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
In the past, strong demand for homes combined with supply chain disruptions, labor shortages and municipal related delays caused our construction cycles to lengthen and the costs of building materials to increase. Longer construction cycles can lead to increased cancellation rates, lower customer satisfaction and brand diminishment. In addition, shortages and cost increases in building materials and tightness in the labor market can erode our profit margins and adversely affect our results of operations, especially if such disruptions, shortages and delays persist for extended periods of time. Changes in laws, government regulations, or enforcement priorities, such as the imposition of tariffs (in particular on materials imported from Canada or Mexico) or changes in immigration laws and/or their enforcement, could result in higher component costs, tighter overall labor conditions and a shortage of skilled tradespeople, which could in turn adversely affect our business.
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
Our business and results of operations depend substantially on our ability to obtain financing and lines of credit, whether from bank borrowings or from financing in the public debt markets. Our Revolving Credit Facility, which provides for $2.35 billion in committed borrowing capacity and letters of credit, and our $650.0 million term loan mature in February 2030. In addition,

$1.75 billion of our senior notes become due and payable at various times from March 2027 through June 2035. We cannot be certain that we will be able to replace existing financing and credit lines or find additional sources of financing in the future on favorable terms or at all.
Another source of credit and liquidity for us is our ability to use letters of credit and surety bonds to back certain performance-related obligations and as security for certain land option agreements and insurance programs. The majority of these letters of credit and surety bonds support our land development and construction obligations to various municipalities, other government agencies, and utility companies related to infrastructure construction. At October 31, 2025, we had outstanding letters of credit and surety bonds totaling $155.9 million and $1.14 billion, respectively. Our letters of credit are generally, but not always, issued under our Revolving Credit Facility, which contains certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and costs of operations could be adversely affected.
If we are not able to obtain suitable financing at reasonable terms or replace existing debt and credit facilities when they become due or expire, our costs for borrowings may increase and our revenues may decrease or we could be precluded from continuing our operations at current levels or expanding them.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds and credit we need to operate our business. Following the expiration of certain interest rate swaps in October 2025, the entire amount of interest we incur on our revolving bank credit facility and term loan fluctuates based on changes in short-term interest rates and the amount of borrowings we incur and letters of credit that are issued. Increases in interest rates generally and/or any downgrade in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.
If home buyers are not able to obtain suitable financing, our results of operations may decline.
Our results of operations also depend on the ability of a substantial portion of our potential home buyers to obtain mortgages for the purchase of our homes. Mortgage rates have increased significantly since January 2022, which has negatively impacted the overall housing market. A variety of factors, including market conditions and government actions could cause mortgage rates to increase even further in the future. Any uncertainty in the mortgage markets and its impact on the overall mortgage market, including the tightening of credit standards, future increases in the effective cost of home mortgage financing (including as a result of changes to federal tax law), and increased government regulation, could adversely affect the ability of our customers to obtain financing for a home purchase, thus preventing our potential home buyers from purchasing our homes. In addition, where our potential home buyers must sell their existing homes in order to buy a home from us, increases in mortgage costs and/or lack of availability of mortgages could prevent the buyers of our potential home buyers’ existing homes from obtaining the mortgages they need to complete their purchases, which would result in our potential home buyers’ inability to buy a home from us. Similar risks apply to those buyers whose contracts are in our backlog of homes to be delivered. If our home buyers, potential buyers, or buyers of our home buyers’ current homes cannot obtain suitable financing, our sales and results of operations could be adversely affected.
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
The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In 2020, the COVID-19 pandemic resulted in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time, which had an adverse impact on our business. In addition, the effects of the pandemic on economic activity, combined with strong demand for new homes that followed the initial onset of the pandemic, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages, all of which lengthened our construction cycle times. During the pandemic, overall economic conditions, as well as demand for our homes and our ability to conduct normal business operations became highly unpredictable. Outbreaks of contagious diseases may occur in the future, which could have a significant negative impact on the economy, our ability to conduct normal business operations and our results of operations and financial condition.
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
Our future success depends, to a significant degree, on the efforts of our senior management and our ability to attract and retain qualified personnel. Competition for qualified personnel in all of our operating markets, as well as within our corporate operations, is intense. Our operations could be adversely affected if key members of our senior management unexpectedly leave the Company; if we cannot attract qualified personnel to manage our business; or if we are unable to successfully manage transition matters as our senior executives retire, several of whom are retirement eligible under our various compensation plans.
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
We have engaged knowledgeable third parties to assist us in establishing and improving our policies, and monitoring and responding to cyber threats. Our processes and policies include the identification of those third-party relationships that have the greatest potential to expose us to cybersecurity threats and, upon identification, we conduct additional due diligence as a part of establishing those relationships. We also manage risks related to cybersecurity by maintaining insurance coverage as part of our overall insurance portfolio. For additional information concerning cybersecurity risks we face, see “Item 1A Risk Factors – Information technology failures and data security breaches could harm our business”.
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
Pursuant to our Information Technology Incident Response Plan (IRP), when a cybersecurity event has been identified through our detection processes, it is assessed in order to determine whether the event is a cybersecurity incident. Our IRP designates the primary manager of a cybersecurity incident, describes the parties who should be informed about the incident and outlines the processes for containment, eradication, recovery and resolution of the incident. Depending on the severity and impact of a cybersecurity threat, members of our senior management team, the Audit and Risk Committee and the full Board of Directors are notified of an incident and kept informed of the mitigation and remediation of the incident. We are not aware of any material cybersecurity incidents in the last three fiscal years.
ITEM 2. PROPERTIES
Headquarters
Our corporate office, which we lease from an unrelated party, contains approximately 163,000 square feet and is located in Fort Washington, Pennsylvania.
Manufacturing/Distribution Facilities
We own manufacturing facilities of approximately 225,000 square feet located in Morrisville, Pennsylvania; approximately 150,000 square feet located in Emporia, Virginia; approximately 30,500 square feet in Bartow, Florida; and 34,000-square feet in Culpepper, Virginia. We also lease, from unrelated parties, a facility of approximately 56,000 square feet located in Fairless Hills, Pennsylvania and two facilities of approximately 38,000 square feet, on a combined basis, located in Westfield, Massachusetts. At these facilities, our Toll Integrated Systems subsidiary manufactures open wall panels, roof and floor trusses, and certain interior and exterior millwork to supply a portion of our construction needs. These facilities supply components used in our North, Mid-Atlantic, and portions of our South geographic regions. These operations also permit us to purchase wholesale lumber, sheathing, windows, doors, certain other interior and exterior millwork, and other building materials to supply to our communities. We believe that increased efficiencies, cost savings, quality control and productivity result from the operation of these plants and from the wholesale purchase of materials.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock are listed on the New York Stock Exchange under the symbol “TOL.” On December 17, 2025, there were approximately 359 record holders of our common stock.
Issuer Purchases of Equity Securities
During the three months ended October 31, 2025, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of a publicly announced plan or program (c)	Maximum number of shares that may yet be purchased under the plan or program (c)
	(in thousands)		(in thousands)	(in thousands)
August 1, 2025 to August 31, 2025	307	$137.16	307	11,157
September 1, 2025 to September 30, 2025	897	$140.85	897	10,260
October 1, 2025 to October 31, 2025	583	$134.17	583	9,677
Total	1,787		1,787

(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended October 31, 2025, we withheld 453 of the shares subject to performance based restricted stock units and restricted stock units to cover approximately $60,900 of income tax withholdings and we issued the remaining 1,149 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
    Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended October 31, 2025, the net exercise method was not employed to exercise options.
(b)    Average price paid per share includes costs associated with the purchases, but excludes any excise tax that we accrue on our share repurchases.
(c)    On December 13, 2023, our Board of Directors authorized the repurchase of 20 million shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. This authorization terminated, effective December 13, 2023, all prior authorizations. Our Board of Directors did not fix any expiration date for the current share repurchase program.
    Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreements), which limit the amount of share repurchases we may make. Based upon these provisions, our ability to repurchase our common stock was limited to approximately $4.05 billion as of October 31, 2025.
Dividends
During fiscal 2025, we paid aggregate cash dividends of $0.98 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future, and the amount of any such dividend, will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the respective agreement), which restricts the amount of dividends we may pay. At October 31, 2025, under the provisions of our revolving credit agreement and term loan agreement, we could have paid up to approximately $4.24 billion of cash dividends.
Stockholder Return Performance Graph
The following graph and chart compares the five-year cumulative total return (assuming that an investment of $100 was made on October 31, 2020, and that dividends were reinvested) from October 31, 2020 to October 31, 2025, for (a) our common stock, (b) the S&P Homebuilding Index and (c) the S&P 500®:
Comparison of 5 Year Cumulative Total Return Among Toll Brothers, Inc., the S&P 500®, and
the S&P Homebuilding Index

$400
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025
Toll Brothers, Inc.
S&P 500®
S&P Homebuilding

October 31:	2020	2021	2022	2023	2024	2025
Toll Brothers, Inc.	$100.00	$143.95	$104.66	$174.05	$363.18	$337.56
S&P 500®	$100.00	$142.91	$122.03	$134.41	$185.51	$225.31
S&P 500 Homebuilding Index	$100.00	$132.63	$112.87	$159.00	$264.42	$227.37

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
OVERVIEW
Our Business
We design, build, market, sell, and arrange financing for an array of luxury residential single-family detached, attached, master-planned, resort-style golf, and urban low-, mid-, and high-rise communities, principally on land we develop and improve. In recent years, we have pursued a strategy of broadening our product lines, price points and geographic footprint, as well as increasing the number of spec homes that we sell relative to our traditional build-to-order homes. We cater to luxury first-time, move-up, empty-nester (move-down), active-adult, and second-home buyers in the United States. From time to time, we also design, build, market, and sell high-density, high-rise urban luxury condominiums, which we endeavor to do with third-party joint venture partners. At October 31, 2025, we were operating in 24 states and in the District of Columbia.
In the five years ended October 31, 2025, we delivered 52,203 homes from 1,061 communities, including 11,292 homes from 556 communities in fiscal 2025. At October 31, 2025, we had 1,137 communities in various stages of planning, development or operations containing approximately 76,100 home sites that we owned or controlled through options. At fiscal year-end, we were selling from 446 of these communities.
We operate our own architectural, engineering, mortgage, title, land development, insurance, smart home technology and landscaping subsidiaries. We also develop master-planned and golf course communities as well as operate, in certain regions, our own lumber distribution, house component assembly and component manufacturing operations.
In addition to our residential for-sale business, we have also developed and, in some cases operated, for-rent apartments generally through joint ventures. In September 2025, we announced plans to exit this business over time. See the section entitled “Apartment Living” below.
We have investments in various unconsolidated entities, including our Land Development Joint Ventures, Home Building Joint Ventures and Rental Property Joint Ventures.
Financial Highlights
In fiscal 2025, we recognized $10.97 billion of revenues, consisting of $10.84 billion of home sales revenues and $124.5 million of land sales and other revenues, and net income of $1.35 billion, as compared to $10.85 billion of revenues, consisting of $10.56 billion of home sales revenues and $283.4 million of land sales and other revenues, and net income of $1.57 billion in fiscal 2024. Land sales and other revenue, pre-tax income and net income in fiscal 2024 included $185.0 million, $175.2 million and $124.1 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.
In fiscal 2025 and 2024, the value of net contracts signed was $9.85 billion (9,943 homes) and $10.07 billion (10,231 homes), respectively. The value of our backlog at October 31, 2025 was $5.49 billion (4,647 homes), as compared to our backlog at October 31, 2024 of $6.47 billion (5,996 homes).
At October 31, 2025, we had $1.26 billion of cash and cash equivalents and approximately $2.19 billion available for borrowing under our $2.35 billion revolving credit facility (the “Revolving Credit Facility”). At October 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of approximately $155.9 million.
At October 31, 2025, our total equity and our debt to total capitalization ratio were $8.29 billion and 0.25 to 1.00, respectively.

Our Business Environment and Current Outlook
In the three months ended October 31, 2025, we signed 2,598 net contracts for an aggregate value of $2.53 billion, a decrease of 2% in units and 5% in dollars compared to the prior year period. For the full year, net signed contracts of approximately 9,943 units and $9.85 billion decreased 3% in units and 2% in dollars, respectively. On a per-community basis, contracts were also down in both the quarter and for the full year. Throughout the year, we experienced weakness in demand, which has continued into the first quarter of our fiscal 2026, and which we attribute to ongoing affordability pressures, especially at the lower end of the market, and volatile economic conditions that have negatively impacted consumer confidence. We have responded to these conditions by strategically managing our pricing, including by increasing incentives where necessary, to appropriately balance sales price and margin with pace, and to align our inventory levels with local sales environments. While the trajectory of near-term demand remains uncertain, we continue to believe the outlook for the new home market remains positive over the long term, as it is supported by strong fundamentals including favorable demographics, the structural undersupply of homes in the U.S. caused by over a decade of underproduction, the aging stock of existing homes, and wealth built up from years of stock market and home price appreciation.
Historically, most of our homes have been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer. In recent years, we have strategically increased the number of homes that we start without a buyer (a spec home), which we generally build faster than build-to-order homes and which allow us to attract buyers who are looking for quicker move-in homes. We determine how many such homes to start within each community based on local market conditions, our current and planned sales pace, and our backlog and construction cadence for the community. We continue to monitor demand and other factors on a community-by-community basis and will make appropriate adjustments to our spec starts as market conditions evolve.
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
During fiscal 2025 and 2024, we acquired control of approximately 12,700 and 14,900 home sites, respectively, net of options terminated and land sales. In fiscal 2025 and 2024 we forfeited control of approximately 5,900 and 4,000 optioned lots, respectively, primarily because the planned community no longer met our development criteria. At October 31, 2025, we controlled approximately 76,100 home sites, as compared to approximately 74,700 home sites at October 31, 2024, and approximately 70,700 home sites at October 31, 2023. In addition, at October 31, 2025, we expected to purchase approximately 8,800 additional home sites from several Land Development Joint Ventures in which we have an interest, at prices to be determined.
Of the approximately 76,100 total home sites that we owned or controlled through options at October 31, 2025, we owned approximately 33,000 and controlled approximately 43,100 through options. Of the 76,100 home sites, approximately 18,300 were substantially improved.
In addition, at October 31, 2025, our Land Development Joint Ventures owned approximately 28,900 home sites (including 832 home sites included in the 43,100 controlled through options).
At October 31, 2025, we were selling from 446 communities, compared to 408 communities at October 31, 2024, and 370 communities at October 31, 2023.
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
Apartment Living
In addition to our residential for-sale business, we have also developed and in some cases operated for-rent apartments and student housing projects generally through joint ventures. In fiscal 2025, three of our Rental Property Joint Ventures sold their assets to unrelated parties, resulting in aggregate gains of $146.1 million recognized by the joint ventures. From our investments in these joint ventures we received cash and recognized our share of the gains of $45.1 million in fiscal 2025. In fiscal 2024, three of our Rental Property Joint Ventures sold their assets, or we sold a portion of our ownership interest to unrelated parties, resulting in aggregate gains of $176.1 million recognized by the joint ventures. From our investments in these joint ventures we received cash and recognized our share of the gains of $24.1 million in fiscal 2024. In fiscal 2023, two of our Rental Property Joint Ventures sold their assets to unrelated parties, resulting in aggregate gains of $106.2 million recognized by the joint ventures. From our investments in these joint ventures, we received cash and recognized gains of $50.9 million in fiscal 2023. In addition, in fiscal 2023, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $16.0 million. The gains recognized from these sales are included in “Income (loss) from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income included in Item 15(a)1 of this Form 10-K.
At October 31, 2025, we, or joint ventures in which we have an interest, controlled 73 land parcels that are planned or operating as for-rent apartment projects containing approximately 22,300 units. On September 18, 2025, we announced our intention to exit the multi-family development business, beginning with the sale of our interests in approximately half of our portfolio, as well as our operating platform, to Kennedy Wilson for a purchase price of approximately $380 million, as adjusted to reflect investments in certain assets since the September announcement. This sale includes 44 land parcels that are in various stages of development containing approximately 13,400 units. In December 2025, we completed a significant portion of the sale to Kennedy Wilson, including our operating platform, with the remaining portion expected to occur in the first half of our fiscal 2026. In connection with the transaction, Kennedy Wilson has agreed to assume our management responsibilities for our retained interests in for-rent properties. We expect to sell our interests in these retained assets over time.
Contracts and Backlog
The aggregate value of net signed sales contracts decreased 2% in fiscal 2025 compared to fiscal 2024, from $10.07 billion (10,231 homes) to $9.85 billion (9,943 homes). This decrease was the result of a 3% decrease in the number of net contracts signed (despite a 9% increase in operating communities in fiscal 2025) and was offset by a 1% increase in the average value attributed to each contract signed. The decline in net signed contracts, in both units and dollars, was reflective of the overall weakness in demand that we experienced in fiscal 2025, which we attribute to ongoing affordability pressures, especially at the lower end of the market, and volatile economic conditions that have negatively impacted consumer confidence.
The value of our backlog at October 31, 2025, 2024, and 2023 was $5.49 billion (4,647 homes), $6.47 billion (5,996 homes), and $6.95 billion (6,578 homes), respectively. Approximately 98% of the homes in backlog at October 31, 2025 are expected to be delivered by October 31, 2026. The 15% decrease in the value of homes in backlog at October 31, 2025, as compared to October 31, 2024, was due to the delivery of more homes out of backlog than were added during fiscal 2025, and a relatively flat average value of each contract signed.
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

We recognized inventory impairment charges and the expensing of costs that we believed not to be recoverable in each of the three fiscal years ended October 31, 2025, 2024, and 2023, as shown in the table below (amounts in thousands):

	2025	2024	2023
Land controlled for future communities	$33,529	$6,676	$10,712
Land owned for future communities	—	—	1,493
Operating communities	32,385	52,765	18,501
	$65,914	$59,441	$30,706
We have also recognized $26.9 million, $4.4 million, and $30.6 million of impairment charges on land that we no longer plan to develop which are included in land sales and other cost of revenues during the fiscal years ended October 31, 2025, 2024, and 2023, respectively.
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
We believe our assumptions on discount rates require significant judgment because the selection of the discount rate may significantly impact the estimated fair value of our investments in unconsolidated entities. A higher discount rate reduces the estimated fair value of our investments in unconsolidated entities, while a lower discount rate increases the estimated fair value of our investments in unconsolidated entities. During the year ended October 31, 2025, we utilized discount rates ranging from 10% to 15% in our valuations. Because of changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

RESULTS OF OPERATIONS
The following table compares certain items in our Consolidated Statements of Operations and Comprehensive Income and other supplemental information for fiscal 2025 and 2024 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by operating segment, see “Segments” in this MD&A.

	Years ended October 31,
	2025	2024	% Change
Revenues:
Home sales	$10,842.2	$10,563.3	3%
Land sales and other	124.5	283.4
	10,966.7	10,846.7	1%
Cost of revenues:
Home sales	8,069.7	7,753.4	4%
Land sales and other	142.7	70.9
	8,212.5	7,824.3	5%
Selling, general and administrative	1,033.6	982.3	5%
Income from operations	1,720.6	2,040.2	(16)%
Other:
Income (loss) from unconsolidated entities	19.1	(23.8)	180%
Other income - net	51.7	69.3	(25)%
Income before income taxes	1,791.4	2,085.6	(14)%
Income tax provision	444.9	514.4	(14)%
Net income	$1,346.5	$1,571.2	(14)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	74.4%	73.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	114.6%	25.0%
SG&A as a percentage of home sales revenues	9.5%	9.3%
Effective tax rate	24.8%	24.7%

Deliveries – units	11,292	10,813	4%
Deliveries – average sales price (in ‘000s)	$960.2	$976.9	(2)%

Net contracts signed – value	$9,850.0	$10,072.6	(2)%
Net contracts signed – units	9,943	10,231	(3)%
Net contracts signed – average sales price (in ‘000s)	$990.6	$984.5	1%

	At October 31,
	2025	2024	% Change
Backlog – value	$5,494.4	$6,467.8	(15)%
Backlog – units	4,647	5,996	(22)%
Backlog – average sales price (in ‘000s)	$1,182.4	$1,078.7	10%
Note: Due to rounding, amounts may not add. “Net contracts signed – value” is net of all cancellations that occurred in the period. It includes the value of each binding agreement of sale that was signed in the period, plus the value of all options that were selected during the period, regardless of when the initial agreements of sale related to such options were signed.
A discussion and analysis regarding Results of Operations and Analysis of Financial Condition for the year ended October 31, 2024, as compared to the year ended October 31, 2023, is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on December 20, 2024.

FISCAL 2025 COMPARED TO FISCAL 2024
Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sales revenues in fiscal 2025, as compared to fiscal 2024, was attributable to a 4% increase in the number of homes delivered, offset, in part, by a 2% decrease in the average price of homes delivered. The increase in the number of homes delivered in fiscal 2025, as compared to fiscal 2024, was principally due to higher backlog conversion and an increase in the number of spec homes delivered in fiscal 2025, offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The decrease in the average delivered home price was mainly due to an increase in homes delivered in less expensive product types/geographic regions and an increase in the number of spec homes closed.
Home sales cost of revenues, as a percentage of homes sales revenues, in fiscal 2025 was 74.4%, as compared to 73.4% in fiscal 2024. The increase in fiscal 2025 was principally due to an increase in incentives as a result of soft market conditions, as well as shifts in the mix of revenues to lower margin products/areas, offset, in part, by lower interest expense as a percentage of home sales revenues. We recognized inventory impairments and write-offs of $65.9 million, or 0.6% of home sales revenues, and $59.4 million, or 0.6% of home sales revenues, in fiscal 2025 and fiscal 2024, respectively. Interest cost in fiscal 2025 was $118.1 million, or 1.1% of home sales revenues, as compared to $129.0 million, or 1.2% of home sales revenues in fiscal 2024.
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
The increase in land sales and other cost of revenues as a percentage of land sales and other revenues in fiscal 2025 compared to fiscal 2024 was primarily due to the sale of a single land parcel to a commercial developer for net cash proceeds of $180.7 million, which resulted in a pre-tax gain of $175.2 million in fiscal 2024. In addition, we had higher impairment charges in fiscal 2025. We recognized $26.9 million of land sales and other impairment charges in fiscal 2025 in connection with planned land sales compared to $4.4 million of land sales and other impairment charges recognized in fiscal 2024.
Selling, General and Administrative Expenses (“SG&A”)
SG&A spending increased by $51.3 million in fiscal 2025 compared to fiscal 2024. As a percentage of home sales revenues, SG&A was 9.5% and 9.3% in fiscal 2025 and 2024, respectively. The dollar increase in SG&A was primarily due to an increase in payroll, marketing and insurance costs. These increases were offset, in part, by modestly lower selling commissions.
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
For our Rental Property Joint Ventures specifically, these entities typically generate operating losses until the related property reaches stabilization. For fiscal years 2025 and 2024, our earnings related to the Rental Property Joint Ventures include approximately $68.0 million and $50.3 million, respectively, representing our share of net operating losses incurred by these joint ventures, of which approximately $38.3 million and $29.8 million, respectively, was our share of the depreciation expense recognized by these joint ventures.
We recognized a gain from unconsolidated entities of $19.1 million in fiscal 2025, as compared to a loss of $23.8 million in fiscal 2024. This increase was mainly due to $45.1 million of gains recognized in fiscal 2025 related to property sales by our joint ventures compared to $24.1 million of such gains in fiscal 2024, increased earnings by certain Home Building Joint Ventures and lower other-than-temporary impairment charges. We recognized other-than-temporary impairment charges in fiscal 2025 of $2.1 million related to one investment in a Rental Property Joint Venture compared to $6.6 million related to two investments in Rental Property Joint Ventures in fiscal 2024. These increases were offset, in part, by higher losses from certain Rental Property Joint Ventures.
Other Income - Net
The table below provides the components of “Other Income – net” for the years ended October 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Interest income	$29,479	$38,497
Income from ancillary businesses	15,913	19,534
Management fee income earned by home building operations	3,829	4,297
Other	2,482	6,968
Total other income – net	$51,703	$69,296
The decrease in interest income in fiscal 2025, as compared to fiscal 2024, was principally due to lower average cash balances in fiscal 2025.
The decrease in income from ancillary businesses in fiscal 2025, as compared to fiscal 2024, was principally due to a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business in fiscal 2024 and higher operating losses incurred in our Apartment Living operations, offset, in part, by higher earnings from our mortgage and title operations due to increased closing volume and a higher capture rate by our mortgage operations. In fiscal 2025 and fiscal 2024, we also recognized $7.3 million and $8.9 million, respectively, of write-offs related to previously incurred costs that we believed not to be recoverable in our Apartment Living operations.
In fiscal 2025 and 2024, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $20.4 million and $35.7 million, respectively.
The decrease in “other” was principally due to a $5.0 million gain in fiscal 2024 related to an investment we held in a privately held company that sold substantially all of its assets to a third party.
Income Before Income Taxes
In fiscal 2025, we reported income before income taxes of $1.79 billion, or 16.3% of revenues, as compared to $2.09 billion, or 19.2% of revenues, in fiscal 2024.
Income Tax Provision
We recognized a $444.9 million income tax provision in fiscal 2025. Based upon the federal statutory rate of 21.0% for fiscal 2025, our federal tax provision would have been $376.2 million. The difference between the tax provision recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes of $85.6 million and a $2.6 million increase in unrecognized tax benefits, offset, in part, by a benefit of $15.2 million from excess tax benefits related to stock-based compensation, $2.7 million of miscellaneous and other deferred tax adjustments, and $1.7 million of reversals of accruals for uncertain tax positions.
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
At October 31, 2025, we had $1.26 billion of cash and cash equivalents on hand and approximately $2.19 billion available for borrowing under our Revolving Credit Facility. The Revolving Credit Facility provides us with a committed borrowing capacity of $2.35 billion, which we have the ability to increase up to $3.00 billion with the consent of lenders, and is scheduled to mature on February 7, 2030. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. Our $650.0 million unsecured Term Loan Facility is also scheduled to mature on February 7, 2030 and is also guaranteed by Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries.
Short-term Liquidity and Capital Resources
In fiscal 2026, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community level debt, common stock repurchases, and dividend payments. Demand for funds include interest and principal payments on current and future debt financing. We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations. Additional sources of funds include distributions from our unconsolidated joint ventures, proceeds from the sale of a portion of our Apartment Living portfolio to Kennedy Wilson, borrowing capacity under our Revolving Credit Facility and borrowings from banks and other lenders.
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
Long-term Liquidity and Capital Resources
Beyond fiscal 2026, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or matures, land purchases and inventory additions needed to maintain and grow our business, long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of October 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for amounts outstanding as of October 31, 2025, related to debt and commitments and contingencies, respectively.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At October 31, 2025, we had investments in these entities of $1.03 billion, and were committed to invest or advance up to an additional $331.2 million to these entities if they require additional funding. At October 31, 2025, we had agreed to terms for the acquisition of 832 home sites from five joint ventures for an estimated aggregate purchase price of

$111.3 million. In addition, we expect to purchase approximately 8,800 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In these situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate share. We believe that, as of October 31, 2025, in the event we had become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At October 31, 2025, we had guaranteed the debt of certain unconsolidated entities that have loan commitments aggregating $1.92 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $414.8 million to be our maximum exposure related to repayment and carry cost guarantees. At October 31, 2025, the unconsolidated entities had borrowed an aggregate of $1.46 billion, of which we estimate $413.5 million to be our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 8.2 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to Consolidated Financial Statements in Item 15(a)1 of this Form 10-K.
Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of October 31, 2025, we were in compliance with all such covenants and requirements on our term loan, credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Consolidated Financial Statements in Item 15(a)1 of this Form 10-K for additional information.
Operating Activities
Cash provided by operating activities during fiscal 2025 was $1.11 billion. Cash provided by operating activities was generated primarily from: (1) $1.35 billion of net income plus the following non-cash activities: $82.1 million of depreciation and amortization, a net deferred tax expense of $86.7 million, $100.0 million of impairments and write-offs, $30.8 million of stock-based compensation, offset by $19.1 million of income from unconsolidated entities; and (2) $61.4 million of distributions received from unconsolidated entities and an increase of $64.6 million in accounts payable and accrued expenses. This activity was offset, in part, by an increase of $521.2 million in inventory, a decrease of $66.7 million in net customer deposits; a $24.8 million increase in receivables, prepaid expenses and other assets, $21.1 million in current income taxes, net, and $7.6 million in mortgage loan originations, net of sales.
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

Investing Activities
Cash used in investing activities during fiscal 2025 was $310.0 million, primarily related to $309.7 million used to fund our investments in unconsolidated entities and $86.2 million for the purchase of property and equipment. This activity was offset, in part, by $82.2 million of cash received as returns from our investments in unconsolidated entities.
Cash used in investing activities during fiscal 2024 was $167.6 million, primarily related to $193.2 million used to fund our investments in unconsolidated entities and $73.6 million for the purchase of property and equipment. This activity was offset, in part, by $101.4 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $833.9 million of cash from financing activities in fiscal 2025, primarily for the repurchase of $651.0 million of our common stock; $350.0 million for the redemption of senior notes; payments of $162.2 million of loans payable, net of new borrowings; the payment of dividends on our common stock of $97.1 million; $39.4 million of payments related to repurchases from land bank programs, net of proceeds; $19.9 million of payments related to stock-based benefit plans - net and $13.0 million of debt issuance costs. This activity was offset, in part, by $498.2 million of proceeds from the issuance of senior notes.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At October 31, 2025, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.75 billion aggregate principal amount of senior notes maturing on various dates between March 15, 2027 and June 15, 2035 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5 to our Consolidated Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions)

October 31, 2025
Assets
Cash	$1,078.1
Inventory	$10,539.2
Amount due from Non-Guarantor Subsidiaries	$852.6
Total assets	$13,298.7

Liabilities & Stockholders' Equity
Loans payable	$878.4
Senior notes	$1,741.5
Total liabilities	$5,487.2
Stockholders' equity	$7,811.5
Summarized Statement of Operations Data (amounts in millions)

For the year ended October 31, 2025
Revenues	$10,812.3
Cost of revenues	$8,106.4
Selling, general and administrative	$1,027.1
Income before income taxes	$1,687.9
Net income	$1,268.7

SEGMENTS
During fiscal 2025 and 2024, we operated in five geographic segments, with operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
In fiscal 2024, we discontinued the sale of homes in Illinois. Our operations in Illinois were immaterial to the North geographic segment.

Our geographic reporting segments are consistent with how our chief operating decision makers are assessing operating performance and allocating capital. The following tables summarize information related to revenues, net contracts signed, and income (loss) before income taxes by segment for fiscal years 2025 and 2024. Information related to backlog and assets by segment at October 31, 2025 and 2024 has also been provided.
Units Delivered and Revenues:

	Fiscal 2025 Compared to Fiscal 2024
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,656.1	$1,484.3	12%	1,611	1,522	6%	$1,028.0	$975.2	5%
Mid-Atlantic	1,432.8	1,422.0	1%	1,598	1,512	6%	896.6	940.5	(5)%
South	2,706.7	2,787.4	(3)%	3,330	3,316	—%	812.8	840.6	(3)%
Mountain	2,924.4	2,590.4	13%	3,303	2,984	11%	885.4	868.1	2%
Pacific	2,122.2	2,279.1	(7)%	1,450	1,479	(2)%	1,463.6	1,541.0	(5)%
Total home building	10,842.2	10,563.2	3%	11,292	10,813	4%	960.2	976.9	(2)%
Other	—	0.1
Total home sales revenue	10,842.2	10,563.3	3%	11,292	10,813	4%	960.2	976.9	(2)%
Land sales and other revenue	124.5	283.4
Total revenue	$10,966.7	$10,846.7
Net Contracts Signed:

	Fiscal 2025 Compared to Fiscal 2024
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$1,688.7	$1,456.8	16%	1,589	1,421	12%	$1,062.7	$1,025.2	4%
Mid-Atlantic	1,428.9	1,292.0	11%	1,520	1,353	12%	940.1	954.9	(2)%
South	2,349.0	2,498.2	(6)%	2,888	3,007	(4)%	813.4	830.8	(2)%
Mountain	2,393.9	2,655.0	(10)%	2,732	3,002	(9)%	876.2	884.4	(1)%
Pacific	1,989.5	2,170.6	(8)%	1,214	1,448	(16)%	1,638.8	1,499.0	9%
Total consolidated	$9,850.0	$10,072.6	(2)%	9,943	10,231	(3)%	990.6	984.5	1%
Backlog at October 31:

	October 31, 2025 Compared to October 31, 2024
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

North	$971.1	$937.5	4%	833	855	(3)%	$1,165.8	$1,096.5	6%
Mid-Atlantic	822.2	824.8	—%	708	786	(10)%	1,161.3	1,049.4	11%
South	1,456.6	1,807.5	(19)%	1,561	2,003	(22)%	933.1	902.4	3%
Mountain	1,119.4	1,645.5	(32)%	1,024	1,595	(36)%	1,093.2	1,031.7	6%
Pacific	1,125.1	1,252.5	(10)%	521	757	(31)%	2,159.5	1,654.6	31%
Total consolidated	$5,494.4	$6,467.8	(15)%	4,647	5,996	(22)%	1,182.3	1,078.7	10%

Income (Loss) Before Income Taxes ($ amounts in millions):

	2025	2024	% Change 2025 vs 2024

North	$327.0	$252.7	29%
Mid-Atlantic	253.6	471.5	(46)%
South	524.1	578.0	(9)%
Mountain	511.1	446.2	15%
Pacific	400.9	541.8	(26)%
Total home building	2,016.7	2,290.2	(12)%
Corporate and other	(225.3)	(204.6)	(10)%
Total consolidated	$1,791.4	$2,085.6	(14)%
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
Total Assets ($ amounts in millions):

	At October 31,
	2025	2024
North	$1,566.6	$1,425.7
Mid-Atlantic	1,697.9	1,445.0
South	2,907.6	2,514.4
Mountain	2,948.4	2,950.8
Pacific	2,586.0	2,266.8
Total home building	11,706.5	10,602.8
Corporate and other	2,813.3	2,765.2
Total consolidated	$14,519.9	$13,367.9
Note: Due to rounding, amounts may not add.
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development operations, and our mortgage and title subsidiaries.
A discussion and analysis regarding our Segments’ Results of Operations and Analysis of Financial Condition for the year ended October 31, 2024, as compared to the year ended October 31, 2023 is included in Part II, Item 7, “MD&A” to our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on December 20, 2024.

FISCAL 2025 COMPARED TO FISCAL 2024
North

	Year ended October 31,
	2025	2024	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,656.1	$1,484.3	12%
Units delivered	1,611	1,522	6%
Average delivered price ($ in thousands)	$1,028.0	$975.2	5%

Net Contracts Signed:
Net contract value ($ in millions)	$1,688.7	$1,456.8	16%
Net contracted units	1,589	1,421	12%
Average contracted price ($ in thousands)	$1,062.7	$1,025.2	4%

Home sales cost of revenues as a percentage of home sales revenues	74.2%	76.8%

Income before income taxes ($ in millions)	$327.0	$252.7	29%

Number of selling communities at October 31,	55	43	28%
The increase in the number of homes delivered in fiscal 2025, as compared to fiscal 2024, was mainly due to an increase in the number of spec homes delivered, offset, in part, by a decrease in the number of homes in backlog at October 31, 2024, as compared to the number of homes in backlog at October 31, 2023. The increase in the average delivered price in fiscal 2025 was primarily due to a shift in the number of homes delivered to more expensive areas and/or products, offset, in part by an increase in incentives as a result of soft market conditions.
The increase in the number of net contracts signed in fiscal 2025, as compared to fiscal 2024, was due to a continuation of favorable demand conditions, as well as an increase in the number of selling communities in the fourth quarter of fiscal 2025. The increase in the average value of each contract signed in the fiscal 2025 period was primarily due to favorable demand conditions, as well as a shift in the number of contracts signed to more expensive areas and/or products, partially offset by a modest increase in sales incentives.
The increase in income before income taxes in fiscal 2025 was principally attributable to higher earnings from increased revenue and lower home sales cost of revenues, as a percentage of home sales revenues. The decrease in home sales costs of revenues, as a percentage of home sale revenues, was primarily due to a shift in the mix of homes delivered in higher-margin areas/products and lower interest expense as a percentage of home sales revenue. Fiscal 2025 also benefitted from higher income from unconsolidated entities, primarily from one Home Building Joint Venture. These increases were offset by higher SG&A costs in fiscal 2025.

Mid-Atlantic

	Year ended October 31,
	2025	2024	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$1,432.8	$1,422.0	1%
Units delivered	1,598	1,512	6%
Average delivered price ($ in thousands)	$896.6	$940.5	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,428.9	$1,292.0	11%
Net contracted units	1,520	1,353	12%
Average contracted price ($ in thousands)	$940.1	$954.9	(2)%

Home sales cost of revenues as a percentage of home sales revenues	73.9%	72.4%

Income before income taxes ($ in millions)	$253.6	$471.5	(46)%

Number of selling communities at October 31,	67	52	29%
The number of homes delivered in fiscal 2025 increased as compared to fiscal 2024. This was primarily due to an increase in the number of spec homes delivered in the region, as the number of homes in backlog at October 31, 2024 was lower than the number of homes in backlog at October 31, 2023. The decrease in the average price of homes delivered in fiscal 2025 was primarily due to a shift in the number of homes delivered to less expensive areas and/or products, as well as the increase in spec home deliveries with higher sales incentives in fiscal 2025.
The increase in the number of net contracts signed in fiscal 2025, as compared to fiscal 2024, was principally due to an increase in the number of selling communities, offset, in part, by moderately softer demand. The average value of each contract signed in fiscal 2025 decreased primarily due to shifts in the number of contracts signed to less expensive areas and/or products and increased sales incentives.
The decrease in income before income taxes in fiscal 2025, as compared to fiscal 2024, was mainly due to the fiscal 2024 sale of a land parcel to a commercial developer that resulted in a pre-tax gain of $175.2 million, which did not recur in fiscal 2025. In addition, fiscal 2025 was impacted by higher home sales costs of revenues, as a percentage of home sale revenues, higher land impairment charges, and increased SG&A spend. The increase in home sales costs of revenues, as a percentage of home sale revenues, was primarily due to a shift in the number of homes delivered to less expensive areas and/or products. Inventory impairment charges were $16.8 million and $15.2 million in fiscal 2025 and 2024, respectively. In addition, in fiscal 2025 and 2024 we recognized $12.1 million and $0.6 million, respectively, in land impairment charges included in land sales and other cost of revenues in connection with planned land sales on future communities which we no longer intend to develop.

South

	Year ended October 31,
	2025	2024	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,706.7	$2,787.4	(3)%
Units delivered	3,330	3,316	—%
Average delivered price ($ in thousands)	$812.8	$840.6	(3)%

Net Contracts Signed:
Net contract value ($ in millions)	$2,349.0	$2,498.2	(6)%
Net contracted units	2,888	3,007	(4)%
Average contracted price ($ in thousands)	$813.4	$830.8	(2)%

Home sales cost of revenues as a percentage of home sales revenues	73.2%	71.7%

Income before income taxes ($ in millions)	$524.1	$578.0	(9)%

Number of selling communities at October 31,	154	145	6%
The number of homes delivered in fiscal 2025, as compared to fiscal 2024, was relatively flat. The decrease in the average price of homes delivered in fiscal 2025 was primarily due to an increase in incentives as a result of soft market conditions coupled with a shift in the number of homes delivered to less expensive areas and/or products.
The decrease in the number of net contracts signed in fiscal 2025, as compared to fiscal 2024, was principally due to soft demand, offset, in part by an increase in the number of selling communities. The decrease in the average value of each contract signed in fiscal 2025 was mainly due to a shift in the number of contracts signed to less expensive areas or product types and increased sales incentives.
The decrease in income before income taxes in fiscal 2025, as compared to fiscal 2024, was principally due to higher home sales costs of revenues, as a percentage of home sales revenues, and lower earnings from decreased home sales revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was mainly due to a shift in product mix/areas to lower-margin areas and higher inventory impairment charges. Inventory impairment charges were $16.9 million and $3.4 million in fiscal 2025 and 2024, respectively. In addition, we recognized $2.6 million of land impairment charges in fiscal 2025 in connection with planned land sales. No similar charges were recognized in fiscal 2024.
Mountain

	Year ended October 31,
	2025	2024	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,924.4	$2,590.4	13%
Units delivered	3,303	2,984	11%
Average delivered price ($ in thousands)	$885.4	$868.1	2%

Net Contracts Signed:
Net contract value ($ in millions)	$2,393.9	$2,655.0	(10)%
Net contracted units	2,732	3,002	(9)%
Average contracted price ($ in thousands)	$876.2	$884.4	(1)%

Home sales cost of revenues as a percentage of home sales revenues	76.1%	76.5%

Income before income taxes ($ in millions)	$511.1	$446.2	15%

Number of selling communities at October 31,	115	117	(2)%
The increase in the number of homes delivered in fiscal 2025, as compared to fiscal 2024, was mainly due to higher backlog conversion and an increase in the number of spec homes delivered. The average price of homes delivered in fiscal 2025 increased compared with fiscal 2024 primarily due to a shift in the number of homes delivered in more expensive areas, offset, in part by an increase in incentives as a result of soft market conditions.
The decrease in the number of net contracts signed in fiscal 2025, as compared to fiscal 2024, was principally due to soft demand and a decrease in the number of selling communities. The average value of each contract signed in fiscal 2025 was relatively flat as compared to fiscal 2024.
The increase in income before income taxes in fiscal 2025, as compared to fiscal 2024, was mainly due to higher earnings from increased revenues, lower home sales cost of revenues, as a percentage of home sales revenues, partially offset by higher SG&A costs. The decrease in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to lower inventory impairment charges. Inventory impairment charges were $15.6 million and $26.0 million in fiscal 2025 and 2024, respectively.
Pacific

	Year ended October 31,
	2025	2024	% Change
Units Delivered and Home Sales Revenues:
Home sales revenues ($ in millions)	$2,122.2	$2,279.1	(7)%
Units delivered	1,450	1,479	(2)%
Average delivered price ($ in thousands)	$1,463.6	$1,541.0	(5)%

Net Contracts Signed:
Net contract value ($ in millions)	$1,989.5	$2,170.6	(8)%
Net contracted units	1,214	1,448	(16)%
Average contracted price ($ in thousands)	$1,638.8	$1,499.0	9%

Home sales cost of revenues as a percentage of home sales revenues	74.2%	70.2%

Income before income taxes ($ in millions)	$400.9	$541.8	(26)%

Number of selling communities at October 31,	55	51	8%
The number of homes delivered in fiscal 2025 was relatively flat as compared to fiscal 2024. The decrease in the average price of homes delivered in fiscal 2025 was primarily due to a shift in the number of homes delivered to less expensive areas and/or product types.
The decrease in the number of net contracts signed in fiscal 2025, as compared to fiscal 2024, was primarily due to soft demand, offset, in part, by an increase in the number of selling communities. The increase in the average value of each contract signed in fiscal 2025 was mainly due to a shift in the number of contracts signed to more expensive areas or product types.

The decrease in income before income taxes in fiscal 2025, as compared to fiscal 2024, was primarily due to higher home sales cost of revenues, as a percentage of home sales revenues, and lower earnings from decreased revenues. The increase in home sales cost of revenues, as a percentage of home sales revenues, was primarily due to a shift in product mix/areas to lower-margin areas and an increase in impairment charges. Inventory impairment charges were $15.2 million and $13.7 million in fiscal 2025 and 2024, respectively. In addition, we recognized $8.8 million of land impairment charges in fiscal 2025 in connection with planned land sales. No similar charges were recognized in fiscal 2024.
Corporate and Other
In fiscal 2025 and 2024, loss before income taxes was $225.3 million and $204.6 million respectively. The increase in the loss before income taxes in fiscal 2025 was principally due to higher SG&A costs and a decrease in other income - net, partially offset by lower losses from unconsolidated entities and lower gross margin from land sales. The decrease in other income - net was primarily due to lower interest income as well as gains recognized in fiscal 2024 that did not recur in fiscal 2025. Specifically, in the fiscal 2024 period, we recognized a $5.0 million gain related to an investment in a privately held company that sold substantially all of its assets to a third party and a $4.4 million gain from a bulk sale of security monitoring accounts by our smart home technology business. The decrease in gross margin related to land sales in fiscal 2025 was primarily due to a lower volume of transactions.

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
The following table shows our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value as of October 31, 2025 ($ amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate (%)	Amount	Weighted- average interest rate (%)
2026	$107,896	3.64%	$150,000	6.28%
2027	507,878	4.91%	—
2028	411,244	4.31%	—
2029	13,395	3.36%	—
2030	411,015	3.76%	650,000	5.14%
Thereafter	553,404	5.54%	—
Bond discounts, premiums, and deferred issuance costs - net	(14,220)		(2,699)
Total	$1,990,612	4.68%	$797,301	5.37%
Fair value at October 31, 2025	$1,998,222		$800,000
(a)Based upon the amount of variable-rate debt outstanding at October 31, 2025, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.0 million per year, without consideration of the Company’s interest rate swap transactions.

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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Name	Age	Positions
Douglas C. Yearley, Jr.	65	Chairman of the Board and Chief Executive Officer
Robert Parahus	62	President and Chief Operating Officer
Gregg L. Ziegler	53	Executive Vice President and Chief Financial Officer
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
Gregg L. Ziegler joined us as an Assistant Finance Director in August 2002 within the Finance and Investor Relations department and has held various roles of increasing responsibilities since then. In 2010, Mr. Ziegler was promoted to Senior Vice President and was appointed Treasurer in 2013. In May 2024, he assumed additional responsibilities as head of the Investor Relations department. Effective November 1, 2025, Mr. Ziegler was appointed to his current position of Executive Vice President and Chief Financial Officer.
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
Indemnification of Directors and Officers
Our Certificate of Incorporation and Bylaws provide for indemnification of our directors and officers. We have also entered into individual indemnification agreements with each of our directors and officers.
The remaining information required by this Item 10 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the “Executive Compensation” section of our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in this item will be included in the “Voting Securities and Beneficial Ownership” and “Equity Compensation Plan Information” sections of our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required in this item will be included in the “Corporate Governance” and “Certain Relationships and Transactions” sections of our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in this item will be included in the “Ratification of the Re-Appointment of Independent Registered Public Accounting Firm” section of the 2026 Proxy Statement and is incorporated herein by reference.

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

3.5
Certificate of Amendment to Second Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025.

3.6
By-Laws of Toll Brothers, Inc., as Amended and Restated June 13, 2023 is hereby incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2023.

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

4.5
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

4.7
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

4.8
Form of Global Note for the Issuer’s 4.350% Senior Notes due 2028 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2018.

4.9
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

4.10
Form of Global Note for the Issuer’s 3.800% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2019.

4.11
Authorizing Resolution, dated as of June 10, 2025, relating to the $500,000,000 aggregate principal amount of 5.600% Senior Notes due 2035 of Toll Brothers Finance Corp., guaranteed on a senior basis by Toll Brothers, Inc. and certain of its subsidiaries, is hereby incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2025.

4.12
Form of Global Note for the Issuer’s 5.600% Senior Notes due 2035 is hereby incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2025.

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

4.46
Thirty-Fourth Supplemental Indenture dated as of October 31, 2024 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee.

4.47
Thirty-Fifth Supplemental Indenture dated as of January 31, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee.

4.48
Thirty-Sixth Supplemental Indenture dated as of April 30, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee.

4.49
Thirty-Seventh Supplemental Indenture dated as of July 31, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee.

4.50**
Thirty-Eighth Supplemental Indenture dated as of October 31, 2025 to the Indenture dated as of February 7, 2012 by and among the party listed on Schedule A hereto and The Bank of New York Mellon, as successor trustee.

4.51	Description of Certain of Registrant’s Securities is hereby incorporated by reference to Exhibit 4.44 of the Registrant’s Form 10-K for the year ended October 31, 2021.

10.1
Credit Agreement, dated as of February 14, 2023, by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Mizuho Bank, Ltd. as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

10.2
Credit Agreement by and among First Huntingdon Finance Corp., Toll Brothers, Inc., the lenders party thereto and SunTrust Bank, as Administrative Agent dated February 3, 2014, is hereby incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

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

10.7
Amendment No. 5, dated as of February 14, 2023, to the Credit Agreement, dated as of February 3, 2014 (as amended, supplemented or otherwise modified), among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Truist Bank, as Administrative Agent, is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

10.8
Term Loan Extension Agreements, effective as of October 31, 2020, with respect to the Term Loan Credit Agreement dated as of February 3, 2014 (as amended, supplemented or otherwise modified) among the Registrant, the Borrower, the lenders party thereto and SunTrust Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2020.

10.9
Term Loan Extension Agreements, effective as of October 31, 2021, with respect to the Term Loan Credit Agreement dated as of February 3, 2014 (as amended, supplemented or otherwise modified) among the Registrant, the Borrower, the lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2020.

10.10
Credit Agreement Extension Agreements, dated as of February 7, 2025 to the Credit Agreement, dated as of February 14, 2023, among First Huntingdon Finance Corp., Toll Brothers, Inc., the Lenders party thereto and Mizuho Bank, Ltd., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2025.

10.11
Term Loan Extension Agreements, effective as of February 7, 2025, with respect to the Term Loan Credit Agreement dated as of February 3, 2014 (as amended, supplemented or otherwise modified) among the Registrant, the Borrower, the lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2025.

10.12*
Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed with the SEC on January 31, 2017.

10.13*
Amendment No. 1, dated as of December 13, 2017, to the Toll Brothers, Inc. Employee Stock Purchase Plan (2017) is hereby incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-K for the year ended October 31, 2017.

10.14*
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

10.22*	Form of Non-Qualified Stock Option Grant (Non-Executive Directors), is hereby incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K for the year ended October 31, 2016.

10.23*
Form of Restricted Stock Unit Agreement (Non-Executive Directors) pursuant to the Toll Brothers, Inc. 2019 Omnibus Incentive Plan is hereby incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended October 31, 2024.

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

19.1	Insider Trading Policy is hereby incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2024.

21**	Subsidiaries of the Registrant.

22**	List of guarantor subsidiaries.

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Gregg L. Ziegler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Gregg L. Ziegler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy is hereby incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2024.

101
The following financial statements from Toll Brothers, Inc. Annual Report on Form 10-K for the year ended October 31, 2025, filed on December 19, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2025.

TOLL BROTHERS, INC.
By:	/s/ Douglas C. Yearley, Jr.
Douglas C. Yearley, Jr. Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas C. Yearley, Jr.	Chairman of the Board and Chief Executive	December 19, 2025
Douglas C. Yearley, Jr.	Officer (Principal Executive Officer)

/s/ Gregg L. Ziegler	Executive Vice President and Chief Financial	December 19, 2025
Gregg L. Ziegler	Officer (Principal Financial Officer)

/s/ Michael J. Grubb	Senior Vice President and Chief Accounting	December 19, 2025
Michael J. Grubb	Officer (Principal Accounting Officer)

/s/ Stephen F. East	Director	December 19, 2025
Stephen F. East

/s/ Christine N. Garvey	Director	December 19, 2025
Christine N. Garvey

/s/ Karen H. Grimes	Director	December 19, 2025
Karen H. Grimes

/s/ Derek T. Kan	Director	December 19, 2025
Derek T. Kan

/s/ John A. McLean	Director	December 19, 2025
John A. McLean

/s/ Wendell E. Pritchett	Director	December 19, 2025
Wendell E. Pritchett

/s/ Judith A. Reinsdorf	Director	December 19, 2025
Judith A. Reinsdorf

Signature	Title	Date

/s/ Katherine A. Sandstrom	Director	December 19, 2025
Katherine A. Sandstrom

/s/ Paul E. Shapiro	Director	December 19, 2025
Paul E. Shapiro

/s/ Scott D. Stowell	Director	December 19, 2025
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its report, which is included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Toll Brothers, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Toll Brothers, Inc.’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Toll Brothers, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated December 19, 2025 expressed an unqualified opinion thereon.
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
December 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Toll Brothers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Toll Brothers, Inc. (the Company) as of October 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 19, 2025 expressed an unqualified opinion thereon.
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

Accrual for Self-insurance

Description of the Matter
As described in Notes 1 and 6 of the consolidated financial statements, the Company maintains general liability insurance, including construction defect, bodily injury coverage, and workers’ compensation insurance. These insurance policies protect the Company against a portion of the risk of loss from claims related to home building activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company accrues for expected costs associated with the self-insured retentions, deductibles and other coverage limits which constitute the accrual for self-insurance. The Company’s accrual for self-insurance was $237.4 million as of October 31, 2025.

The Company records expenses and accrues liabilities based on the estimated costs required to cover its self-insured liability and the estimated costs of potential claims and claim adjustment expenses that are not covered by insurance policies. These estimated costs are based on an analysis of historical claims and industry data. The majority of the accrual for self-insurance is an estimate of claims incurred but not yet reported (“IBNR”).

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

Inventory Impairment

Description of the Matter
As described in Notes 1 and 2 of the consolidated financial statements, the Company states its inventory at cost unless an impairment exists, in which case the inventory is written down to fair value. For the year ended October 31, 2025, the Company recorded inventory impairment charges of $32.4 million to operating communities. The Company regularly evaluates whether there are any impairment indicators for inventory present at the community level. If impairment indicators are present, the Company reviews the carrying value of each community’s inventory by comparing the estimated future undiscounted cash flows to the carrying value. For inventory for which the carrying value exceeds the future undiscounted cash flows, the Company writes down the carrying value of the inventory to its estimated fair value primarily based on a discounted cash flow model.
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
To test the Company’s estimated future cash flows used to test for the recoverability of a community and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted cash flows. In certain cases, we involved our internal real estate valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical sales data, sales trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of inventory that would result from changes in the assumptions. We also evaluated the Company’s disclosures in its consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1983.
Philadelphia, Pennsylvania
December 19, 2025

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	October 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,258,997	$1,303,039
Inventory	10,678,460	9,712,925
Property, construction, and office equipment – net	273,397	453,007
Receivables, prepaid expenses, and other assets (1)	554,720	590,611
Real estate and related assets held for sale	420,969	—
Mortgage loans held for sale – at fair value	200,816	191,242
Customer deposits held in escrow	106,612	109,691
Investments in unconsolidated entities (1)	1,025,895	1,007,417
	$14,519,866	$13,367,932
LIABILITIES AND EQUITY
Liabilities
Loans payable	$896,388	$1,085,817
Senior notes	1,741,525	1,597,102
Mortgage company loan facility	150,000	150,000
Customer deposits	418,897	488,690
Accounts payable	615,771	492,213
Accrued expenses	2,061,919	1,752,848
Liabilities related to assets held for sale	172,186	—
Income taxes payable	177,116	114,547
Total liabilities	6,233,802	5,681,217
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 102,937 and 112,937 shares issued at October 31, 2025 and 2024, respectively	1,029	1,129
Additional paid-in capital	687,123	694,713
Retained earnings	8,574,807	8,153,356
Treasury stock, at cost — 8,140 and 13,149 shares at October 31, 2025 and 2024, respectively	(1,014,568)	(1,209,547)
Accumulated other comprehensive income ("AOCI")	22,272	31,277
Total stockholders’ equity	8,270,663	7,670,928
Noncontrolling interest	15,401	15,787
Total equity	8,286,064	7,686,715
	$14,519,866	$13,367,932
(1)    As of October 31, 2025 and 2024, Receivables, prepaid expenses and other assets and Investments in unconsolidated entities include $77.0 million and $105.3 million, respectively, of assets related to consolidated variable interest entities ("VIEs"). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Year ended October 31,
	2025	2024	2023
Revenues:
Home sales	$10,842,203	$10,563,332	$9,866,026
Land sales and other	124,520	283,408	128,911
	10,966,723	10,846,740	9,994,937

Cost of revenues:
Home sales	8,069,742	7,753,351	7,207,279
Land sales and other	142,745	70,911	153,457
	8,212,487	7,824,262	7,360,736
Selling, general and administrative	1,033,622	982,291	909,446
Income from operations	1,720,614	2,040,187	1,724,755
Other:
Income (loss) from unconsolidated entities	19,054	(23,843)	50,098
Other income – net	51,703	69,296	67,518
Income before income taxes	1,791,371	2,085,640	1,842,371
Income tax provision	444,885	514,445	470,300
Net income	$1,346,486	$1,571,195	$1,372,071

Other comprehensive (loss) income – net of tax	(9,005)	(9,633)	3,292
Total comprehensive income	$1,337,481	$1,561,562	$1,375,363

Per share:
Basic earnings	$13.60	$15.16	$12.47
Diluted earnings	$13.49	$15.01	$12.36

Weighted-average number of shares:
Basic	98,978	103,653	110,020
Diluted	99,779	104,690	111,008
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Common Stock		Addi- tional Paid-in Capital	Retained Earnings	Treasury Stock	AOCI	Stock-holders’ Equity	Non-controlling Interest	Total Equity
	Shares	$	$	$	$	$	$	$	$
Balance, 10/31/2022	127,937	1,279	716,786	6,166,732	(916,327)	37,618	6,006,088	15,752	6,021,840
Net income				1,372,071			1,372,071		1,372,071
Purchase of treasury stock					(565,950)		(565,950)		(565,950)
Exercise of stock options, and stock-based compensation issuances, and employee stock plan issuances			(43,043)		91,308		48,265		48,265
Stock-based compensation			24,805				24,805		24,805
Cancellation of treasury stock	(15,000)	(150)		(771,669)	771,819		—		—
Dividends declared				(91,415)			(91,415)		(91,415)
Other comprehensive income						3,292	3,292		3,292
Loss attributable to non-controlling interest							—	(666)	(666)
Capital contributions, net							—	960	960
Balance, 10/31/2023	112,937	1,129	698,548	6,675,719	(619,150)	40,910	6,797,156	16,046	6,813,202
Net income				1,571,195			1,571,195		1,571,195
Purchase of treasury stock					(627,920)		(627,920)		(627,920)
Exercise of stock options, and stock-based compensation issuances, and employee stock plan issuances			(33,393)		37,523		4,130		4,130
Stock-based compensation			29,558				29,558		29,558
Dividends declared				(93,558)			(93,558)		(93,558)
Other comprehensive loss						(9,633)	(9,633)		(9,633)
Loss attributable to non-controlling interest							—	(1,093)	(1,093)
Capital contributions, net							—	834	834
Balance, 10/31/2024	112,937	1,129	694,713	8,153,356	(1,209,547)	31,277	7,670,928	15,787	7,686,715
Net income				1,346,486			1,346,486		1,346,486
Purchase of treasury stock					(651,606)		(651,606)		(651,606)
Exercise of stock options, and stock-based compensation issuances, and employee stock plan issuances			(38,424)		18,499		(19,925)		(19,925)
Stock-based compensation			30,834				30,834		30,834
Cancellation of treasury stock	(10,000)	(100)		(827,986)	828,086		—		—
Dividends declared				(97,049)			(97,049)		(97,049)
Other comprehensive loss						(9,005)	(9,005)		(9,005)
Loss attributable to non-controlling interest							—	(986)	(986)
Capital contributions, net							—	600	600
Balance, 10/31/2025	102,937	1,029	687,123	8,574,807	(1,014,568)	22,272	8,270,663	15,401	8,286,064
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended October 31,
	2025	2024	2023
Cash flow provided by operating activities:
Net income	$1,346,486	$1,571,195	$1,372,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,085	81,201	76,473
Stock-based compensation	30,834	29,558	24,805
(Income) loss from unconsolidated entities	(19,054)	23,843	(50,098)
Distributions of earnings from unconsolidated entities	61,411	39,276	88,393
Deferred tax provision	86,739	(80,330)	36,239
Impairment charges and write-offs	100,036	72,789	69,537
Gain on sale of assets	—	(5,042)	(416)
Other - net	740	(1,544)	3,181
Changes in operating assets and liabilities:
Inventory	(521,182)	(575,734)	(22,212)
Origination of mortgage loans	(2,645,984)	(2,137,278)	(1,602,700)
Sale of mortgage loans	2,638,341	2,058,780	1,681,610
Receivables, prepaid expenses, and other assets	(24,811)	505	(135,924)
Current income taxes – net	(21,138)	31,927	(162,570)
Customer deposits – net	(66,714)	(77,189)	(88,285)
Accounts payable and accrued expenses	64,622	(21,790)	(23,674)
Net cash provided by operating activities	1,112,411	1,010,167	1,266,430
Cash flow used in investing activities:
Purchase of property, construction, and office equipment – net	(86,195)	(73,643)	(72,961)
Investments in unconsolidated entities	(309,696)	(193,235)	(216,438)
Return of investments in unconsolidated entities	82,188	101,363	112,749
Proceeds from the sale of assets, including ownership interests in unconsolidated entities	—	1,139	26,049
Net increase in cash from consolidation of joint ventures	5,348	—	—
Other – net	(1,678)	(3,242)	—
Net cash used in investing activities	(310,033)	(167,618)	(150,601)
Cash flow used in financing activities:
Proceeds from issuance of senior notes	498,180	—	—
Proceeds from loans payable	4,524,779	3,744,727	3,079,142
Debt issuance costs	(12,994)	(202)	(5,365)
Principal payments of loans payable	(4,687,028)	(3,844,816)	(3,239,418)
Redemption of senior notes	(350,020)	—	(400,000)
(Payments) proceeds related to stock-based benefit plans – net	(19,923)	4,131	48,269
Proceeds related to sales to land bank programs	52,070	—	—
Payments related to repurchases from land bank programs	(91,485)	—	—
Purchase of treasury stock and excise tax payment	(651,016)	(627,061)	(561,595)
Dividends paid	(97,075)	(93,401)	(91,082)
Receipts related to noncontrolling interest – net	637	167	11
Net cash used in financing activities	(833,875)	(816,455)	(1,170,038)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(31,497)	26,094	(54,209)
Cash, cash equivalents, and restricted cash, beginning of year	1,370,435	1,344,341	1,398,550
Cash, cash equivalents, and restricted cash, end of year	$1,338,938	$1,370,435	$1,344,341
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
We capitalize certain interest costs to qualified inventory during the development and construction period of our communities in accordance with ASC 835-20, “Capitalization of Interest” (“ASC 835-20”). Capitalized interest is charged to home sales cost of sales revenues when the related inventory is delivered. Interest incurred on home building indebtedness in excess of qualified inventory, as defined in ASC 835-20, is charged to the Consolidated Statements of Operations and Comprehensive Income in the period incurred. During fiscal 2025, 2024 and 2023, the Company’s qualified inventory exceeded its indebtedness and substantially all interest incurred, excluding interest related to our mortgage company subsidiary’s operations, was capitalized to inventory. See Note 2, “Inventory.”
Once a parcel of land has been approved for development and we open one of our typical communities, it may take four years or more to fully develop, sell, and deliver all the homes in such community. Longer or shorter time periods are possible depending on the number of home sites in a community and the sales and delivery pace of the homes in a community. Our master-planned communities, consisting of several smaller communities, may take up to 10 years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required, under ASC 360, to regularly review the carrying value of each community and write down the value of those communities for which we believe the values are not recoverable.
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
Property, Construction, and Office Equipment
Property, construction, and office equipment are recorded at cost and are stated net of accumulated depreciation of $314.6 million and $310.5 million at October 31, 2025 and 2024, respectively. For property and equipment related to onsite sales centers, depreciation is recorded using the units of production method as homes are delivered. For all other property and equipment, depreciation is recorded using a straight-line method over the estimated useful lives of the related assets. In fiscal 2025, 2024, and 2023, we recognized $82.1 million, $80.9 million, and $75.5 million of depreciation expense, respectively.
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
Investments in Unconsolidated Entities
We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity. Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of these entities. Additionally, we track cumulative earnings and distributions from our investments in unconsolidated entities. For cash flow classification, to the extent distributions do not exceed cumulative earnings, we designate such distributions as return on capital and reflect them in the operating section of our Consolidated Statements of Cash Flows. Distributions in excess of cumulative earnings are treated as return of capital and reflected in the investing section of our Consolidated Statements of Cash Flows.
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
Our unconsolidated entities that develop land or develop for-sale homes and condominiums evaluate their inventory in a similar manner as we do. See “Inventory” above for more detailed disclosure on our evaluation of inventory. For our unconsolidated entities that own, develop, and manage for-rent residential apartments, they review rental trends, expected future expenses, and expected future cash flows to determine estimated fair values of the underlying properties. If a valuation adjustment is recorded by an unconsolidated entity related to its assets, our proportionate share is reflected in income from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.
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
Through October 31, 2025, we were party to interest rate swaps related to a portion of our variable rate debt. These derivative transactions are designated as cash flow hedges. The entire change in the fair value of these derivative transactions included in the assessment of hedge effectiveness was initially reported in Accumulated other comprehensive income (loss) and subsequently reclassified to home sales cost of revenues in the accompanying Consolidated Statements of Operations and Comprehensive Income when the hedged transaction affects earnings. If it is determined that a derivative is not highly effective as a hedge, or if the hedged forecasted transaction is no longer probable of occurring, the amount recognized in Accumulated other comprehensive income (loss) is released to earnings.
Our derivative transactions related to our mortgage loans held for sale, interest rate lock commitments, and our forward loan commitments are not designated as hedges and therefore the entire change in the fair value of these derivative transactions is included as a gain or loss in Other income – net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
See Note 11 “Fair Value Disclosures” for more information.
Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury stock is accounted for on a first-in, first-out basis. Differences between the cost of treasury stock and the re-issuance proceeds are charged to additional paid-in capital. When treasury stock is cancelled, any excess purchase price over par value is charged directly to retained earnings. In fiscal 2025 and 2023, we cancelled 10 million and 15 million shares of treasury stock, respectively. No treasury stock was cancelled in fiscal 2024.
Revenue and Cost Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer the portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of October 31, 2025, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $418.9 million, $488.7 million, and $540.7 million at October 31, 2025, 2024, and 2023, respectively. Of the outstanding customer deposits held as of October 31, 2024, we recognized $455.9 million in home sales revenues during the fiscal year ended October 31, 2025. Of the outstanding customer deposits held as of October 31, 2023, we recognized $476.5 million in home sales revenues during the fiscal year ended October 31, 2024.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs, including brochures and signage, were $77.4 million, $63.1 million, and $49.6 million for the years ended October 31, 2025, 2024, and 2023, respectively.
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
Stock-Based Compensation
We measure compensation cost for share-based compensation on the grant date. Fair value for restricted stock units is determined based on the quoted price of our common shares on the New York Stock Exchange on the grant date, adjusted for post-vesting restrictions applicable to retirement eligible participants. Through fiscal 2023, we issued stock option awards to eligible employees. We used a lattice model for the valuation of stock option grants. The option pricing models used are designed to estimate the value of options that, unlike employee stock options and restricted stock units, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options and restricted stock units may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.
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
Segment Reporting
During fiscal 2025 and 2024, we operated in the following five geographic segments, with operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
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
In fiscal 2024, we discontinued the sale of homes in Illinois. Our operations in Illinois were immaterial to the North geographic segment.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will be effective for our fiscal year 2028. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact this standard will have on our disclosures.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations” (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance is to be applied prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted ASU 2023-05 effective January 1, 2025. The adoption of ASU 2023-05 impacted our disclosures only and has been applied to all joint venture formations in our current fiscal year.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. We have adopted ASU 2023-07 and included the required disclosures in Note 15, “Information on Segments”. The adoption of ASU 2023-07 impacted our disclosure only.
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

Disposition
On September 18, 2025, we announced an agreement to sell our interests in approximately half of our Apartment Living portfolio, as well as our Apartment Living operating platform, to Kennedy Wilson for a purchase price of approximately $380 million, as adjusted to reflect ongoing investment in certain assets since the September announcement. In December 2025, we completed a significant portion of the sale to Kennedy Wilson, including our operating platform, with the remaining portion expected to occur in the first half of our fiscal 2026. In connection with the transaction, Kennedy Wilson has agreed to assume our management responsibilities for our retained interests in for-rent properties. We expect to sell our interests in these retained assets over time.
This business is not considered to be a strategic component of the Company’s operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported. However, the transaction met the criteria to be classified as held for sale during the period and has been classified accordingly in our consolidated balance sheet at October 31, 2025.
The table below summarizes the components of real estate assets and liabilities held for sale as of October 31, 2025 (amounts in thousands):

October 31, 2025
Cash and cash equivalents	$773
Property, construction and office equipment - net	187,482
Receivables, prepaid expenses and other assets	111,483
Investments in unconsolidated entities (1)	121,231
Real estate and related assets held for sale	$420,969

Loans payable	$114,254
Accrued expenses	57,932
Liabilities related to assets held for sale	$172,186
(1)    Includes investments in unconsolidated entities for 18 joint ventures. Of these 18 joint ventures, six have remaining funding commitments of $23.5 million as of October 31, 2025. Additionally, 16 of these 18 joint ventures have aggregate loan commitments of $1.24 billion and amounts outstanding under such commitments totaling $1.03 billion as of October 31, 2025. At October 31, 2025, our maximum estimated exposure under repayment and carry cost guarantees related to these loan commitments totaled $171.1 million and our exposure based on amounts outstanding at October 31, 2025 was $134.9 million. We expect to remain on certain of these guarantees subsequent to the sale of our interests to Kennedy Wilson until the related loan commitments are terminated or refinanced. We expect to enter, or have entered, into reimbursement or similar agreements with Kennedy Wilson whereby Kennedy Wilson will reimburse us if we are required to fund repayment or carry cost guarantees.

2. Inventory
Major components of inventory at October 31, 2025 and 2024 consisted of the following (amounts in thousands):

	October 31, 2025	October 31, 2024
Land deposits and costs of future communities	$843,110	$620,040
Land and land development costs	3,018,179	2,532,221
Land and land development costs associated with homes under construction	3,738,695	3,617,266
Total land and land development costs	7,599,984	6,769,527

Homes under construction	2,535,219	2,458,541
Model homes (1)	543,257	484,857
	$10,678,460	$9,712,925
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at October 31, 2025 and October 31, 2024 (amounts in thousands):

	October 31, 2025	October 31, 2024
Land controlled for future communities	$307,229	$200,166
Land owned for future communities	406,506	353,030
Operating communities	9,964,725	9,159,729
	$10,678,460	$9,712,925
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, in each of the three fiscal years ended October 31, 2025, 2024, and 2023, are shown in the table below (amounts in thousands):

	2025	2024	2023
Land controlled for future communities	$33,529	$6,676	$10,712
Land owned for future communities	—	—	1,493
Operating communities	32,385	52,765	18,501
	$65,914	$59,441	$30,706
We have also recognized $26.9 million, $4.4 million, and $30.6 million of impairment charges on land that we no longer plan to develop which are included in land sales and other cost of revenues during the fiscal years ended October 31, 2025, 2024, and 2023, respectively.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase contracts.
At October 31, 2025, we evaluated our land purchase contracts, including those to acquire land for apartment developments, to determine whether any of the selling entities were VIEs and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At October 31, 2025, we determined that 349 land purchase contracts, with an aggregate purchase price of $7.30 billion, on which we had made aggregate deposits totaling $724.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. At October 31, 2024, we determined that 297 land purchase contracts, with an aggregate purchase price of $5.59 billion, on which we had made aggregate deposits totaling $522.1 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.

Interest incurred, capitalized, and expensed in each of the three fiscal years ended October 31, 2025, 2024, and 2023, was as follows (amounts in thousands):

	2025	2024	2023
Interest capitalized, beginning of year	$179,797	$190,550	$209,468
Interest incurred	132,871	128,743	140,426
Interest expensed to home sales cost of revenues	(118,085)	(128,962)	(139,410)
Interest expensed to land sales and other cost of revenues	(2,383)	(3,142)	(10,787)
Interest capitalized on investments in unconsolidated entities	(5,857)	(8,404)	(9,783)
Previously capitalized interest transferred to investments in unconsolidated entities	—	—	(244)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	4,501	1,012	880
Interest capitalized, end of year	$190,844	$179,797	$190,550
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
As described in Note 1, “Significant Accounting Policies - Disposition”, certain of our unconsolidated entities are classified within “Real estate and related assets held for sale” on our Consolidated Balance Sheet of October 31, 2025. As such, the related data for those unconsolidated entities has been excluded from the tables below. Applicable information with respect to these unconsolidated entities held for sale can be found within Note 1.
The table below provides information as of October 31, 2025, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	21	1	21	2	45
Investment in unconsolidated entities (1)	$553,387	$14,769	$448,547	$9,192	$1,025,895
Number of unconsolidated entities with funding commitments by the Company	11	1	7	1	20
Company’s remaining funding commitment to unconsolidated entities (2)	$315,506	$769	$13,878	$1,012	$331,165
(1)    Our total investment includes $151.6 million related to seven unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $219.7 million as of October 31, 2025, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $47.5 million related to our unconsolidated joint venture-related variable interests in VIEs.
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

Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at October 31, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	15	1	21	37
Aggregate loan commitments	$922,668	$63,500	$2,066,376	$3,052,544
Amounts borrowed under commitments	$547,827	$6,511	$1,771,898	$2,326,236

The table below provides information at October 31, 2024, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	11	1	38	50
Aggregate loan commitments	$639,589	$98,150	$3,538,148	$4,275,887
Amounts borrowed under commitments	$381,614	$47,903	$2,751,201	$3,180,718
More specific and/or recent information regarding our investments in and future commitments to these entities is provided below.
New Joint Ventures
The table below provides information on joint ventures entered into during fiscal 2025 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	6	1	3
Aggregate joint venture fair value at formation date	$232,100	$15,800	$44,700
Investment balance at October 31, 2025	$140,508	$14,769	$17,901
The table below provides information on joint ventures entered into during fiscal 2024 ($ amounts in thousands):

Land Development Joint Ventures
Number of unconsolidated joint ventures entered into during the period	1
Investment balance at October 31, 2024	$17,956

Results of Operations and Intra-entity Transactions
From time to time, certain of our Rental Property Joint Ventures sell assets to unrelated parties. In fiscal 2025, 2024 and 2023, certain of our Rental Property Joint Ventures sold their underlying assets and we recognized our proportionate share of the gains of $45.1 million, $24.1 million, and $50.9 million, respectively, which is included in “Income (loss) from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income.
During the third quarter of fiscal 2025, we consolidated two of our Home Building Joint Ventures as a result of us obtaining control of these entities during the period.
In fiscal 2023, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a gain of $16.0 million, which is included in “Income (loss) from unconsolidated entities” in our Consolidated Statements of Operations and Comprehensive Income. No similar gains were recognized in fiscal 2025 or 2024.

In fiscal 2025 and 2024, we recognized other-than-temporary impairment charges on our investments in certain Rental Property Joint Ventures of $2.1 million and $6.6 million, respectively. No similar impairments were recognized in fiscal 2023.
In fiscal 2025, 2024 and 2023, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $116.4 million, $139.2 million, and $110.7 million, respectively. Our share of income from the lots we acquired was insignificant in each period.
In our normal course of business, we may contribute land to certain of our joint ventures in exchange for an ownership interest. In fiscal 2025 and 2023, we sold land to unconsolidated entities, which principally involved land sales to our Home Building and Rental Property Joint Ventures, totaling $25.7 million and $44.2 million, respectively. These amounts are included in “Land sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income and are generally sold at or near our land basis. No similar land sales to unconsolidated entities occurred in fiscal 2024.
At October 31, 2025 and 2024, we had receivables due from joint ventures totaling $6.3 million and $9.8 million, respectively, primarily related to amounts we funded on behalf of our partners that had not yet been reimbursed and amounts due to us for management fees earned.
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
In some instances, we and our joint venture partner have provided joint and several guarantees in connection with loans to unconsolidated entities. In these situations, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate or agreed upon share.
We believe that, as of October 31, 2025, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information with respect to certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	October 31, 2025	October 31, 2024
Loan commitments in the aggregate	$1,915,800	$3,031,500
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$414,800	$646,900
Debt obligations borrowed in the aggregate	$1,459,000	$2,204,300
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$413,500	$560,400
Estimated fair value of guarantees provided by us related to debt and other obligations	$13,400	$17,400
Terms of guarantees	1 month - 8.2 years	1 month - 3.0 years
(1)    At October 31, 2025 and 2024, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million and $102.3 million, respectively, related to our unconsolidated joint venture VIEs.

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

Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above. Our ownership interest in consolidated Joint Venture VIEs presented in the table below ranges from 82% to 98%. The income/losses generated from such joint ventures were not material.

The table below provides information as of October 31, 2025 and October 31, 2024, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	October 31, 2025 (1)	October 31, 2024
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		2	5
Carrying value of consolidated VIEs assets	Receivables, prepaid expenses and other assets and Investments in unconsolidated entities	$77,000	$105,300
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$4,700	$9,800
(1) Excluded from the table above is three of our consolidated joint venture-related interests in VIEs have been classified within “Real estate and related assets held for sale” on our Consolidated Balance Sheet of October 31, 2025. Our ownership interest in these joint ventures ranges from 75% to 98%. These consolidated joint ventures had an aggregate carrying value of $50.4 million and our noncontrolling interest totaled $4.5 million as of October 31, 2025.
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
Joint Venture Condensed Combined Financial Information
The Condensed Combined Balance Sheets, as of the dates indicated, and the Condensed Combined Statements of Operations, for the periods indicated, for the unconsolidated entities in which we have an investment, aggregated by type, are included below (in thousands). The balances within Rental Property Joint Ventures includes the financial positions of the unconsolidated entities that have been classified as held for sale on our Consolidated Balance Sheet as of October 31, 2025.

Condensed Combined Balance Sheets:

	October 31, 2025
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Cash and cash equivalents	$95,741	$16,492	$50,191	$367	$162,791
Inventory	1,520,860	54,844	—	7,185	1,582,889
Loan receivables, net	—	—	25,476	31,358	56,834
Rental properties	—	—	3,734,174	—	3,734,174
Rental properties under development	—	—	691,324	—	691,324
Other assets	329,803	10,375	188,574	478	529,230
Total assets	$1,946,404	$81,711	$4,689,739	$39,388	$6,757,242
Debt, net of deferred financing costs	$545,037	$6,511	$2,859,207	$—	$3,410,755
Other liabilities	181,277	32,229	220,640	6,129	440,275
Members’ equity	1,220,090	42,971	1,609,892	33,259	2,906,212
Total liabilities and equity	$1,946,404	$81,711	$4,689,739	$39,388	$6,757,242
Company’s net investment in unconsolidated entities (1)	$553,387	$14,769	$448,547	$9,192	$1,025,895

	October 31, 2024
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Cash and cash equivalents	$111,910	$34,187	$58,925	$942	$205,964
Inventory	1,082,597	128,913	—	27,164	1,238,674
Loan receivables, net	—	—	—	26,171	26,171
Rental properties	—	—	2,916,210	—	2,916,210
Rental properties under development	—	—	1,544,266	—	1,544,266
Other assets	305,844	25,615	203,276	976	535,711
Total assets	$1,500,351	$188,715	$4,722,677	$55,253	$6,466,996
Debt, net of deferred financing costs	$379,829	$47,580	$2,735,319	$—	$3,162,728
Other liabilities	189,767	12,028	299,201	14,497	515,493
Members’ equity	930,755	129,107	1,688,157	40,756	2,788,775
Total liabilities and equity	$1,500,351	$188,715	$4,722,677	$55,253	$6,466,996
Company’s net investment in unconsolidated entities (1)	$388,550	$58,403	$549,195	$11,269	$1,007,417

(1)    Our underlying equity in the net assets of the unconsolidated entities was more than our net investment in unconsolidated entities by $27.2 million and $3.0 million as of October 31, 2025 and 2024, respectively, and these differences are primarily a result of interest capitalized on our investments; the estimated fair value of the guarantees provided to the joint ventures; distributions from entities in excess of the carrying amount of our net investment; unrealized gains on our retained joint venture interests; other than temporary impairments we have recognized; and gains recognized from the sale of our ownership interests.

Condensed Combined Statements of Operations and Comprehensive Income:

	For the year ended October 31, 2025
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Revenues	$342,014	$97,258	$325,686	$26,343	$791,301
Cost of revenues	303,168	107,536	158,670	23,810	593,184
Other expenses	10,288	5,570	368,777	1,196	385,831
Total expenses	313,456	113,106	527,447	25,006	979,015
Income (loss) from operations	28,558	(15,848)	(201,761)	1,337	(187,714)
Other income - net (2)	6,440	384	137,022	3,692	147,538
Income (loss) before income taxes	34,998	(15,464)	(64,739)	5,029	(40,176)
Income tax provision (benefit)	364	423	(4,480)	—	(3,693)
Net income (loss)	$34,634	$(15,887)	$(60,259)	$5,029	$(36,483)
Company’s equity in earnings (losses) of unconsolidated entities (3)	$24,459	$4,937	$(11,663)	$1,321	$19,054

	For the year ended October 31, 2024
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Revenues	$269,545	$252,415	$273,353	$57,663	$852,976
Cost of revenues	200,939	193,533	120,787	51,054	566,313
Other expenses	11,943	11,990	269,785	1,368	295,086
Total expenses	212,882	205,523	390,572	52,422	861,399
Income (loss) from operations	56,663	46,892	(117,219)	5,241	(8,423)
Other income (loss) - net (2)	9,478	(176)	162,885	3,026	175,213
Income before income taxes	66,141	46,716	45,666	8,267	166,790
Income tax provision	268	37	291	—	596
Net income	$65,873	$46,679	$45,375	$8,267	$166,194
Company’s equity in earnings (losses) of unconsolidated entities (3)	$10,724	$(6,324)	$(30,339)	$2,096	$(23,843)

	For the year ended October 31, 2023
	Land Develop- ment Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Revenues	$240,365	$38,124	$238,651	$28,221	$545,361
Cost of revenues	196,924	26,583	85,328	21,031	329,866
Other expenses	13,261	7,201	233,734	1,053	255,249
Total expenses	210,185	33,784	319,062	22,084	585,115
Income (loss) from operations	30,180	4,340	(80,411)	6,137	(39,754)
Other income - net (2)	2,500	205	102,865	241	105,811
Income before income taxes	32,680	4,545	22,454	6,378	66,057
Income tax provision (benefit)	214	367	(940)	—	(359)
Net income	32,466	4,178	23,394	6,378	66,416
Company’s equity in earnings of unconsolidated entities (3)	$13,178	$972	$34,327	$1,621	$50,098

(2)    Other income generated by Rental Property Joint Ventures for the years ending October 31, 2025, 2024, and 2023 include gains of $146.1 million, $176.1 million, and $106.2 million, respectively, related to the sale of assets by multiple Rental Property Joint Ventures.
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
4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at October 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Expected recoveries from insurance carriers and others	$129,193	$109,569
Improvement cost receivable	28,755	41,173
Escrow cash held by our wholly owned captive title company	72,242	62,048
Properties held for rental apartment and commercial development	64,533	116,802
Prepaid expenses	47,832	40,432
Right-of-use asset	109,013	108,311
Derivative assets	64	18,398
Other	103,088	93,878
	$554,720	$590,611
5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At October 31, 2025 and 2024, loans payable consisted of the following (amounts in thousands):

	2025	2024
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	249,087	437,969
Deferred issuance costs	(2,699)	(2,152)
	$896,388	$1,085,817
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. On February 7, 2025, we entered into an agreement to amend the Term Loan Facility to extend the maturity date of all $650.0 million of outstanding term loans to February 7, 2030. No principal payments are required before the stated maturity date. Under the Term Loan Facility, we may select interest rates equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At October 31, 2025, the interest rate on the Term Loan Facility was 5.14% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
In November 2020, we entered into five interest rate swap transactions to hedge $400.0 million of the Term Loan Facility. The interest rate swaps effectively fixed the interest cost on the $400.0 million at 0.369% plus the spread set forth in the pricing schedule in the Term Loan Facility, which was 0.90% as of October 31, 2025. These interest rate swaps were designated as cash flow hedges and expired on October 31, 2025.
Revolving Credit Facility
We are party to a $2.35 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. On February 7, 2025, we increased the total amount of revolving loans and commitments available under the Revolving Credit Facility from $1.96 billion to $2.35 billion and extended the maturity date to February 7, 2030. We have the ability to increase the Revolving Credit Facility up to $3.00 billion with the consent of lenders. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.
Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during fiscal 2025, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of October 31, 2025.
At October 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility and had approximately $155.9 million of outstanding letters of credit that were issued under the Revolving Credit Facility. At October 31, 2025, the interest rate on outstanding borrowings under the Revolving Credit Facility, which is a variable rate, would have been 5.44% per annum.
Loans Payable – Other
“Loans payable – other” primarily represent purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure and our manufacturing facilities. Information regarding our loans payable at October 31, 2025 and 2024, is included in the table below ($ amounts in thousands):

	2025	2024
Aggregate loans payable at October 31	$249,087	$437,969
Weighted-average interest rate	4.87%	5.73%
Interest rate range	1.00% - 9.00%	1.00% - 9.00%
Loans secured by assets:
Carrying value of loans secured by assets	$249,087	$437,256
Carrying value of assets securing loans	$902,593	$1,326,440
The contractual maturities of “Loans payable – other” as of October 31, 2025, ranged from three days to 30.9 years.
Senior Notes
At October 31, 2025 and 2024, senior notes consisted of the following (amounts in thousands):

	2025	2024
4.875% Senior Notes due November 15, 2025	$—	$350,000
4.875% Senior Notes due March 15, 2027	450,000	450,000
4.35% Senior Notes due February 15, 2028	400,000	400,000
3.80% Senior Notes due November 1, 2029	400,000	400,000
5.60% Senior Notes due June 15, 2035	500,000	—
Bond discounts, premiums, and deferred issuance costs - net	(8,475)	(2,898)
	$1,741,525	$1,597,102
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

Mortgage Company Loan Facility
Our wholly owned mortgage subsidiary, Toll Brothers Mortgage Company ("TBMC"), is a party to a mortgage warehousing facility (the “Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. The Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TBMC is also subject to an under usage fee based on outstanding balances, as defined in the Warehousing Agreement. Prior to its scheduled expiration on December 2, 2025, the Warehousing Agreement was amended to extend the expiration date to November 25, 2026. No other changes were made to the terms of the Warehousing Agreement as a result of the amendment. The Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At October 31, 2025, the interest rate on the Warehousing Agreement was 5.88% per annum.
At October 31, 2025 and 2024, there was $150.0 million outstanding under the Warehousing Agreement that are included as liabilities in our Consolidated Balance Sheets. At October 31, 2025 and 2024, amounts outstanding under Warehousing Agreement were collateralized by $194.1 million and $182.8 million, respectively, of mortgage loans held for sale, which were included in assets in our Consolidated Balance Sheets. As of October 31, 2025, there were no aggregate outstanding purchase price limitations reducing the amount available to TBMC. There are several restrictions on purchased loans under the Warehousing Agreement, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreements.
General
As of October 31, 2025, the annual aggregate maturities of our loans and notes during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2026 (1)	$257,896
2027	$507,878
2028	$411,244
2029	$13,395
2030	$1,061,015
(1)    Excluded from the table above is $114.5 million of loans payable that have been classified within “Liabilities related to assets held for sale” on our Consolidated Balance Sheet as of October 31, 2025 which has a schedule maturity date in fiscal 2026. This debt was satisfied in December 2025 by Kennedy Wilson. See Note 1, “Significant Accounting Policies - Disposition” for additional information.
6. Accrued Expenses
Accrued expenses at October 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Land, land development and construction	$237,003	$356,613
Liabilities related to consolidated inventory not owned	754,824	388,778
Compensation and employee benefits	209,822	208,394
Escrow liability associated with our wholly owned captive title company	72,233	62,038
Self-insurance	237,353	242,306
Warranty	248,391	189,258
Lease liabilities	128,340	128,588
Deferred income	52,524	51,138
Interest	32,433	29,669
Commitments to unconsolidated entities	33,142	38,661
Other	55,854	57,405
	$2,061,919	$1,752,848

At the time each home is closed and title and possession are transferred to the home buyer, we record an initial accrual for expected warranty costs on that home. Our initial accrual for expected warranty costs is based upon historical warranty claim experience. Adjustments to our warranty liabilities related to homes delivered in prior periods are recorded in the period in which a change in our estimate occurs. The table below provides a reconciliation of the changes in our warranty accrual during fiscal 2025, 2024, and 2023 (amounts in thousands):

	2025	2024	2023
Balance, beginning of year	$189,258	$206,171	$164,409
Additions - homes closed during the year	43,022	36,186	44,949
Increase in accruals for homes closed in prior years - net	10,326	3,150	12,739
Increase (decrease) in accruals expected to be recovered from third parties (1)	44,000	(6,000)	58,000
Reclassification from self-insurance accruals	—	—	696
Charges incurred	(38,215)	(50,249)	(74,622)
Balance, end of year	$248,391	$189,258	$206,171
(1)    The increase (decrease) in accruals for warranty charges are expected to be recovered from our insurance carriers or suppliers, which are recorded as receivables included in “Receivables, prepaid expenses, and other assets” on our Consolidated Balance Sheets.
7. Income Taxes
The following table provides a reconciliation of our effective tax rate from the federal statutory tax rate for the fiscal years ended October 31, 2025, 2024, and 2023 ($ amounts in thousands):

	2025		2024		2023
	$	%*	$	%*	$	%*
Federal tax provision at statutory rate	376,188	21.0	437,984	21.0	386,898	21.0
State tax provision, net of federal benefit	85,649	4.8	103,880	5.0	90,698	4.9
Other permanent differences	56	—	2,737	0.1	(2,782)	(0.2)
Reversal of accrual for uncertain tax positions	(1,748)	(0.1)	(2,132)	(0.1)	(621)	—
Accrued interest on anticipated tax assessments	1,292	0.1	1,418	0.1	403	—
Increase in unrecognized tax benefits	2,598	0.1	2,556	0.1	2,209	0.1
Excess stock compensation benefit	(15,196)	(0.8)	(17,546)	(0.8)	(7,320)	(0.4)
Energy tax credits	—	—	(68)	—	(2,348)	(0.1)
Other	(3,954)	(0.2)	(14,384)	(0.7)	3,163	0.2
Income tax provision*	444,885	24.8	514,445	24.7	470,300	25.5
*    Due to rounding, percentages may not add
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimated that our rate for state income taxes, before federal benefit, will be 6.1% in fiscal 2025. Our state income tax rate, before federal benefit, was 6.3% and 6.2% in fiscal 2024 and 2023, respectively.
The following table provides information regarding the provision (benefit) for income taxes for each of the fiscal years ended October 31, 2025, 2024, and 2023 (amounts in thousands):

	2025	2024	2023
Federal	$372,664	$425,445	$385,650
State	72,221	89,000	84,650
	$444,885	$514,445	$470,300

Current	$358,146	$594,775	$433,837
Deferred	86,739	(80,330)	36,463
	$444,885	$514,445	$470,300

The components of income taxes payable at October 31, 2025 and 2024 are set forth below (amounts in thousands):

	2025	2024
Current	$16,766	$37,905
Deferred	160,350	76,642
	$177,116	$114,547
The following table provides a reconciliation of the change in the unrecognized tax benefits for the years ended October 31, 2025, 2024, and 2023 (amounts in thousands):

	2025	2024	2023
Balance, beginning of year	$20,029	$10,512	$4,922
Increase in benefit as a result of tax positions taken in prior years	1,631	8,650	3,633
Increase in benefit as a result of tax positions taken in current year	3,293	3,142	2,733
Decrease in benefit as a result of settlements	—	(1,782)	—
Decrease in benefit as a result of lapse of statute of limitations	(2,201)	(493)	(776)
Balance, end of year	$22,752	$20,029	$10,512
The statute of limitations has expired on our federal tax returns for fiscal years through 2021. The statute of limitations for our major state tax jurisdictions remains open for examination for fiscal year 2020 and subsequent years.
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
The amounts accrued for interest and penalties are included in the current portion of “Income taxes payable” on our Consolidated Balance Sheets. The following table provides information as to the amounts recognized in our tax provision, before reduction for applicable taxes and reversal of previously accrued interest and penalties, of potential interest and penalties in the fiscal years ended October 31, 2025, 2024, and 2023, and the amounts accrued for potential interest and penalties at October 31, 2025 and 2024 (amounts in thousands):

Expense recognized in the Consolidated Statements of Operations and Comprehensive Income
Fiscal year
2025	$1,636
2024	$785
2023	$332

Accrued at:
October 31, 2025	$3,882
October 31, 2024	$1,728

The components of net deferred tax assets and liabilities at October 31, 2025 and 2024 are set forth below (amounts in thousands):

	2025	2024
Deferred tax assets:
Accrued expenses	$67,787	$61,353
Impairment charges	26,132	23,074
Inventory valuation differences	21,440	44,307
Stock-based compensation expense	12,384	11,966
Amounts related to unrecognized tax benefits	4,712	4,130
State tax, net operating loss carryforwards	7,193	4,285
Other	2,607	117
Total assets	142,255	149,232
Deferred tax liabilities:
Capitalized interest	20,478	20,634
Deferred income	245,646	171,954
Expenses taken for tax purposes not for book	3,766	2,304
Depreciation	10,848	13,681
Deferred marketing	21,867	17,301
Total liabilities	302,605	225,874
Net deferred tax liabilities	$(160,350)	$(76,642)
In accordance with GAAP, we assess whether a valuation allowance should be established based on our determination of whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized. At October 31, 2025 and 2024, we determined that it was more-likely-than-not that our deferred tax assets would be realized. Accordingly, at October 31, 2025 and 2024, we did not have valuation allowances recorded against our federal or state deferred tax assets.
We file tax returns in the various states in which we do business. Each state has its own statutes regarding the use of tax loss carryforwards. Some of the states in which we do business do not allow for the carryforward of losses, while others allow for carryforwards ranging from five years to an indefinite carryforward period.
8. Stockholders’ Equity
Our authorized capital stock consists of 400 million shares of common stock, $0.01 par value per share (“common stock”), and 15 million shares of preferred stock, $0.01 par value per share. At October 31, 2025, we had 94.8 million shares of common stock issued and outstanding, 2.1 million shares of common stock reserved for outstanding stock options and restricted stock units, 2.6 million shares of common stock reserved for future equity award issuances, and 205,943 shares of common stock reserved for issuance under our employee stock purchase plan. As of October 31, 2025, no shares of preferred stock have been issued.
Cash Dividends
In March 2025, our Board of Directors approved an increase in the quarterly dividend from $0.23 to $0.25 per share. During the fiscal years October 31, 2025, 2024 and 2023, we declared and paid aggregate cash dividends of $0.98, $0.90 and $0.83 per share, respectively, to our shareholders.
Stock Repurchase Program
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity award and other employee benefit plans. Most recently, on December 13, 2023, the Board of Directors authorized the repurchase of up to 20 million shares of our common stock and cancelled all open authorizations effective the same date. The Board of Directors did not fix any expiration date for this repurchase program.

The following table provides information about the share repurchase programs for the fiscal years ended October 31, 2025, 2024, and 2023:

	2025	2024	2023
Number of shares purchased (in thousands)	5,410	4,914	7,860
Average price per share (1)	$120.44	$127.79	$72.00
Remaining authorization at October 31 (in thousands)	9,677	15,087	6,716
(1) Average price per share includes all costs associated with the repurchases, including accrued excise taxes.
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
Accumulated Other Comprehensive Income (Loss)
The changes in each component of accumulated other comprehensive income (loss) (“AOCI”), for fiscal years ended October 31, 2025, 2024, and 2023, were as follows (amounts in thousands):

	2025	2024	2023
Employee Retirement Plans
Beginning balance	$1,018	$3,080	$2,475
Gains (losses) arising during the period	(472)	(2,314)	736
Less: Tax (expense) benefit	121	593	(199)
Net gains (losses) arising during the period	(351)	(1,721)	537
(Gains) losses reclassified from AOCI to net income (1)	822	(457)	92
Less: Tax expense (benefit) (2)	(208)	116	(24)
Net (gains) losses reclassified from AOCI to net income	614	(341)	68
Other comprehensive income (loss), net of tax	263	(2,062)	605
Ending balance	$1,281	$1,018	$3,080
Derivative Instruments
Beginning balance	$30,259	$37,830	$35,143
Gains on derivative instruments	1,381	515	8,369
Less: Tax expense	(356)	(472)	(2,110)
Net gains on derivative instruments	1,025	43	6,259
Gains reclassified from AOCI to net income (3)	(13,766)	(10,695)	(4,784)
Less: Tax expense (2)	3,473	3,081	1,212
Net gains reclassified from AOCI to net income	(10,293)	(7,614)	(3,572)
Other comprehensive income (loss), net of tax	(9,268)	(7,571)	2,687
Ending balance	$20,991	$30,259	$37,830
Total AOCI ending balance	$22,272	$31,277	$40,910
(1) Reclassified to “Other income – net”
(2) Reclassified to “Income tax provision”
(3) Reclassified to “Cost of revenues – home sales”

9. Stock-Based Benefit Plans
We grant various types of restricted stock units to our employees and our non-employee directors under our stock incentive plans. We also granted stock options to certain of our employees and non-employee directors through fiscal year 2023. Restricted stock unit awards may be based on performance conditions, market conditions or service over a requisite time period (time-based). On March 12, 2019, shareholders approved the Toll Brothers, Inc. 2019 Omnibus Incentive Plan (the “Omnibus Plan”), which succeeded the Toll Brothers, Inc. Stock Incentive Plan for Employees (2014) and the Toll Brothers, Inc. Stock Incentive Plan for Non-Executive Directors (2016) with respect to equity awards granted after its adoption, and no additional equity awards may be granted under such prior plans. As a result, the Omnibus Plan is the sole plan out of which new equity awards may be granted to employees (including executive officers), directors and other eligible participants under the plan. The Omnibus Plan provides for the granting of incentive stock options and nonqualified stock options with a term of up to 10 years at a price not less than the market price of the stock at the date of grant. The Omnibus Plan also provides for the issuance of stock appreciation rights and restricted and unrestricted stock awards and stock units, which may be performance-based. Stock options and restricted stock units granted under the Omnibus Plan generally vest over a four-year period for employees and prior to fiscal 2024, a two-year period for non-employee directors. Beginning in fiscal 2024, stock-based compensation awards granted to non-employee directors vest over a one-year period. Shares issued upon the exercise of a stock option or settlement of restricted stock units are either from shares held in treasury or newly issued shares. At October 31, 2025, 2024, and 2023, we had 2.6 million; 3.2 million; and 3.7 million shares, respectively, available for grant under the plans.
The following table provides information regarding the amount of total stock-based compensation expense recognized by us for fiscal years ended October 31, 2025, 2024, and 2023 (amounts in thousands):

	2025	2024	2023
Total stock-based compensation expense recognized	$30,834	$29,558	$24,805
Income tax benefit recognized	$7,776	$7,555	$6,291
At October 31, 2025, the aggregate unamortized value of outstanding stock-based compensation awards was approximately $23.0 million and the weighted-average period over which we expect to recognize such compensation costs was approximately 2.3 years.
Performance-Based Restricted Stock Units:
In fiscal 2025, 2024, and 2023, the Executive Compensation Committee approved awards of performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of our common stock to certain members of our senior management. The number of shares earned for Performance-Based RSUs is based on the attainment of certain operational performance metrics approved by the Executive Compensation Committee in the year of grant. The number of shares underlying the Performance-Based RSUs that may be issued to the recipients ranges from 0% to 150% of the base award depending on actual achievement as compared to the target performance goals. Shares earned based on actual performance vest pro-rata over a four-year period (provided the recipients continue to be employed by us as specified in the award document) or cliff-vest at the end of a three-year performance period measured from the grant date.
Compensation expense related to these grants is based on the Company’s performance against the related performance criteria, the elapsed portion of the performance or vesting period and the grant date fair value of the award.

A summary of the status of our nonvested Performance-Based RSUs as of October 31, 2025, and changes during the year ended October 31, 2025, is presented below:

	Number of shares (in thousands)	Weighted-average grant date fair value
Nonvested at November 1, 2024	206	$54.51
Granted	52	$102.42
Vested	(118)	$44.48
Nonvested at October 31, 2025	140	$75.33

The following table provides information regarding the issuance, valuation assumptions, and amortization of the Performance-Based RSUs issued in fiscal 2025, 2024, and 2023:

	2025	2024	2023
Estimated number of shares underlying Performance-Based RSUs to be issued	52,326	67,499	126,068
Aggregate number of Performance-Based RSUs outstanding at October 31	310,216	346,630	442,961
Weighted-average fair value per share of Performance-Based RSUs issued	$41.94	$33.98	$34.70
Aggregate grant date fair value of Performance-Based RSUs issued (in thousands)	$4,481	$5,795	$7,244
Performance-Based RSU expense recognized (in thousands)	$5,447	$6,713	$5,838
Fair market value of Performance-Based RSUs vested (in thousands)	$5,280	$4,864	$5,595
Shares earned with respect to Performance-Based RSUs granted in December 2018, 2019, and 2020 were delivered in fiscal 2023, 2024, and 2025, respectively.
Time-Based Restricted Stock Units:
We issue time-based restricted stock units (“Time-Based RSUs”) to various officers, employees, and non-employee directors on an annual basis.
A summary of our nonvested Time-Based RSUs as of October 31, 2025, and changes during the year ended October 31, 2025, is presented below:

	Number of shares (in thousands)	Weighted-average grant date fair value
Nonvested at November 1, 2024	859	$64.20
Granted	236	$115.91
Vested	(326)	$58.29
Forfeited	(14)	$84.00
Nonvested at October 31, 2025	755	$82.56

The following table provides additional information on the Time-Based RSUs for fiscal 2025, 2024, and 2023:

	2025	2024	2023
Time-Based RSUs issued:
Number of Time-Based RSUs issued	388,782	372,973	324,399
Weighted-average fair value per share of Time-Based RSUs issued	$45.59	$39.58	$34.26
Aggregate fair value of Time-Based RSUs issued (in thousands)	$17,724	$14,761	$11,114
Time-Based RSU expense recognized (in thousands):	$24,913	$22,365	$18,340
Fair market value of Time-Based RSUs vested (in thousands):	$18,982	$17,378	$14,592

	2025	2024	2023
At October 31:
Aggregate number of Time-Based RSUs outstanding	1,178,296	1,344,851	1,500,097
Cumulative unamortized value of Time-Based RSUs (in thousands)	$22,906	$21,587	$22,836
10. Earnings Per Share Information
Information pertaining to the calculation of earnings per share for each of the fiscal years ended October 31, 2025, 2024, and 2023, is as follows (amounts in thousands):

	2025	2024	2023
Numerator:
Net income as reported	$1,346,486	$1,571,195	$1,372,071

Denominator:
Basic weighted-average shares	98,978	103,653	110,020
Common stock equivalents (1)	801	1,037	988
Diluted weighted-average shares	99,779	104,690	111,008
Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	65	39	200
Shares issued under stock incentive and employee stock purchase plans	430	910	2,026
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
11. Fair Value Disclosures
Financial Instruments
A summary of assets and (liabilities) at October 31, 2025 and 2024, related to our financial instruments, measured at fair value on a recurring basis, is set forth below (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	October 31, 2025	October 31, 2024
Mortgage Loans Held for Sale	Level 2	$200,816	$191,242
Forward Loan Commitments – Mortgage Loans Held for Sale	Level 2	$63	$2,152
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(1)	$(962)
Forward Loan Commitments – IRLCs	Level 2	$1	$962
Interest Rate Swap Contracts	Level 2	$—	$15,283
At October 31, 2025 and 2024, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.

The fair values of the interest rate swap contracts are included in “Receivables, prepaid expenses and other assets” in our Consolidated Balance Sheets and are determined using widely accepted valuation techniques including discounted cash flow analysis based on the expected cash flows of each swap contract. Although the Company has determined that the significant inputs, such as interest yield curve and discount rate, used to value its interest rate swap contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of October 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate swap contract positions and determined that the credit valuation adjustments were not significant to the overall valuation of our interest rate swap contracts. As a result, we have determined that our interest rate swap contracts valuations in their entirety are classified in Level 2 of the fair value hierarchy. Our interest rate swap contracts expired as of October 31, 2025.
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
The table below provides, for the periods indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale as of the date indicated (amounts in thousands):

At October 31,	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
2025	$200,976	$200,816	$(160)
2024	$193,333	$191,242	$(2,091)
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
Inventory
We recognize inventory impairment and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory is determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies - Inventory,” for additional information regarding our methodology on determining fair value. As further discussed in Note 1, determining the fair value of a community’s inventory involves a number of variables, many of which are interrelated. If we used a different input for any of the various unobservable inputs used in our impairment analysis, the results of the analysis may have been different, absent any other changes. Impairments on operating communities were not significant in each of the three fiscal years ended October 31, 2025, 2024, and 2023 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating communities.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt at October 31, 2025 and 2024 (amounts in thousands):

		2025		2024
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$899,087	$888,604	$1,087,969	$1,069,577
Senior notes (2)	Level 1	1,750,000	1,759,618	1,600,000	1,572,580
Mortgage company loan facility (3)	Level 2	150,000	150,000	150,000	150,000
		$2,799,087	$2,798,222	$2,837,969	$2,792,157
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
12. Employee Retirement and Deferred Compensation Plans
Salary Deferral Savings Plans
We maintain salary deferral savings plans covering substantially all employees. We recognized an expense, net of plan forfeitures, with respect to the plans of $20.9 million, $19.2 million, and $17.1 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively, which is included in “Selling, general and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income.
Deferred Compensation Plan
We have an unfunded, nonqualified deferred compensation plan that permits eligible employees to defer a portion of their compensation. The deferred compensation, together with certain of our contributions, earns various rates of return depending upon when the compensation was deferred. A portion of the deferred compensation and interest earned may be forfeited by a participant if he or she elects to withdraw the compensation prior to the end of the deferral period. We accrued $38.1 million and $36.6 million at October 31, 2025 and 2024, respectively, for our obligations under the plan, which is included in “Accrued expenses” in the Consolidated Balance Sheets.
Defined Benefit Retirement Plans
We have two unfunded defined benefit retirement plans. Retirement benefits generally vest when the participant reaches normal retirement age. Unrecognized prior service costs are being amortized over the period from the date participants enter the plans until their interests are fully vested. We used a 4.87%, 4.98%, and 5.83% discount rate in our calculation of the present value of our projected benefit obligations at October 31, 2025, 2024, and 2023, respectively. The rates represent the approximate long-term investment rate at October 31 of the fiscal year for which the present value was calculated. Information related to the plans is based on actuarial information calculated as of October 31, 2025, 2024 and 2023.

Information related to our retirement plans for each of the fiscal years ended October 31, 2025, 2024, and 2023, is as follows (amounts in thousands):

	2025	2024	2023
Plan costs:
Service cost	$197	$179	$137
Interest cost	1,773	1,982	1,869
Amortization of prior service cost	1,102	1,182	1,407
Amortization of unrecognized losses	(281)	(1,638)	(1,316)
	$2,791	$1,705	$2,097
Projected benefit obligation:
Beginning of year	$37,034	$35,376	$36,904
Plan amendments adopted during year	847	405	1,171
Service cost	197	179	137
Interest cost	1,773	1,982	1,869
Benefit payments	(2,888)	(2,818)	(2,748)
Change in unrecognized (gain) loss	(375)	1,910	(1,957)
Projected benefit obligation, end of year	$36,588	$37,034	$35,376
Unamortized prior service cost:
Beginning of year	$2,665	$3,442	$3,678
Plan amendments adopted during year	847	405	1,171
Amortization of prior service cost	(1,102)	(1,182)	(1,407)
Unamortized prior service cost, end of year	$2,410	$2,665	$3,442
Accumulated unrecognized gain, October 31	$4,472	$4,378	$7,926
Accumulated benefit obligation, October 31	$36,588	$37,034	$35,376
Accrued benefit obligation, October 31	$36,588	$37,034	$35,376
The accrued benefit obligation is included in accrued expenses on our Consolidated Balance Sheets.
The table below provides, based upon the estimated retirement dates of the participants in the retirement plans, the amounts of benefits we would be required to pay in each of the next five fiscal years and for the five fiscal years ended October 31, 2035 in the aggregate (in thousands):

Year ending October 31,	Amount
2026	$3,065
2027	$3,466
2028	$3,531
2029	$3,518
2030	$3,493
November 1, 2030 – October 31, 2035	$15,477
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
Information regarding our land purchase contracts at October 31, 2025 and 2024, is provided in the table below (amounts in thousands):

	2025	2024
Aggregate purchase price:
Unrelated parties	$7,433,042	$6,073,847
Unconsolidated entities that the Company has investments in	111,295	26,783
Total	$7,544,337	$6,100,630
Deposits against aggregate purchase price	$744,500	$549,195
Additional cash required to acquire land	6,799,837	5,551,435
Total	$7,544,337	$6,100,630
Amount of additional cash required to acquire land included in accrued expenses	$749,974	$382,277
In addition, we expect to purchase approximately 8,800 additional home sites over a number of years from several joint ventures in which we have investments; the purchase prices of these home sites will be determined at a future date.
At October 31, 2025, we also had similar purchase contracts to acquire land for apartment developments of approximately $326.2 million, of which we had outstanding deposits in the amount of $14.7 million. As previously discussed, in September 2025, we entered into an agreement with Kennedy Wilson to sell our interests in approximately half of our Apartment Living portfolio, which includes substantially all of these purchase contracts.
We have additional land parcels under option that have been excluded from the aforementioned aggregate purchase amounts since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At October 31, 2025, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At October 31, 2025, we had outstanding surety bonds amounting to $770.1 million, primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $366.7 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At October 31, 2025, we had outstanding letters of credit of $155.9 million under our Revolving Credit Facility and $36.7 million under other letter of credit facilities. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At October 31, 2025, we had provided financial guarantees of $57.0 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.

Backlog
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). At October 31, 2025, we had agreements of sale outstanding to deliver 4,647 homes with an aggregate sales value of $5.49 billion.
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
Information regarding our mortgage commitments at October 31, 2025 and 2024, is provided in the table below (amounts in thousands):

	2025	2024
Aggregate mortgage loan commitments:
IRLCs	$188,031	$168,829
Non-IRLCs	1,447,468	1,668,455
Total	$1,635,499	$1,837,284
Investor commitments to purchase:
IRLCs	$188,031	$168,829
Mortgage loans receivable	194,076	182,834
Total	$382,107	$351,663
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
ROU assets are classified within “Receivables, prepaid expenses, and other assets” and the corresponding lease liability is included in “Accrued expenses” in our Consolidated Balance Sheets. We elected the short-term lease recognition exemption for all leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. For such leases, we do not recognize ROU assets or lease liabilities and instead recognize lease payments in our Consolidated Statements of Operations and Comprehensive Income on a straight-line basis. At October 31, 2025, ROU assets and lease liabilities were $109.0 million and $128.3 million, respectively. At October 31, 2024, ROU assets and lease liabilities were $108.3 million and $128.6 million, respectively. Payments on lease liabilities totaled $25.6 million, $22.5 million, and $20.2 million for the years ending October 31, 2025, 2024, and 2023 respectively.
Lease expense includes costs for leases with terms in excess of one year as well as short-term leases with terms of one year or less. For the fiscal years ending October 31, 2025, 2024, and 2023, our total lease expense was $26.4 million, $24.3 million, and $27.1 million, respectively, inclusive of variable lease costs of approximately $4.2 million, $4.1 million, and $4.2 million, respectively. Short-term lease costs and sublease income was de minimis.

Information regarding our remaining lease payments as of October 31, 2025 is provided in the table below (amounts in thousands):

Year ended October 31,
2026	$25,400
2027	22,000
2028	19,000
2029	16,800
2030	11,200
Thereafter	137,800
Total lease payments (1)	232,200
Less: Interest (2)	103,900
Present value of lease liabilities (3)	$128,300
(1)    Lease payments include options to extend lease terms that, at inception, are reasonably certain of being exercised.
(2)    Our leases do not provide a readily determinable implicit rate. Therefore, we estimate our discount rate for such leases to determine the present value of lease payments at the lease commencement date.
(3)    Excludes $46.6 million of lease liabilities that have been classified within “Liabilities related to assets held for sale” on our Consolidated Balance Sheet as of October 31, 2025 that mature as follows: $1.0 million in 2026, $1.7 million in 2027, $1.6 million in 2028, $1.8 million in 2029, $2.1 million in 2030, and $831.3 million thereafter for total future lease liabilities of $839.5 million and $792.9 million of discounted interest.
The majority of our facility leases give us the option to extend the lease term. The exercise of lease renewal options is at our discretion. For several of our facility leases we are reasonably certain at inception the option will be exercised and thus the renewal term has been included in our calculation of the ROU asset and lease liability. The weighted average remaining lease term and weighted average discount rate used in calculating these facility lease liabilities, excluding our land leases, were 6.6 years and 5.4%, respectively, at October 31, 2025 and 7.2 years and 5.9%, respectively, at October 31, 2024.
We have a small number of land leases with initial terms of 99 years. We are not reasonably certain that, if given the option, we would extend these leases. We have therefore excluded the renewal terms from our ROU asset and lease liability for these leases. The weighted average remaining lease term and weighted average discount rate used in calculating these land lease liabilities were 92.4 years and 4.5%, respectively, at October 31, 2025 and 93.4 years and 4.5%, respectively, at October 31, 2024.
14. Other Income – Net
The table below provides the significant components of “Other income – net” for the years ended October 31, 2025, 2024, and 2023 (amounts in thousands):

	2025	2024	2023
Interest income	$29,479	$38,497	$35,133
Income from ancillary businesses	15,913	19,534	2,846
Management fee income earned by home building operations	3,829	4,297	4,462
Gain on litigation settlements – net	—	—	27,683
Other	2,482	6,968	(2,606)
Total other income – net	$51,703	$69,296	$67,518
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides revenues and expenses for these ancillary businesses for the years ended October 31, 2025, 2024, and 2023 (amounts in thousands):

	2025	2024	2023
Revenues	$181,053	$165,615	$140,272
Expenses	$165,140	$146,081	$137,426

In fiscal 2024, our smart home technology business recognized a gain of $4.4 million from bulk sales of security monitoring accounts, which is included in income from ancillary businesses above. No similar gains were recognized in fiscal 2025 or 2023.
In fiscal 2025, 2024 and 2023, we recognized $7.3 million, $8.9 million, and $8.4 million, respectively, of write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations.
In fiscal 2025, 2024 and 2023, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations totaling $20.4 million, $35.7 million and $34.7 million, respectively.
15. Information on Segments
We are engaged in the business of acquiring and developing land and constructing and selling single-family detached and attached homes. In accordance with ASC Topic 280, Segment Reporting, we have aggregated our geographical homebuilding segments under the aggregation criteria outlined. In determining the most appropriate reportable segments, we considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply. In addition, our determination of reporting segments considered how our chief operating decision makers (“CODMs”) evaluate operating performance and capital allocation. Based upon these factors and in consideration of the geographical layout of our homebuilding markets, we have identified five homebuilding reporting segments which are reported under the following hierarchy:

•The North region: Connecticut, Delaware, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.

Corporate and other is a non-operating segment comprised principally of general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; interest income; income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations; and income from our Rental Property Joint Ventures and Other Joint Ventures.

The reportable segments follow the same accounting policies used for our consolidated financial statements, as described in Note 1, Significant Accounting Policies. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

In 2025, we adopted ASU 2023-07, which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. The adoption of ASU 2023-07 impacted the presentation of the performance measures presented in the below tables. Information for previous periods in the below tables conforms with the current year presentation.

Our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Operating Officer (COO) are our CODMs. Our CODMs use segment measures, principally income from operations (the primary measure of segment profit or loss), in addition to revenue, operating profit, and other key homebuilding metrics regularly provided to assess each segment’s performance and decide how to allocate resources. These operating results are reviewed against actual and forecasted figures.

Total revenues, significant expenses, income from operations and income before income taxes for each of our reportable segments were as follows ($ amounts in thousands):

	For the year ended October 31, 2025
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	1,656,081	1,432,847	2,706,681	2,924,363	2,122,234	10,842,206	(3)	10,842,203
Land sales and other	17,156	32,973	12,233	51,855	1,493	115,710	8,810	124,520
	1,673,237	1,465,820	2,718,914	2,976,218	2,123,727	10,957,916	8,807	10,966,723

Cost of revenues:
Home sales	1,228,627	1,058,414	1,980,790	2,226,229	1,573,646	8,067,706	2,036	8,069,742
Land sales and other	18,056	45,590	9,315	48,981	9,746	131,688	11,057	142,745
	1,246,683	1,104,004	1,990,105	2,275,210	1,583,392	8,199,394	13,093	8,212,487
Selling, general and administrative	107,026	111,250	235,127	194,345	139,767	787,515	246,107	1,033,622
Income (loss) from operations	319,528	250,566	493,682	506,663	400,568	1,971,007	(250,393)	1,720,614
Other:
Income (loss) from unconsolidated entities	4,937	73	25,729	(312)	(1,031)	29,396	(10,342)	19,054
Other income - net	2,542	2,987	4,735	4,718	1,313	16,295	35,408	51,703
Income (loss) before income taxes	327,007	253,626	524,146	511,069	400,850	2,016,698	(225,327)	1,791,371

	For the year ended October 31, 2024
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	1,484,267	1,422,018	2,787,459	2,590,445	2,279,083	10,563,272	60	10,563,332
Land sales and other (1)	4,486	208,436	25,930	28,277	1,365	268,494	14,914	283,408
	1,488,753	1,630,454	2,813,389	2,618,722	2,280,448	10,831,766	14,974	10,846,740

Cost of revenues:
Home sales	1,139,600	1,029,220	1,999,758	1,981,501	1,599,536	7,749,615	3,736	7,753,351
Land sales and other	752	31,077	22,245	10,521	1,192	65,787	5,124	70,911
	1,140,352	1,060,297	2,022,003	1,992,022	1,600,728	7,815,402	8,860	7,824,262
Selling, general and administrative	97,176	100,097	234,037	185,409	139,279	755,998	226,293	982,291
Income (loss) from operations	251,225	470,060	557,349	441,291	540,441	2,260,366	(220,179)	2,040,187
Other:
(Loss) income from unconsolidated entities	(6,324)	(243)	10,591	688	(311)	4,401	(28,244)	(23,843)
Other income - net	7,838	1,661	10,082	4,189	1,659	25,429	43,867	69,296
Income (loss) before income taxes	252,739	471,478	578,022	446,168	541,789	2,290,196	(204,556)	2,085,640
(1) Included in the Mid-Atlantic region is a $185.0 million land sale to a commercial developer in February 2024, which is further discussed in Note 1, “Significant Accounting Policies - Revenue and Cost Recognition”.

	For the year ended October 31, 2023
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	1,494,127	1,175,348	2,204,763	2,660,746	2,329,365	9,864,349	1,677	9,866,026
Land sales and other	32,620	13,169	19,014	1,140	8,705	74,648	54,263	128,911
	1,526,747	1,188,517	2,223,777	2,661,886	2,338,070	9,938,997	55,940	9,994,937

Cost of revenues:
Home sales	1,186,238	844,581	1,621,080	1,969,054	1,580,565	7,201,518	5,761	7,207,279
Land sales and other	46,748	20,430	18,378	1,140	11,410	98,106	55,351	153,457
	1,232,986	865,011	1,639,458	1,970,194	1,591,975	7,299,624	61,112	7,360,736
Selling, general and administrative	103,330	80,076	187,311	176,726	136,729	684,172	225,274	909,446
Income (loss) from operations	190,431	243,430	397,008	514,966	609,366	1,955,201	(230,446)	1,724,755
Other:
Income (loss) from unconsolidated entities	972	283	13,520	(211)	(414)	14,150	35,948	50,098
Other income (loss) - net	6,011	(249)	6,183	2,325	1,174	15,444	52,074	67,518
Income (loss) before income taxes	197,414	243,464	416,711	517,080	610,126	1,984,795	(142,424)	1,842,371
“Corporate and other” is comprised principally of income from certain of our ancillary businesses, including our apartment rental development business and our high-rise urban luxury condominium operations; income from our Rental Property Joint Ventures and Other Joint Ventures; and interest income; and general corporate expenses such as our executive offices; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups.
Total assets for each of our segments at October 31, 2025 and 2024, are shown in the table below (amounts in thousands):

	2025	2024
North	$1,566,554	$1,425,738
Mid-Atlantic	1,697,949	1,444,951
South	2,907,617	2,514,446
Mountain	2,948,416	2,950,806
Pacific	2,585,987	2,266,829
Total home building	11,706,523	10,602,770
Corporate and other	2,813,343	2,765,162
Total consolidated	$14,519,866	$13,367,932
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development operations, and our mortgage and title subsidiaries.

Inventory for each of our segments, as of the dates indicated, is shown in the table below (amounts in thousands):

	Land controlled for future communities	Land owned for future communities	Operating communities	Total
Balances at October 31, 2025
North	$45,707	$124,886	$1,223,239	$1,393,832
Mid-Atlantic	61,244	76,876	1,522,998	1,661,118
South	62,151	82,462	2,397,842	2,542,455
Mountain	16,973	93,413	2,642,887	2,753,273
Pacific	121,154	28,869	2,177,759	2,327,782
Total consolidated	$307,229	$406,506	$9,964,725	$10,678,460

Balances at October 31, 2024
North	$30,597	$38,920	$1,169,490	$1,239,007
Mid-Atlantic	51,400	50,762	1,297,021	1,399,183
South	43,571	89,145	2,100,079	2,232,795
Mountain	10,868	94,103	2,705,213	2,810,184
Pacific	63,730	80,100	1,887,926	2,031,756
Total consolidated	$200,166	$353,030	$9,159,729	$9,712,925
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable for each of our segments, for the years ended October 31, 2025, 2024, and 2023, are shown in the table below (amounts in thousands):

	2025	2024	2023
North	$1,344	$1,098	$677
Mid-Atlantic	16,841	15,214	15,898
South	16,887	3,404	1,766
Mountain	15,612	26,032	5,662
Pacific	15,230	13,693	6,703
Total consolidated	$65,914	$59,441	$30,706
The amounts we have provided for land impairment charges included in land sales and other costs of revenues, for the years ended October 31, 2025, 2024, and 2023, are shown in the table below (amounts in thousands):

	2025	2024	2023
North	$900	$—	$15,560
Mid-Atlantic	12,100	600	10,300
South	2,561	—	—
Pacific	8,800	—	2,200
Traditional Home Building	24,361	600	28,060
Corporate and other	2,500	3,800	2,500
Total consolidated	$26,861	$4,400	$30,560

The net carrying value of our investments in unconsolidated entities, for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	Investments in unconsolidated entities
	At October 31,
	2025	2024
North	$14,769	$58,403
Mid-Atlantic	14,535	12,647
South	289,938	168,042
Mountain	102,147	74,909
Pacific	146,767	132,952
Total home building	568,156	446,953
Corporate and other	457,739	560,464
Total consolidated	$1,025,895	$1,007,417
“Corporate and other” is comprised of our investments in the Rental Property Joint Ventures and Other Joint Ventures.
16. Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Consolidated Statements of Cash Flows for each of the fiscal years ended October 31, 2025, 2024 and 2023 (amounts in thousands):

	2025	2024	2023
Cash flow information:
Income tax paid - net	$372,355	$550,077	$584,695
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$453,918	$186,714	$359,042
Transfer of inventory to investment in unconsolidated entities	$7,548	$4,167	$1,000
Increase in inventory due to consolidation of joint ventures	$69,277	$—	$—
Transfer of investment in unconsolidated entities to inventory	$2,337	$9,049	$1,675
Transfer of other assets to investment in unconsolidated entities, net	$10,026	$—	$47,780
Transfer of other assets to property, construction, and office equipment - net	$—	$133,020	$47,280
Change in deferred tax provision attributable to other comprehensive income and income taxes payable	$(307)	$6,197	$6,710
Unrealized loss on derivatives	$(15,283)	$(19,959)	$(9,767)
Accrued excise tax and other share repurchases	$5,803	$5,213	$4,355
Miscellaneous increases (decreases) to investments in unconsolidated entities	$8,741	$7,468	$(5,917)

	At October 31,
	2025	2024	2023
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,258,997	$1,303,039	$1,300,068
Restricted cash included in receivables, prepaid expenses, and other assets and Real estate and related assets held for sale	$79,941	$67,396	$44,273
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,338,938	$1,370,435	$1,344,341

17. Summary Consolidated Quarterly Financial Data (Unaudited)
The table below provides summary income statement data for each quarter of fiscal 2025 and 2024 (amounts in thousands, except per share data):

	Three Months Ended
	October 31	July 31	April 30	January 31
Fiscal 2025:
Revenue:
Home sales	$3,413,999	$2,880,975	$2,706,453	$1,840,776
Land sales and other	$9,399	$64,142	$32,624	$18,355
Gross profit (loss):
Home sales	$870,724	$738,207	$704,235	$459,296
Land sales and other	$(22,861)	$3,184	$1,203	$249
Income before income taxes	$592,987	$499,500	$477,503	$221,382
Net income	$446,716	$369,621	$352,447	$177,703
Earnings per share (1)
Basic	$4.62	$3.76	$3.53	$1.76
Diluted	$4.58	$3.73	$3.50	$1.75
Weighted-average number of shares
Basic	96,758	98,434	99,890	100,830
Diluted	97,531	99,170	100,585	101,830

Fiscal 2024:
Revenue:
Home sales	$3,260,004	$2,724,472	$2,647,020	$1,931,836
Land sales and other (2)	$73,458	$3,472	$190,466	$16,012
Gross profit (loss):
Home sales	$846,324	$747,310	$683,737	$532,610
Land sales and other (2)	$34,465	$(5,306)	$177,487	$5,851
Income before income taxes	$621,073	$503,627	$649,779	$311,161
Net income	$475,409	$374,611	$481,617	$239,558
Earnings per share (1)
Basic	$4.67	$3.64	$4.60	$2.28
Diluted	$4.63	$3.60	$4.55	$2.25
Weighted-average number of shares
Basic	101,716	102,980	104,794	105,122
Diluted	102,676	104,014	105,803	106,265
(1)    Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.
(2)    Land sales and other revenue and gross profit in the three months ended April 30, 2024 included $185.0 million and $175.2 million, respectively, related to the sale of a single parcel of land in northern Virginia to a commercial developer.