Form 10-Q
period 2026-01-31
Toll Brothers, Inc.
filed 2026-02-27
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2026
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
At February 25, 2026, there were approximately 94,707,000 shares of Common Stock, par value $0.01 per share, outstanding.

TOLL BROTHERS, INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One can identify these statements by the fact that they do not relate to matters of a strictly historical or factual nature and generally discuss or relate to future events. These statements contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should,” “likely,” “will” and other words or phrases of similar meaning. Such statements may include, but are not limited to, information related to: market conditions; mortgage rates; inflation rates; demand for our homes; our build-to-order and quick move-in home strategy; sales paces and prices; effects of home buyer cancellations; our strategic priorities; growth and expansion; our land acquisition, land development and capital allocation priorities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues, profitability, margins and returns; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; joint ventures in which we are involved; anticipated results from our investments in unconsolidated entities; our plans and expectations regarding our announced exit from the multifamily development business, including the disposition of our remaining assets; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; management succession plans; and the impact of public health or other emergencies.
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
•risks arising from acts of war, terrorism or outbreaks of contagious diseases;
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
Forward-looking statements, including any guidance, speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2026	October 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$1,202,828	$1,258,997
Inventory	11,203,529	10,678,460
Property, construction, and office equipment – net	276,669	273,397
Receivables, prepaid expenses, and other assets	541,205	554,720
Real estate and related assets held for sale	—	420,969
Mortgage loans held for sale – at fair value	130,326	200,816
Customer deposits held in escrow	120,988	106,612
Investments in unconsolidated entities (1)	956,493	1,025,895
	$14,432,038	$14,519,866
LIABILITIES AND EQUITY
Liabilities
Loans payable	$858,347	$896,388
Senior notes	1,741,842	1,741,525
Mortgage company loan facility	121,130	150,000
Customer deposits	456,100	418,897
Accounts payable	536,129	615,771
Accrued expenses	2,145,093	2,061,919
Liabilities related to assets held for sale	—	172,186
Income taxes payable	153,473	177,116
Total liabilities	6,012,114	6,233,802
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 102,937 shares issued at January 31, 2026 and October 31, 2025	1,029	1,029
Additional paid-in capital ("APIC")	653,399	687,123
Retained earnings	8,761,441	8,574,807
Treasury stock, at cost —8,170 and 8,140 shares at January 31, 2026 and October 31, 2025, respectively	(1,027,633)	(1,014,568)
Accumulated other comprehensive income ("AOCI")	20,856	22,272
Total stockholders’ equity	8,409,092	8,270,663
Noncontrolling interest	10,832	15,401
Total equity	8,419,924	8,286,064
	$14,432,038	$14,519,866

(1)    As of January 31, 2026 and October 31, 2025, Investments in unconsolidated entities include $76.5 million and $77.0 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 3, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended January 31,
	2026	2025
Revenues:
Home sales	$1,854,985	$1,840,776
Land sales and other	290,642	18,355
	2,145,627	1,859,131

Cost of revenues:
Home sales	1,395,462	1,381,480
Land sales and other	273,174	18,106
	1,668,636	1,399,586
Selling, general and administrative	257,936	240,414
Income from operations	219,055	219,131
Other:
Income (loss) from unconsolidated entities	35,444	(8,743)
Other income – net	19,076	10,994
Income before income taxes	273,575	221,382
Income tax provision	62,643	43,679
Net income	$210,932	$177,703

Other comprehensive loss – net of tax	(1,416)	(905)
Total comprehensive income	$209,516	$176,798

Per share:
Basic earnings	$2.20	$1.76
Diluted earnings	$2.19	$1.75

Weighted-average number of shares:
Basic	95,700	100,830
Diluted	96,504	101,830

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended January 31, 2026 and 2025:

	Common Stock	APIC	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2025	$1,029	$687,123	$8,574,807	$(1,014,568)	$22,272	$15,401	$8,286,064
Net income			210,932				210,932
Purchase of treasury stock				(50,495)			(50,495)
Exercise of stock options, stock-based compensation issuances, and employee stock purchase plan issuances		(52,533)		37,430			(15,103)
Stock-based compensation		18,809					18,809
Dividends declared			(24,298)				(24,298)
Other comprehensive loss					(1,416)		(1,416)
Loss attributable to non-controlling interest						(94)	(94)
Capital distributions – net						(4,475)	(4,475)
Balance, January 31, 2026	$1,029	$653,399	$8,761,441	$(1,027,633)	$20,856	$10,832	$8,419,924

Balance, October 31, 2024	$1,129	$694,713	$8,153,356	$(1,209,547)	$31,277	$15,787	$7,686,715
Net income			177,703				177,703
Purchase of treasury stock				(23,748)			(23,748)
Exercise of stock options, stock-based compensation issuances, and employee stock purchase plan issuances		(38,243)		15,353			(22,890)
Stock-based compensation		18,022					18,022
Dividends declared			(23,504)				(23,504)
Other comprehensive loss					(905)		(905)
Loss attributable to non-controlling interest						(258)	(258)
Capital contributions – net						359	359
Balance, January 31, 2025	$1,129	$674,492	$8,307,555	$(1,217,942)	$30,372	$15,888	$7,811,494

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended January 31,
	2026	2025
Cash flow provided by (used in) operating activities:
Net income	$210,932	$177,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,236	17,165
Stock-based compensation	18,809	18,022
(Income) loss from unconsolidated entities	(35,444)	8,743
Distributions of earnings from unconsolidated entities	10,784	4,810
Deferred tax provision	2,206	1,535
Impairment charges and write-offs	13,066	22,705
Other - net	801	1,196
Changes in operating assets and liabilities:
Inventory	(396,100)	(832,230)
Origination of mortgage loans	(486,080)	(430,692)
Sale of mortgage loans	556,292	523,092
Receivables, prepaid expenses, and other assets, including rental and commercial properties	260,185	(1,488)
Current income taxes – net	(25,371)	(50,822)
Customer deposits – net	22,827	26,530
Accounts payable and accrued expenses	(161,875)	92,956
Net cash provided by (used in) operating activities	7,268	(420,775)
Cash flow provided by (used in) investing activities:
Purchase of property, construction, and office equipment – net	(18,862)	(17,325)
Investments in unconsolidated entities	(61,883)	(118,747)
Return of investments in unconsolidated entities	65,137	18,428
Proceeds from the sale of ownership interests in unconsolidated entities	204,295	—
Other – net	(1,007)	(1,813)
Net cash provided by (used in) investing activities	187,680	(119,457)
Cash flow used in financing activities:
Proceeds from loans payable	478,512	823,131
Principal payments of loans payable	(660,570)	(929,660)
Proceeds related to sales to land bank programs	19,797	—
Payments related to stock-based benefit plans – net	(15,099)	(22,887)
Purchase of treasury stock and excise tax payment	(50,435)	(23,748)
Dividends paid	(24,999)	(24,414)
(Payments) receipts related to noncontrolling interest – net	(4,475)	386
Net cash used in financing activities	(257,269)	(177,192)
Net decrease in cash, cash equivalents, and restricted cash	(62,321)	(717,424)
Cash, cash equivalents, and restricted cash, beginning of period	1,338,938	1,370,435
Cash, cash equivalents, and restricted cash, end of period	$1,276,617	$653,011
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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2025 balance sheet amounts and disclosures have been derived from our October 31, 2025 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (“2025 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of January 31, 2026; the results of our operations and changes in equity for the three-month periods ended January 31, 2026 and 2025; and our cash flows for the three-month periods ended January 31, 2026 and 2025. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of January 31, 2026, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $456.1 million and $418.9 million at January 31, 2026 and October 31, 2025, respectively. Of the outstanding customer deposits held as of October 31, 2025, we recognized $107.5 million in home sales revenues during the three months ended January 31, 2026. Of the outstanding customer deposits held as of October 31, 2024, we recognized $120.2 million in home sales revenues during the three months ended January 31, 2025.
Land sales and other revenues: Our revenues from land sales and other generally consist of: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk lot sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our high-rise urban luxury condominium and apartment projects. In general, our performance obligation for each of these sales is fulfilled upon the delivery of the property, which generally coincides with the receipt of cash consideration from the counterparty. For sales transactions that contain repurchase options, revenues and related costs are not recognized until the repurchase option expires. In addition, when we sell land to a joint venture in which we retain an interest, we do not recognize revenue or gains on the sale to the extent of our retained interest in such joint venture.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires expanded disclosure of our income tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for our fiscal year ending October 31, 2026 and may be applied either retrospectively or prospectively. We are currently evaluating the impact this standard will have on our disclosures.
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
Disposition
During the three months ended January 31, 2026, we substantially completed the previously announced sale of approximately half of our Apartment Living portfolio, as well as our Apartment Living operating platform, to Kennedy Wilson for net cash proceeds of approximately $330.0 million. As previously disclosed, in connection with the transaction, Kennedy Wilson also agreed to assume our management responsibilities for our retained interests in for-rent properties. We expect to sell our interests in these retained assets over time.
At October 31, 2025, we concluded that the business was not considered to be a strategic component of the Company’s operations, nor did it have a major effect on our operations and financial results. Accordingly, the operating results of the properties included in the sale were included within continuing operations for all periods reported. However, the transaction met the criteria to be classified as held for sale during the period and was classified accordingly in our Consolidated Balance Sheet at October 31, 2025. No assets or liabilities met the held for sale criteria as of January 31, 2026.
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
(1)    Includes investments in unconsolidated entities for 18 joint ventures as of October 31, 2025. At October 31, 2025, of these 18 joint ventures, six had remaining funding commitments of $23.5 million. Additionally, 16 of these 18 joint ventures had aggregate loan commitments of $1.24 billion and amounts outstanding under such commitments totaling $1.03 billion as of October 31, 2025. At October 31, 2025, our maximum estimated exposure under repayment and carry cost guarantees related to these loan commitments totaled $171.1 million and our exposure based on amounts outstanding at October 31, 2025 was $134.9 million. Notwithstanding the disposition of our interests in the related joint ventures, we expect to remain on certain of these guarantees until the guaranteed obligations are terminated or refinanced. We entered into reimbursement or similar agreements with Kennedy Wilson whereby Kennedy Wilson will reimburse us if we are required to fund repayment or carry cost guarantees.

2. Inventory
Major components of inventory at January 31, 2026 and October 31, 2025 were (amounts in thousands):

	January 31, 2026	October 31, 2025
Land deposits and costs of future communities	$925,941	$843,110
Land and land development costs	3,141,050	3,018,179
Land and land development costs associated with homes under construction	3,960,412	3,738,695
Total land and land development costs	8,027,403	7,599,984

Homes under construction	2,603,375	2,535,219
Model homes (1)	572,751	543,257
	$11,203,529	$10,678,460
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at January 31, 2026 and October 31, 2025 (amounts in thousands):

	January 31, 2026	October 31, 2025
Land controlled for future communities	$354,285	$307,229
Land owned for future communities	404,545	406,506
Operating communities	10,444,699	9,964,725
	$11,203,529	$10,678,460
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2026	2025
Land controlled for future communities	$4,674	$3,957
Operating communities	7,000	12,460
	$11,674	$16,417
We also recognized $1.4 million of impairment charges on land that we no longer plan to develop which is included in land sales and other cost of revenues during the three-month period ended January 31, 2026. We recognized $1.8 million of similar impairment charges during the three-month period ended January 31, 2025.
See Note 13, “Commitments and Contingencies,” for information regarding land purchase commitments.
At January 31, 2026, we evaluated our land purchase contracts to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At January 31, 2026, we determined that 310 land purchase contracts, with an aggregate purchase price of $7.28 billion, on which we had made aggregate deposits totaling $790.9 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2025, we determined that 349 land purchase contracts, with an aggregate purchase price of $7.30 billion, on which we had made aggregate deposits totaling $724.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. However, at January 31, 2026 and October 31, 2025, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 6, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.

Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2026	2025
Interest capitalized, beginning of period	$190,844	$179,797
Interest incurred	29,547	34,203
Interest expensed to home sales cost of revenues	(20,080)	(20,076)
Interest expensed to land sales and other cost of revenues	—	(15)
Interest capitalized on investments in unconsolidated entities	(857)	(1,703)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	497	111
Interest capitalized, end of period	$199,951	$192,317

3. Investments in Unconsolidated Entities
We have investments in various unconsolidated entities and our ownership interest in these investments ranges from 2.5% to 75%. These entities are structured as joint ventures and either: (i) develop land for the joint venture participants and for sale to outside builders (“Land Development Joint Ventures”); (ii) develop for-sale homes (“Home Building Joint Ventures”); or (iii) develop luxury for-rent residential apartments and single family homes, commercial space, and a hotel (“Rental Property Joint Ventures”).
As described in Note 1, “Significant Accounting Policies - Disposition”, certain of our investments in unconsolidated entities were classified within “Real estate and related assets held for sale” on our Consolidated Balance Sheet as of October 31, 2025. As such, the related data for those unconsolidated entities has been excluded from the tables below. Applicable information with respect to these unconsolidated entities held for sale can be found within Note 1.
The table below provides information as of January 31, 2026, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	20	1	22	2	45
Investment in unconsolidated entities (1)	$546,238	$15,494	$394,456	$305	$956,493
Number of unconsolidated entities with funding commitments by the Company	10	—	2	1	13
Company’s remaining funding commitment to unconsolidated entities (2)	$286,248	$—	$1,223	$523	$287,994
(1)    Our total investment includes $82.0 million related to six unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $136.6 million as of January 31, 2026, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $34.1 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
(1)    Our total investment includes $151.6 million related to seven unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $219.7 million as of October 31, 2025, inclusive of our investment in joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $47.5 million related to our unconsolidated joint venture-related variable interests in VIEs.
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at January 31, 2026, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	16	1	21	38
Aggregate loan commitments	$968,644	$63,500	$2,080,549	$3,112,693
Amounts borrowed under commitments	$584,124	$7,583	$1,878,286	$2,469,993
The table below provides information at October 31, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	15	1	21	37
Aggregate loan commitments	$922,668	$63,500	$2,066,376	$3,052,544
Amounts borrowed under commitments	$547,827	$6,511	$1,771,898	$2,326,236
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.
New Joint Ventures

There were no new joint ventures entered into during the three months ended January 31, 2026. The table below provides information on joint ventures entered into during the three months ended January 31, 2025 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures
Number of unconsolidated joint ventures entered into during the period	2	1
Aggregate joint venture fair value at formation date	$123,600	$15,800
Investment balance at January 31, 2025	$62,266	$6,697
Results of Operations and Intra-entity Transactions
In the three-month period ended January 31, 2026, we sold our ownership interest in 16 Rental Property Joint Ventures and one Land Development Joint Venture and recognized a net gain of $69.0 million. In the three-month period ended January 31, 2025, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a net gain of $2.7 million. These net gains are included in “Income (loss) from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

From time to time, certain of our Land Development and Rental Property Joint Ventures sell assets to unrelated parties or to our joint venture partners. In the three-month period ended January 31, 2026, three of our Rental Property Joint Ventures sold their assets and we recognized $21.4 million, in “Income (loss) from unconsolidated entities,” representing our proportionate share of the gains. In the three-month period ended January 31, 2025, one of our Rental Property Joint Ventures sold its assets and we recognized $2.7 million, representing our proportionate share of the gain.
In the three-month period ended January 31, 2026, we recognized other-than-temporary impairment charges on our investments in two Rental Property Joint Ventures of $44.3 million. No similar impairments were recognized in the three-month period ended January 31, 2025.
In the three-month periods ended January 31, 2026 and 2025, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $29.3 million and $17.2 million, respectively. Our share of income from the lots we acquired was not material in either period.
In the normal course of our business, we may contribute land to certain of our joint ventures in exchange for ownership interests. In the three-month period ended January 31, 2025, we sold land to unconsolidated entities, which principally involved a land sale to a Home Building Joint Venture, for $17.2 million. This amount is included in “Land sales and other revenue” on our Condensed Consolidated Statement of Operations and Comprehensive Income and was sold at our land cost basis. No similar transactions occurred in the three-month period ended January 31, 2026.
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
In some instances, we and our joint venture partners have provided joint and several guarantees in connection with loans to unconsolidated entities. In these situations, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate or agreed upon share.
We believe that, as of January 31, 2026, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information regarding certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	January 31, 2026	October 31, 2025
Loan commitments in the aggregate	$1,922,400	$1,915,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$573,600	$414,800
Debt obligations borrowed in the aggregate	$1,551,600	$1,459,000
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$570,900	$413,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$16,500	$13,400
Terms of guarantees	1 month - 7.9 years	1 month - 8.2 years
(1)    At January 31, 2026 and October 31, 2025, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million related to our unconsolidated joint venture VIEs.

The maximum exposure estimates presented above do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the indemnities noted above, which are not estimable. We have not made significant payments under any of the outstanding guarantees, nor have we been called upon to do so.

Variable Interest Entities

We have both unconsolidated and consolidated joint venture-related variable interests in VIEs. Information regarding our involvement in unconsolidated joint-venture related variable interests in VIEs has been disclosed throughout information presented above. Our ownership interest in consolidated Joint Venture VIEs presented in the table below ranges from 82% to 97%. The income/losses generated from such joint ventures were not material.

The table below provides information as of January 31, 2026 and October 31, 2025, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	January 31, 2026	October 31, 2025 (1)
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		2	2
Carrying value of consolidated VIEs assets	Investments in unconsolidated entities	$76,500	$77,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$4,700	$4,700
(1) Excluded from the table above are three of our consolidated joint venture-related interests in VIEs that have been classified within “Real estate and related assets held for sale” on our Consolidated Balance Sheet as of October 31, 2025. Our ownership interest in these joint ventures ranges from 75% to 98%. These consolidated joint ventures had an aggregate carrying value of $50.4 million and our noncontrolling interest totaled $4.5 million as of October 31, 2025.
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

4. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at January 31, 2026 and October 31, 2025, consisted of the following (amounts in thousands):

	January 31, 2026	October 31, 2025
Expected recoveries from insurance carriers and others	$127,839	$129,193
Improvement cost receivables	28,439	28,755
Escrow cash held by our wholly owned captive title company	67,634	72,242
Properties held for rental apartment and commercial development	61,950	64,533
Prepaid expenses	42,639	47,832
Right-of-use assets	113,927	109,013
Other	98,777	103,152
	$541,205	$554,720

5. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At January 31, 2026 and October 31, 2025, loans payable consisted of the following (amounts in thousands):

	January 31, 2026	October 31, 2025
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	210,888	249,087
Deferred issuance costs	(2,541)	(2,699)
	$858,347	$896,388
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that, prior to its amendment on February 5, 2026, was scheduled to mature on February 7, 2030. On February 5, 2026, we amended the Term Loan Facility to, among other things, extend the maturity date of $548.4 million of outstanding term loans to February 5, 2031, with the remaining $101.6 million continuing to be due on February 7, 2030. No principal payments are required before such maturity dates. Under the Term Loan Facility, we may select interest rates equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At January 31, 2026, the interest rate on the Term Loan Facility was 4.55% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
Revolving Credit Facility
We are party to a senior unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks that, prior to its amendment on February 5, 2026, was scheduled to mature on February 7, 2030. On February 5, 2026, we amended the Revolving Credit Facility to, among other things, extend its maturity date to February 5, 2031 and increase the total amount of revolving loans and commitments available from $2.35 billion to $2.38 billion. We have the ability to increase the maximum borrowing capacity of the Revolving Credit Facility to up to $3.00 billion by adding additional lenders or obtaining the consent of any existing lenders that agrees to a commitment increase. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility.
Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three-month period ended January 31, 2026, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of January 31, 2026.

On January 31, 2026, the maximum borrowing capacity under the Revolving Credit Facility was $2.35 billion, we had no outstanding borrowings, and had approximately $155.0 million of outstanding letters of credit issued. At January 31, 2026, the interest rate on outstanding borrowings under the Revolving Credit Facility, which is a variable rate, would have been 4.85% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure. At January 31, 2026, the weighted-average interest rate on “Loans payable – other” was 4.81% per annum.
Senior Notes
At January 31, 2026, we had four issues of fixed rate senior notes outstanding with an aggregate principal amount of $1.75 billion.
Mortgage Company Loan Facility
Our wholly owned mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), is a party to a mortgage warehousing facility (the “Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. The Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TBMC is also subject to an under-usage fee based on outstanding balances, as defined in the Warehousing Agreement. Prior to its scheduled expiration on December 2, 2025, the Warehousing Agreement was amended to extend the expiration date to November 25, 2026. No other changes were made to the terms of the Warehousing Agreement as a result of the amendment. The Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At January 31, 2026, the interest rate on the Warehousing Agreement was 5.45% per annum.

6. Accrued Expenses
Accrued expenses at January 31, 2026 and October 31, 2025 consisted of the following (amounts in thousands):

	January 31, 2026	October 31, 2025
Land, land development and construction	$221,331	$237,003
Liabilities related to consolidated inventory not owned	897,418	754,824
Compensation and employee benefits	171,742	209,822
Escrow liability associated with our wholly owned captive title company	67,624	72,233
Self-insurance	243,472	237,353
Warranty	247,978	248,391
Lease liabilities	132,700	128,340
Deferred income	40,343	52,524
Interest	30,346	32,433
Commitments to unconsolidated entities	29,518	33,142
Other	62,621	55,854
	$2,145,093	$2,061,919
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended January 31,
	2026	2025
Balance, beginning of period	$248,391	$189,258
Additions – homes closed during the period	6,884	8,142
Change in accruals for homes closed in prior years – net	1,549	3,224
Charges incurred	(8,846)	(11,250)
Balance, end of period	$247,978	$189,374
7. Income Taxes
We recorded income tax provisions of $62.6 million and $43.7 million for the three months ended January 31, 2026 and 2025, respectively. The effective tax rate was 22.9% for the three months ended January 31, 2026, compared to 19.7% for the three months ended January 31, 2025. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2026 will be approximately 5.6%. Our state income tax rate for the full fiscal year 2025 was 6.1%.
At January 31, 2026, we had $23.7 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Three months ended January 31,
	2026	2025
Total stock-based compensation expense recognized	$18,809	$18,022
Income tax benefit recognized	$4,751	$4,554
At January 31, 2026 and October 31, 2025, the aggregate unamortized value of unvested stock-based compensation awards was approximately $39.4 million and $23.0 million, respectively.
9. Stockholders’ Equity
Stock Repurchase Program
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity awards and other employee benefit plans. Most recently, on December 13, 2023, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock and cancelled all open authorizations effective the same date. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended January 31,
	2026	2025
Number of shares purchased (in thousands)	344	187
Average price per share (1)	$146.75	$127.02
Remaining authorization at January 31 (in thousands)	9,333	14,900
(1)    Average price per share includes costs associated with the repurchases, including accrued excise taxes.
Cash Dividends
During the three-month periods ended January 31, 2026 and 2025, we declared and paid cash dividends of $0.25 and $0.23 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended January 31,
	2026	2025
Employee Retirement Plans
Beginning balance	$1,281	$1,018
Losses reclassified from AOCI to net income (1)	221	205
Less: Tax benefit (2)	(56)	(52)
Net losses reclassified from AOCI to net income	165	153
Other comprehensive income – net of tax	165	153
Ending balance	$1,446	$1,171
Derivative Instruments
Beginning balance	$20,991	$30,259
Gains on derivative instruments	—	667
Less: Tax expense	—	(168)
Net gains on derivative instruments	—	499
Gains reclassified from AOCI to net income (3)	(2,115)	(2,083)
Less: Tax expense (2)	534	526
Net gains reclassified from AOCI to net income	(1,581)	(1,557)
Other comprehensive loss – net of tax	(1,581)	(1,058)
Ending balance	$19,410	$29,201

Total AOCI ending balance	$20,856	$30,372
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
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended January 31,
	2026	2025
Numerator:
Net income as reported	$210,932	$177,703

Denominator:
Basic weighted-average shares	95,700	100,830
Common stock equivalents (1)	804	1,000
Diluted weighted-average shares	96,504	101,830

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	138	130
Shares issued under stock incentive and employee stock purchase plans	314	367
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

11. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	January 31, 2026	October 31, 2025
Mortgage Loans Held for Sale	Level 2	$130,326	$200,816
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$(264)	$63
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$192	$(1)
Forward Loan Commitments — IRLCs	Level 2	$(192)	$1
At January 31, 2026 and October 31, 2025, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
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
The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At January 31, 2026	$130,764	$130,326	$(438)
At October 31, 2025	$200,976	$200,816	$(160)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory is determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2025 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating and future communities were not significant during the three-month periods ended January 31, 2026 and 2025 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating and future communities.
Investments in Unconsolidated Entities
We review each of our investments on a quarterly basis for indicators of impairment. A series of net operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The fair value of the aforementioned investment is determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Investments in Unconsolidated Entities,” in our 2025 Form 10-K for additional information regarding our methodology for determining fair value. With respect to the other-than-temporary impairment charges taken during the three-month period ended January 31, 2026, our estimate of the fair value of the investment’s underlying property included a broker opinion.

Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		January 31, 2026		October 31, 2025
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$860,888	$851,463	$899,087	$888,604
Senior notes (2)	Level 1	1,750,000	1,769,917	1,750,000	1,759,618
Mortgage company loan facility (3)	Level 2	121,130	121,130	150,000	150,000
		$2,732,018	$2,742,510	$2,799,087	$2,798,222
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
12. Other Income – Net
The table below provides the significant components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2026	2025
Interest income	$8,920	$8,969
Income (loss) from ancillary businesses	9,552	(879)
Management fee income earned by home building operations	1,460	799
Other	(856)	2,105
Total other income – net	$19,076	$10,994
Income (loss) from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended January 31,
	2026	2025
Revenues	$54,686	$36,783
Expenses	$45,134	$37,662
In the three-month period ended January 31, 2025, we recognized $4.4 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations. No similar charges were recognized in the three-month period ended January 31, 2026.
In the three-month period ended January 31, 2026, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $14.5 million, and which included $10.0 million of previously deferred management fees that were recognized due to the sale of Apartment Living assets described in Note 1, “Disposition”. In the three-month period ended January 31, 2025, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $7.1 million.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although, in some cases, we forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2026	October 31, 2025
Aggregate purchase price:
Unrelated parties	$7,713,909	$7,433,042
Unconsolidated entities that the Company has investments in	71,230	111,295
Total	$7,785,139	$7,544,337
Deposits against aggregate purchase price	$824,351	$744,500
Additional cash required to acquire land	6,960,788	6,799,837
Total	$7,785,139	$7,544,337
Amount of additional cash required to acquire land included in accrued expenses	$893,268	$749,974
In addition, we expect to purchase approximately 8,700 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At October 31, 2025, we also had similar purchase contracts to acquire land for apartment developments of approximately $326.2 million, of which we had made outstanding deposits in the amount of $14.7 million. As previously disclosed, in September 2025, we agreed to sell our interests in approximately half of our Apartment Living portfolio, which included substantially all of these purchase contracts. We substantially completed this transaction during the three months ended January 31, 2026, and, as a result, reduced these outstanding purchase contracts to $18.0 million at January 31, 2026. Outstanding deposits made in respect of these contracts were $1.6 million as of such date.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At January 31, 2026, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 3, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At January 31, 2026, we had outstanding surety bonds of $796.1 million primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $378.0 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At January 31, 2026, we had outstanding letters of credit of $155.0 million under our Revolving Credit Facility and $43.2 million under other letter of credit facilities. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At January 31, 2026, we had provided financial guarantees of $48.8 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). At January 31, 2026, we had agreements of sale outstanding to deliver 5,051 homes with an aggregate sales value of $6.02 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	January 31, 2026	October 31, 2025
Aggregate mortgage loan commitments:
IRLCs	$226,204	$188,031
Non-IRLCs	1,527,754	1,447,468
Total	$1,753,958	$1,635,499
Investor commitments to purchase:
IRLCs	$226,204	$188,031
Mortgage loans held for sale	121,404	194,076
Total	$347,608	$382,107
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
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah;
•The Pacific region: California, Oregon and Washington.
Our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Operating Officer (COO) are our chief operating decision makers (“CODMs”). Our CODMs use segment measures, principally income from operations (the primary measure of segment profit or loss), in addition to revenue, operating profit, and other key homebuilding metrics regularly provided to assess each segment’s performance and decide how to allocate resources. These operating results are reviewed against actual and forecasted figures. Our geographic reporting segments are consistent with how our CODMs are assessing operating performance and allocating capital.
Total revenues, significant expenses, income (loss) from operations and income (loss) before income taxes for each of our reportable segments were as follows (amounts in thousands):

	For the three months ended January 31, 2026
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	$278,449	$238,152	$469,548	$475,827	$393,089	$1,855,065	$(80)	$1,854,985
Land sales and other	—	2,002	—	4,525	—	6,527	284,115	290,642
	278,449	240,154	469,548	480,352	393,089	1,861,592	284,035	2,145,627

Cost of revenues:
Home sales	212,187	174,563	353,260	374,047	281,339	1,395,396	66	1,395,462
Land sales and other	—	2,832	200	4,525	—	7,557	265,617	273,174
	212,187	177,395	353,460	378,572	281,339	1,402,953	265,683	1,668,636
Selling, general and administrative	30,632	28,777	60,448	44,967	35,646	200,470	57,466	257,936
Income (loss) from operations	35,630	33,982	55,640	56,813	76,104	258,169	(39,114)	219,055
Other:
Income (loss) from unconsolidated entities	3,949	1,875	1,995	434	(359)	7,894	27,550	35,444
Other income - net	32	4,764	461	386	243	5,886	13,190	19,076
Income before income taxes	$39,611	$40,621	$58,096	$57,633	$75,988	$271,949	$1,626	$273,575

	For the three months ended January 31, 2025
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	$254,712	$236,240	$506,273	$556,704	$287,164	$1,841,093	$(317)	$1,840,776
Land sales and other	17,156	256	837	—	106	18,355	—	18,355
	271,868	236,496	507,110	556,704	287,270	1,859,448	(317)	1,859,131

Cost of revenues:
Home sales	193,379	178,992	363,450	427,966	216,486	1,380,273	1,207	1,381,480
Land sales and other	17,156	195	417	240	98	18,106	—	18,106
	210,535	179,187	363,867	428,206	216,584	1,398,379	1,207	1,399,586
Selling, general and administrative	26,030	25,682	58,489	48,745	32,735	191,681	48,733	240,414
Income (loss) from operations	35,303	31,627	84,754	79,753	37,951	269,388	(50,257)	219,131
Other:
(Loss) income from unconsolidated entities	(6,468)	(6)	5,093	(367)	(58)	(1,806)	(6,937)	(8,743)
Other income - net	(642)	1,809	569	1,353	220	3,309	7,685	10,994
Income (loss) before income taxes	$28,193	$33,430	$90,416	$80,739	$38,113	$270,891	$(49,509)	$221,382

Land sales and other revenues during the three months ended January 31, 2026 includes $284.1 million related to the sale of apartment living properties and land parcels which resulted in a pre-tax gain of $18.8 million that is included in Corporate and other.
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	January 31, 2026	October 31, 2025
North	$1,589,767	$1,566,554
Mid-Atlantic	1,837,577	1,697,949
South	3,055,873	2,907,617
Mountain	2,931,848	2,948,416
Pacific	2,802,094	2,585,987
Total home building	12,217,159	11,706,523
Corporate and other	2,214,879	2,813,343
Total consolidated	$14,432,038	$14,519,866
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the periods indicated, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended January 31,
	2026	2025
North	$22	$205
Mid-Atlantic	693	3,767
South	1,299	4,359
Mountain	5,993	7,494
Pacific	3,667	592
Total consolidated	$11,674	$16,417
The amounts we have provided for land impairment charges included in land sales and other costs of revenues, for the three-month periods ended January 31, 2026 and 2025, are shown in the table below (amounts in thousands):

	Three months ended January 31,
	2026	2025
Mid-Atlantic	$1,192	$—
South	200	1,841
Total consolidated	$1,392	$1,841
In the three-month period ended January 31, 2026, we recognized $44.3 million of impairment charges related to two retained Rental Property Joint Ventures, which are included in Corporate and other. No similar charges were taken during the three-month period ended January 31, 2025.

15. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Three months ended January 31,
	2026	2025
Cash flow information:
Income tax paid – net	$85,807	$92,840
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$143,087	$157,586
Transfer of inventory to investment in unconsolidated entities	$—	$5,048
Miscellaneous non-cash changes in investments in unconsolidated entities - net	$(9,507)	$5,670

	At January 31,
	2026	2025
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,202,828	$574,834
Restricted cash included in receivables, prepaid expenses, and other assets	73,789	78,177
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$1,276,617	$653,011

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
This discussion and analysis is based on, should be read together with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes, as well as our consolidated financial statements, notes thereto, and the related MD&A contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (“2025 Form 10-K”). It also should be read in conjunction with the disclosure under “Statement on Forward-Looking Information” and “Risk Factors” in this report and in our 2025 Form 10-K.
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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended January 31, 2026, we signed 2,303 net contracts for an aggregate value of $2.38 billion, relatively flat in units but an increase of 3.1% in dollars compared to the prior year period, as our average sales price in the quarter increased by 3.3%. On a per-community basis, contracts were down 8% year-over-year. In our first quarter, overall housing demand remained soft due primarily to ongoing affordability challenges, which continued to disproportionately impact the entry-level market, and weak consumer confidence. We continued to respond to these market conditions by strategically managing our pricing, including by increasing incentives where necessary, to appropriately balance sales price and margin with pace, and to align our inventory levels with local sales environments. We anticipate that in the near term the overall housing market may remain subdued due to the factors noted above, although normal seasonal trends should lift demand in our fiscal second quarter. Persistent softer conditions would likely result in a continuation of the elevated incentive levels and slower sales paces that characterized most of fiscal 2025 and the first quarter of fiscal 2026. However, overall economic conditions and the near-term trajectory of new home demand remain uncertain and subject to a variety of unpredictable factors. Over the longer term, we continue to believe the outlook for the new home market remains positive, as it is supported by strong fundamentals including favorable demographics, the structural undersupply of homes in the U.S. caused by over a decade of underproduction, the aging stock of existing homes, and wealth built up from years of stock market and home price appreciation.
While historically most of our homes have been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer, in recent years we have increased the number of homes we start without a buyer (“spec homes”). In fiscal 2025, approximately 50% of our homebuilding revenues were derived from build-to-order homes and the remaining 50% from spec homes. In general, we are able to build our spec homes faster and more efficiently than build-to-order homes, and spec homes allow us to attract buyers who are looking for a quicker move-in schedule, although the gross margin on spec homes is generally lower than build-to-order homes. We determine how many spec homes to start within each community based on local market conditions, our current and planned sales pace, and our backlog and construction cadence for the community. We continue to monitor demand and other factors on a community-by-community basis and will make appropriate adjustments to our spec starts as market conditions evolve over time.
Financial and Operational Highlights
In the three-month period ended January 31, 2026, we recognized $2.15 billion of revenues, consisting of $1.85 billion of home sales revenue and $290.6 million of land sales and other revenue, and net income of $210.9 million, as compared to $1.86 billion of revenues, consisting of $1.84 billion of home sales revenue and $18.4 million of land sales and other revenue, and net income of $177.7 million in the three-month period ended January 31, 2025.
In the three-month periods ended January 31, 2026 and 2025, the value of net contracts signed was $2.38 billion (2,303 homes) and $2.31 billion (2,307 homes), respectively.
The value of our backlog at January 31, 2026 was $6.02 billion (5,051 homes), as compared to our backlog at January 31, 2025 of $6.94 billion (6,312 homes). Our backlog at October 31, 2025 was $5.49 billion (4,647 homes), as compared to backlog of $6.47 billion (5,996 homes) at October 31, 2024.
At January 31, 2026, we had $1.20 billion of cash and cash equivalents and we had approximately $2.20 billion of borrowing capacity of the $2.35 billion available under our revolving credit facility (the “Revolving Credit Facility”) on such date. At January 31, 2026, we had no borrowings and we had approximately $155.0 million of outstanding letters of credit under the Revolving Credit Facility.

At January 31, 2026, we owned or controlled through options approximately 75,000 home sites, as compared to approximately 76,100 at October 31, 2025; and approximately 74,700 at October 31, 2024. Of the approximately 75,000 home sites that we owned or controlled through options at January 31, 2026, we owned approximately 33,600 and controlled approximately 41,400 through options. Of the 33,600 home sites owned, approximately 18,900 were substantially improved. In addition, as of January 31, 2026, we expect to purchase approximately 8,700 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At January 31, 2026, we were selling from 445 communities, compared to 446 at October 31, 2025; and 406 at January 31, 2025.
At January 31, 2026, our total stockholders’ equity and our debt to total capitalization ratio were $8.41 billion and 0.24 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months ended January 31, 2026 and 2025 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended January 31,
	2026	2025	% Change
Revenues:
Home sales	$1,855.0	$1,840.8	1%
Land sales and other	290.6	18.4	NM
	2,145.6	1,859.1	15%
Cost of revenues:
Home sales	1,395.5	1,381.5	1%
Land sales and other	273.2	18.1	NM
	1,668.6	1,399.6	19%
Selling, general and administrative	257.9	240.4	7%
Income from operations	219.1	219.1	—%
Other
Income (loss) from unconsolidated entities	35.4	(8.7)	NM
Other income – net	19.1	11.0	74%
Income before income taxes	273.6	221.4	24%
Income tax provision	62.6	43.7	43%
Net income	$210.9	$177.7	19%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	75.2%	75.0%
Land sales and other cost of revenues as a percentage of land sales and other revenues	94.0%	98.6%
SG&A as a percentage of home sale revenues	13.9%	13.1%
Effective tax rate	22.9%	19.7%

Deliveries – units	1,899	1,991	(5)%
Deliveries – average delivered price (in ‘000s)	$976.8	$924.6	6%

Net contracts signed – value	$2,379.2	$2,307.2	3%
Net contracts signed – units	2,303	2,307	—%
Net contracts signed – average contracted price (in ‘000s)	$1,033.1	$1,000.1	3%

	At January 31,
	2026	2025	% Change
Backlog – value	6,022.3	6,938.4	(13)%
Backlog – units	5,051	6,312	(20)%
Backlog – average contracted price (in ‘000s)	$1,192.3	$1,099.2	8%
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

Home Sales Revenues and Home Sales Cost of Revenues
The increase in home sale revenues for the three months ended January 31, 2026, as compared to the three months ended January 31, 2025, was primarily attributable to a 6% increase in the average price of homes delivered offset by a 5% decrease in the number of homes delivered. The decrease in the number of homes delivered in the three months ended January 31, 2026 was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 offset, in part, by an increase in the number of spec homes sold and delivered within the current period. The increase in the average delivered home price was mainly due to the mix of deliveries in the quarter, primarily as a result of the increase in deliveries in our higher priced North and Pacific regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended January 31, 2026, as compared to the three months ended January 31, 2025, was principally due to an increase in sales incentives, partially offset by lower inventory impairment charges in the fiscal 2026 period.
Land Sales and Other Revenues and Land Sales and Other Cost of Revenues
Our revenues from land sales and other generally consist of the following: (1) land sales to joint ventures in which we retain an interest; (2) lot sales to third-party builders within our master-planned communities; (3) bulk sales to third parties of land we have decided no longer meets our development criteria; (4) sales of land parcels to third parties (typically because there is a superior economic use of the property); and (5) sales of commercial and retail properties generally located at our urban luxury condominium and apartment projects. Land sales to joint ventures in which we retain an interest are generally sold at our land basis and therefore little to no gross margin is earned on these sales.
Land sales and other cost of revenues as a percentage of land sales and other revenues can vary period to period depending on the mix of sales to joint ventures versus third parties. The increase in land sales and other revenues during the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was primarily due to the inclusion of raw land and rental properties in the sale of approximately half of our Apartment Living assets. As a result of the sale of these rental properties and land parcels, we recognized $284.1 million of land sales and other revenues, $265.3 million of costs of land sales and other revenues, and a pre-tax net land sale gain of $18.8 million.
During the three-month periods ended January 31, 2026 and 2025, we recognized $1.4 million and $1.8 million of impairment charges in connection with planned land sales, respectively.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $17.5 million in the three-month period ended January 31, 2026, as compared to the three-month period ended January 31, 2025. As a percentage of home sales revenues, SG&A expenditures were 13.9% of home sales revenues in the three months ended January 31, 2026, as compared to 13.1% in the three months ended January 31, 2025. The dollar increase in SG&A expenditures was due primarily to higher payroll and commissions. In addition, we had higher sales center operating costs due to the increase in the number of selling communities.
Income from Unconsolidated Entities
In the three-month period ended January 31, 2026, we recognized a gain from unconsolidated entities of $35.4 million as compared to a loss of $8.7 million in the prior year period. The $35.4 million gain was primarily comprised of $69.0 million of gains related to the sale of our ownership interests in Land Development and Rental Property Joint Ventures, including interests sold to Kennedy Wilson, as well as $21.4 million of gains recognized in connection with asset sales by other Rental Property Joint Ventures in the quarter. These gains were offset by other-than-temporary impairment charges of $44.3 million related to two retained Rental Property Joint Ventures. No similar impairment charges were recognized in the three-month period ended January 31, 2025.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended January 31,
	2026	2025
Interest income	$8,920	$8,969
Income (loss) from ancillary businesses	9,552	(879)
Management fee income earned by home building operations	1,460	799
Other	(856)	2,105
Total other income – net	$19,076	$10,994
The increase in income from ancillary businesses in the three-month period ended January 31, 2026 was mainly due to increased management fees recognized by our Apartment Living operations as a result of the sale of approximately half of the business. In the three-month period ended January 31, 2026, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $14.5 million, and which included $10.0 million of previously deferred management fees that were accelerated due to the sale of Apartment Living assets. In the three-month period ended January 31, 2025, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $7.1 million. Additionally, in the prior year period, we recognized $4.4 million of net write-offs in our Apartment Living operations related to previously incurred costs that we believed not to be recoverable. No similar charges were recognized in the three-month period ended January 31, 2026.
Income Before Income Taxes
For the three-month period ended January 31, 2026, we reported income before income taxes of $273.6 million, as compared to $221.4 million in the three-month period ended January 31, 2025.
Income Tax Provision
We recognized income tax provisions of $62.6 million and $43.7 million in the three-month periods ended January 31, 2026 and 2025, respectively. The effective tax rate was 22.9% for the three months ended January 31, 2026, compared to 19.7% for the three months ended January 31, 2025. The increase in the income tax provision and effective tax rate for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was primarily due to lower excess tax benefits related to stock-based compensation recognized in the current year period. Based upon the federal statutory rate of 21.0% for each period, our federal tax provisions would have been $57.5 million and $46.5 million in the three-month periods ended January 31, 2026 and 2025, respectively. The difference between the tax provisions recognized and the tax provision based on the federal statutory rate was mainly due to the provision for state income taxes and other permanent differences, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended January 31, 2026 and 2025, the value of net contracts signed was $2.38 billion (2,303 homes) and $2.31 billion (2,307 homes), respectively. The aggregate value of net contracts signed increased $72.0 million, or 3.1%, in the three-month period ended January 31, 2026, as compared to the three-month period ended January 31, 2025. The increase in the aggregate value of net contracts signed was primarily due to an increase in the mix of contracts signed in our higher priced North and Pacific regions. The number of net contracts signed was relatively flat period over period.
Backlog
The value of our backlog at January 31, 2026 decreased 13% to $6.02 billion (5,051 homes), as compared to $6.94 billion (6,312 homes) at January 31, 2025. Our backlog at October 31, 2025 and 2024 was $5.49 billion (4,647 homes) and $6.47 billion (5,996 homes), respectively. The decrease in the value of our backlog at January 31, 2026 as compared to January 31, 2025, was due to a 20% decrease in the number of homes in backlog partially offset by an 8% increase in the average contracted price per home. The decrease in the number of homes in backlog was primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered, as a much larger percentage of spec homes are contracted for and delivered within a quarter (and therefore are not included in our quarter-end backlog) as compared to build-

to-order homes. The increase in the average contracted price per home was primarily due to the mix of backlog from higher margin products/areas.
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
At January 31, 2026, we had $1.20 billion of cash and cash equivalents on hand and approximately $2.20 billion available for borrowing under our Revolving Credit Facility. Prior to its amendment on February 5, 2026, the Revolving Credit Facility was scheduled to mature on February 7, 2030 and provided committed borrowing capacity of $2.35 billion. As amended, the maturity date is February 5, 2031 and the committed borrowing capacity is $2.38 billion. We continue to have the ability to increase the borrowing capacity under the Revolving Credit Facility to up to $3.00 billion by adding a new lender or obtaining the consent of any existing lender agreeing to a commitment increase. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. As a result of the February 5, 2026 amendment, of the $650.0 million of outstanding loans under our Term Loan Facility, $548.4 million is scheduled to mature on February 7, 2031 with the remaining $101.6 million due February 7, 2030. Our Term Loan Facility is also guaranteed by Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries.
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
Long-term Liquidity and Capital Resources
Beyond the next twelve months, our principal demands for funds will be for the payments of the principal amount of our long-term debt as it becomes due or otherwise matures, land purchases and inventory additions needed to maintain and grow our business (which could occur directly or indirectly through builder acquisitions), long-term capital investments and investments in unconsolidated joint ventures, common stock repurchases, and dividend payments.
Over the longer term, to the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt or dispose of certain assets to fund our operating activities and debt service. We expect these resources will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases, and related development activities and future joint ventures.

Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of January 31, 2026, while others are considered future commitments and not included. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding these obligations, see Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 13, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At January 31, 2026, we had investments in these entities of $956.5 million and were committed to invest or advance up to an additional $288.0 million to these entities if they required additional funding at such date. At January 31, 2026, we had agreed to terms for the acquisition of 652 home sites from four joint ventures for an estimated aggregate purchase price of $71.2 million. We also expect to purchase approximately 8,700 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate or agreed upon share. We believe that, as of January 31, 2026, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At January 31, 2026, we had guaranteed the debt of certain unconsolidated entities that had loan commitments aggregating $1.92 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $573.6 million to have been our maximum exposure related to repayment and carry cost guarantees at such date. At January 31, 2026, the unconsolidated entities had borrowed an aggregate of $1.55 billion, of which we estimate $570.9 million to have been our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 7.9 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 3, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of January 31, 2026, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 5, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At January 31, 2026 and October 31, 2025, we had $1.28 billion and $1.34 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the three-month period ended January 31, 2026 was $7.3 million. Cash provided by operating activities during the fiscal 2026 period was primarily related to net income (adjusted for depreciation and amortization, impairments, stock-based compensation, income and distributions of earnings from unconsolidated entities, and deferred taxes); a decrease in receivables, prepaid expenses, and other assets, including rental and commercial properties; mortgage loans sold, net of mortgage loans originated; and a decrease in customer deposits – net. This activity was offset, in part, by an increase in inventory; a decrease in accounts payable and accrued expenses; and a decrease in current income taxes – net.
At January 31, 2025 and October 31, 2024, we had $653 million and $1.37 billion, respectively, of cash, cash equivalents, and restricted cash. Cash used in operating activities during the three-month period ended January 31, 2025 was $420.8 million. Cash used in operating activities during the fiscal 2025 period was primarily related to an increase in inventory and a decrease in current income taxes – net. This activity was offset, in part, by net income (adjusted for depreciation and amortization, impairments, stock-based compensation, losses and distributions of earnings from unconsolidated entities, and deferred taxes);
an increase in accounts payable and accrued expenses; an increase in mortgage loans sold, net of mortgage loans originated and an increase in customer deposits – net.
Investing Activities
In the three-month period ended January 31, 2026, cash provided by investing activities was $187.7 million, which was primarily related to $204.3 million of proceeds related to the sale of ownership interests in unconsolidated entities, and $65.1 million of cash received as returns from our investments in unconsolidated entities. This activity was offset, in part, by $61.9 million used to fund our investments in unconsolidated entities and $18.9 million used for the purchase of property and equipment.
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
Financing Activities
We used $257.3 million of cash in financing activities in the three-month period ended January 31, 2026, primarily for payments of $182.1 million of loans payable, net of borrowings, repurchase of $50.4 million of our common stock, the payment of dividends on our common stock of $25.0 million, $15.1 million of payments related to stock-based benefit plans - net and $4.5 million of payments related to non-controlling interest - net. This activity was offset, in part, by $19.8 million of proceeds related to sales to land bank programs.
We used $177.2 million of cash in financing activities in the three-month period ended January 31, 2025, primarily for the payments of $106.5 million of loans payable, net of borrowings, the payment of dividends on our common stock of $24.4 million, the repurchase of $23.7 million of our common stock, and $22.9 million of payments related to stock-based benefit plans - net.
CRITICAL ACCOUNTING ESTIMATES
As disclosed in our 2025 Form 10-K, our most critical accounting estimates relate to inventory, cost of revenue recognition, warranty and self-insurance, and investments in unconsolidated entities. Since October 31, 2025, there have been no material changes to those critical accounting estimates.
SUPPLEMENTAL GUARANTOR INFORMATION
At January 31, 2026, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.75 billion aggregate principal amount of senior notes maturing on various dates between March 15, 2027 and June 15, 2035 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 5, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

January 31, 2026
Assets
Cash	$1,024.8
Inventory	$11,068.8
Amount due from Non-Guarantor Subsidiaries	$577.4
Total assets	$13,474.2

Liabilities & Stockholders' Equity
Loans payable	$858.3
Senior notes	$1,741.8
Total liabilities	$5,491.1
Stockholders' equity	$7,983.1
Summarized Statement of Operations Data (amounts in millions):

For the three months ended January 31, 2026
Revenues	$1,836.6
Cost of revenues	$1,382.9
Selling, general and administrative	$254.8
Income before income taxes	$215.7
Net income	$166.3

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
Units Delivered and Revenues:

	Three months ended January 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$278.4	$254.7	9%	278	247	13%	$1,001.6	$1,031.2	(3)%
Mid-Atlantic	238.2	236.2	1%	252	266	(5)%	$945.0	$888.1	6%
South	469.6	506.3	(7)%	578	596	(3)%	$812.4	$849.5	(4)%
Mountain	475.8	556.7	(15)%	537	663	(19)%	$886.1	$839.7	6%
Pacific	393.1	287.2	37%	254	219	16%	$1,547.6	$1,311.2	18%
Total home building	1,855.1	1,841.1	1%	1,899	1,991	(5)%	$976.9	$924.7	6%
Other	(0.1)	(0.3)
Total home sales revenue	1,855.0	1,840.8	1%	1,899	1,991	(5)%	$976.8	$924.6	6%
Land sales and other revenue	290.6	18.3
Total revenue	$2,145.6	$1,859.1
Note: Due to rounding, amounts may not add.
Net Contracts Signed:

	Three months ended January 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$433.1	$336.8	29%	403	318	27%	$1,074.6	$1,059.1	1%
Mid-Atlantic	277.4	341.5	(19)%	301	358	(16)%	$921.8	$953.9	(3)%
South	525.3	593.1	(11)%	654	700	(7)%	$803.2	$847.3	(5)%
Mountain	572.2	534.1	7%	654	628	4%	$874.9	$850.5	3%
Pacific	571.2	501.7	14%	291	303	(4)%	$1,962.9	$1,655.8	19%
Total consolidated	$2,379.2	$2,307.2	3%	2,303	2,307	—%	$1,033.1	$1,000.1	3%

Backlog:

	At January 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$1,125.9	$1,019.7	10%	958	926	3%	$1,175.2	$1,101.2	7%
Mid-Atlantic	862.0	930.1	(7)%	757	878	(14)%	$1,138.7	$1,059.4	7%
South	1,513.0	1,895.4	(20)%	1,637	2,107	(22)%	$924.2	$899.6	3%
Mountain	1,216.3	1,623.7	(25)%	1,141	1,560	(27)%	$1,066.0	$1,040.8	2%
Pacific	1,305.1	1,469.5	(11)%	558	841	(34)%	$2,339.0	$1,747.3	34%
Total consolidated	$6,022.3	$6,938.4	(13)%	5,051	6,312	(20)%	$1,192.3	$1,099.2	8%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
North	$971.1	$937.5	4%	833	855	(3)%	$1,165.8	$1,096.5	6%
Mid-Atlantic	822.2	824.8	—%	708	786	(10)%	$1,161.3	$1,049.4	11%
South	1,456.6	1,807.5	(19)%	1,561	2,003	(22)%	$933.1	$902.4	3%
Mountain	1,119.4	1,645.5	(32)%	1,024	1,595	(36)%	$1,093.2	$1,031.7	6%
Pacific	1,125.1	1,252.5	(10)%	521	757	(31)%	$2,159.5	$1,654.6	31%
Total consolidated	$5,494.4	$6,467.8	(15)%	4,647	5,996	(22)%	$1,182.3	$1,078.7	10%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended January 31,
	2026	2025	% Change

North	$39.6	$28.2	40%
Mid-Atlantic	40.6	33.4	22%
South	58.1	90.4	(36)%
Mountain	57.6	80.7	(29)%
Pacific	76.0	38.1	99%
Total home building	271.9	270.8	—%
Corporate and other	1.6	(49.5)	103%
Total consolidated	$273.6	$221.4	24%
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

FISCAL 2026 COMPARED TO FISCAL 2025
North

	Three months ended January 31,
	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$278.4	$254.7	9%
Units delivered	278	247	13%
Average delivered price ($ in thousands)	$1,001.6	$1,031.2	(3)%

Net Contracts Signed:
Net contract value ($ in millions)	$433.1	$336.8	29%
Net contracted units	403	318	27%
Average contracted price ($ in thousands)	$1,074.6	$1,059.1	1%

Home sales cost of revenues as a percentage of home sale revenues	76.2%	75.9%

Income before income taxes ($ in millions)	$39.6	$28.2	40%

Number of selling communities at January 31,	55	38	45%
The increase in the number of homes delivered in the fiscal 2026 period was mainly due to faster construction cycle times and increased demand, offset, in part, by a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024. The average price of homes delivered in the fiscal 2026 period decreased compared to the fiscal 2025 period primarily due to an increase in the mix of homes delivered in less expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2026 period was primarily due to an increase in the number of selling communities with demand remaining stable year over year. The average value of each contract signed in the fiscal 2026 period was relatively flat compared to the prior year period.
The increase in income before income taxes in the fiscal 2026 period was attributable to higher earnings from increased revenue and an increase in income (loss) from unconsolidated entities, partially offset, by an increase in SG&A costs due to the increase in the number of selling communities.

Mid-Atlantic

	Three months ended January 31,
	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$238.2	$236.2	1%
Units delivered	252	266	(5)%
Average delivered price ($ in thousands)	$945.0	$888.1	6%

Net Contracts Signed:
Net contract value ($ in millions)	$277.4	$341.5	(19)%
Net contracted units	301	358	(16)%
Average contracted price ($ in thousands)	$921.8	$953.9	(3)%

Home sales cost of revenues as a percentage of home sale revenues	73.3%	75.8%

Income before income taxes ($ in millions)	$40.6	$33.4	22%

Number of selling communities at January 31,	62	59	5%
The number of homes delivered in the fiscal 2026 three-month period decreased from the prior comparable period, due primarily to a lower starting backlog at October 31, 2025 compared to October 31, 2024. The average price of homes delivered in the fiscal 2026 three-month period increased compared to the fiscal 2025 period primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the number of net contracts signed in the fiscal 2026 period was mainly due to softer demand, offset, in part by an increase in the average number of selling communities. The average value of signed contracts in the fiscal 2026 period decreased compared to the prior year period primarily due to a shift in the number of contracts signed to less expensive areas and/or products, coupled with increased sales incentives.
The increase in income before income taxes in the fiscal 2026 three-month period was mainly due to a decrease in home sales cost of revenues, as a percentage of home sales revenues, and higher income from unconsolidated entities and other income-net. These increases are offset, in part, by higher SG&A costs. The percentage decrease in home sales cost of revenues was principally due to a shift in the number of homes delivered to less expensive areas and/or products and lower inventory impairment charges.
South

	Three months ended January 31,
	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$469.6	$506.3	(7)%
Units delivered	578	596	(3)%
Average delivered price ($ in thousands)	$812.4	$849.5	(4)%

Net Contracts Signed:
Net contract value ($ in millions)	$525.3	$593.1	(11)%
Net contracted units	654	700	(7)%
Average contracted price ($ in thousands)	$803.2	$847.3	(5)%

Home sales cost of revenues as a percentage of home sale revenues	75.2%	71.8%

Income before income taxes ($ in millions)	$58.1	$90.4	(36)%

Number of selling communities at January 31,	157	146	8%
The decrease in the number of homes delivered in the fiscal 2026 three-month period compared to the prior year period was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024, offset, in part, by the delivery of more spec homes that were sold within the quarter. The decrease in the average price of homes delivered in the fiscal 2026 period was primarily due to a shift in the number of homes delivered to less expensive areas and/or products.
The decrease in the number of net contracts signed in the fiscal 2026 period was due primarily to softer demand, partially offset by an increase in the average number of selling communities. The decrease in the average value of each contract signed in the fiscal 2026 three-month period was primarily due to a shift in the number of contracts signed in less expensive areas and/or product types, as well as increased sales incentives.
The decrease in income before income taxes in the fiscal 2026 three-month period was principally due to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sale revenues, and lower income (loss) from unconsolidated entities. The percentage increase in home sales cost of revenues in the fiscal 2026 period was primarily due to mix shifts to lower margin products/areas, partially offset by lower inventory impairment charges. Inventory impairment charges were $1.3 million and $4.4 million during the three months ended January 31, 2026 and 2025, respectively.
Mountain

	Three months ended January 31,
	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$475.8	$556.7	(15)%
Units delivered	537	663	(19)%
Average delivered price ($ in thousands)	$886.1	$839.7	6%

Net Contracts Signed:
Net contract value ($ in millions)	$572.2	$534.1	7%
Net contracted units	654	628	4%
Average contracted price ($ in thousands)	$874.9	$850.5	3%

Home sales cost of revenues as a percentage of home sale revenues	78.6%	76.9%

Income before income taxes ($ in millions)	$57.6	$80.7	(29)%

Number of selling communities at January 31,	113	114	(1)%
The decrease in the number of homes delivered in the fiscal 2026 period was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024. The average price of homes delivered in the fiscal 2026 three-month period increased compared with the fiscal 2025 period primarily due to a shift in the number of homes delivered in more expensive areas.
The increase in the number of net contracts signed in the fiscal 2026 period was primarily due to modestly improved demand in certain markets within the region. The increase in the average value of each contract signed in the fiscal 2026 period was mainly due to a shift in the number of contracts signed to more expensive areas or product types, offset, in part, by an increase in sales incentives.
The decrease in income before income taxes in the fiscal 2026 period was due mainly to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sale revenues. The percentage increase in home sales cost of revenues in the fiscal 2026 period was primarily due to a shift in product mix/areas to lower margin areas.

Pacific

	Three months ended January 31,
	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$393.1	$287.2	37%
Units delivered	254	219	16%
Average delivered price ($ in thousands)	$1,547.6	$1,311.2	18%

Net Contracts Signed:
Net contract value ($ in millions)	$571.2	$501.7	14%
Net contracted units	291	303	(4)%
Average contracted price ($ in thousands)	$1,962.9	$1,655.8	19%

Home sales cost of revenues as a percentage of home sale revenues	71.6%	75.4%

Income before income taxes ($ in millions)	$76.0	$38.1	99%

Number of selling communities at January 31,	58	49	18%
The increase in the number of homes delivered in the fiscal 2026 period was mainly due to a greater number of spec homes that were sold and delivered within the quarter, as the starting backlog at October 31, 2025 was lower in both units and dollars compared to the number of homes in backlog at October 31, 2024. The average price of homes delivered increased in the fiscal 2026 period primarily due to a shift in the number of homes delivered to more expensive areas and/or product types.
The modest decrease in the number of net contracts signed in the fiscal 2026 period was due primarily to softness in certain markets in the Pacific Northwest offset, in part, by an increase in the number of selling communities in the fiscal 2026 period. The increase in the average value of each contract signed in the fiscal 2026 period was primarily due to a shift in the number of contracts signed to more expensive areas and/or product types.
The increase in income before income taxes in the fiscal 2026 period was mainly due to higher earnings from increased revenues, lower home sales cost of revenues, as a percentage of home sales revenues, and lower SG&A expenses. The decrease in home sales cost of revenues as a percentage of home sale revenues was primarily due to a shift in product mix/areas to higher-margin areas, partially offset by an increase in inventory impairment charges in the fiscal 2026 period. Inventory impairment charges were $3.7 million and $0.6 million during the three months ended January 31, 2026 and 2025, respectively.
Corporate and Other
In the three months ended January 31, 2026 , income before income taxes was $1.6 million compared to a loss before income taxes of $49.5 million in the three months ended January 31, 2025. The increase in income (loss) before income taxes in the fiscal 2026 period was principally due to the substantial completion of the sale of approximately half of our Apartment Living portfolio, including our operating platform, offset, in part, by other-than-temporary impairment charges of $44.3 million related to two retained Rental Property Joint Ventures. No similar other-than-temporary impairment charges were recognized in the fiscal 2025 period.
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
The table below sets forth, at January 31, 2026, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2026	$66,888	4.42%	$—
2027	510,110	4.91%	121,130	5.45%
2028	410,264	4.31%	—
2029	14,994	3.49%	—
2030	411,411	3.76%	650,000	4.55%
Thereafter	552,427	5.54%	—
Discounts, premiums and deferred issuance costs - net	(13,365)		(2,540)
Total	$1,952,729	4.73%	$768,590	4.71%
Fair value at January 31, 2026	$1,971,380		$771,130
(a)    Based upon the amount of variable-rate debt outstanding at January 31, 2026, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $7.7 million per year, without consideration of the Company’s interest rate swap transactions.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A., “Risk Factors” in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended January 31, 2026, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
November 1, 2025 to November 30, 2025	1	$133.90	1	9,676
December 1, 2025 to December 31, 2025	1	$136.14	1	9,675
January 1, 2026 to January 31, 2026	342	$146.82	342	9,333
Total	344		344
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended January 31, 2026, we withheld 127,312 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $17.8 million of income tax withholdings and we issued the remaining 243,360 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended January 31, 2026, the net exercise method was not employed to exercise options.
(b) Average price paid per share includes costs associated with the purchases but excludes any excise tax that we accrue on our share repurchases.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
January 31, 2026.

Dividends
During the three months ended January 31, 2026, we paid cash dividends of $0.25 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the three months ended January 31, 2026, these limitations did not meaningfully restrict the amount of cash dividends that could have been paid. At January 31, 2026, these agreements permitted us to pay up to approximately $4.34 billion of cash dividends.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

31.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gregg L. Ziegler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Douglas C. Yearley, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gregg L. Ziegler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, filed on February 27, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	February 27, 2026	By:	/s/ Gregg L. Ziegler
Gregg L. Ziegler Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 27, 2026	By:	/s/ Erica J. Mainardi
Erica J. Mainardi Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)