Form 10-Q
period 2026-04-30
Toll Brothers, Inc.
filed 2026-05-29
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026
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
At May 27, 2026, there were approximately 93,471,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	April 30, 2026	October 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$1,105,511	$1,258,997
Inventory	11,377,712	10,678,460
Property, construction, and office equipment – net	283,878	273,397
Receivables, prepaid expenses, and other assets	543,805	554,720
Real estate and related assets held for sale	—	420,969
Mortgage loans held for sale – at fair value	141,482	200,816
Customer deposits held in escrow	125,326	106,612
Investments in unconsolidated entities (1)	955,462	1,025,895
	$14,533,176	$14,519,866
LIABILITIES AND EQUITY
Liabilities
Loans payable	$903,336	$896,388
Senior notes	1,742,154	1,741,525
Mortgage company loan facility	138,202	150,000
Customer deposits	472,098	418,897
Accounts payable	461,439	615,771
Accrued expenses	2,158,618	2,061,919
Liabilities related to assets held for sale	—	172,186
Income taxes payable	171,337	177,116
Total liabilities	6,047,184	6,233,802
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 102,937 shares issued at April 30, 2026 and October 31, 2025	1,029	1,029
Additional paid-in capital ("APIC")	649,556	687,123
Retained earnings	8,997,249	8,574,807
Treasury stock, at cost —9,297 and 8,140 shares at April 30, 2026 and October 31, 2025, respectively	(1,191,681)	(1,014,568)
Accumulated other comprehensive income ("AOCI")	19,002	22,272
Total stockholders’ equity	8,475,155	8,270,663
Noncontrolling interest	10,837	15,401
Total equity	8,485,992	8,286,064
	$14,533,176	$14,519,866

(1)    As of April 30, 2026 and October 31, 2025, Investments in unconsolidated entities include $76.3 million and $77.0 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Revenues:
Home sales	$2,512,464	$2,706,453	$4,367,449	$4,547,229
Land sales and other	18,766	32,624	309,408	50,979
	2,531,230	2,739,077	4,676,857	4,598,208

Cost of revenues:
Home sales	1,913,162	2,002,218	3,308,624	3,383,698
Land sales and other	13,178	31,421	286,352	49,527
	1,926,340	2,033,639	3,594,976	3,433,225
Selling, general and administrative	258,253	255,760	516,189	496,174
Income from operations	346,637	449,678	565,692	668,809
Other:
(Loss) income from unconsolidated entities	(16,720)	11,489	18,724	2,746
Other income – net	20,441	16,336	39,517	27,330
Income before income taxes	350,358	477,503	623,933	698,885
Income tax provision	89,767	125,056	152,410	168,735
Net income	$260,591	$352,447	$471,523	$530,150

Other comprehensive loss – net of tax	(1,854)	(2,242)	(3,270)	(3,147)
Total comprehensive income	$258,737	$350,205	$468,253	$527,003

Per share:
Basic earnings	$2.74	$3.53	$4.94	$5.28
Diluted earnings	$2.72	$3.50	$4.91	$5.24

Weighted-average number of shares:
Basic	95,144	99,890	95,422	100,360
Diluted	95,755	100,585	96,130	101,208

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended April 30, 2026 and 2025:

	Common Stock	APIC	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, January 31, 2026	$1,029	$653,399	$8,761,441	$(1,027,633)	$20,856	$10,832	$8,419,924
Net income			260,591				260,591
Purchase of treasury stock				(175,377)			(175,377)
Exercise of stock options, stock-based compensation issuances, and employee stock purchase plan issuances		(8,362)		11,329			2,967
Stock-based compensation		4,519					4,519
Dividends declared			(24,783)				(24,783)
Other comprehensive loss					(1,854)		(1,854)
Loss attributable to non-controlling interest						(39)	(39)
Capital contributions – net						44	44
Balance, April 30, 2026	$1,029	$649,556	$8,997,249	$(1,191,681)	$19,002	$10,837	$8,485,992

Balance, January 31, 2025	$1,129	$674,492	$8,307,555	$(1,217,942)	$30,372	$15,888	$7,811,494
Net income			352,447				352,447
Purchase of treasury stock				(177,362)			(177,362)
Exercise of stock options, stock-based compensation issuances, and employee stock purchase plan issuances		169		479			648
Stock-based compensation		4,773					4,773
Dividends declared			(25,145)				(25,145)
Other comprehensive loss					(2,242)		(2,242)
Loss attributable to non-controlling interest						(240)	(240)
Capital contributions – net						42	42
Balance, April 30, 2025	$1,129	$679,434	$8,634,857	$(1,394,825)	$28,130	$15,690	$7,964,415

See accompanying notes.

For the six months ended April 30, 2026 and 2025:

	Common Stock	APIC	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2025	$1,029	$687,123	$8,574,807	$(1,014,568)	$22,272	$15,401	$8,286,064
Net income			471,523				471,523
Purchase of treasury stock				(225,872)			(225,872)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(60,895)		48,759			(12,136)
Stock-based compensation		23,328					23,328
Dividends declared			(49,081)				(49,081)
Other comprehensive loss					(3,270)		(3,270)
Loss attributable to non-controlling interest						(133)	(133)
Capital distributions - net						(4,431)	(4,431)
Balance, April 30, 2026	$1,029	$649,556	$8,997,249	$(1,191,681)	$19,002	$10,837	$8,485,992

Balance, October 31, 2024	$1,129	$694,713	$8,153,356	$(1,209,547)	$31,277	$15,787	$7,686,715
Net income			530,150				530,150
Purchase of treasury stock				(201,110)			(201,110)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(38,074)		15,832			(22,242)
Stock-based compensation		22,795					22,795
Dividends declared			(48,649)				(48,649)
Other comprehensive loss					(3,147)		(3,147)
Loss attributable to non-controlling interest						(498)	(498)
Capital contributions - net						401	401
Balance, April 30, 2025	$1,129	$679,434	$8,634,857	$(1,394,825)	$28,130	$15,690	$7,964,415

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended April 30,
	2026	2025
Cash flow provided by (used in) operating activities:
Net income	$471,523	$530,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,495	37,940
Stock-based compensation	23,328	22,795
Income from unconsolidated entities	(18,724)	(2,746)
Distributions of earnings from unconsolidated entities	11,634	9,041
Deferred tax provision	5,188	5,001
Impairment charges and write-offs	47,843	32,462
Other - net	356	648
Changes in operating assets and liabilities:
Inventory	(571,899)	(900,631)
Origination of mortgage loans	(1,183,985)	(1,112,249)
Sale of mortgage loans	1,243,631	1,110,378
Receivables, prepaid expenses, and other assets, including rental and commercial properties	250,359	4,670
Current income taxes – net	(9,860)	42,631
Customer deposits – net	34,487	22,880
Accounts payable and accrued expenses	(195,658)	139,101
Net cash provided by (used in) operating activities	141,718	(57,929)
Cash flow provided by (used in) investing activities:
Purchase of property, construction, and office equipment – net	(43,330)	(32,916)
Investments in unconsolidated entities	(105,574)	(179,890)
Return of investments in unconsolidated entities	88,358	28,179
Proceeds from the sale of ownership interests in unconsolidated entities	204,295	—
Other – net	(945)	(3,130)
Net cash provided by (used in) investing activities	142,804	(187,757)
Cash flow used in financing activities:
Proceeds from loans payable	1,207,447	2,107,956
Debt issuance costs	(6,298)	(7,996)
Principal payments of loans payable	(1,366,084)	(2,174,265)
Proceeds related to sales to land bank programs	19,797	22,071
Payments related to repurchases from land bank programs	(10,206)	(35,034)
Payments related to stock-based benefit plans – net	(12,133)	(22,241)
Purchase of treasury stock and excise tax payment	(230,028)	(204,905)
Dividends paid	(49,425)	(49,046)
(Payments) receipts related to noncontrolling interest – net	(4,431)	386
Net cash used in financing activities	(451,361)	(363,074)
Net decrease in cash, cash equivalents, and restricted cash	(166,839)	(608,760)
Cash, cash equivalents, and restricted cash, beginning of period	1,338,938	1,370,435
Cash, cash equivalents, and restricted cash, end of period	$1,172,099	$761,675
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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2025 balance sheet amounts and disclosures have been derived from our October 31, 2025 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (“2025 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of April 30, 2026; the results of our operations and changes in equity for the three-month and six-month periods ended April 30, 2026 and 2025; and our cash flows for the six-month periods ended April 30, 2026 and 2025. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of April 30, 2026, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $472.1 million and $418.9 million at April 30, 2026 and October 31, 2025, respectively. Of the outstanding customer deposits held as of October 31, 2025, we recognized $113.8 million and $221.3 million in home sales revenues during the three months and six months ended April 30, 2026, respectively. Of the outstanding customer deposits held as of October 31, 2024, we recognized $145.1 million and $265.3 million in home sales revenues during the three months and six months ended April 30, 2025, respectively.
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
Disposition
During the six months ended April 30, 2026, we substantially completed the previously announced sale of approximately half of our Apartment Living portfolio, as well as our Apartment Living operating platform, to Kennedy Wilson for net cash proceeds of approximately $330.0 million. As previously disclosed, in connection with the transaction, Kennedy Wilson also agreed to assume our management responsibilities for our retained interests in for-rent properties. We expect to sell our interests in these retained assets over time.
At October 31, 2025, we concluded that the business was not considered to be a strategic component of the Company’s operations, nor did it have a major effect on our operations and financial results. Accordingly, the operating results of the properties included in the sale were included within continuing operations for all periods reported. However, the transaction met the criteria to be classified as held for sale during the period and was classified accordingly in our Consolidated Balance Sheet at October 31, 2025. No assets or liabilities met the held for sale criteria as of April 30, 2026.
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

2. Acquisition
In May 2026, we acquired substantially all of the assets and operations of Buffington Homes of Arkansas, a privately-held home builder based in Fayetteville, Arkansas. The assets acquired were primarily inventory for nine active/coming soon communities, including approximately 1,500 home sites owned or controlled through land purchase agreements.
3. Inventory
Major components of inventory at April 30, 2026 and October 31, 2025 were (amounts in thousands):

	April 30, 2026	October 31, 2025
Land deposits and costs of future communities	$947,963	$843,110
Land and land development costs	3,286,410	3,018,179
Land and land development costs associated with homes under construction	3,967,014	3,738,695
Total land and land development costs	8,201,387	7,599,984

Homes under construction	2,577,971	2,535,219
Model homes (1)	598,354	543,257
	$11,377,712	$10,678,460
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at April 30, 2026 and October 31, 2025 (amounts in thousands):

	April 30, 2026	October 31, 2025
Land controlled for future communities	$395,261	$307,229
Land owned for future communities	456,619	406,506
Operating communities	10,525,832	9,964,725
	$11,377,712	$10,678,460
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Land controlled for future communities	$20,077	$1,674	$24,751	$5,631
Operating communities	12,400	8,125	19,400	20,585
	$32,477	$9,799	$44,151	$26,216
We recognized $2.3 million of impairment charges on land held for sale during the three-month period ended April 30, 2026. No impairment charges on land held for sale were recognized in the three-month period ended April 30, 2025. We recognized $3.7 million and $1.8 million of impairment charges on land that we no longer plan to develop, which were included in land sales and other cost of revenues during the six-month periods ended April 30, 2026 and 2025.
See Note 14, “Commitments and Contingencies,” for information regarding land purchase commitments.
At April 30, 2026, we evaluated our land purchase contracts to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At April 30, 2026, we determined that 318 land purchase contracts, with an aggregate purchase price of $7.24 billion, on which we had made aggregate deposits totaling $814.2 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2025, we determined that 349 land purchase contracts, with an aggregate purchase price of $7.30 billion, on which we had made aggregate deposits totaling $724.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. However, at April 30, 2026 and October 31, 2025, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 7, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Interest capitalized, beginning of period	$199,951	$192,317	$190,844	$179,797
Interest incurred	29,372	35,653	58,919	69,855
Interest expensed to home sales cost of revenues	(27,416)	(30,311)	(47,496)	(50,387)
Interest expensed to land sales and other cost of revenues	(207)	(624)	(207)	(638)
Interest capitalized on investments in unconsolidated entities	(820)	(1,581)	(1,677)	(3,284)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	112	569	609	680
Interest capitalized, end of period	$200,992	$196,023	$200,992	$196,023

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
The table below provides information as of April 30, 2026, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	21	1	22	1	45
Investment in unconsolidated entities (1)	$578,427	$15,385	$361,607	$43	$955,462
Number of unconsolidated entities with funding commitments by the Company	10	—	2	—	12
Company’s remaining funding commitment to unconsolidated entities (2)	$275,854	$—	$2,159	$—	$278,013
(1)    Our total investment includes $86.2 million related to five unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $135.3 million as of April 30, 2026, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $28.6 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at April 30, 2026, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	17	1	21	39
Aggregate loan commitments	$1,040,349	$63,500	$2,084,627	$3,188,476
Amounts borrowed under commitments	$619,445	$23,062	$1,945,880	$2,588,387
The table below provides information at October 31, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	15	1	21	37
Aggregate loan commitments	$922,668	$63,500	$2,066,376	$3,052,544
Amounts borrowed under commitments	$547,827	$6,511	$1,771,898	$2,326,236
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.

New Joint Ventures

There was one Land Development Joint Venture formed during the three and six-month periods ended April 30, 2026. At April 30, 2026, the investment balance was $12.4 million and the aggregate joint venture fair value at formation date was $50.3 million.
The table below provides information on joint ventures entered into during the six months ended April 30, 2025 ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures
Number of unconsolidated joint ventures entered into during the period	3	1	2
Aggregate joint venture fair value at formation date	$152,700	$15,800	$31,100
Investment balance at April 30, 2025	$84,076	$8,534	$7,727
Results of Operations and Intra-entity Transactions
In the six-month period ended April 30, 2026, we sold our ownership interest in 16 Rental Property Joint Ventures and one Land Development Joint Venture and recognized a net gain of $69.0 million. In the six-month period ended April 30, 2025, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a net gain of $2.7 million. These net gains are included in “(Loss) income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income. No similar transactions occurred in the three-month periods ended April 30, 2026 or 2025.
From time to time, certain of our Land Development and Rental Property Joint Ventures sell assets to unrelated parties or to our joint venture partners. In the six-month period ended April 30, 2026, three of our Rental Property Joint Ventures sold their assets and we recognized $21.4 million, in “(Loss) income from unconsolidated entities,” representing our proportionate share of the gains. In the three-month and six-month periods ended April 30, 2025, two of our Rental Property Joint Ventures sold their assets and we recognized $15.5 million and $18.2 million, respectively, representing our proportionate share of the gains. No similar transactions occurred in the three-month period ended April 30, 2026.
In the three-month period ended April 30, 2026, we recognized other-than-temporary impairment charges on our investments in several Rental Property Joint Ventures of $13.5 million. In the six-month period ended April 30, 2026, we recognized other-than-temporary impairment charges on our investments in several Rental Property Joint Ventures of $57.8 million. No similar impairment charges were recognized in the three or six-month periods ended April 30, 2025.
In the three-month periods ended April 30, 2026 and 2025, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $44.1 million and $36.7 million, respectively. In the six-month periods ended April 30, 2026 and 2025, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $73.5 million and $53.9 million, respectively. Our share of income from the lots we acquired was not material in either period.
In the normal course of our business, we may contribute land to certain of our joint ventures in exchange for ownership interests. In the three-month and six-month periods ended April 30, 2025, we sold land to unconsolidated entities, which principally involved land sales to Home Building and Rental Property Joint Ventures, for $8.6 million and $25.7 million, respectively. These amounts are included in “Land sales and other revenues” on our Condensed Consolidated Statement of Operations and Comprehensive Income and were sold at our land cost basis. No similar transactions occurred in the three-month or six-month periods ended April 30, 2026.
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
We believe that, as of April 30, 2026, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information regarding certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	April 30, 2026 (2)	October 31, 2025
Loan commitments in the aggregate	$1,826,600	$1,915,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$417,200	$414,800
Debt obligations borrowed in the aggregate	$1,495,600	$1,459,000
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$417,200	$413,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$13,600	$13,400
Terms of guarantees	1 month - 7.7 years	1 month - 8.2 years
(1)    At April 30, 2026 and October 31, 2025, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million related to our unconsolidated joint venture VIEs.
(2) As discussed in Note 1, “Significant Accounting Policies - Disposition”, we remain liable on several guarantees subsequent to the sale of certain of our Rental Property Joint Venture interests until the related loan commitments are terminated or refinanced. At April 30, 2026, the amounts included within the table above exclude approximately $122.5 million related to our maximum estimated exposure under repayment and carry cost guarantees, the full amount of which was borrowed as of that date. We have entered into reimbursement or similar agreements with Kennedy Wilson whereby they will reimburse us if we are required to fund any repayment or carry cost guarantees.

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

The table below provides information as of April 30, 2026 and October 31, 2025, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	April 30, 2026	October 31, 2025 (1)
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		2	2
Carrying value of consolidated VIEs assets	Investments in unconsolidated entities	$76,300	$77,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$4,600	$4,700
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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at April 30, 2026 and October 31, 2025, consisted of the following (amounts in thousands):

	April 30, 2026	October 31, 2025
Expected recoveries from insurance carriers and others	$126,996	$129,193
Improvement cost receivables	29,725	28,755
Escrow cash held by our wholly owned captive title company	59,360	72,242
Properties held for rental apartment and commercial development	61,776	64,533
Prepaid expenses	31,611	47,832
Right-of-use assets	117,258	109,013
Other	117,079	103,152
	$543,805	$554,720

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At April 30, 2026 and October 31, 2025, loans payable consisted of the following (amounts in thousands):

	April 30, 2026	October 31, 2025
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	257,956	249,087
Deferred issuance costs	(4,620)	(2,699)
	$903,336	$896,388
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that, prior to its amendment on February 5, 2026, was scheduled to mature on February 7, 2030. On February 5, 2026, we amended the Term Loan Facility to, among other things, extend the maturity date of $548.4 million of outstanding term loans to February 5, 2031, with the remaining $101.6 million continuing to be due on February 7, 2030. No principal payments are required before such maturity dates. Under the Term Loan Facility, we may select interest rates equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At April 30, 2026, the interest rate on the Term Loan Facility was 4.45% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.
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
Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three-month and six-month periods ended April 30, 2026, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of April 30, 2026.
On April 30, 2026, the maximum borrowing capacity under the Revolving Credit Facility was $2.38 billion, we had no outstanding borrowings, and had approximately $136.5 million of outstanding letters of credit issued. At April 30, 2026, the interest rate on outstanding borrowings under the Revolving Credit Facility, which is a variable rate, would have been 4.75% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure. At April 30, 2026, the weighted-average interest rate on “Loans payable – other” was 5.49% per annum.
Senior Notes
At April 30, 2026, we had four issues of fixed rate senior notes outstanding with an aggregate principal amount of $1.75 billion.
Mortgage Company Loan Facility
Our wholly owned mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), is a party to a mortgage warehousing facility (the “Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. The Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TBMC is also subject to an under-usage fee based on outstanding balances, as defined in the Warehousing Agreement. Prior to its scheduled expiration on December 2, 2025, the Warehousing Agreement was amended to extend the expiration date to November 25, 2026. No other changes were made to the terms of the Warehousing Agreement as a result of the amendment. The Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At April 30, 2026, the interest rate on the Warehousing Agreement was 5.41% per annum.

7. Accrued Expenses
Accrued expenses at April 30, 2026 and October 31, 2025 consisted of the following (amounts in thousands):

	April 30, 2026	October 31, 2025
Land, land development and construction	$245,658	$237,003
Liabilities related to consolidated inventory not owned	889,914	754,824
Compensation and employee benefits	172,062	209,822
Escrow liability associated with our wholly owned captive title company	59,350	72,233
Self-insurance	254,448	237,353
Warranty	251,918	248,391
Lease liabilities	139,766	128,340
Deferred income	40,485	52,524
Interest	29,387	32,433
Commitments to unconsolidated entities	24,184	33,142
Other	51,446	55,854
	$2,158,618	$2,061,919
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Balance, beginning of period	$247,978	$189,374	$248,391	$189,258
Additions – homes closed during the period	8,933	11,654	15,817	19,796
Change in accruals for homes closed in prior years – net	4,122	1,091	5,671	4,315
Charges incurred	(9,115)	(9,506)	(17,961)	(20,756)
Balance, end of period	$251,918	$192,613	$251,918	$192,613
8. Income Taxes
We recorded income tax provisions of $89.8 million and $125.1 million for the three months ended April 30, 2026 and 2025, respectively. The effective tax rate was 25.6% for the three months ended April 30, 2026, compared to 26.2% for the three months ended April 30, 2025. We recorded income tax provisions of $152.4 million and $168.7 million for the six months ended April 30, 2026 and 2025, respectively. The effective tax rate was 24.4% for the six months ended April 30, 2026, compared to 24.1% for the six months ended April 30, 2025. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
We are subject to state tax in the jurisdictions in which we operate. We estimate our state tax liability based upon the individual taxing authorities’ regulations, estimates of income by taxing jurisdiction, and our ability to utilize certain tax-saving strategies. Based on our estimate of the allocation of income or loss among the various taxing jurisdictions and changes in tax regulations and their impact on our tax strategies, we estimate that our state income tax rate for the full fiscal year 2026 will be approximately 5.7%. Our state income tax rate for the full fiscal year 2025 was 6.1%.
At April 30, 2026, we had $24.7 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Total stock-based compensation expense recognized	$4,519	$4,773	$23,328	$22,795
Income tax benefit recognized	$1,153	$1,607	$5,904	$5,765
At April 30, 2026 and October 31, 2025, the aggregate unamortized value of unvested stock-based compensation awards was approximately $34.5 million and $23.0 million, respectively.
10. Stockholders’ Equity
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
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Number of shares purchased (in thousands)	1,220	1,645	1,564	1,832
Average price per share (1)	$143.72	$107.84	$144.39	$109.80
Remaining authorization at April 30 (in thousands)	8,112	13,255	8,112	13,255
(1)    Average price per share includes costs associated with the repurchases, including accrued excise taxes.
Cash Dividends
On March 11, 2026, our Board of Directors approved an increase in our quarterly dividend from $0.25 per share to $0.26 per share. During the three-month periods ended April 30, 2026 and 2025, we declared and paid cash dividends of $0.26 and $0.25 per share, respectively, to our shareholders. During the six-month periods ended April 30, 2026 and 2025, we declared and paid cash dividends of $0.51 and $0.48 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Employee Retirement Plans
Beginning balance	$1,446	$1,171	$1,281	$1,018
Losses reclassified from AOCI to net income (1)	220	206	441	411
Less: Tax benefit (2)	(56)	(52)	(112)	(104)
Net losses reclassified from AOCI to net income	164	154	329	307
Other comprehensive income – net of tax	164	154	329	307
Ending balance	$1,610	$1,325	$1,610	$1,325
Derivative Instruments
Beginning balance	$19,410	$29,201	$20,991	$30,259
Gains on derivative instruments	—	98	—	765
Less: Tax expense	—	(25)	—	(193)
Net gains on derivative instruments	—	73	—	572
Gains reclassified from AOCI to net income (3)	(2,704)	(3,305)	(4,819)	(5,388)
Less: Tax expense (2)	686	836	1,220	1,362
Net gains reclassified from AOCI to net income	(2,018)	(2,469)	(3,599)	(4,026)
Other comprehensive loss – net of tax	(2,018)	(2,396)	(3,599)	(3,454)
Ending balance	$17,392	$26,805	$17,392	$26,805

Total AOCI ending balance	$19,002	$28,130	$19,002	$28,130
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

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Numerator:
Net income as reported	$260,591	$352,447	$471,523	$530,150

Denominator:
Basic weighted-average shares	95,144	99,890	95,422	100,360
Common stock equivalents (1)	611	695	708	848
Diluted weighted-average shares	95,755	100,585	96,130	101,208

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	12	123	75	126
Shares issued under stock incentive and employee stock purchase plans	94	11	408	379
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	April 30, 2026	October 31, 2025
Mortgage Loans Held for Sale	Level 2	$141,482	$200,816
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$195	$63
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$18	$(1)
Forward Loan Commitments — IRLCs	Level 2	$(18)	$1
At April 30, 2026 and October 31, 2025, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At April 30, 2026	$141,330	$141,482	$152
At October 31, 2025	$200,976	$200,816	$(160)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory is determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2025 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating and future communities were not significant during the three-month or six-month periods ended April 30, 2026 and 2025 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating and future communities.
Investments in Unconsolidated Entities
We review each of our investments on a quarterly basis for indicators of impairment. A series of net operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The fair value of the aforementioned investment is determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Investments in Unconsolidated Entities,” in our 2025 Form 10-K for additional information regarding our methodology for determining fair value. With respect to the other-than-temporary impairment charges taken during the three-month and six-month periods ended April 30, 2026, our estimate of the fair value of the investment’s underlying property also included consideration of letters of intent as well as broker opinions, where applicable.
Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		April 30, 2026		October 31, 2025
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$907,956	$897,556	$899,087	$888,604
Senior notes (2)	Level 1	1,750,000	1,752,816	1,750,000	1,759,618
Mortgage company loan facility (3)	Level 2	138,202	138,202	150,000	150,000
		$2,796,158	$2,788,574	$2,799,087	$2,798,222
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.

13. Other Income – Net
The table below provides the significant components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Interest income	$6,925	$7,054	$15,845	$16,023
Income from ancillary businesses	14,927	9,068	24,480	8,189
Management fee income earned by home building operations	1,035	972	2,495	1,771
Other	(2,446)	(758)	(3,303)	1,347
Total other income – net	$20,441	$16,336	$39,517	$27,330
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Revenues	$37,674	$47,580	$92,360	$84,363
Expenses	$22,747	$38,512	$67,880	$76,174
In the three-month and six-month periods ended April 30, 2026, our smart home technology business recognized a $3.9 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. No similar amounts were recognized in the three-month and six-month periods ended April 30, 2025.
In the six-month period ended April 30, 2025, we recognized $4.4 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment rental development business operations. No similar charges were recognized in the three-month or six-month periods ended April 30, 2026 or the three-month period ended April 30, 2025.
In the three-month and six-month periods ended April 30, 2026, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $0.7 million and $15.2 million, respectively. The six-month period ended April 30, 2026 included $10.0 million of previously deferred management fees that were recognized due to the sale of Apartment Living assets described in Note 1, “Significant Accounting Policies - Disposition.” In the three-month and six-month periods ended April 30, 2025, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $6.1 million and $13.2 million, respectively.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although, in some cases, we forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2026	October 31, 2025
Aggregate purchase price:
Unrelated parties	$7,776,532	$7,433,042
Unconsolidated entities that the Company has investments in	72,263	111,295
Total	$7,848,795	$7,544,337
Deposits against aggregate purchase price	$841,499	$744,500
Additional cash required to acquire land	7,007,296	6,799,837
Total	$7,848,795	$7,544,337
Amount of additional cash required to acquire land included in accrued expenses	$885,764	$749,974
In addition, we expect to purchase approximately 8,900 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At October 31, 2025, we also had similar purchase contracts to acquire land for apartment developments of approximately $326.2 million, of which we had made outstanding deposits in the amount of $14.7 million. As previously disclosed, in September 2025, we agreed to sell our interests in approximately half of our Apartment Living portfolio, which included substantially all of these purchase contracts. We substantially completed this transaction during the six months ended April 30, 2026, and, as a result, reduced these outstanding purchase contracts to $18.0 million at April 30, 2026. Outstanding deposits made in respect of these contracts were $0.7 million as of such date.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At April 30, 2026, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At April 30, 2026, we had outstanding surety bonds of $845.0 million primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $394.3 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At April 30, 2026, we had outstanding letters of credit of $136.5 million under our Revolving Credit Facility and $101.5 million under other letter of credit facilities. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At April 30, 2026, we had provided financial guarantees of $45.5 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). At April 30, 2026, we had agreements of sale outstanding to deliver 5,394 homes with an aggregate sales value of $6.32 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	April 30, 2026	October 31, 2025
Aggregate mortgage loan commitments:
IRLCs	$303,083	$188,031
Non-IRLCs	1,619,717	1,447,468
Total	$1,922,800	$1,635,499
Investor commitments to purchase:
IRLCs	$303,083	$188,031
Mortgage loans held for sale	141,327	194,076
Total	$444,410	$382,107
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
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah;
•The Pacific region: California, Oregon and Washington.
Our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Chief Operating Officer (COO) are our chief operating decision makers (“CODMs”). Our CODMs use segment measures, principally income from operations (the primary measure of segment profit or loss), in addition to revenue, operating profit, and other key homebuilding metrics regularly provided to assess each segment’s performance and decide how to allocate resources. These operating results are reviewed against actual and forecasted figures. Our geographic reporting segments are consistent with how our CODMs assess operating performance and allocate capital.

Total revenues, significant expenses, income (loss) from operations and income (loss) before income taxes for each of our reportable segments were as follows (amounts in thousands):

	For the three months ended April 30, 2026
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	$388,503	$413,319	$661,437	$565,132	$484,901	$2,513,292	$(828)	$2,512,464
Land sales and other	10,135	246	4,834	3,551	—	18,766	—	18,766
	398,638	413,565	666,271	568,683	484,901	2,532,058	(828)	2,531,230

Cost of revenues:
Home sales	291,333	310,827	497,859	439,326	373,206	1,912,551	611	1,913,162
Land sales and other	10,069	2,053	(2,304)	3,551	—	13,369	(191)	13,178
	301,402	312,880	495,555	442,877	373,206	1,925,920	420	1,926,340
Selling, general and administrative	25,778	28,416	59,777	39,610	31,665	185,246	73,007	258,253
Income (loss) from operations	71,458	72,269	110,939	86,196	80,030	420,892	(74,255)	346,637
Other:
(Loss) income from unconsolidated entities	(163)	—	3,325	90	(14)	3,238	(19,958)	(16,720)
Other income - net	901	696	552	(218)	304	2,235	18,206	20,441
Income (loss) before income taxes	$72,196	$72,965	$114,816	$86,068	$80,320	$426,365	$(76,007)	$350,358

	For the three months ended April 30, 2025
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	$378,489	$321,757	$758,635	$755,874	$492,184	$2,706,939	$(486)	$2,706,453
Land sales and other	—	23,427	640	—	—	24,067	8,557	32,624
	378,489	345,184	759,275	755,874	492,184	2,731,006	8,071	2,739,077

Cost of revenues:
Home sales	280,567	231,606	546,932	571,069	370,640	2,000,814	1,404	2,002,218
Land sales and other	—	24,352	(1,485)	(3)	—	22,864	8,557	31,421
	280,567	255,958	545,447	571,066	370,640	2,023,678	9,961	2,033,639
Selling, general and administrative	23,109	26,504	58,768	47,463	31,833	187,677	68,083	255,760
Income (loss) from operations	74,813	62,722	155,060	137,345	89,711	519,651	(69,973)	449,678
Other:
Income (loss) from unconsolidated entities	6,602	(1)	6,631	79	(587)	12,724	(1,235)	11,489
Other income - net	753	503	1,152	505	579	3,492	12,844	16,336
Income (loss) before income taxes	$82,168	$63,224	$162,843	$137,929	$89,703	$535,867	$(58,364)	$477,503

	For the six months ended April 30, 2026
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	$666,952	$651,471	$1,130,985	$1,040,959	$877,990	$4,368,357	$(908)	$4,367,449
Land sales and other	10,135	2,248	4,834	8,076	—	25,293	284,115	309,408
	677,087	653,719	1,135,819	1,049,035	877,990	4,393,650	283,207	4,676,857

Cost of revenues:
Home sales	503,520	485,390	851,119	813,373	654,545	3,307,947	677	3,308,624
Land sales and other	10,069	4,885	(2,104)	8,076	—	20,926	265,426	286,352
	513,589	490,275	849,015	821,449	654,545	3,328,873	266,103	3,594,976
Selling, general and administrative	56,410	57,193	120,225	84,577	67,311	385,716	130,473	516,189
Income (loss) from operations	107,088	106,251	166,579	143,009	156,134	679,061	(113,369)	565,692
Other:
Income (loss) from unconsolidated entities	3,786	1,875	5,320	524	(373)	11,132	7,592	18,724
Other income - net	933	5,460	1,013	168	547	8,121	31,396	39,517
Income (loss) before income taxes	$111,807	$113,586	$172,912	$143,701	$156,308	$698,314	$(74,381)	$623,933

	For the six months ended April 30, 2025
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	$633,201	$557,997	$1,264,908	$1,312,578	$779,348	$4,548,032	$(803)	$4,547,229
Land sales and other	17,156	23,683	1,477	—	106	42,422	8,557	50,979
	650,357	581,680	1,266,385	1,312,578	779,454	4,590,454	7,754	4,598,208

Cost of revenues:
Home sales	473,946	410,598	910,382	999,035	587,126	3,381,087	2,611	3,383,698
Land sales and other	17,156	24,546	(1,068)	237	99	40,970	8,557	49,527
	491,102	435,144	909,314	999,272	587,225	3,422,057	11,168	3,433,225
Selling, general and administrative	49,139	52,186	117,257	96,208	64,568	379,358	116,816	496,174
Income (loss) from operations	110,116	94,350	239,814	217,098	127,661	789,039	(120,230)	668,809
Other:
Income (loss) from unconsolidated entities	134	(7)	11,724	(288)	(645)	10,918	(8,172)	2,746
Other income - net	111	2,311	1,721	1,858	799	6,800	20,530	27,330
Income (loss) before income taxes	$110,361	$96,654	$253,259	$218,668	$127,815	$806,757	$(107,872)	$698,885

Land sales and other revenues during the six months ended April 30, 2026 includes $284.1 million related to the sale of apartment living properties and land parcels which resulted in a pre-tax gain of $18.8 million that is included in Corporate and other.
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	April 30, 2026	October 31, 2025
North	$1,618,547	$1,566,554
Mid-Atlantic	1,904,558	1,697,949
South	3,103,201	2,907,617
Mountain	2,990,926	2,948,416
Pacific	2,804,400	2,585,987
Total home building	12,421,632	11,706,523
Corporate and other	2,111,544	2,813,343
Total consolidated	$14,533,176	$14,519,866
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development operations, and our mortgage and title subsidiaries.
The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the three-month and six-month periods ended April 30, 2026 and 2025, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
North	$506	$580	$528	$785
Mid-Atlantic	8,739	298	9,432	4,065
South	2,843	620	4,142	4,979
Mountain	3,417	7,301	9,410	14,795
Pacific	16,972	1,000	20,639	1,592
Total consolidated	$32,477	$9,799	$44,151	$26,216
The amounts we have provided for land impairment charges included in land sales and other costs of revenues, for the three-month and six-month periods ended April 30, 2026 and 2025, are shown in the table below (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025

Mid-Atlantic	$1,900	$—	$3,092	$—
South	400	—	600	1,841
Total consolidated	$2,300	$—	$3,692	$1,841

In the three-month period ended April 30, 2026, we recognized $13.5 million of impairment charges related to several Rental Property Joint Ventures, which are included in Corporate and other. In the six-month period ended April 30, 2026, we recognized $57.8 million of impairment charges related to several Rental Property Joint Ventures, which are included in Corporate and other. No similar charges were taken during the three-month or six-month periods ended April 30, 2025.

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Six months ended April 30,
	2026	2025
Cash flow information:
Income tax paid – net	$163,403	$123,954
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$176,302	$418,792
Transfer of inventory to investment in unconsolidated entities	$658	$7,548
Transfer of other assets to investment in unconsolidated entities - net	$—	$7,348
Unrealized loss on derivatives	$—	$(7,652)
Miscellaneous non-cash changes in investments in unconsolidated entities - net	$(14,860)	$3,216

	At April 30,
	2026	2025
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,105,511	$686,466
Restricted cash included in receivables, prepaid expenses, and other assets	66,588	75,209
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$1,172,099	$761,675

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
OVERVIEW
Our Business Environment and Current Outlook
In the three months ended April 30, 2026, we signed 2,834 net contracts for an aggregate value of $2.81 billion, a 6.9% increase in units and 7.8% increase in dollars compared to the prior year period, which was attributable in part to a 9% year-over-year increase in community count. On a per-community basis, net signed contracts saw a modest year-over-year decline of 2.0%. In the second quarter of fiscal 2026, demand for our homes remained generally consistent with the demand we experienced in the second quarter of fiscal 2025. Factors that negatively impacted demand in the quarter included an overall housing environment that remained challenged due to ongoing affordability pressures and weak consumer confidence, which were exacerbated by an increase in geopolitical volatility starting in March. However, because we serve an affluent customer base with higher incomes and greater accumulated wealth, the affordability pressures that have impacted the lower end of the market have had less of an impact on our business. We anticipate that in the near term, softer overall demand for new homes may persist, which would likely result in a continuation of the elevated incentive levels and slower sales paces that characterized most of fiscal 2025 and the first half of fiscal 2026. In this environment, we continue to strategically manage our pricing, including by adjusting incentive levels where appropriate, to effectively balance sales price and margin with pace, and to align our inventory levels with local sales environments. While the near-term trajectory of new home demand remains uncertain and subject to a variety of unpredictable factors, over the longer term we continue to believe the outlook for the new home market remains positive, as it is supported by strong fundamentals including favorable demographics, a structural undersupply of homes, the aging stock of existing homes, and an increase in upper income households over the past several decades.
While historically most of our homes have been sold on a build-to-order basis, where we do not begin construction of the home until we have a signed contract with a customer, in recent years we have increased the number of homes we start without a buyer (“spec homes”). In general, we are able to build our spec homes faster and more efficiently than build-to-order homes, and spec homes allow us to attract buyers who are looking for a quicker move-in schedule, although the gross margin on spec homes is generally lower than build-to-order homes. We determine how many spec homes to start within each community based on local market conditions, our current and planned sales pace, and our backlog and construction cadence for the community. We continue to monitor demand and other factors on a community-by-community basis and make appropriate adjustments to our spec starts as market conditions evolve over time.

Financial and Operational Highlights
In the three-month period ended April 30, 2026, we recognized $2.53 billion of revenues, consisting of $2.51 billion of home sales revenues and $18.8 million of land sales and other revenues, and net income of $260.6 million, as compared to $2.74 billion of revenues, consisting of $2.71 billion of home sales revenues and $32.6 million of land sales and other revenues, and net income of $352.4 million in the three-month period ended April 30, 2025.
In the three-month periods ended April 30, 2026 and 2025, the value of net contracts signed was $2.81 billion (2,834 homes) and $2.60 billion (2,650 homes), respectively.
In the six-month period ended April 30, 2026, we recognized $4.68 billion of revenues, consisting of $4.37 billion of home sales revenues and $309.4 million of land sales and other revenues, and net income of $471.5 million, as compared to $4.60 billion of revenues, consisting of $4.55 billion of home sales revenues and $51.0 million of land sales and other revenues, and net income of $530.2 million in the six-month period ended April 30, 2025.
In the six-month periods ended April 30, 2026 and 2025, the value of net contracts signed was $5.19 billion (5,137 homes) and $4.91 billion (4,957 homes), respectively.
The value of our backlog at April 30, 2026 was $6.32 billion (5,394 homes), as compared to our backlog at April 30, 2025 of $6.84 billion (6,063 homes). Our backlog at October 31, 2025 was $5.49 billion (4,647 homes), as compared to backlog of $6.47 billion (5,996 homes) at October 31, 2024.
At April 30, 2026, we had $1.11 billion of cash and cash equivalents and we had approximately $2.24 billion of borrowing capacity of the $2.38 billion available under our revolving credit facility (the “Revolving Credit Facility”) on such date. At April 30, 2026, we had no borrowings and we had approximately $136.5 million of outstanding letters of credit under the Revolving Credit Facility.
At April 30, 2026, we owned or controlled through options approximately 76,800 home sites, as compared to approximately 76,100 at October 31, 2025; and approximately 74,700 at October 31, 2024. Of the approximately 76,800 home sites that we owned or controlled through options at April 30, 2026, we owned approximately 32,000 and controlled approximately 44,800 through options. Of the 32,000 home sites owned, approximately 18,400 were substantially improved. In addition, as of April 30, 2026, we expect to purchase approximately 8,900 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
At April 30, 2026, we were selling from 459 communities, compared to 446 at October 31, 2025 and 421 at April 30, 2025.
At April 30, 2026, our total stockholders’ equity and our debt to total capitalization ratio were $8.48 billion and 0.25 to 1.00, respectively.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and six months ended April 30, 2026 and 2025 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended April 30,			Six months ended April 30,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Home sales	$2,512.5	$2,706.5	(7)%	$4,367.4	$4,547.2	(4)%
Land sales and other	18.8	32.6	(42)%	309.4	51.0	NM
	2,531.2	2,739.1	(8)%	4,676.9	4,598.2	2%
Cost of revenues:
Home sales	1,913.2	2,002.2	(4)%	3,308.6	3,383.7	(2)%
Land sales and other	13.2	31.4	(58)%	286.4	49.5	NM
	1,926.3	2,033.6	(5)%	3,595.0	3,433.2	5%
Selling, general and administrative	258.3	255.8	1%	516.2	496.2	4%
Income from operations	346.6	449.7	(23)%	565.7	668.8	(15)%
Other
(Loss) income from unconsolidated entities	(16.7)	11.5	NM	18.7	2.7	NM
Other income – net	20.4	16.3	25%	39.5	27.3	45%
Income before income taxes	350.4	477.5	(27)%	623.9	698.9	(11)%
Income tax provision	89.8	125.1	(28)%	152.4	168.7	(10)%
Net income	$260.6	$352.4	(26)%	$471.5	$530.2	(11)%

Supplemental information:
Home sales cost of revenues as a percentage of home sales revenues	76.1%	74.0%		75.8%	74.4%
Land sales and other cost of revenues as a percentage of land sales and other revenues	70.2%	96.3%		92.5%	97.2%
SG&A as a percentage of home sale revenues	10.3%	9.5%		11.8%	10.9%
Effective tax rate	25.6%	26.2%		24.4%	24.1%

Deliveries – units	2,491	2,899	(14)%	4,390	4,890	(10)%
Deliveries – average delivered price (in ‘000s)	$1,008.6	$933.6	8%	$994.9	$929.9	7%

Net contracts signed – value	$2,807.3	$2,604.4	8%	$5,186.6	$4,911.6	6%
Net contracts signed – units	2,834	2,650	7%	5,137	4,957	4%
Net contracts signed – average contracted price (in ‘000s)	$990.6	$982.8	1%	$1,009.7	$990.8	2%

	At April 30,			At October 31,
	2026	2025	% Change	2025	2024	% Change
Backlog – value	$6,320.9	$6,839.4	(8)%	$5,494.4	$6,467.8	(15)%
Backlog – units	5,394	6,063	(11)%	4,647	5,996	(22)%
Backlog – average contracted price (in ‘000s)	$1,171.8	$1,128.1	4%	$1,182.4	$1,078.7	10%
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

Home Sales Revenues and Home Sales Cost of Revenues
Three months ended April 30, 2026 compared to the three months ended April 30, 2025
The decrease in home sale revenues for the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, was primarily attributable to a 14% decrease in the number of homes delivered, offset in part, by an 8% increase in the average price of homes delivered. The decrease in the number of homes delivered was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 and fewer spec home deliveries offset, in part, by faster construction cycle times. The increase in the average delivered home price was mainly due to the mix of deliveries in the quarter, primarily in our Pacific and Mid-Atlantic regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, was principally due to an increase in sales incentives and higher inventory impairment charges in the fiscal 2026 period.
Six months ended April 30, 2026 compared to the six months ended April 30, 2025
The decrease in home sale revenues for the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, was primarily attributable to a 10% decrease in the number of homes delivered, offset in part, by a 7% increase in the average price of homes delivered. The decrease in the number of homes delivered was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 and fewer spec home deliveries, offset, in part, by faster construction cycle times. The increase in the average delivered home price was mainly due to the mix of deliveries in the period, primarily in our Pacific and Mid-Atlantic regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, was principally due to an increase in sales incentives and higher inventory impairment charges in the fiscal 2026 period.
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
The decrease in land sales and other cost of revenues, as a percentage of land sales and other revenues during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to a $5.8 million gain related to lot sales to third party builders, partially offset by higher impairment charges. We recognized $2.3 million of impairment charges in connection with planned land sales during the three-month period ended April 30, 2026. No impairment charges on land held for sale were recognized in the three-month period ended April 30, 2025.
The increase in land sales and other revenues during the six months ended April 30, 2026 compared to the six months ended April 30, 2025 was primarily due to the inclusion of undeveloped land and rental properties in the sale of approximately half of our Apartment Living assets. As a result of the sale of these rental properties and land parcels, we recognized $284.1 million of land sales and other revenues, $265.3 million of costs of land sales and other revenues, and a pre-tax net land sale gain of $18.8 million in the six months ended April 30, 2026. In addition, during the six-month periods ended April 30, 2026 and 2025, we recognized $3.7 million and $1.8 million, respectively, of impairment charges in connection with planned land sales.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $2.5 million in the three-month period ended April 30, 2026 compared to the three-month period ended April 30, 2025. As a percentage of home sales revenues, SG&A expenditures were 10.3% of home sales revenues in the three months ended April 30, 2026, as compared to 9.5% in the three months ended April 30, 2025. The dollar increase in SG&A expenditures was due primarily to higher payroll costs offset, in part, by reduced commissions and advertising spend.
SG&A expenditures increased by $20.0 million in the six-month period ended April 30, 2026 compared to the six-month period ended April 30, 2025. As a percentage of home sales revenues, SG&A expenditures were 11.8% of home sales revenues in the fiscal 2026 period, as compared to 10.9% in the fiscal 2025 period. The dollar increase in SG&A expenditures was due primarily to higher payroll and sales center operating costs resulting from an increase in the number of selling communities offset, in part, by reduced advertising and marketing costs.
Income from Unconsolidated Entities
In the three-month period ended April 30, 2026, we recognized a loss from unconsolidated entities of $16.7 million as compared to income of $11.5 million in the prior year period. The decrease was primarily due to a $15.5 million gain we recognized in the fiscal 2025 period related to an asset sale by one of our Rental Property Joint Ventures, which did not recur in the current year period, as well as other-than-temporary impairment charges of $13.5 million related to several Rental Property Joint Ventures recognized in the current period. No similar impairment charges were recognized in the three-month period ended April 30, 2025.
In the six-month period ended April 30, 2026, we recognized a gain from unconsolidated entities of $18.7 million as compared to a loss of $2.7 million in the prior year period. The $18.7 million gain was primarily comprised of $69.0 million of gains related to the sale of our ownership interests in Land Development and Rental Property Joint Ventures, as well as $21.4 million of gains recognized in connection with asset sales by other Rental Property Joint Ventures in the period. These gains were offset by other-than-temporary impairment charges of $57.8 million related to several Rental Property Joint Ventures. No similar impairment charges were recognized in the six-month period ended April 30, 2025.
Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Interest income	$6,925	$7,054	$15,845	$16,023
Income from ancillary businesses	14,927	9,068	24,480	8,189
Management fee income earned by home building operations	1,035	972	2,495	1,771
Other	(2,446)	(758)	(3,303)	1,347
Total other income – net	$20,441	$16,336	$39,517	$27,330
The increase in income from ancillary businesses in the three-month period ended April 30, 2026 was mainly due to a $3.9 million gain from a bulk sale of security monitoring accounts by our smart home technology business.
The increase in income from ancillary businesses in the six-month period ended April 30, 2026 was mainly due to a $3.9 million gain from a bulk sale of security monitoring accounts by our smart home technology business in addition to an increase in management fees recognized by our Apartment Living operations in the period. In the six-month period ended April 30, 2026, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $15.2 million, and which included $10.0 million of previously deferred management fees that were accelerated due to the sale of Apartment Living assets. In the six-month period ended April 30, 2025, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $13.2 million. Additionally, in the prior year period, we recognized $4.4 million of net write-offs in our Apartment Living operations related to previously incurred costs that were not believed to be recoverable. No similar charges were recognized in the six-month period ended April 30, 2026.
The decrease in “Other” during the three-month and six-month periods ended April 30, 2026 was primarily due to higher directly expensed interest costs. The six-month period ended April 30, 2025 was also impacted by higher referral fee income.

Income Before Income Taxes
For the three-month period ended April 30, 2026, we reported income before income taxes of $350.4 million, as compared to $477.5 million in the three-month period ended April 30, 2025.
For the six-month period ended April 30, 2026, we reported income before income taxes of $623.9 million, as compared to $698.9 million in the six-month period ended April 30, 2025.
Income Tax Provision
In the three-month periods ended April 30, 2026 and 2025, we recognized income tax provisions of $89.8 million and $125.1 million, respectively. The effective tax rate was 25.6% for the three months ended April 30, 2026, compared to 26.2% for the three months ended April 30, 2025. The decrease in the effective tax rate for the three months ended April 30, 2026 was primarily due to higher excess tax benefits related to stock-based compensation recognized in the current year period. Based upon the federal statutory rate of 21.0% for each period, our federal tax provision would have been $73.6 million and $100.3 million in the three-month periods ended April 30, 2026 and 2025, respectively. The difference between the tax provisions recognized and the tax provisions based on the federal statutory rate was mainly due to the provisions for state income taxes.
We recognized income tax provisions of $152.4 million and $168.7 million in the six-month periods ended April 30, 2026 and 2025, respectively. The effective tax rate was 24.4% for the six months ended April 30, 2026, compared to 24.1% for the six months ended April 30, 2025. The increase in the effective tax rate for the six months ended April 30, 2026 was primarily due to lower excess tax benefits related to stock-based compensation recognized in the current year period. Based upon the federal statutory rate of 21.0% for each period, our federal tax provisions would have been $131.0 million and $146.8 million in the six-month periods ended April 30, 2026 and 2025, respectively. The difference between the tax provisions recognized and the tax provisions based on the federal statutory rate was mainly due to the provisions for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts
In the three-month periods ended April 30, 2026 and 2025, the value of net contracts signed was $2.81 billion (2,834 homes) and $2.60 billion (2,650 homes), respectively. The increase of $202.9 million, or 8%, in the aggregate value of net contracts signed was primarily due to an increase in the number of net contracts signed in our North and South regions.
In the six-month periods ended April 30, 2026 and 2025, the value of net contracts signed was $5.19 billion (5,137 homes) and $4.91 billion (4,957 homes), respectively. The increase of $275.0 million, or 6%, in the aggregate value of net contracts signed was primarily due to an increase in the number of net contracts signed in our North and South regions, in addition to a shift in the mix to higher price products in our Pacific region.
Backlog
The value of our backlog at April 30, 2026 decreased 8% to $6.32 billion (5,394 homes), as compared to $6.84 billion (6,063 homes) at April 30, 2025. Our backlog at October 31, 2025 and 2024 was $5.49 billion (4,647 homes) and $6.47 billion (5,996 homes), respectively. The decrease in the value of our backlog at April 30, 2026 as compared to April 30, 2025, was due to an 11% decrease in the number of homes in backlog partially offset by a 4% increase in the average contracted price per home. The decrease in the number of homes in backlog was primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered, as a much larger percentage of spec homes are contracted for and delivered within a quarter (and therefore are not included in our quarter-end backlog) as compared to build-to-order homes. The increase in the average contracted price per home was primarily due to the mix of backlog from higher price products/areas.
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
At April 30, 2026, we had $1.11 billion of cash and cash equivalents on hand and approximately $2.24 billion available for borrowing under our Revolving Credit Facility. On February 5, 2026, we amended the Revolving Credit Facility to extend its maturity date to February 5, 2031 and increase its borrowing capacity to $2.38 billion. We have the ability to further increase the borrowing capacity under the Revolving Credit Facility to up to $3.00 billion by adding additional lenders or obtaining the consent of any existing lender agreeing to a commitment increase. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. On February 5, 2026, we also amended our Term Loan Facility to extend the maturity date of $548.4 million of the $650.0 million of outstanding loans to February 7, 2031, with the remaining $101.6 million due February 7, 2030. Our Term Loan Facility is also guaranteed by Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries.
Short-term Liquidity and Capital Resources
For the next twelve months, we expect our principal demand for funds will be for inventory additions (in the form of land acquisition, land development, home construction costs, and deposits to control land, which could occur directly or indirectly through builder acquisitions), operating expenses, including our selling, general and administrative expenses, investments and funding of capital improvements, investments in existing and future unconsolidated joint ventures, repayment of community-level borrowings, common stock repurchases, and dividend payments. Demand for funds also includes interest and principal payments on current and future debt (including our $450.0 million 4.875% Senior Notes due March 15, 2027). We expect to meet our short-term liquidity requirements primarily through our cash and cash equivalents on hand and net cash flows provided by operations, although we may from time to time access other sources. Additional sources of funds include distributions from our unconsolidated joint ventures, borrowing capacity under our Revolving Credit Facility, and other borrowings from banks and other lenders.
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
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of April 30, 2026, while others are considered future commitments and not included. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding these obligations, see Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 14, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At April 30, 2026, we had investments in these entities of $955.5 million and were committed to invest or advance up to an additional $278.0 million to these entities if they required additional funding at such date. At April 30, 2026, we had agreed to terms for the acquisition of 653 home sites from four joint ventures for an estimated aggregate purchase price of $72.3 million. We also expect to purchase approximately 8,900 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate or agreed upon share. We believe that, as of April 30, 2026, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At April 30, 2026, we had guaranteed the debt of certain unconsolidated entities that had loan commitments aggregating $1.83 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $417.2 million to have been our maximum exposure related to repayment and carry cost guarantees at such date. At April 30, 2026, the unconsolidated entities had borrowed an aggregate of $1.50 billion, of which we estimate $417.2 million to have been our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 7.7 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of April 30, 2026, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At April 30, 2026 and October 31, 2025, we had $1.17 billion and $1.34 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the six-month period ended April 30, 2026 was $141.7 million. Cash provided by operating activities during the fiscal 2026 period was primarily related to net income (adjusted for depreciation and amortization, impairments, stock-based compensation, income and distributions of earnings from unconsolidated entities, and deferred taxes); a decrease in receivables, prepaid expenses, and other assets, including rental and commercial properties; mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits – net. This activity was offset, in part, by an increase in inventory; a decrease in accounts payable and accrued expenses; and a decrease in current income taxes – net.
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

Investing Activities
In the six-month period ended April 30, 2026, cash provided by investing activities was $142.8 million, which was primarily related to $204.3 million of proceeds related to the sale of ownership interests in unconsolidated entities and $88.4 million of cash received as returns from our investments in unconsolidated entities. This activity was offset, in part, by $105.6 million used to fund our investments in unconsolidated entities and $43.3 million used for the purchase of property and equipment, net.
In the six-month period ended April 30, 2025, cash used in investing activities was $187.8 million, which was primarily related to $179.9 million used to fund our investments in unconsolidated entities and $32.9 million used for the purchase of property and equipment. This activity was offset, in part, by $28.2 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $451.4 million of cash in financing activities in the six-month period ended April 30, 2026, primarily for payments of $158.6 million of loans payable, net of borrowings, repurchase of $230.0 million of our common stock, the payment of dividends on our common stock of $49.4 million, $12.1 million of payments related to stock-based benefit plans - net and $4.4 million of payments related to non-controlling interest - net. This activity was offset, in part, by $9.6 million of proceeds related to sales to land bank programs, net of payments.
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
SUPPLEMENTAL GUARANTOR INFORMATION
At April 30, 2026, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.75 billion aggregate principal amount of senior notes maturing on various dates between March 15, 2027 and June 15, 2035 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

April 30, 2026
Assets
Cash	$905.1
Inventory	$11,260.7
Amount due from Non-Guarantor Subsidiaries	$539.9
Total assets	$13,552.5

Liabilities & Stockholders' Equity
Loans payable	$903.3
Senior notes	$1,742.2
Total liabilities	$5,516.7
Stockholders' equity	$8,035.8
Summarized Statement of Operations Data (amounts in millions):

For the six months ended April 30, 2026
Revenues	$4,316.8
Cost of revenues	$3,275.8
Selling, general and administrative	$511.1
Income before income taxes	$547.2
Net income	$413.5

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
Units Delivered and Revenues:

	Three months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$388.5	$378.5	3%	374	389	(4)%	$1,038.8	$973.0	7%
Mid-Atlantic	413.3	321.8	28%	401	379	6%	$1,030.7	$849.0	21%
South	661.5	758.6	(13)%	791	928	(15)%	$836.2	$817.5	2%
Mountain	565.1	755.9	(25)%	638	856	(25)%	$885.8	$883.0	—%
Pacific	484.9	492.2	(1)%	287	347	(17)%	$1,689.5	$1,418.4	19%
Total home building	2,513.3	2,707.0	(7)%	2,491	2,899	(14)%	$1,008.9	$933.7	8%
Other	(0.8)	(0.5)
Total home sales revenue	2,512.5	2,706.5	(7)%	2,491	2,899	(14)%	$1,008.6	$933.6	8%
Land sales and other revenue	18.8	32.6
Total revenue	$2,531.2	$2,739.1

	Six months ended April 30,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$666.9	$633.2	5%	652	636	3%	$1,022.9	$995.6	3%
Mid-Atlantic	651.5	558.0	17%	653	645	1%	$997.7	$865.1	15%
South	1,131.0	1,264.9	(11)%	1,369	1,524	(10)%	$826.2	$830.0	—%
Mountain	1,040.9	1,312.6	(21)%	1,175	1,519	(23)%	$885.9	$864.1	3%
Pacific	878.0	779.3	13%	541	566	(4)%	$1,622.9	$1,376.9	18%
Total home building	4,368.3	4,548.0	(4)%	4,390	4,890	(10)%	$995.1	$930.1	7%
Other	(0.9)	(0.8)
Total home sales revenue	4,367.4	4,547.2	(4)%	4,390	4,890	(10)%	$994.9	$929.9	7%
Land sales and other revenue	309.4	51.0
Total revenue	$4,676.9	$4,598.2
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$496.4	$386.9	28%	468	372	26%	$1,060.7	$1,039.9	2%
Mid-Atlantic	347.6	378.7	(8)%	384	407	(6)%	$905.3	$930.5	(3)%
South	818.4	636.8	29%	937	753	24%	$873.4	$845.7	3%
Mountain	645.6	695.5	(7)%	738	776	(5)%	$874.7	$896.3	(2)%
Pacific	499.3	506.5	(1)%	307	342	(10)%	$1,626.5	$1,480.9	10%
Total consolidated	$2,807.3	$2,604.4	8%	2,834	2,650	7%	$990.6	$982.8	1%

	Six months ended April 30,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$929.5	$723.6	28%	871	690	26%	$1,067.2	$1,048.7	2%
Mid-Atlantic	625.1	720.2	(13)%	685	765	(10)%	$912.6	$941.4	(3)%
South	1,343.6	1,230.0	9%	1,591	1,453	9%	$844.5	$846.5	—%
Mountain	1,217.8	1,229.6	(1)%	1,392	1,404	(1)%	$874.9	$875.8	—%
Pacific	1,070.6	1,008.2	6%	598	645	(7)%	$1,790.3	$1,563.1	15%
Total consolidated	$5,186.6	$4,911.6	6%	5,137	4,957	4%	$1,009.7	$990.8	2%

Backlog:

	At April 30,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$1,234.2	$1,028.5	20%	1,052	909	16%	$1,173.2	$1,131.5	4%
Mid-Atlantic	797.0	987.4	(19)%	740	906	(18)%	$1,077.0	$1,089.9	(1)%
South	1,671.4	1,774.7	(6)%	1,783	1,932	(8)%	$937.4	$918.6	2%
Mountain	1,297.5	1,563.9	(17)%	1,241	1,480	(16)%	$1,045.5	$1,056.7	(1)%
Pacific	1,320.8	1,484.9	(11)%	578	836	(31)%	$2,285.2	$1,776.1	29%
Total consolidated	$6,320.9	$6,839.4	(8)%	5,394	6,063	(11)%	$1,171.8	$1,128.1	4%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
North	$971.1	$937.5	4%	833	855	(3)%	$1,165.8	$1,096.5	6%
Mid-Atlantic	822.2	824.8	—%	708	786	(10)%	$1,161.3	$1,049.4	11%
South	1,456.6	1,807.5	(19)%	1,561	2,003	(22)%	$933.1	$902.4	3%
Mountain	1,119.4	1,645.5	(32)%	1,024	1,595	(36)%	$1,093.2	$1,031.7	6%
Pacific	1,125.1	1,252.5	(10)%	521	757	(31)%	$2,159.5	$1,654.6	31%
Total consolidated	$5,494.4	$6,467.8	(15)%	4,647	5,996	(22)%	$1,182.3	$1,078.7	10%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended April 30,			Six months ended April 30,
	2026	2025	% Change	2026	2025	% Change

North	$72.2	$82.2	(12)%	$111.8	$110.4	1%
Mid-Atlantic	73.0	63.2	15%	113.6	96.7	18%
South	114.8	162.8	(29)%	172.9	253.3	(32)%
Mountain	86.1	137.9	(38)%	143.7	218.7	(34)%
Pacific	80.3	89.7	(10)%	156.3	127.8	22%
Total home building	426.4	535.9	(20)%	698.3	806.8	(13)%
Corporate and other	(76.0)	(58.4)	(30)%	(74.4)	(107.9)	31%
Total consolidated	$350.4	$477.5	(27)%	$623.9	$698.9	(11)%
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

FISCAL 2026 COMPARED TO FISCAL 2025
North

	Three months ended April 30,			Six months ended April 30,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$388.5	$378.5	3%	$666.9	$633.2	5%
Units delivered	374	389	(4)%	652	636	3%
Average delivered price ($ in thousands)	$1,038.8	$973.0	7%	$1,022.9	$995.6	3%

Net Contracts Signed:
Net contract value ($ in millions)	$496.4	$386.9	28%	$929.5	$723.6	28%
Net contracted units	468	372	26%	871	690	26%
Average contracted price ($ in thousands)	$1,060.7	$1,039.9	2%	$1,067.2	$1,048.7	2%

Home sales cost of revenues as a percentage of home sale revenues	75.0%	74.1%		75.5%	74.9%

Income before income taxes ($ in millions)	$72.2	$82.2	(12)%	$111.8	$110.4	1%

Number of selling communities at April 30,	56	43	30%
The decrease in the number of homes delivered in the fiscal 2026 three-month period was mainly due to a decrease in the number of spec home deliveries. The increase in the number of homes delivered in the fiscal 2026 six-month period was mainly due to faster construction cycle times offset, in part, by a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 and fewer spec home deliveries. The average price of homes delivered in the fiscal 2026 periods increased compared to the fiscal 2025 periods primarily due to an increase in the mix of homes delivered in more expensive areas and/or products.
The increase in the number of net contracts signed in the fiscal 2026 periods was primarily due to a greater number of selling communities, with demand remaining stable year over year. The average value of each contract signed in the fiscal 2026 periods was relatively flat compared to the prior year periods.
The decrease in income before income taxes in the fiscal 2026 three-month period was attributable to higher home sales cost of revenues as a percentage of home sale revenues, an increase in SG&A costs due to increased community openings, and decreased income (loss) from unconsolidated entities. Income before income taxes in the fiscal 2026 six-month period was relatively flat with the comparable prior period.

Mid-Atlantic

	Three months ended April 30,			Six months ended April 30,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$413.3	$321.8	28%	$651.5	$558.0	17%
Units delivered	401	379	6%	653	645	1%
Average delivered price ($ in thousands)	$1,030.7	$849.0	21%	$997.7	$865.1	15%

Net Contracts Signed:
Net contract value ($ in millions)	$347.6	$378.7	(8)%	$625.1	$720.2	(13)%
Net contracted units	384	407	(6)%	685	765	(10)%
Average contracted price ($ in thousands)	$905.3	$930.5	(3)%	$912.6	$941.4	(3)%

Home sales cost of revenues as a percentage of home sale revenues	75.2%	72.0%		74.5%	73.6%

Income before income taxes ($ in millions)	$73.0	$63.2	15%	$113.6	$96.7	18%

Number of selling communities at April 30,	68	65	5%
The number of homes delivered in the fiscal 2026 three-month and six-month periods increased from the prior year periods primarily due to faster construction cycle times, offset, in part, by the decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 and a decrease in the number of spec home deliveries. The average price of homes delivered in the fiscal 2026 periods increased compared to the fiscal 2025 periods primarily due to a shift in the number of homes delivered to more expensive areas and/or products.
The decrease in the number of net contracts signed in the fiscal 2026 periods was mainly due to continued soft demand conditions, offset, in part by an increase in the average number of selling communities. The average value of signed contracts in the fiscal 2026 periods decreased compared to the prior years period primarily due to a shift in the number of contracts signed to less expensive areas and/or products, coupled with increased sales incentives.
The increase in income before income taxes in the fiscal 2026 periods was mainly due to higher earnings from increased revenues, partially offset by an increase in home sales cost of revenues as a percentage of home sale revenues and higher SG&A costs. The increase in home sales cost of revenues as a percentage of revenues was principally due to a shift in the number of homes delivered to less expensive areas and/or products and higher inventory impairment charges. Inventory impairment charges were $8.7 million and $0.3 million during the three months ended April 30, 2026 and 2025, respectively, and $9.4 million and $4.1 million during the six months ended April 30, 2026 and 2025, respectively.

South

	Three months ended April 30,			Six months ended April 30,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$661.5	$758.6	(13)%	$1,131.0	$1,264.9	(11)%
Units delivered	791	928	(15)%	1,369	1,524	(10)%
Average delivered price ($ in thousands)	$836.2	$817.5	2%	$826.2	$830.0	—%

Net Contracts Signed:
Net contract value ($ in millions)	$818.4	$636.8	29%	$1,343.6	$1,230.0	9%
Net contracted units	937	753	24%	1,591	1,453	9%
Average contracted price ($ in thousands)	$873.4	$845.7	3%	$844.5	$846.5	—%

Home sales cost of revenues as a percentage of home sale revenues	75.3%	72.1%		75.3%	72.0%

Income before income taxes ($ in millions)	$114.8	$162.8	(29)%	$172.9	$253.3	(32)%

Number of selling communities at April 30,	162	142	14%
The decrease in the number of homes delivered in the fiscal 2026 periods compared to the prior year periods was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 and decreased spec home deliveries, offset, in part, by faster construction cycle times. The average price of homes delivered in the fiscal 2026 periods was relatively flat compared to prior year periods.
The increase in the number of net contracts signed in the fiscal 2026 periods was due primarily to improving demand and an increase in the average number of selling communities. The modest increase in the average value of each contract signed in the fiscal 2026 three-month period was primarily due to a shift in the number of contracts signed in more expensive areas and/or product types. The average value of each contract signed in the six-month 2026 period was relatively flat compared to the prior year period.
The decrease in income before income taxes in the fiscal 2026 periods was principally due to lower earnings from decreased revenues, higher home sales cost of revenues, as a percentage of home sale revenues, and lower income (loss) from unconsolidated entities. The percentage increase in home sales cost of revenues in the fiscal 2026 periods was primarily due to mix shifts to lower margin products/areas.
Mountain

	Three months ended April 30,			Six months ended April 30,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$565.1	$755.9	(25)%	$1,040.9	$1,312.6	(21)%
Units delivered	638	856	(25)%	1,175	1,519	(23)%
Average delivered price ($ in thousands)	$885.8	$883.0	—%	$885.9	$864.1	3%

Net Contracts Signed:
Net contract value ($ in millions)	$645.6	$695.5	(7)%	$1,217.8	$1,229.6	(1)%
Net contracted units	738	776	(5)%	1,392	1,404	(1)%
Average contracted price ($ in thousands)	$874.7	$896.3	(2)%	$874.9	$875.8	—%

Home sales cost of revenues as a percentage of home sale revenues	77.7%	75.6%		78.1%	76.1%

Income before income taxes ($ in millions)	$86.1	$137.9	(38)%	$143.7	$218.7	(34)%

Number of selling communities at April 30,	113	117	(3)%

The decrease in the number of homes delivered in the fiscal 2026 periods was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024. The average price of homes delivered in the fiscal 2026 periods was relatively flat compared with the fiscal 2025 periods.
The decrease in the number of net contracts signed in the fiscal 2026 periods was primarily due to a decrease in the average number of selling communities, as well as continued soft demand conditions in the region. The average value of each contract signed in each of the fiscal 2026 periods was relatively flat year over year.
The decrease in income before income taxes in the fiscal 2026 periods was due mainly to lower earnings from decreased revenues and higher home sales cost of revenues, as a percentage of home sale revenues, offset, in part by reduced SG&A costs. The percentage increase in home sales cost of revenues in the fiscal 2026 periods was primarily due to a shift in product mix/areas to lower margin areas, partially offset by lower inventory impairment charges. Inventory impairment charges were $3.4 million and $7.3 million during the three months ended April 30, 2026 and 2025, respectively, and $9.4 million and $14.8 million during the six months ended April 30, 2026 and 2025, respectively.
Pacific

	Three months ended April 30,			Six months ended April 30,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$484.9	$492.2	(1)%	$878.0	$779.3	13%
Units delivered	287	347	(17)%	541	566	(4)%
Average delivered price ($ in thousands)	$1,689.5	$1,418.4	19%	$1,622.9	$1,376.9	18%

Net Contracts Signed:
Net contract value ($ in millions)	$499.3	$506.5	(1)%	$1,070.6	$1,008.2	6%
Net contracted units	307	342	(10)%	598	645	(7)%
Average contracted price ($ in thousands)	$1,626.5	$1,480.9	10%	$1,790.3	$1,563.1	15%

Home sales cost of revenues as a percentage of home sale revenues	77.0%	75.3%		74.6%	75.3%

Income before income taxes ($ in millions)	$80.3	$89.7	(10)%	$156.3	$127.8	22%

Number of selling communities at April 30,	60	54	11%
The decrease in the number of homes delivered in the fiscal 2026 periods was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024. The average price of homes delivered increased in the fiscal 2026 periods primarily due to a shift in the number of homes delivered to more expensive areas and/or product types.
The decrease in the number of net contracts signed in the fiscal 2026 periods was due primarily to continued soft demand conditions in certain markets offset, in part, by an increase in the number of selling communities in the fiscal 2026 periods. The increase in the average value of each contract signed in the fiscal 2026 periods was primarily due to a shift in the number of contracts signed to more expensive areas and/or product types.
The decrease in income before income taxes in the fiscal 2026 three-month period was mainly due to lower earnings from decreased revenues, and higher home sales cost of revenues, as a percentage of home sales revenues. The increase in home sales cost of revenues as a percentage of home sale revenues was primarily due to an increase in inventory impairment charges in the fiscal 2026 three-month period. Inventory impairment charges were $17.0 million and $1.0 million during the three months ended April 30, 2026 and 2025, respectively.
The increase in income before income taxes in the fiscal 2026 six-month period was mainly due to higher earnings from increased revenues and lower home sales cost of revenues, as a percentage of home sales revenues. The decrease in home sales cost of revenues as a percentage of home sale revenues was primarily due to a mix shift to higher-margin products and/or areas, partially offset by an increase in inventory impairment charges in the fiscal 2026 period. Inventory impairment charges were $20.6 million and $1.6 million during the six months ended April 30, 2026 and 2025, respectively.

Corporate and Other
In the three months ended April 30, 2026, loss before income taxes was $76.0 million compared to a loss before income taxes of $58.4 million in the three months ended April 30, 2025. The increase in loss before income taxes in the fiscal 2026 period was principally due to other-than-temporary impairment charges of $13.5 million related to several Rental Property Joint Ventures. No similar other-than-temporary impairment charges were recognized in the fiscal 2025 period.
In the six months ended April 30, 2026, loss before income taxes was $74.4 million compared to a loss before income taxes of $107.9 million in the six months ended April 30, 2025. The reduction in loss before income taxes in the fiscal 2026 period was principally due to the sale of approximately half of our Apartment Living portfolio, offset, in part, by other-than-temporary impairment charges of $57.8 million related to several Rental Property Joint Ventures. No similar other-than-temporary impairment charges were recognized in the fiscal 2025 period.
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
The table below sets forth, at April 30, 2026, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2026	$34,039	3.19%	$—
2027	519,232	4.86%	177,302	6.11%
2028	428,311	4.41%	—
2029	31,618	5.06%	—
2030	411,158	3.76%	101,563	4.45%
Thereafter	550,224	5.55%	548,438	4.45%
Discounts, premiums and deferred issuance costs - net	(13,573)		(4,620)
Total	$1,961,009	4.73%	$822,683	4.83%
Fair value at April 30, 2026	$1,961,272		$827,302
(a)    Based upon the amount of variable-rate debt outstanding at April 30, 2026, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.3 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended April 30, 2026, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
February 1, 2026 to February 28, 2026	155	$160.41	155	9,178
March 1, 2026 to March 31, 2026	706	$142.03	706	8,472
April 1, 2026 to April 30, 2026	360	$139.83	360	8,112
Total	1,221		1,221
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended April 30, 2026, we withheld 882 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $0.1 million of income tax withholdings and we issued the remaining 2,332 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended April 30, 2026, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended
April 30, 2026.

Dividends
During the six months ended April 30, 2026, we paid cash dividends of $0.51 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the six months ended April 30, 2026, these limitations did not meaningfully restrict the amount of cash dividends that could have been paid. At April 30, 2026, these agreements permitted us to pay up to approximately $4.48 billion of cash dividends.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

10.1
Amendment No. 1, dated as of February 5, 2026, by and among First Huntingdon Finance Corp., Toll Brothers, Inc. (the “Company”), the other Subsidiaries of the Company party hereto, Mizuho Bank, Ltd., as Administrative Agent, and the Lenders party thereto. (The Revolving Credit Facility Amendment)

10.2
Amendment No. 6, dated as of February 5, 2026, by and among First Huntingdon Finance Corp., Toll Brothers, Inc. (the “Company”), the other Subsidiaries of the Company party hereto, Truist Bank, as Administrative Agent, and the Lenders party hereto. (The Term Loan Amendment)

31.1*	Certification of Karl K. Mistry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gregg L. Ziegler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Karl K. Mistry pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gregg L. Ziegler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, filed on May 29, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	May 29, 2026	By:	/s/ Gregg L. Ziegler
Gregg L. Ziegler Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 29, 2026	By:	/s/ Erica J. Mainardi
Erica J. Mainardi Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)