Form 10-Q
period 2026-07-31
Toll Brothers, Inc.
filed 2026-08-28
CIK 794170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2026
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
At August 26, 2026, there were approximately 92,147,000 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 31, 2026	October 31, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$1,057,889	$1,258,997
Inventory	11,645,569	10,678,460
Property, construction, and office equipment – net	293,648	273,397
Receivables, prepaid expenses, and other assets	538,716	554,720
Real estate and related assets held for sale	—	420,969
Mortgage loans held for sale – at fair value	130,723	200,816
Customer deposits held in escrow	112,169	106,612
Investments in unconsolidated entities (1)	907,082	1,025,895
	$14,685,796	$14,519,866
LIABILITIES AND EQUITY
Liabilities
Loans payable	$894,142	$896,388
Senior notes	1,742,471	1,741,525
Mortgage company loan facility	128,863	150,000
Customer deposits	458,123	418,897
Accounts payable	589,367	615,771
Accrued expenses	2,170,514	2,061,919
Liabilities related to assets held for sale	—	172,186
Income taxes payable	160,775	177,116
Total liabilities	6,144,255	6,233,802
Equity
Stockholders’ equity
Preferred stock, none issued	—	—
Common stock, 102,937 shares issued at July 31, 2026 and October 31, 2025	1,029	1,029
Additional paid-in capital ("APIC")	643,902	687,123
Retained earnings	9,253,072	8,574,807
Treasury stock, at cost —10,569 and 8,140 shares at July 31, 2026 and October 31, 2025, respectively	(1,384,232)	(1,014,568)
Accumulated other comprehensive income ("AOCI")	16,999	22,272
Total stockholders’ equity	8,530,770	8,270,663
Noncontrolling interest	10,771	15,401
Total equity	8,541,541	8,286,064
	$14,685,796	$14,519,866

(1)    As of July 31, 2026 and October 31, 2025, Investments in unconsolidated entities include $76.8 million and $77.0 million, respectively, of assets related to consolidated variable interest entities (“VIEs”). See Note 4, “Investments in Unconsolidated Entities” for additional information regarding VIEs.

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Revenues:
Home sales	$2,652,476	$2,880,975	$7,019,925	$7,428,204
Land sales and other	6,305	64,142	315,713	115,121
	2,658,781	2,945,117	7,335,638	7,543,325

Cost of revenues:
Home sales	2,017,573	2,142,768	5,326,197	5,526,466
Land sales and other	15,989	60,958	302,341	110,485
	2,033,562	2,203,726	5,628,538	5,636,951
Selling, general and administrative	266,068	253,672	782,257	749,846
Income from operations	359,151	487,719	924,843	1,156,528
Other:
(Loss) income from unconsolidated entities	(3,087)	(1,012)	15,637	1,734
Other income – net	18,723	12,793	58,240	40,123
Income before income taxes	374,787	499,500	998,720	1,198,385
Income tax provision	94,642	129,879	247,052	298,614
Net income	$280,145	$369,621	$751,668	$899,771

Other comprehensive loss – net of tax	(2,003)	(2,360)	(5,273)	(5,507)
Total comprehensive income	$278,142	$367,261	$746,395	$894,264

Per share:
Basic earnings	$2.98	$3.76	$7.92	$9.02
Diluted earnings	$2.97	$3.73	$7.87	$8.95

Weighted-average number of shares:
Basic	93,897	98,434	94,914	99,718
Diluted	94,445	99,170	95,568	100,529

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

For the three months ended July 31, 2026 and 2025:

	Common Stock	APIC	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, April 30, 2026	$1,029	$649,556	$8,997,249	$(1,191,681)	$19,002	$10,837	$8,485,992
Net income			280,145				280,145
Purchase of treasury stock				(206,756)			(206,756)
Exercise of stock options, stock-based compensation issuances, and employee stock purchase plan issuances		(10,030)		14,205			4,175
Stock-based compensation		4,376					4,376
Dividends declared			(24,322)				(24,322)
Other comprehensive loss					(2,003)		(2,003)
Loss attributable to non-controlling interest						(112)	(112)
Capital contributions – net						46	46
Balance, July 31, 2026	$1,029	$643,902	$9,253,072	$(1,384,232)	$16,999	$10,771	$8,541,541

Balance, April 30, 2025	$1,129	$679,434	$8,634,857	$(1,394,825)	$28,130	$15,690	$7,964,415
Net income			369,621				369,621
Purchase of treasury stock				(201,358)			(201,358)
Exercise of stock options, stock-based compensation issuances, and employee stock purchase plan issuances		(57)		1,024			967
Stock-based compensation		4,315					4,315
Dividends declared			(24,338)				(24,338)
Other comprehensive loss					(2,360)		(2,360)
Loss attributable to non-controlling interest						(257)	(257)
Capital contributions – net						202	202
Balance, July 31, 2025	$1,129	$683,692	$8,980,140	$(1,595,159)	$25,770	$15,635	$8,111,207

See accompanying notes.

For the nine months ended July 31, 2026 and 2025:

	Common Stock	APIC	Retained Earnings	Treasury Stock	AOCI	Non-controlling Interest	Total Equity
Balance, October 31, 2025	$1,029	$687,123	$8,574,807	$(1,014,568)	$22,272	$15,401	$8,286,064
Net income			751,668				751,668
Purchase of treasury stock				(432,628)			(432,628)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(70,925)		62,964			(7,961)
Stock-based compensation		27,704					27,704
Dividends declared			(73,403)				(73,403)
Other comprehensive loss					(5,273)		(5,273)
Loss attributable to non-controlling interest						(245)	(245)
Capital distributions - net						(4,385)	(4,385)
Balance, July 31, 2026	$1,029	$643,902	$9,253,072	$(1,384,232)	$16,999	$10,771	$8,541,541

Balance, October 31, 2024	$1,129	$694,713	$8,153,356	$(1,209,547)	$31,277	$15,787	$7,686,715
Net income			899,771				899,771
Purchase of treasury stock				(402,468)			(402,468)
Exercise of stock options, stock based compensation issuances, and employee stock purchase plan issuances		(38,131)		16,856			(21,275)
Stock-based compensation		27,110					27,110
Dividends declared			(72,987)				(72,987)
Other comprehensive loss					(5,507)		(5,507)
Loss attributable to non-controlling interest						(755)	(755)
Capital contributions - net						603	603
Balance, July 31, 2025	$1,129	$683,692	$8,980,140	$(1,595,159)	$25,770	$15,635	$8,111,207

See accompanying notes.

TOLL BROTHERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended July 31,
	2026	2025
Cash flow provided by operating activities:
Net income	$751,668	$899,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,427	60,277
Stock-based compensation	27,704	27,110
Income from unconsolidated entities	(15,637)	(1,734)
Distributions of earnings from unconsolidated entities	49,437	26,312
Deferred tax provision	6,050	15,510
Impairment charges and write-offs	75,622	56,634
Other - net	555	549
Changes in operating assets and liabilities:
Inventory	(900,441)	(902,805)
Origination of mortgage loans	(1,902,320)	(1,817,128)
Sale of mortgage loans	1,971,761	1,825,165
Receivables, prepaid expenses, and other assets, including rental and commercial properties	262,493	(12,159)
Current income taxes – net	(20,605)	28,971
Customer deposits – net	33,669	(9,078)
Accounts payable and accrued expenses	(2,323)	114,986
Net cash provided by operating activities	392,060	312,381
Cash flow provided by (used in) investing activities:
Purchase of property, construction, and office equipment – net	(74,031)	(58,363)
Investments in unconsolidated entities	(129,101)	(250,377)
Return of investments in unconsolidated entities	104,236	64,935
Proceeds from the sale of ownership interests in unconsolidated entities	219,487	—
Net increase in cash from consolidation of joint ventures	—	5,348
Other – net	(4,280)	(1,712)
Net cash provided by (used in) investing activities	116,311	(240,169)
Cash flow used in financing activities:
Proceeds from issuance of senior notes	—	498,180
Proceeds from loans payable	1,908,760	3,459,151
Debt issuance costs	(6,313)	(13,095)
Principal payments of loans payable	(2,090,903)	(3,560,059)
Redemption of senior notes	—	(350,020)
Proceeds related to sales to land bank programs	19,797	22,071
Payments related to repurchases from land bank programs	(27,624)	(62,292)
Payments related to stock-based benefit plans – net	(7,958)	(21,272)
Purchase of treasury stock and excise tax payment	(434,921)	(404,296)
Dividends paid	(73,521)	(73,303)
(Payments) receipts related to noncontrolling interest – net	(4,384)	579
Net cash used in financing activities	(717,067)	(504,356)
Net decrease in cash, cash equivalents, and restricted cash	(208,696)	(432,144)
Cash, cash equivalents, and restricted cash, beginning of period	1,338,938	1,370,435
Cash, cash equivalents, and restricted cash, end of period	$1,130,242	$938,291
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
Our unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The October 31, 2025 balance sheet amounts and disclosures have been derived from our October 31, 2025 audited financial statements. Since the condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, they should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (“2025 Form 10-K”). In the opinion of management, the unaudited condensed consolidated financial statements include all recurring adjustments necessary to present fairly our financial position as of July 31, 2026; the results of our operations and changes in equity for the three-month and nine-month periods ended July 31, 2026 and 2025; and our cash flows for the nine-month periods ended July 31, 2026 and 2025. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Home sales revenues: Revenues and cost of revenues from home sales are recognized at the time each home is delivered and title and possession are transferred to the buyer. For the majority of our home closings, our performance obligation to deliver a home is satisfied in less than one year from the date a binding sale agreement is signed. In certain states where we build, we may not be able to complete certain outdoor features prior to the closing of the home. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the home sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of July 31, 2026, the home sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consisting of deposits received from customers for sold but undelivered homes, totaled $458.1 million and $418.9 million at July 31, 2026 and October 31, 2025, respectively. Of the outstanding customer deposits held as of October 31, 2025, we recognized $95.1 million and $316.4 million in home sales revenues during the three months and nine months ended July 31, 2026, respectively. Of the outstanding customer deposits held as of October 31, 2024, we recognized $128.6 million and $393.9 million in home sales revenues during the three months and nine months ended July 31, 2025, respectively.
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
Disposition
In our first quarter of fiscal 2026, we substantially completed the previously announced sale of approximately half of our Apartment Living portfolio, as well as our Apartment Living operating platform, to Kennedy Wilson for net cash proceeds of approximately $330.0 million. As previously disclosed, in connection with the transaction, Kennedy Wilson also agreed to assume our management responsibilities for our retained interests in for-rent properties. We expect to sell our interests in these retained assets over time.
At October 31, 2025, we concluded that the business was not considered to be a strategic component of the Company’s operations, nor did it have a major effect on our operations and financial results. Accordingly, the operating results of the properties included in the sale were included within continuing operations for all periods reported. However, the transaction met the criteria to be classified as held for sale during the period and was classified accordingly in our Consolidated Balance Sheet at October 31, 2025. No assets or liabilities met the held for sale criteria as of July 31, 2026.
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
(1)    Includes investments in unconsolidated entities for 18 joint ventures as of October 31, 2025. At October 31, 2025, of these 18 joint ventures, six had remaining funding commitments of $23.5 million. Additionally, 16 of these 18 joint ventures had aggregate loan commitments of $1.24 billion and amounts outstanding under such commitments totaling $1.03 billion as of October 31, 2025. At October 31, 2025, our maximum estimated exposure under repayment and carry cost guarantees related to these loan commitments totaled $171.1 million and our exposure based on amounts outstanding at October 31, 2025 was $134.9 million. Notwithstanding the disposition of our interests in the related joint ventures, we remain on certain of these guarantees until the guaranteed obligations are terminated or refinanced. We entered into reimbursement or similar agreements with Kennedy Wilson whereby Kennedy Wilson will reimburse us if we are required to fund repayment or carry cost guarantees.

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

3. Inventory
Major components of inventory at July 31, 2026 and October 31, 2025 were (amounts in thousands):

	July 31, 2026	October 31, 2025
Land deposits and costs of future communities	$1,008,123	$843,110
Land and land development costs	3,325,148	3,018,179
Land and land development costs associated with homes under construction	3,978,751	3,738,695
Total land and land development costs	8,312,022	7,599,984

Homes under construction	2,686,741	2,535,219
Model homes (1)	646,806	543,257
	$11,645,569	$10,678,460
(1)    Includes the allocated land and land development costs associated with each of our model homes in operation.
The following table provides a summary of the composition of our inventory based on community status at July 31, 2026 and October 31, 2025 (amounts in thousands):

	July 31, 2026	October 31, 2025
Land controlled for future communities	$499,706	$307,229
Land owned for future communities	512,798	406,506
Operating communities	10,633,065	9,964,725
	$11,645,569	$10,678,460
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
The amounts we have provided for inventory impairment charges and the expensing of costs that we believed not to be recoverable, included in home sales cost of revenues, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Land controlled for future communities	$4,857	$15,815	$29,608	$21,446
Operating communities	12,800	7,500	32,200	28,085
	$17,657	$23,315	$61,808	$49,531
We recognized $10.1 million and $13.7 million of impairment charges on land held for sale included in land sales and other cost of revenues during the three-month and nine-month periods ended July 31, 2026, respectively. We recognized $0.7 million and $2.6 million of similar impairment charges during the three-month and nine-month periods ended July 31, 2025, respectively.
See Note 14, “Commitments and Contingencies,” for information regarding land purchase commitments.
At July 31, 2026, we evaluated our land purchase contracts to determine whether any of the selling entities were variable interest entities (“VIEs”) and, if they were, whether we were the primary beneficiary of any of them. Under these land purchase contracts, we do not possess legal title to the land; our maximum exposure to loss is generally limited to deposits paid to the sellers and predevelopment costs incurred; and the creditors of the sellers generally have no recourse against us. At July 31, 2026, we determined that 326 land purchase contracts, with an aggregate purchase price of $7.53 billion, on which we had made aggregate deposits totaling $862.3 million, were VIEs, and that we were not the primary beneficiary of any VIE related to our land purchase contracts. At October 31, 2025, we determined that 349 land purchase contracts, with an aggregate purchase price of $7.30 billion, on which we had made aggregate deposits totaling $724.6 million, were VIEs, but that we were not the primary beneficiary of any VIE related to such land purchase contracts. However, at July 31, 2026 and October 31, 2025, certain contracts were accrued as we concluded we were economically compelled to purchase the land. See Note 7, “Accrued Expenses,” for information regarding liabilities related to consolidated inventory not owned.
Interest incurred, capitalized, and expensed, for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Interest capitalized, beginning of period	$200,992	$196,023	$190,844	$179,797
Interest incurred	30,342	31,379	89,261	101,235
Interest expensed to home sales cost of revenues	(27,748)	(30,163)	(75,244)	(80,550)
Interest expensed to land sales and other cost of revenues	—	(1,712)	(207)	(2,351)
Interest capitalized on investments in unconsolidated entities	(859)	(1,369)	(2,536)	(4,653)
Previously capitalized interest on investments in unconsolidated entities transferred to inventory	329	649	938	1,329
Interest capitalized, end of period	$203,056	$194,807	$203,056	$194,807

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
The table below provides information as of July 31, 2026, regarding active joint ventures that we were invested in, by joint venture category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Other Joint Ventures	Total
Number of unconsolidated entities	21	1	20	1	43
Investment in unconsolidated entities (1)	$595,420	$15,275	$296,334	$53	$907,082
Number of unconsolidated entities with funding commitments by the Company	9	—	2	—	11
Company’s remaining funding commitment to unconsolidated entities (2)	$265,103	$—	$3,886	$—	$268,989
(1)    Our total investment includes $86.9 million related to five unconsolidated joint venture-related variable interests in VIEs and our maximum exposure to losses related to these VIEs is approximately $134.0 million as of July 31, 2026, inclusive of our investment in these joint ventures. Our ownership interest in such unconsolidated Joint Venture VIEs ranges from 25% to 50%.
(2)    Our remaining funding commitment includes approximately $26.6 million related to our unconsolidated joint venture-related variable interests in VIEs.

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
Certain joint ventures in which we have investments obtained debt financing to finance a portion of their activities. The table below provides information at July 31, 2026, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	18	1	19	38
Aggregate loan commitments	$1,122,347	$63,500	$2,254,860	$3,440,707
Amounts borrowed under commitments	$695,202	$37,589	$1,774,935	$2,507,726
The table below provides information at October 31, 2025, regarding the debt financing obtained by category ($ amounts in thousands):

	Land Development Joint Ventures	Home Building Joint Ventures	Rental Property Joint Ventures	Total
Number of joint ventures with debt financing	15	1	21	37
Aggregate loan commitments	$922,668	$63,500	$2,066,376	$3,052,544
Amounts borrowed under commitments	$547,827	$6,511	$1,771,898	$2,326,236
More specific and/or recent information regarding our investments in, advances to, and future commitments to these entities is provided below.

New Joint Ventures

There were no Joint Ventures formed during the three-month period ended July 31, 2026. There was one Land Development Joint Venture formed during the nine-month period ended July 31, 2026. At July 31, 2026, the investment balance of this joint venture was $13.6 million and the aggregate joint venture fair value at formation date was $50.3 million.
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
Results of Operations and Intra-entity Transactions
In the three-month period ended July 31, 2026, we sold our ownership interest in one Rental Property Joint Venture and recognized a net gain of $3.1 million. No similar transactions occurred in the three-month period ended July 31, 2025. In the nine-month period ended July 31, 2026, we sold our ownership interest in 17 Rental Property Joint Ventures and one Land Development Joint Venture and recognized a net gain of $72.1 million. In the nine-month period ended July 31, 2025, we sold our ownership interest in one of our Rental Property Joint Ventures and recognized a net gain of $2.7 million. These net gains are included in “(Loss) income from unconsolidated entities” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
From time to time, certain of our Land Development and Rental Property Joint Ventures sell assets to unrelated parties or to our joint venture partners. In the three-month period ended July 31, 2026, one of our Rental Property Joint Ventures sold their assets and we recognized $35.3 million in “(Loss) income from unconsolidated entities” representing our proportionate share of the gain. No similar transactions occurred in the three-month period ended July 31, 2025. In the nine-month period ended July 31, 2026, four of our Rental Property Joint Ventures sold their assets and we recognized $56.7 million, representing our proportionate share of the gains. In the nine-month period ended July 31, 2025, two of our Rental Property Joint Ventures sold their assets and we recognized $18.2 million, representing our proportionate share of the gains.
In the three-month period ended July 31, 2026, we recognized other-than-temporary impairment charges on our investments in several Rental Property Joint Ventures of $39.6 million. In the nine-month period ended July 31, 2026, we recognized other-than-temporary impairment charges on our investments in several Rental Property Joint Ventures of $97.4 million. These charges were recognized in (Loss) income from unconsolidated entities. No similar impairment charges were recognized in the three or nine-month periods ended July 31, 2025.
In the three-month periods ended July 31, 2026 and 2025, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $44.0 million and $31.4 million, respectively. In the nine-month periods ended July 31, 2026 and 2025, we purchased land from unconsolidated entities, principally related to our acquisition of lots from our Land Development Joint Ventures, totaling $117.4 million and $85.3 million, respectively. Our share of income from the lots we acquired was not material in either period.
In the normal course of our business, we may contribute land to certain of our joint ventures in exchange for ownership interests. In the nine-month period ended July 31, 2025, we sold land parcels to unconsolidated entities, which principally involved land sales to Home Building and Rental Property Joint Ventures, for $25.7 million. These amounts are included in “Land sales and other revenues” on our Condensed Consolidated Statement of Operations and Comprehensive Income and were sold at our land cost basis. No similar transactions occurred in the three-month or nine-month periods ended July 31, 2026 or the three-month period ended July 31, 2025.
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
We believe that, as of July 31, 2026, in the event we become legally obligated to perform under a guarantee of an obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
Information regarding certain of the Company’s unconsolidated entities’ outstanding debt obligations, loan commitments and our guarantees thereon are as follows ($ amounts in thousands):

	July 31, 2026 (2)	October 31, 2025
Loan commitments in the aggregate	$1,732,100	$1,915,800
Our maximum estimated exposure under repayment and carry cost guarantees if the full amount of the debt obligations were borrowed (1)	$388,900	$414,800
Debt obligations borrowed in the aggregate	$1,443,000	$1,459,000
Our maximum estimated exposure under repayment and carry cost guarantees of the debt obligations borrowed	$388,900	$413,500
Estimated fair value of guarantees provided by us related to debt and other obligations	$12,400	$13,400
Terms of guarantees	1 month - 7.4 years	1 month - 8.2 years
(1)    At July 31, 2026 and October 31, 2025, our maximum estimated exposure under repayment and carry cost guarantees includes approximately $20.6 million related to our unconsolidated joint venture VIEs.
(2) As discussed in Note 1, “Significant Accounting Policies - Disposition”, we remain liable on several guarantees subsequent to the sale of certain of our Rental Property Joint Venture interests until the related loan commitments are terminated or refinanced. At July 31, 2026, the amounts included within the table above exclude approximately $122.5 million related to our maximum estimated exposure under repayment and carry cost guarantees, the full amount of which was borrowed as of that date. We have entered into reimbursement or similar agreements with Kennedy Wilson whereby they will reimburse us if we are required to fund any repayment or carry cost guarantees.

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

The table below provides information as of July 31, 2026 and October 31, 2025, regarding our consolidated joint venture-related variable interests in VIEs ($ amounts in thousands):

	Balance Sheet Classification	July 31, 2026	October 31, 2025 (1)
Number of Joint Venture VIEs that the Company is the primary beneficiary and consolidates		2	2
Carrying value of consolidated VIEs assets	Investments in unconsolidated entities	$76,800	$77,000
Our partners’ interests in consolidated VIEs	Noncontrolling interest	$4,500	$4,700
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

5. Receivables, Prepaid Expenses, and Other Assets
Receivables, prepaid expenses, and other assets at July 31, 2026 and October 31, 2025, consisted of the following (amounts in thousands):

	July 31, 2026	October 31, 2025
Expected recoveries from insurance carriers and others	$124,954	$129,193
Improvement cost receivables	26,724	28,755
Escrow cash held by our wholly owned captive title company	65,768	72,242
Properties held for rental apartment and commercial development	61,884	64,533
Prepaid expenses	31,731	47,832
Right-of-use assets	122,739	109,013
Other	104,916	103,152
	$538,716	$554,720

6. Loans Payable, Senior Notes, and Mortgage Company Loan Facility
Loans Payable
At July 31, 2026 and October 31, 2025, loans payable consisted of the following (amounts in thousands):

	July 31, 2026	October 31, 2025
Senior unsecured term loan	$650,000	$650,000
Loans payable – other	248,416	249,087
Deferred issuance costs	(4,274)	(2,699)
	$894,142	$896,388
Senior Unsecured Term Loan
We are party to a $650.0 million senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks that, prior to its amendment on February 5, 2026, was scheduled to mature on February 7, 2030. On February 5, 2026, we amended the Term Loan Facility to, among other things, extend the maturity date of $548.4 million of outstanding term loans to February 5, 2031, with the remaining $101.6 million continuing to be due on February 7, 2030. No principal payments are required before such maturity dates. Under the Term Loan Facility, we may select interest rates equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, (ii) the base rate (as defined in the agreement) plus an applicable margin, or (iii) the federal funds/Euro rate (as defined in the agreement) plus an applicable margin, in each case, based on our leverage ratio. At July 31, 2026, the interest rate on the Term Loan Facility was 4.54% per annum. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors under the Term Loan Facility. The Term Loan Facility contains substantially the same financial covenants as the Revolving Credit Facility described below.

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
Both our Revolving Credit Facility and Term Loan Facility require us to maintain certain financial covenants, which include not exceeding a defined maximum leverage ratio and maintaining a minimum tangible net worth. In addition, our ability to repurchase our common stock and pay cash dividends is limited by these agreements. However, during the three-month and nine-month periods ended July 31, 2026, these limitations did not meaningfully restrict our ability to pay cash dividends or repurchase stock. We were in compliance with all covenants and requirements as of July 31, 2026.
On July 31, 2026, the maximum borrowing capacity under the Revolving Credit Facility was $2.38 billion, we had no outstanding borrowings, and had approximately $130.1 million of outstanding letters of credit issued. At July 31, 2026, the interest rate on outstanding borrowings under the Revolving Credit Facility, which is a variable rate, would have been 4.74% per annum.
Loans Payable – Other
“Loans payable – other” primarily represents purchase money mortgages on properties we acquired that the seller had financed, project-level financing, and various revenue bonds that were issued by government entities on our behalf to finance community infrastructure. At July 31, 2026, the weighted-average interest rate on “Loans payable – other” was 5.63% per annum.
Senior Notes
At July 31, 2026, we had four issues of fixed rate senior notes outstanding with an aggregate principal amount of $1.75 billion.
Mortgage Company Loan Facility
Our wholly owned mortgage subsidiary, Toll Brothers Mortgage Company (“TBMC”), is a party to a mortgage warehousing facility (the “Warehousing Agreement”) with a bank that provides for loan purchases up to $75.0 million, subject to certain sublimits. The Warehousing Agreement provides for an accordion feature under which TBMC may request that the aggregate commitments under the Warehousing Agreement be increased to an amount up to $150.0 million for a short period of time. The Warehousing Agreement is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” TBMC is also subject to an under-usage fee based on outstanding balances, as defined in the Warehousing Agreement. Prior to its scheduled expiration on December 2, 2025, the Warehousing Agreement was amended to extend the expiration date to November 25, 2026. No other changes were made to the terms of the Warehousing Agreement as a result of the amendment. The Warehousing Agreement bears interest at SOFR plus 1.75% per annum (with a SOFR floor of 2.50%). At July 31, 2026, the interest rate on the Warehousing Agreement was 5.40% per annum.

7. Accrued Expenses
Accrued expenses at July 31, 2026 and October 31, 2025 consisted of the following (amounts in thousands):

	July 31, 2026	October 31, 2025
Land, land development and construction	$240,124	$237,003
Liabilities related to consolidated inventory not owned	856,887	754,824
Compensation and employee benefits	196,921	209,822
Escrow liability associated with our wholly owned captive title company	65,763	72,233
Self-insurance	257,524	237,353
Warranty	255,528	248,391
Lease liabilities	147,297	128,340
Deferred income	39,942	52,524
Interest	29,789	32,433
Commitments to unconsolidated entities	25,712	33,142
Other	55,027	55,854
	$2,170,514	$2,061,919
The table below provides, for the periods indicated, a reconciliation of the changes in our warranty accrual (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Balance, beginning of period	$251,918	$192,613	$248,391	$189,258
Additions – homes closed during the period	10,157	11,754	25,974	31,550
Addition – liabilities assumed from an asset acquisition	120	—	120	—
Change in accruals for homes closed in prior years – net	1,967	1,455	7,638	5,770
Charges incurred	(8,634)	(10,429)	(26,595)	(31,185)
Balance, end of period	$255,528	$195,393	$255,528	$195,393
8. Income Taxes
We recorded income tax provisions of $94.6 million and $129.9 million for the three months ended July 31, 2026 and 2025, respectively. The effective tax rate was 25.3% for the three months ended July 31, 2026, compared to 26.0% for the three months ended July 31, 2025. We recorded income tax provisions of $247.1 million and $298.6 million for the nine months ended July 31, 2026 and 2025, respectively. The effective tax rate was 24.7% for the nine months ended July 31, 2026, compared to 24.9% for the nine months ended July 31, 2025. The income tax provisions for all periods included the provision for state income taxes, interest accrued on anticipated tax assessments, excess tax benefits related to stock-based compensation, and other permanent differences.
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
At July 31, 2026, we had $25.7 million of gross unrecognized tax benefits, including interest and penalties. If these unrecognized tax benefits were to reverse in the future, they would have a beneficial impact on our effective tax rate at that time. During the next 12 months, it is reasonably possible that our unrecognized tax benefits will change, but we are not able to provide a range of such change. The possible changes would be principally due to the expiration of tax statutes, settlements with taxing jurisdictions, increases due to new tax positions taken, and the accrual of estimated interest and penalties.

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

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Total stock-based compensation expense recognized	$4,376	$4,315	$27,704	$27,110
Income tax benefit recognized	$1,099	$1,072	$7,004	$6,837
At July 31, 2026 and October 31, 2025, the aggregate unamortized value of unvested stock-based compensation awards was approximately $30.1 million and $23.0 million, respectively.
10. Stockholders’ Equity
Stock Repurchase Program
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock in open market transactions, privately negotiated transactions (including accelerated share repurchases), issuer tender offers or other financial arrangements or transactions for general corporate purposes, including to obtain shares for the Company’s equity awards and other employee benefit plans. Most recently, on December 13, 2023, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock and canceled all open authorizations effective the same date. The Board of Directors did not fix any expiration date for this repurchase program.
The table below provides, for the periods indicated, information about our share repurchase programs:

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Number of shares purchased (in thousands)	1,391	1,791	2,955	3,623
Average price per share (1)	$148.63	$112.40	$146.38	$111.08
Remaining authorization at July 31 (in thousands)	6,721	11,464	6,721	11,464
(1)    Average price per share includes costs associated with the repurchases, including accrued excise tax.
Cash Dividends
On March 11, 2026, our Board of Directors approved an increase in our quarterly dividend from $0.25 per share to $0.26 per share. During the three-month periods ended July 31, 2026 and 2025, we declared and paid cash dividends of $0.26 and $0.25 per share, respectively, to our shareholders. During the nine-month periods ended July 31, 2026 and 2025, we declared and paid cash dividends of $0.77 and $0.73 per share, respectively, to our shareholders.

Accumulated Other Comprehensive Income
The changes in each component of accumulated other comprehensive income (“AOCI”), for the periods indicated, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Employee Retirement Plans
Beginning balance	$1,610	$1,325	$1,281	$1,018
Losses reclassified from AOCI to net income (1)	221	205	662	616
Less: Tax benefit (2)	(56)	(52)	(168)	(156)
Net losses reclassified from AOCI to net income	165	153	494	460
Other comprehensive income – net of tax	165	153	494	460
Ending balance	$1,775	$1,478	$1,775	$1,478
Derivative Instruments
Beginning balance	$17,392	$26,805	$20,991	$30,259
Gains on derivative instruments	—	612	—	1,377
Less: Tax expense	—	(157)	—	(350)
Net gains on derivative instruments	—	455	—	1,027
Gains reclassified from AOCI to net income (3)	(2,902)	(3,970)	(7,721)	(9,358)
Less: Tax expense (2)	734	1,002	1,954	2,364
Net gains reclassified from AOCI to net income	(2,168)	(2,968)	(5,767)	(6,994)
Other comprehensive loss – net of tax	(2,168)	(2,513)	(5,767)	(5,967)
Ending balance	$15,224	$24,292	$15,224	$24,292

Total AOCI ending balance	$16,999	$25,770	$16,999	$25,770
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

11. Earnings per Share Information
The table below provides, for the periods indicated, information pertaining to the calculation of earnings per share, common stock equivalents, weighted-average number of antidilutive options and restricted stock units, and shares issued (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Numerator:
Net income as reported	$280,145	$369,621	$751,668	$899,771

Denominator:
Basic weighted-average shares	93,897	98,434	94,914	99,718
Common stock equivalents (1)	548	736	654	811
Diluted weighted-average shares	94,445	99,170	95,568	100,529

Other information:
Weighted-average number of antidilutive options and restricted stock units (2)	2	5	51	86
Shares issued under stock incentive and employee stock purchase plans	118	21	526	399
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
12. Fair Value Disclosures
Financial Instruments
The table below provides, as of the dates indicated, a summary of assets/(liabilities) related to our financial instruments, measured at fair value on a recurring basis (amounts in thousands):

		Fair value
Financial Instrument	Fair value hierarchy	July 31, 2026	October 31, 2025
Mortgage Loans Held for Sale	Level 2	$130,723	$200,816
Forward Loan Commitments — Mortgage Loans Held for Sale	Level 2	$960	$63
Interest Rate Lock Commitments (“IRLCs”)	Level 2	$(945)	$(1)
Forward Loan Commitments — IRLCs	Level 2	$945	$1
At July 31, 2026 and October 31, 2025, the carrying value of cash and cash equivalents, escrow cash held by our wholly owned captive title company, and customer deposits held in escrow approximated fair value.
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

The table below provides, as of the dates indicated, the aggregate unpaid principal and fair value of mortgage loans held for sale (amounts in thousands):

	Aggregate unpaid principal balance	Fair value	Fair value greater (less) than principal balance
At July 31, 2026	$131,535	$130,723	$(812)
At October 31, 2025	$200,976	$200,816	$(160)
Inventory
We recognize inventory impairment charges and land impairment charges based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. The fair value of the aforementioned inventory is determined using Level 3 criteria. Estimated fair value is primarily determined by discounting the estimated future cash flow of each community. In determining the fair value related to land impairments, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. We record land impairments related to land parcels we plan to sell to third parties within land sales and other cost of revenues. See Note 1, “Significant Accounting Policies – Inventory,” in our 2025 Form 10-K for additional information regarding our methodology for determining fair value. Impairments on operating and future communities were not significant during the three-month or nine-month periods ended July 31, 2026 and 2025 and, accordingly, we did not disclose the ranges of certain quantitative unobservable inputs utilized in determining the fair value of such impaired operating and future communities.
Investments in Unconsolidated Entities
We review each of our investments on a quarterly basis for indicators of impairment. A series of net operating losses of an investee, the inability to recover our invested capital, or other factors may indicate that a loss in value of our investment in the unconsolidated entity has occurred. If a loss exists, we further review the investment to determine if the loss is other than temporary, in which case we write down the investment to its estimated fair value. The fair value of the aforementioned investment is determined using Level 3 criteria. See Note 1, “Significant Accounting Policies – Investments in Unconsolidated Entities,” in our 2025 Form 10-K for additional information regarding our methodology for determining fair value. With respect to the other-than-temporary impairment charges taken during the three-month and nine-month periods ended July 31, 2026, our estimate of the fair value of the investment’s underlying property also included consideration of letters of intent as well as broker opinions, where applicable.
Debt
The table below provides, as of the dates indicated, the book value, excluding any bond discounts, premiums, and deferred issuance costs, and estimated fair value of our debt (amounts in thousands):

		July 31, 2026		October 31, 2025
	Fair value hierarchy	Book value	Estimated fair value	Book value	Estimated fair value
Loans payable (1)	Level 2	$898,416	$889,949	$899,087	$888,604
Senior notes (2)	Level 1	1,750,000	1,732,762	1,750,000	1,759,618
Mortgage company loan facility (3)	Level 2	128,863	128,863	150,000	150,000
		$2,777,279	$2,751,574	$2,799,087	$2,798,222
(1)    The estimated fair value of loans payable was based upon contractual cash flows discounted at interest rates that we believed were available to us for loans with similar terms and remaining maturities as of the applicable valuation date.
(2)    The estimated fair value of our senior notes is based upon their market prices as of the applicable valuation date.
(3)    We believe that the carrying value of our mortgage company loan borrowings approximates their fair value.

13. Other Income – Net
The table below provides the significant components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Interest income	$6,459	$6,955	$22,304	$22,978
Income from ancillary businesses	12,909	6,548	37,394	14,737
Management fee income earned by home building operations	953	925	3,448	2,696
Other	(1,598)	(1,635)	(4,906)	(288)
Total other income – net	$18,723	$12,793	$58,240	$40,123
Income from ancillary businesses is generated by our mortgage, title, landscaping, smart home technology, apartment living, city living, and golf course and country club operations. The table below provides, for the periods indicated, revenues and expenses for our ancillary businesses (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Revenues	$40,798	$45,887	$133,163	$130,250
Expenses	$27,889	$39,339	$95,769	$115,513
In the nine-month period ended July 31, 2026, our smart home technology business recognized a $3.9 million gain from a bulk sale of security monitoring accounts, which is included in income from ancillary businesses above. No similar amounts were recognized in the three-month period ended July 31, 2026 or the three-month and nine-month periods ended July 31, 2025.
In the three-month and nine-month periods ended July 31, 2026, we recognized $0.1 million of net write-offs related to previously incurred costs that we believed not to be recoverable in our apartment development business operations. In the three-month and nine-month periods ended July 31, 2025, we recognized $0.1 million and $4.5 million, respectively, of similar charges.
In the three-month and nine-month periods ended July 31, 2026, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $2.4 million and $17.6 million, respectively. The nine-month period ended July 31, 2026 included $10.0 million of previously deferred management fees that were recognized due to the sale of Apartment Living assets described in Note 1, “Significant Accounting Policies - Disposition.” In the three-month and nine-month periods ended July 31, 2025, income from ancillary businesses included management fees earned on our apartment rental development, high-rise urban luxury condominium, and other unconsolidated entities and operations that totaled $4.0 million and $17.2 million, respectively.
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

Land Purchase Contracts
Generally, our agreements to acquire land parcels do not require us to purchase those land parcels, although, in some cases, we forfeit any deposit balance outstanding if and when we terminate an agreement. Information regarding our land purchase contracts, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2026	October 31, 2025
Aggregate purchase price:
Unrelated parties	$8,085,958	$7,433,042
Unconsolidated entities that the Company has investments in	76,062	111,295
Total	$8,162,020	$7,544,337
Deposits against aggregate purchase price	$872,358	$744,500
Additional cash required to acquire land	7,289,662	6,799,837
Total	$8,162,020	$7,544,337
Amount of additional cash required to acquire land included in accrued expenses	$847,737	$749,974
In addition, we expect to purchase approximately 8,600 additional home sites over a number of years from several joint ventures in which we have interests; the purchase prices of these home sites will be determined at a future date.
At October 31, 2025, we also had similar purchase contracts to acquire land for apartment developments of approximately $326.2 million, of which we had made outstanding deposits in the amount of $14.7 million. As previously disclosed, in September 2025, we agreed to sell our interests in approximately half of our Apartment Living portfolio, which included substantially all of these purchase contracts. We substantially completed this transaction during our first quarter of fiscal 2026, and, as a result, reduced these outstanding purchase contracts to $13.8 million at July 31, 2026. Outstanding deposits made in respect of these contracts were $0.7 million as of such date.
We have additional land parcels under option that have been excluded from the aggregate purchase price since we do not believe that we will complete the purchase of these land parcels and no additional funds will be required from us to terminate these contracts.
Investments in Unconsolidated Entities
At July 31, 2026, we had investments in a number of unconsolidated entities, were committed to invest or advance additional funds, and had guaranteed a portion of the indebtedness and/or loan commitments of these entities. See Note 4, “Investments in Unconsolidated Entities,” for more information regarding our commitments to these entities.
Surety Bonds and Letters of Credit
At July 31, 2026, we had outstanding surety bonds of $826.0 million primarily related to our obligations to governmental entities to construct improvements in our communities. We have an additional $398.1 million of surety bonds outstanding that guarantee other obligations. Although significant construction and development activities have been completed related to these improvements, the bonds are generally not released until all construction and development activities are completed and acceptance by the counterparty is received. The aggregate amount of surety bonds outstanding is in excess of the estimated cost of the remaining work to be performed. We do not believe that it is probable that any outstanding bonds will be drawn upon.
At July 31, 2026, we had outstanding letters of credit of $130.1 million under our Revolving Credit Facility and $112.0 million under other letter of credit facilities. These letters of credit were issued to secure our various financial obligations, including insurance policy deductibles and other claims, land deposits, and security to complete improvements in communities in which we are operating. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.
At July 31, 2026, we had provided financial guarantees of $45.5 million related to fronted letters of credit to secure obligations related to certain of our insurance policy deductibles and other claims.
Backlog
Backlog consists of homes under contract but not yet delivered to our home buyers (“backlog”). At July 31, 2026, we had agreements of sale outstanding to deliver 5,312 homes with an aggregate sales value of $6.24 billion.

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
Information regarding our mortgage commitments, as of the dates indicated, is provided in the table below (amounts in thousands):

	July 31, 2026	October 31, 2025
Aggregate mortgage loan commitments:
IRLCs	$324,857	$188,031
Non-IRLCs	1,583,482	1,447,468
Total	$1,908,339	$1,635,499
Investor commitments to purchase:
IRLCs	$324,857	$188,031
Mortgage loans held for sale	131,106	194,076
Total	$455,963	$382,107
15. Information on Segments
We operate in the following five geographic segments, with operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Arkansas, Florida, South Carolina and Texas;
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

Total revenues, significant expenses, income (loss) from operations and income (loss) before income taxes for each of our reportable segments were as follows ($ amounts in thousands):

	For the three months ended July 31, 2026
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	450,387	375,642	655,818	613,241	556,683	2,651,771	705	2,652,476
Land sales and other	50	6,082	—	—	—	6,132	173	6,305
	450,437	381,724	655,818	613,241	556,683	2,657,903	878	2,658,781

Cost of revenues:
Home sales	338,143	291,994	497,543	474,736	415,675	2,018,091	(518)	2,017,573
Land sales and other	2	12,487	1,800	1,700	—	15,989	—	15,989
	338,145	304,481	499,343	476,436	415,675	2,034,080	(518)	2,033,562
Selling, general and administrative	29,052	31,144	65,646	43,473	35,569	204,884	61,184	266,068
Income (loss) from operations	83,240	46,099	90,829	93,332	105,439	418,939	(59,788)	359,151
Other:
(Loss) income from unconsolidated entities	(163)	72	2,143	62	(435)	1,679	(4,766)	(3,087)
Other income - net	176	464	484	(245)	321	1,200	17,523	18,723
Income (loss) before income taxes	83,253	46,635	93,456	93,149	105,325	421,818	(47,031)	374,787

	For the three months ended July 31, 2025
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	438,698	400,718	757,881	730,250	553,067	2,880,614	361	2,880,975
Land sales and other	—	8,791	9,301	44,410	1,387	63,889	253	64,142
	438,698	409,509	767,182	774,660	554,454	2,944,503	614	2,945,117

Cost of revenues:
Home sales	321,177	303,035	559,015	547,405	412,386	2,143,018	(250)	2,142,768
Land sales and other		8,701	9,117	42,292	848	60,958	—	60,958
	321,177	311,736	568,132	589,697	413,234	2,203,976	(250)	2,203,726
Selling, general and administrative	25,995	26,791	59,698	47,300	35,126	194,910	58,762	253,672
Income (loss) from operations	91,526	70,982	139,352	137,663	106,094	545,617	(57,898)	487,719
Other:
Income (loss) from unconsolidated entities	4,772	1	6,853	(34)	(381)	11,211	(12,223)	(1,012)
Other income - net	718	345	664	320	293	2,340	10,453	12,793
Income (loss) before income taxes	97,016	71,328	146,869	137,949	106,006	559,168	(59,668)	499,500

	For the nine months ended July 31, 2026
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	1,117,339	1,027,113	1,786,803	1,654,200	1,434,673	7,020,128	(203)	7,019,925
Land sales and other	10,185	8,330	4,834	8,076	—	31,425	284,288	315,713
	1,127,524	1,035,443	1,791,637	1,662,276	1,434,673	7,051,553	284,085	7,335,638

Cost of revenues:
Home sales	841,663	777,384	1,348,662	1,288,109	1,070,220	5,326,038	159	5,326,197
Land sales and other	10,072	17,371	(305)	9,776	—	36,914	265,427	302,341
	851,735	794,755	1,348,357	1,297,885	1,070,220	5,362,952	265,586	5,628,538
Selling, general and administrative	85,462	88,337	185,871	128,050	102,880	590,600	191,657	782,257
Income (loss) from operations	190,327	152,351	257,409	236,341	261,573	1,098,001	(173,158)	924,843
Other:
Income (loss) from unconsolidated entities	3,623	1,947	7,463	586	(808)	12,811	2,826	15,637
Other income - net	1,108	5,924	1,497	(77)	868	9,320	48,920	58,240
Income (loss) before income taxes	195,058	160,222	266,369	236,850	261,633	1,120,132	(121,412)	998,720

	For the nine months ended July 31, 2025
	North	Mid-Atlantic	South	Mountain	Pacific	Total	Corporate and other	Total consolidated
Revenues:
Home sales	1,071,899	958,715	2,022,789	2,042,828	1,332,415	7,428,646	(442)	7,428,204
Land sales and other	17,156	32,475	10,777	44,410	1,493	106,311	8,810	115,121
	1,089,055	991,190	2,033,566	2,087,238	1,333,908	7,534,957	8,368	7,543,325

Cost of revenues:
Home sales	795,123	713,633	1,469,397	1,546,440	999,512	5,524,105	2,361	5,526,466
Land sales and other	17,156	33,246	8,050	42,529	946	101,927	8,558	110,485
	812,279	746,879	1,477,447	1,588,969	1,000,458	5,626,032	10,919	5,636,951
Selling, general and administrative	75,134	78,977	176,955	143,508	99,694	574,268	175,578	749,846
Income (loss) from operations	201,642	165,334	379,164	354,761	233,756	1,334,657	(178,129)	1,156,528
Other:
Income (loss) from unconsolidated entities	4,906	(6)	18,578	(322)	(1,026)	22,130	(20,396)	1,734
Other income - net	829	2,657	2,385	2,178	1,092	9,141	30,982	40,123
Income (loss) before income taxes	207,377	167,985	400,127	356,617	233,822	1,365,928	(167,543)	1,198,385

Land sales and other revenues during the nine months ended July 31, 2026 includes $284.1 million related to the sale of apartment living properties and land parcels which resulted in a pre-tax gain of $18.8 million that is included in Corporate and other.
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
Total assets for each of our segments, as of the dates indicated, are shown in the table below (amounts in thousands):

	July 31, 2026	October 31, 2025
North	$1,702,481	$1,566,554
Mid-Atlantic	1,946,935	1,697,949
South	3,342,762	2,907,617
Mountain	2,992,280	2,948,416
Pacific	2,715,718	2,585,987
Total home building	12,700,176	11,706,523
Corporate and other	1,985,620	2,813,343
Total consolidated	$14,685,796	$14,519,866
“Corporate and other” is comprised principally of cash and cash equivalents, restricted cash, investments in our Rental Property Joint Ventures, expected recoveries from insurance carriers and suppliers, manufacturing facilities, our apartment rental development operations, and our mortgage and title subsidiaries.

The amounts we have provided for inventory impairment charges and the expensing of costs that we believe not to be recoverable, for the three-month and nine-month periods ended July 31, 2026 and 2025, which are included in home sales cost of revenues, were as follows (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
North	$288	$316	$816	$1,101
Mid-Atlantic	8,204	8,541	17,636	12,606
South	4,027	8,522	8,169	13,501
Mountain	1,647	495	11,057	15,290
Pacific	3,491	5,441	24,130	7,033
Total consolidated	$17,657	$23,315	$61,808	$49,531
The amounts we have provided for land impairment charges included in land sales and other costs of revenues, for the three-month and nine-month periods ended July 31, 2026 and 2025, are shown in the table below (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025

Mid-Atlantic	$6,550	$—	$9,642	$—
South	1,800	720	2,400	2,561
Mountain	1,700	—	1,700	—
Total consolidated	$10,050	$720	$13,742	$2,561

In the three-month period ended July 31, 2026, we recognized $39.6 million of impairment charges included in (Loss) income from unconsolidated entities, related to several Rental Property Joint Ventures, which are included in Corporate and other. In the nine-month period ended July 31, 2026, we recognized $97.4 million of impairment charges included in (Loss) income from unconsolidated entities related to several Rental Property Joint Ventures, which are included in Corporate and other. No similar charges were recognized during the three-month or nine-month periods ended July 31, 2025.

16. Supplemental Disclosure to Condensed Consolidated Statements of Cash Flows
The following are supplemental disclosures to the Condensed Consolidated Statements of Cash Flows, for the periods indicated (amounts in thousands):

	Nine months ended July 31,
	2026	2025
Cash flow information:
Income tax paid – net	$264,430	$256,513
Noncash activity:
Cost of inventory acquired through seller financing, municipal bonds, or included in accrued expenses - net	$141,485	$441,821
Transfer of inventory to investment in unconsolidated entities	$875	$7,797
Transfer of other assets to investment in unconsolidated entities - net	$—	$10,026
Unrealized loss on derivatives	$—	$(11,202)
Increase in inventory due to consolidation of joint ventures	$—	$69,277
Miscellaneous non-cash changes in investments in unconsolidated entities - net	$(14,860)	$8,148

	At July 31,
	2026	2025
Cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,057,889	$852,311
Restricted cash included in receivables, prepaid expenses, and other assets	72,353	85,980
Total cash, cash equivalents, and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$1,130,242	$938,291

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
In evaluating our performance, we often refer to changes in “mix” as impacting metrics such as average sales price, average delivered price and gross margin. Our business mix consists of both product mix, which includes multiple home types and sizes that are marketed and sold to a broad range of luxury buyers, including move-up, first-time, empty-nester, active-adult, and second-home buyers, as well as geographical mix, which includes over sixty markets across the United States. As a result of the breadth of our products and geographic footprint, we have a wide range of base sales prices for our homes, ranging from under $500,000 to over $4,000,000. “Positive mix” refers to increases in sales or deliveries of higher priced homes, whether along product or geographical lines, while “negative mix” refers to the opposite.

RESULTS OF OPERATIONS – OVERVIEW
The following table compares certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income and other supplemental information for the three months and nine months ended July 31, 2026 and 2025 ($ amounts in millions, unless otherwise stated). For more information regarding results of operations by segment, see “Segments” in this MD&A.

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	% Change	2026	2025	% Change
Revenues:
Home sales	$2,652.5	$2,881.0	(8)%	$7,019.9	$7,428.2	(5)%
Land sales and other	6.3	64.1	(90)%	315.7	115.1	NM
	2,658.8	2,945.1	(10)%	7,335.6	7,543.3	(3)%
Cost of revenues:
Home sales	2,017.6	2,142.8	(6)%	5,326.2	5,526.5	(4)%
Land sales and other	16.0	61.0	(74)%	302.3	110.5	NM
	2,033.6	2,203.7	(8)%	5,628.5	5,637.0	—%
Selling, general and administrative	266.1	253.7	5%	782.3	749.8	4%
Income from operations	359.2	487.7	(26)%	924.8	1,156.5	(20)%
Other
(Loss) income from unconsolidated entities	(3.1)	(1.0)	NM	15.6	1.7	NM
Other income – net	18.7	12.8	46%	58.2	40.1	45%
Income before income taxes	374.8	499.5	(25)%	998.7	1,198.4	(17)%
Income tax provision	94.6	129.9	(27)%	247.1	298.6	(17)%
Net income	$280.1	$369.6	(24)%	$751.7	$899.8	(16)%

Supplemental information:
Home sales gross margin	23.9%	25.6%		24.1%	25.6%
SG&A as a percentage of home sale revenues	10.0%	8.8%		11.1%	10.1%
Effective tax rate	25.3%	26.0%		24.7%	24.9%

Deliveries – units	2,662	2,959	(10)%	7,052	7,849	(10)%
Deliveries – average delivered price (in ‘000s)	$996.4	$973.6	2%	$995.4	$946.4	5%

Net contracts signed – value	$2,515.3	$2,412.0	4%	$7,701.8	$7,323.6	5%
Net contracts signed – units	2,508	2,388	5%	7,645	7,345	4%
Net contracts signed – average contracted price (in ‘000s)	$1,002.9	$1,010.1	(1)%	$1,007.4	$997.1	1%

Number of selling communities at July 31,	471	420
Home sites controlled:
Owned	31,817	32,761
Optioned	43,669	43,990
	75,486	76,751

	At July 31,			At October 31,
	2026	2025	% Change	2025	2024	% Change
Backlog – value	$6,238.5	$6,376.2	(2)%	$5,494.4	$6,467.8	(15)%
Backlog – units	5,312	5,492	(3)%	4,647	5,996	(22)%
Backlog – average contracted price (in ‘000s)	$1,174.4	$1,161.0	1%	$1,182.4	$1,078.7	10%
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
Our Business Environment and Current Outlook
In the three months ended July 31, 2026, we signed 2,508 net contracts for an aggregate value of $2.52 billion, a 5% increase in units and 4% increase in dollars compared to the prior year period, which was primarily attributable to a 12% year-over-year increase in quarter-end community count. On a per-community basis, net signed contracts declined approximately 5% year-over-year, continuing to reflect challenging demand conditions and a housing market impacted by elevated mortgage rates, weak consumer confidence, and geopolitical volatility. However, because we serve an affluent customer base with higher incomes and greater accumulated wealth, the affordability pressures that have impacted the lower end of the market have had less of an impact on our business. We anticipate that in the near term, softer overall demand for new homes may persist, which would likely result in a continuation of the elevated incentive levels and slower sales paces that have persisted over the course of fiscal 2026. In this environment, we continue to strategically manage our pricing, including by adjusting incentive levels where appropriate, to effectively balance sales price and margin with pace, and to align our inventory levels with local sales environments. While the near-term trajectory of new home demand remains uncertain and subject to a variety of unpredictable factors, over the longer term we continue to believe the outlook for the new home market remains positive, as it is supported by strong fundamentals including favorable demographics, a structural undersupply of homes, the aging stock of existing homes, and an increase in upper income households over the past several decades.
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
Home Sales Revenues and Home Sales Cost of Revenues
Three months ended July 31, 2026 compared to the three months ended July 31, 2025
Home sales revenues for the three months ended July 31, 2026 were $2.65 billion, as compared to $2.88 billion in the three months ended July 31, 2025, a decrease primarily attributable to a 10% decrease in the number of homes delivered, offset in part, by a 2% increase in the average price of homes delivered. The decrease in the number of homes delivered was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024 and fewer spec home deliveries, partially offset by faster construction cycle times. The increase in the average delivered home price was mainly due to positive mix, primarily in our Pacific and Mid-Atlantic regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the three months ended July 31, 2026, as compared to the three months ended July 31, 2025, was principally due to an increase in sales incentives on spec homes.
Nine months ended July 31, 2026 compared to the nine months ended July 31, 2025
Home sales revenues for the nine months ended July 31, 2026 were $7.02 billion, as compared to $7.43 billion in the nine months ended July 31, 2025, a decrease primarily attributable to a 10% decrease in the number of homes delivered, offset, in part, by a 5% increase in the average price of homes delivered. The decrease in the number of homes delivered was primarily due to a decrease in the number of homes in backlog at October 31, 2025, as compared to the number of homes in backlog at October 31, 2024, and fewer spec home deliveries, partially offset by faster construction cycle times. The increase in the average delivered home price was mainly due to positive mix, primarily in our Pacific and Mid-Atlantic regions.
The increase in home sales cost of revenues, as a percentage of home sales revenues, in the nine months ended July 31, 2026, as compared to the nine months ended July 31, 2025, was principally due to higher inventory impairment charges in the fiscal 2026 period.
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
Loss from land sales and other revenues was $9.7 million for the three-month period ended July 31, 2026 compared to income of $3.2 million for the three-month period ended July 31, 2025. The increase in land sales and other cost of revenues, as a percentage of land sales and other revenues during the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was primarily due to impairment charges. During the three-month periods ended July 31, 2026 and 2025, we recognized $10.1 million and $0.7 million, respectively, of impairment charges in connection with land sales.
Income from land sales and other revenues was $13.4 million for the nine-month period ended July 31, 2026 compared to $4.6 million for the nine-month period ended July 31, 2025. The increase in land sales and other revenues during the nine months ended July 31, 2026 compared to the nine months ended July 31, 2025 was primarily due to the inclusion of undeveloped land and rental properties in the sale of approximately half of our Apartment Living assets. This increase was partially offset by higher land impairment charges. In connection with such sale, we recognized $284.1 million of land sales and other revenues, $265.3 million of costs of land sales and other revenues, and a pre-tax net land sale gain of $18.8 million in the nine months ended July 31, 2026. In addition, during the nine-month periods ended July 31, 2026 and 2025, we recognized $13.7 million and $2.6 million, respectively, of impairment charges in connection with land sales. This gain on sale of Apartment Living assets, partially offset by higher impairment charges on land, resulted in land sales and other cost of revenues, as a percentage of land sales and other revenues during the nine months ended July 31, 2026, being relatively flat with the nine months ended July 31, 2025.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenditures increased by $12.4 million in the three-month period ended July 31, 2026 compared to the three-month period ended July 31, 2025. As a percentage of home sales revenues, SG&A expenditures were 10.0% of home sales revenues in the three months ended July 31, 2026, as compared to 8.8% in the three months ended July 31, 2025. The dollar increase in SG&A expenditures was due primarily to higher payroll, commissions and sales center operating costs related to an increase in selling communities.
SG&A expenditures increased by $32.4 million in the nine-month period ended July 31, 2026 compared to the nine-month period ended July 31, 2025. As a percentage of home sales revenues, SG&A expenditures were 11.1% of home sales revenues in the fiscal 2026 period, as compared to 10.1% in the fiscal 2025 period. The dollar increase in SG&A expenditures was due primarily to higher payroll, commissions and sales center operating costs related to an increase in selling communities offset, in part, by reduced advertising and marketing spend.
Income from Unconsolidated Entities
In the three-month period ended July 31, 2026, we recognized a loss from unconsolidated entities of $3.1 million as compared to a loss of $1.0 million in the prior year period. During the three-month period ended July 31, 2026, we recognized gains of $3.1 million related to the sale of our ownership interest in a Rental Property Joint Venture and $35.3 million in connection with an asset sale by a Rental Property Joint Venture, which was offset by other-than-temporary impairment charges of $39.6 million related to several Rental Property Joint Ventures recognized in the current period. No similar transactions or impairment charges were recognized in the three-month period ended July 31, 2025.
In the nine-month period ended July 31, 2026, we recognized a gain from unconsolidated entities of $15.6 million as compared to a gain of $1.7 million in the prior year period. The $15.6 million gain was primarily comprised of $72.1 million of gains related to the sale of our ownership interests in Land Development and Rental Property Joint Ventures, as well as $56.7 million of gains recognized in connection with asset sales by other Rental Property Joint Ventures in the period. These gains were offset by other-than-temporary impairment charges of $97.4 million related to several Rental Property Joint Ventures. No similar impairment charges were recognized in the nine-month period ended July 31, 2025. In the nine-month period ended July 31, 2025, we recognized a gain of $2.7 million related to the sale of our ownership interest in a Rental Property Joint Venture and a gain of $18.2 million in connection with asset sales by other Rental Property Joint Ventures in the period.

Other Income – Net
The table below provides, for the periods indicated, the components of “Other income – net” (amounts in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Interest income	$6,459	$6,955	$22,304	$22,978
Income from ancillary businesses	12,909	6,548	37,394	14,737
Management fee income earned by home building operations	953	925	3,448	2,696
Other	(1,598)	(1,635)	(4,906)	(288)
Total other income – net	$18,723	$12,793	$58,240	$40,123
The increase in income from ancillary businesses in the three-month and nine-month periods ended July 31, 2026 was mainly due to increased revenues from our mortgage operations and reduced costs resulting from the partial sale of our Apartment Living business. The nine-month period ended July 31, 2026 also benefitted from a $3.9 million gain on a bulk sale of security monitoring accounts by our smart home technology business.
The decrease in “Other” during the nine-month period ended July 31, 2026 was primarily due to higher directly expensed interest costs and lower referral fee income compared to the nine-month period ended July 31, 2025.
Income Before Income Taxes
For the three-month period ended July 31, 2026, we reported income before income taxes of $374.8 million, as compared to $499.5 million in the three-month period ended July 31, 2025.
For the nine-month period ended July 31, 2026, we reported income before income taxes of $998.7 million, as compared to $1.20 billion in the nine-month period ended July 31, 2025.
Income Tax Provision
In the three-month periods ended July 31, 2026 and 2025, we recognized income tax provisions of $94.6 million and $129.9 million, respectively. The effective tax rate was 25.3% for the three months ended July 31, 2026, compared to 26.0% for the three months ended July 31, 2025. The decrease in the effective tax rate for the three months ended July 31, 2026 was primarily due to higher excess tax benefits related to stock-based compensation recognized in the current year period. Based upon the federal statutory rate of 21.0% for each period, our federal tax provision would have been $78.7 million and $104.9 million in the three-month periods ended July 31, 2026 and 2025, respectively. The difference between the tax provisions recognized and the tax provisions based on the federal statutory rate was mainly due to the provisions for state income taxes.
We recognized income tax provisions of $247.1 million and $298.6 million in the nine-month periods ended July 31, 2026 and 2025, respectively. The effective tax rate was 24.7% for the nine months ended July 31, 2026, compared to 24.9% for the nine months ended July 31, 2025. The decrease in the effective tax rate for the nine months ended July 31, 2026 was primarily due to higher excess tax benefits related to stock-based compensation recognized in the current year period. Based upon the federal statutory rate of 21.0% for each period, our federal tax provisions would have been $209.7 million and $251.7 million in the nine-month periods ended July 31, 2026 and 2025, respectively. The difference between the tax provisions recognized and the tax provisions based on the federal statutory rate was mainly due to the provisions for state income taxes, offset, in part, by excess tax benefits related to stock-based compensation.
Contracts and Average Contracted Price
In the three-month periods ended July 31, 2026 and 2025, the value of net contracts signed was $2.52 billion (2,508 homes) and $2.41 billion (2,388 homes), respectively. The increase of $103.3 million, or 4%, in the aggregate value of net contracts signed was primarily due to a 5% increase in the number of net contracts signed, primarily in our North, South, and Mountain regions, offset by a reduction of 1% in the average contracted price. In the three-month period ended July 31, 2026, the average value of each contract signed was $1.00 million, as compared to $1.01 million at July 31, 2025, with the slight decline attributable to mix.
In the nine-month periods ended July 31, 2026 and 2025, the value of net contracts signed was $7.70 billion (7,645 homes) and $7.32 billion (7,345 homes), respectively. The increase of $378.2 million, or 5%, in the aggregate value of net contracts signed was primarily due to a 4% increase in the number of net contracts signed, primarily in our North, South, and Mountain regions, in addition to a 1% increase in the average contracted price. In the nine-month period ended July 31, 2026, the average value of each contract signed was $1.01 million, as compared to $1.00 million in the prior year period, with the slight increase attributable to mix.
Backlog
The value of our backlog at July 31, 2026 decreased 2% to $6.24 billion (5,312 homes), as compared to $6.38 billion (5,492 homes) at July 31, 2025. Our backlog at October 31, 2025 and 2024 was $5.49 billion (4,647 homes) and $6.47 billion (5,996 homes), respectively. The decrease in the value of our backlog at July 31, 2026 as compared to July 31, 2025, was due to a 3% decrease in the number of homes in backlog partially offset by a 1% increase in the average contracted price per home. The decrease in the number of homes in backlog was primarily attributable to spec homes representing a larger portion of our net signed contracts and homes delivered, as a much larger percentage of spec homes are contracted for and delivered within a quarter (and therefore are not included in our quarter-end backlog) as compared to build-to-order homes. The increase in the average contracted price per home was primarily due to mix.
Selling Communities and Lots
At July 31, 2026, we were selling from 471 communities, compared to 446 at October 31, 2025 and 420 at July 31, 2025.
At July 31, 2026, we owned or controlled through options approximately 75,500 home sites, as compared to approximately 76,100 at October 31, 2025; and approximately 74,700 at October 31, 2024. Of the approximately 75,500 home sites that we owned or controlled through options at July 31, 2026, we owned approximately 31,800 and controlled approximately 43,700 through options. Of the 31,800 home sites owned, approximately 18,100 were substantially improved. In addition, as of July 31, 2026, we expect to purchase approximately 8,600 additional home sites over several years from certain of the joint ventures in which we have interests, at prices to be determined.
For more information regarding results of operations by segment, see “Segments” in this MD&A.
CAPITAL RESOURCES AND LIQUIDITY
Funding for our business has been, and continues to be, provided principally by cash flow from operating activities before inventory additions, credit arrangements with third parties, and the public capital markets.
Our cash flows from operations generally provide us with a significant source of liquidity. Our cash flows provided by operating activities, supplemented with our short-term borrowings and long-term debt, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our Company. Our primary uses of cash include inventory additions in the form of land acquisitions and deposits to obtain control of land (which could occur directly or indirectly through builder acquisitions), land development, working capital to fund day-to-day operations, and investments in existing and future unconsolidated joint ventures. We may also use cash to fund capital expenditures such as investments in our information technology systems. We also use cash flows from operations and other sources to pay dividends on our common stock, to repay debt and make share repurchases. We believe our sources of cash and liquidity will continue to be adequate to fund operations, finance our strategic operating initiatives, repay debt, fund our share repurchases and pay dividends for the foreseeable future.
At July 31, 2026, we had $1.06 billion of cash and cash equivalents on hand, restricted cash of $72.4 million, and approximately $2.24 billion available for borrowing under our Revolving Credit Facility. At July 31, 2026, we had no borrowings and we had approximately $130.1 million of outstanding letters of credit under the Revolving Credit Facility. On February 5, 2026, we amended the Revolving Credit Facility to extend its maturity date to February 5, 2031 and increase its borrowing capacity to $2.38 billion. We have the ability to further increase the borrowing capacity under the Revolving Credit Facility to up to $3.00 billion by adding additional lenders or obtaining the consent of any existing lender agreeing to a commitment increase. Under the Revolving Credit Facility, up to 50% of the commitment is available for letters of credit. Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries are guarantors of the borrower’s obligations under the Revolving Credit Facility. On February 5, 2026, we also amended our Term Loan Facility to extend the maturity date of $548.4 million of the $650.0 million of outstanding loans to February 5, 2031, with the remaining $101.6 million due February 7, 2030. Our Term Loan Facility is also guaranteed by Toll Brothers, Inc. and substantially all of its 100%-owned home building subsidiaries.
At July 31, 2026, our total stockholders’ equity and our debt to total capitalization ratio were $8.53 billion and 0.24 to 1.00, respectively.
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
Over the longer term, to the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance or incur additional debt or dispose of certain assets to fund our operating activities and debt service. We expect these resources will be adequate to fund our ongoing operating activities as well as provide capital for investment in future land purchases, and related development activities and future joint ventures.
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheet as of July 31, 2026, while others are considered future commitments and not included. Our contractual obligations primarily consist of long-term debt and related interest payments, payments due on our mortgage company loan facility, purchase obligations related to expected acquisition of land under purchase agreements and land development agreements (many of which are secured by letters of credit or surety bonds), operating leases, obligations under our deferred compensation plan, and obligations under our supplemental executive retirement plans. We also enter into certain short-term lease commitments, commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding these obligations, see Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility,” and Note 14, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
We also operate through a number of joint ventures and have undertaken various commitments as a result of those arrangements. At July 31, 2026, we had investments in these entities of $907.1 million and were committed to invest or advance up to an additional $269.0 million to these entities if they required additional funding at such date. At July 31, 2026, we had agreed to terms for the acquisition of 707 home sites from four joint ventures for an estimated aggregate purchase price of $76.1 million. We also expect to purchase approximately 8,600 additional home sites over a number of years from several joint ventures in which we have interests. The purchase price of these home sites will be determined at a future date.
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
In situations where we have joint and several guarantees with our joint venture partner, we generally seek to implement a reimbursement agreement with our partner that provides that neither party is responsible for more than its proportionate share or agreed-upon share of the guarantee; however, we are not always successful. In addition, if the joint venture partner does not have adequate financial resources to meet its obligations under such a reimbursement agreement, we may be liable for more than our proportionate or agreed upon share. We believe that, as of July 31, 2026, in the event we become legally obligated to perform under a guarantee of the obligation of an unconsolidated entity due to a triggering event, the collateral in such entity should be sufficient to repay all or a significant portion of the obligation. If it is not, we and our partners would need to contribute additional capital to the entity. At July 31, 2026, we had guaranteed the debt of certain unconsolidated entities that had loan commitments aggregating $1.73 billion, of which, if the full amount of the debt obligations were borrowed, we estimate $388.9 million to have been our maximum exposure related to repayment and carry cost guarantees at such date. At July 31, 2026, the unconsolidated entities had borrowed an aggregate of $1.44 billion, of which we estimate $388.9 million to have been our maximum exposure related to repayment and carry cost guarantees. The terms of these guarantees generally range from 1 month to 7.4 years. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners, nor do they include any potential exposures related to project completion guarantees or the other (non-carry cost/repayment) indemnities noted above, which are not estimable.
For more information regarding these joint ventures, see Note 4, “Investments in Unconsolidated Entities” in the Notes to the Condensed Consolidated Financial Statements.

Debt Service Requirements
Our financing strategy is to ensure liquidity and access to capital markets, to maintain a balanced profile of debt maturities, and to manage our exposure to floating interest rate volatility.
Outside of the normal course of operations, one of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of July 31, 2026, we were in compliance with all such covenants and requirements on our term loan, revolving credit facility and other loans payable. Refer to Note 6, “Loans Payable, Senior Notes, and Mortgage Company Loan Facility” in the Notes to the Condensed Consolidated Financial Statements.

Operating Activities
At July 31, 2026 and October 31, 2025, we had $1.13 billion and $1.34 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the nine-month period ended July 31, 2026 was $392.1 million. Cash provided by operating activities during the fiscal 2026 period was primarily related to net income (adjusted for depreciation and amortization, impairments, stock-based compensation, income and distributions of earnings from unconsolidated entities, and deferred taxes); a decrease in receivables, prepaid expenses, and other assets, including rental and commercial properties; mortgage loans sold, net of mortgage loans originated; and an increase in customer deposits – net. This activity was offset, in part, by an increase in inventory; a decrease in current income taxes – net; and a decrease in accounts payable and accrued expenses.
At July 31, 2025 and October 31, 2024, we had $938.3 million and $1.37 billion, respectively, of cash, cash equivalents, and restricted cash. Cash provided by operating activities during the nine-month period ended July 31, 2025 was $312.4 million. Cash provided by operating activities during the fiscal 2025 period was primarily related to net income (adjusted for depreciation and amortization, impairments, stock-based compensation, income and distributions of earnings from unconsolidated entities, and deferred taxes); an increase in accounts payable and accrued expenses; an increase in current income taxes - net and mortgage loans sold, net of mortgage loans originated. This activity was offset, in part, by an increase in inventory; an increase in receivables, prepaid expenses and other assets, and a decrease in customer deposits - net.
Investing Activities
In the nine-month period ended July 31, 2026, cash provided by investing activities was $116.3 million, which was primarily related to $219.5 million of proceeds related to the sale of ownership interests in unconsolidated entities and $104.2 million of cash received as returns from our investments in unconsolidated entities. This activity was offset, in part, by $129.1 million used to fund our investments in unconsolidated entities and $74.0 million used for the purchase of property and equipment, net.
In the nine-month period ended July 31, 2025, cash used in investing activities was $240.2 million, which was primarily related to $250.4 million used to fund our investments in unconsolidated entities and $58.4 million used for the purchase of property and equipment. This activity was offset, in part, by $64.9 million of cash received as returns from our investments in unconsolidated entities.
Financing Activities
We used $717.1 million of cash in financing activities in the nine-month period ended July 31, 2026, primarily for repurchase of $434.9 million of our common stock, payments of $182.1 million of loans payable, net of borrowings, the payment of dividends on our common stock of $73.5 million, payments of $8.0 million related to stock-based benefit plans - net, payments of $7.8 million related to sales to land bank programs, net of proceeds, and payments of $4.4 million related to non-controlling interest - net.

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
SUPPLEMENTAL GUARANTOR INFORMATION
At July 31, 2026, our 100%-owned subsidiary, Toll Brothers Finance Corp. (the “Subsidiary Issuer”), had issued and outstanding $1.75 billion aggregate principal amount of senior notes maturing on various dates between March 15, 2027 and June 15, 2035 (the “Senior Notes”). For further information regarding the Senior Notes, see Note 6, “Loans Payable, Senior Notes and Mortgage Company Loan Facility” in the Notes to the Consolidated Condensed Financial Statements under the caption “Senior Notes.”
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
Summarized Balance Sheet Data (amounts in millions):

July 31, 2026
Assets
Cash	$857.4
Inventory	$11,546.6
Amount due from Non-Guarantor Subsidiaries	$421.4
Total assets	$13,678.2

Liabilities & Stockholders' Equity
Loans payable	$894.1
Senior notes	$1,742.5
Total liabilities	$5,611.1
Stockholders' equity	$8,067.1
Summarized Statement of Operations Data (amounts in millions):

For the nine months ended July 31, 2026
Revenues	$6,920.1
Cost of revenues	$5,273.0
Selling, general and administrative	$775.3
Income before income taxes	$889.4
Net income	$669.4

SEGMENTS
We operate in the following five geographic segments, with operations generally located in the states listed below:
•The North region: Connecticut, Delaware, Massachusetts, Michigan, New Jersey, New York and Pennsylvania;
•The Mid-Atlantic region: Georgia, Maryland, North Carolina, Tennessee and Virginia;
•The South region: Arkansas, Florida, South Carolina and Texas;
•The Mountain region: Arizona, Colorado, Idaho, Nevada and Utah; and
•The Pacific region: California, Oregon and Washington.
The tables below summarize information related to units delivered and revenues, net contracts signed, and income (loss) before income taxes, by segment, for the periods indicated, and information related to backlog, by segment, as of the dates indicated.
Units Delivered and Revenues:

	Three months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$450.4	$438.7	3%	425	409	4%	$1,059.7	$1,072.6	(1)%
Mid-Atlantic	375.7	400.7	(6)%	393	435	(10)%	$955.8	$921.2	4%
South	655.8	757.9	(13)%	810	932	(13)%	$809.7	$813.2	—%
Mountain	613.2	730.2	(16)%	709	816	(13)%	$864.9	$894.9	(3)%
Pacific	556.7	553.1	1%	325	367	(11)%	$1,712.9	$1,507.0	14%
Total home building	2,651.8	2,880.6	(8)%	2,662	2,959	(10)%	$996.2	$973.5	2%
Other	0.7	0.4
Total home sales revenue	2,652.5	2,881.0	(8)%	2,662	2,959	(10)%	$996.4	$973.6	2%
Land sales and other revenue	6.3	64.1
Total revenue	$2,658.8	$2,945.1

	Nine months ended July 31,
	Revenues ($ in millions)			Units Delivered			Average Delivered Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$1,117.3	$1,071.9	4%	1,077	1,045	3%	$1,037.4	$1,025.7	1%
Mid-Atlantic	1,027.1	958.7	7%	1,046	1,080	(3)%	$981.9	$887.7	11%
South	1,786.8	2,022.8	(12)%	2,179	2,456	(11)%	$820.0	$823.6	—%
Mountain	1,654.2	2,042.8	(19)%	1,884	2,335	(19)%	$878.0	$874.9	—%
Pacific	1,434.7	1,332.4	8%	866	933	(7)%	$1,656.7	$1,428.1	16%
Total home building	7,020.1	7,428.6	(5)%	7,052	7,849	(10)%	$995.5	$946.4	5%
Other	(0.2)	(0.4)
Total home sales revenue	7,019.9	7,428.2	(5)%	7,052	7,849	(10)%	$995.4	$946.4	5%
Land sales and other revenue	315.7	115.1
Total revenue	$7,335.6	$7,543.3
Note: Due to rounding, amounts may not add.

Net Contracts Signed:

	Three months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$476.1	$431.3	10%	446	407	10%	$1,067.3	$1,059.6	1%
Mid-Atlantic	339.7	369.0	(8)%	361	385	(6)%	$941.0	$958.4	(2)%
South	638.6	524.2	22%	697	659	6%	$916.3	$795.5	15%
Mountain	663.5	575.6	15%	733	653	12%	$905.2	$881.5	3%
Pacific	397.4	511.9	(22)%	271	284	(5)%	$1,466.5	$1,802.5	(19)%
Total consolidated	$2,515.3	$2,412.0	4%	2,508	2,388	5%	$1,002.9	$1,010.1	(1)%

	Nine months ended July 31,
	Net Contract Value ($ in millions)			Net Contracted Units			Average Contracted Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$1,405.5	$1,154.9	22%	1,317	1,097	20%	$1,067.2	$1,052.8	1%
Mid-Atlantic	964.8	1,089.2	(11)%	1,046	1,150	(9)%	$922.4	$947.1	(3)%
South	1,982.3	1,754.2	13%	2,288	2,112	8%	$866.4	$830.6	4%
Mountain	1,881.3	1,805.2	4%	2,125	2,057	3%	$885.3	$877.6	1%
Pacific	1,467.9	1,520.1	(3)%	869	929	(6)%	$1,689.2	$1,636.3	3%
Total consolidated	$7,701.8	$7,323.6	5%	7,645	7,345	4%	$1,007.4	$997.1	1%

Backlog:

	At July 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change

North	$1,260.1	$1,021.2	23%	1,073	907	18%	$1,174.4	$1,126.0	4%
Mid-Atlantic	761.9	956.2	(20)%	708	856	(17)%	$1,076.1	$1,117.1	(4)%
South	1,704.8	1,543.3	10%	1,742	1,659	5%	$978.7	$930.2	5%
Mountain	1,348.7	1,410.8	(4)%	1,265	1,317	(4)%	$1,066.1	$1,071.2	—%
Pacific	1,163.0	1,444.7	(19)%	524	753	(30)%	$2,219.5	$1,918.6	16%
Total consolidated	$6,238.5	$6,376.2	(2)%	5,312	5,492	(3)%	$1,174.4	$1,161.0	1%

	At October 31,
	Backlog Value ($ in millions)			Backlog Units			Average Backlog Price ($ in thousands)
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
North	$971.1	$937.5	4%	833	855	(3)%	$1,165.8	$1,096.5	6%
Mid-Atlantic	822.2	824.8	—%	708	786	(10)%	$1,161.3	$1,049.4	11%
South	1,456.6	1,807.5	(19)%	1,561	2,003	(22)%	$933.1	$902.4	3%
Mountain	1,119.4	1,645.5	(32)%	1,024	1,595	(36)%	$1,093.2	$1,031.7	6%
Pacific	1,125.1	1,252.5	(10)%	521	757	(31)%	$2,159.5	$1,654.6	31%
Total consolidated	$5,494.4	$6,467.8	(15)%	4,647	5,996	(22)%	$1,182.3	$1,078.7	10%

Income (Loss) Before Income Taxes ($ amounts in millions):

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	% Change	2026	2025	% Change

North	$83.3	$97.0	(14)%	$195.1	$207.4	(6)%
Mid-Atlantic	46.6	71.3	(35)%	160.2	168.0	(5)%
South	93.5	146.9	(36)%	266.4	400.1	(33)%
Mountain	93.1	137.9	(32)%	236.9	356.6	(34)%
Pacific	105.3	106.0	(1)%	261.6	233.8	12%
Total home building	421.8	559.1	(25)%	1,120.1	1,365.9	(18)%
Corporate and other	(47.0)	(59.6)	21%	(121.4)	(167.5)	28%
Total consolidated	$374.8	$499.5	(25)%	$998.7	$1,198.4	(17)%
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

FISCAL 2026 COMPARED TO FISCAL 2025
North

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$450.4	$438.7	3%	$1,117.3	$1,071.9	4%
Units delivered	425	409	4%	1,077	1,045	3%
Average delivered price ($ in thousands)	$1,059.7	$1,072.6	(1)%	$1,037.4	$1,025.7	1%

Net Contracts Signed:
Net contract value ($ in millions)	$476.1	$431.3	10%	$1,405.5	$1,154.9	22%
Net contracted units	446	407	10%	1,317	1,097	20%
Average contracted price ($ in thousands)	$1,067.3	$1,059.6	1%	$1,067.2	$1,052.8	1%

Home sales gross margin	24.9%	26.8%		24.7%	25.8%

Income before income taxes ($ in millions)	$83.3	$97.0	(14)%	$195.1	$207.4	(6)%

Number of selling communities at July 31,	59	43	37%
The number of homes delivered in each fiscal 2026 period increased despite a lower backlog of homes at October 31, 2025 compared to October 31, 2024. Each fiscal 2026 period benefited from faster construction cycle times, with the three-month period also benefiting from increased spec home deliveries. The average price of homes delivered in each fiscal 2026 period was relatively flat compared to the corresponding fiscal 2025 periods.
The increase in the number of net contracts signed in each fiscal 2026 period was primarily due to the increase in selling communities. The average value of each contract signed in the fiscal 2026 periods was relatively flat compared to the prior year periods.
The decrease in income before income taxes in each fiscal 2026 period was primarily attributable to increased home sales cost of revenues, as a percentage of home sales revenues, an increase in SG&A costs due to increased community openings, and decreased income (loss) from unconsolidated entities.

Mid-Atlantic

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$375.7	$400.7	(6)%	$1,027.1	$958.7	7%
Units delivered	393	435	(10)%	1,046	1,080	(3)%
Average delivered price ($ in thousands)	$955.8	$921.2	4%	$981.9	$887.7	11%

Net Contracts Signed:
Net contract value ($ in millions)	$339.7	$369.0	(8)%	$964.8	$1,089.2	(11)%
Net contracted units	361	385	(6)%	1,046	1,150	(9)%
Average contracted price ($ in thousands)	$941.0	$958.4	(2)%	$922.4	$947.1	(3)%

Home sales gross margin	22.3%	24.4%		24.3%	25.6%

Income before income taxes ($ in millions)	$46.6	$71.3	(35)%	$160.2	$168.0	(5)%

Number of selling communities at July 31,	72	65	11%
The number of homes delivered in each fiscal 2026 period decreased from the prior year period primarily due to fewer spec home deliveries, as well as a lower backlog of homes at October 31, 2025 compared to October 31, 2024. The average price of homes delivered in each fiscal 2026 period increased compared to the corresponding fiscal 2025 period primarily due to mix.
Despite an increase in selling communities during each period, the number of net signed contracts decreased in each fiscal 2026 period, mainly due to continued soft demand conditions. The average value of net signed contracts in each fiscal 2026 period decreased compared to the corresponding prior year period primarily due to mix shifts.
The decrease in income before income taxes in the three-month fiscal 2026 period was mainly due to lower earnings from decreased revenues, increased home sales cost of revenues, as a percentage of home sales revenues, higher land impairment charges and higher SG&A costs. Land impairment charges were $6.6 million and $9.6 million for the three-month and nine-month fiscal 2026 periods and there were no similar charges in the fiscal 2025 periods. The increase in home sales cost of revenues, as a percentage of home sales revenues, during the fiscal 2026 periods was principally due to a shift in the number of homes delivered to less expensive areas and/or products and higher inventory impairment charges during the nine-month fiscal 2026 period. Inventory impairment charges were $8.2 million and $8.5 million during the three months ended July 31, 2026 and 2025, respectively, and $17.6 million and $12.6 million during the nine months ended July 31, 2026 and 2025, respectively.

South

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$655.8	$757.9	(13)%	$1,786.8	$2,022.8	(12)%
Units delivered	810	932	(13)%	2,179	2,456	(11)%
Average delivered price ($ in thousands)	$809.7	$813.2	—%	$820.0	$823.6	—%

Net Contracts Signed:
Net contract value ($ in millions)	$638.6	$524.2	22%	$1,982.3	$1,754.2	13%
Net contracted units	697	659	6%	2,288	2,112	8%
Average contracted price ($ in thousands)	$916.3	$795.5	15%	$866.4	$830.6	4%

Home sales gross margin	24.1%	26.2%		24.5%	27.4%

Income before income taxes ($ in millions)	$93.5	$146.9	(36)%	$266.4	$400.1	(33)%

Number of selling communities at July 31,	163	140	16%

The decrease in the number of homes delivered in each fiscal 2026 period compared to the corresponding prior year period was primarily due to a lower backlog of homes at October 31, 2025 compared to October 31, 2024, as well as fewer spec homes delivered in each period. The average price of homes delivered in each fiscal 2026 period was relatively flat compared to the corresponding prior year period.
The increase in the number of net contracts signed in each fiscal 2026 period was due primarily to increased community count and improved demand in Florida. The increase in the average value of each contract signed in each fiscal 2026 period was primarily due to positive mix, principally in Florida.
The decrease in income before income taxes in each fiscal 2026 period was principally due to lower earnings from decreased revenues, increased home sales cost of revenues, as a percentage of home sales revenues, and lower income (loss) from unconsolidated entities. The increase in home sales cost of revenues, as a percentage of home sales revenues, in each fiscal 2026 period was primarily due to mix shifts, partially offset by lower inventory impairment charges in the fiscal 2026 periods. Inventory impairment charges were $4.0 million and $8.5 million during the three months ended July 31, 2026 and 2025, respectively, and $8.2 million and $13.5 million during the nine months ended July 31, 2026 and 2025, respectively.
Mountain

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$613.2	$730.2	(16)%	$1,654.2	$2,042.8	(19)%
Units delivered	709	816	(13)%	1,884	2,335	(19)%
Average delivered price ($ in thousands)	$864.9	$894.9	(3)%	$878.0	$874.9	—%

Net Contracts Signed:
Net contract value ($ in millions)	$663.5	$575.6	15%	$1,881.3	$1,805.2	4%
Net contracted units	733	653	12%	2,125	2,057	3%
Average contracted price ($ in thousands)	$905.2	$881.5	3%	$885.3	$877.6	1%

Home sales gross margin	22.6%	25.0%		22.1%	24.3%

Income before income taxes ($ in millions)	$93.1	$137.9	(32)%	$236.9	$356.6	(34)%

Number of selling communities at July 31,	119	115	3%
The decrease in the number of homes delivered in each fiscal 2026 period was primarily due to a lower backlog of homes at October 31, 2025 compared to October 31, 2024, as well as fewer spec home deliveries. The decrease in the average price of homes delivered in the three-month fiscal 2026 period was primarily due to mix shifts.
The increase in the number of net contracts signed in the fiscal 2026 periods was primarily due to improving demand and an increase in the average number of selling communities. The increase in the average value of each contract signed in each of the fiscal 2026 periods was due to a shift in the number of contracts signed in more expensive areas and/or product types.
The decrease in income before income taxes in each fiscal 2026 period was due mainly to lower earnings from decreased revenues and higher home sales cost of revenues, offset, in part by reduced SG&A costs. The increase in home sales cost of revenues, as a percentage of home sales revenues, in the fiscal 2026 periods was primarily due to mix shifts. During the nine-month fiscal 2026 period, the decrease was partially offset by lower inventory impairment charges. Inventory impairment charges were $1.6 million and $0.5 million during the three months ended July 31, 2026 and 2025, respectively, and $11.1 million and $15.3 million during the nine months ended July 31, 2026 and 2025, respectively.

Pacific

	Three months ended July 31,			Nine months ended July 31,
	2026	2025	Change	2026	2025	Change
Units Delivered and Revenues:
Home sales revenues ($ in millions)	$556.7	$553.1	1%	$1,434.7	$1,332.4	8%
Units delivered	325	367	(11)%	866	933	(7)%
Average delivered price ($ in thousands)	$1,712.9	$1,507.0	14%	$1,656.7	$1,428.1	16%

Net Contracts Signed:
Net contract value ($ in millions)	$397.4	$511.9	(22)%	$1,467.9	$1,520.1	(3)%
Net contracted units	271	284	(5)%	869	929	(6)%
Average contracted price ($ in thousands)	$1,466.5	$1,802.5	(19)%	$1,689.2	$1,636.3	3%

Home sales gross margin	25.3%	25.4%		25.4%	25.0%

Income before income taxes ($ in millions)	$105.3	$106.0	(1)%	$261.6	$233.8	12%

Number of selling communities at July 31,	58	57	2%
The decrease in the number of homes delivered in each fiscal 2026 period was primarily due to a lower backlog of homes at October 31, 2025 compared to October 31, 2024, as well as fewer spec home deliveries. The average price of homes delivered increased in each fiscal 2026 period primarily due to positive mix, primarily in California.
The decrease in the number of net contracts signed in each fiscal 2026 period was due primarily to continued soft demand conditions. The decrease in the average value of each contract signed in the three-month fiscal 2026 period was primarily due to mix shifts.
The increase in income before income taxes in the fiscal 2026 nine-month period was mainly due to higher earnings from increased revenues and a decrease in home sales cost of revenues, as a percentage of home sales revenues. The decrease in home sales cost of revenues, as a percentage of home sales revenues,was primarily due to mix shifts, partially offset by an increase in inventory impairment charges in the fiscal 2026 period. Inventory impairment charges were $24.1 million and $7.0 million during the nine months ended July 31, 2026 and 2025, respectively.
Corporate and Other
In the three months ended July 31, 2026, loss before income taxes was $47.0 million compared to a loss before income taxes of $59.6 million in the three months ended July 31, 2025. The reduction in loss before income taxes in the fiscal 2026 period was principally due to higher income from ancillary businesses and lower losses from unconsolidated entities. The three-month fiscal 2026 period included a gain of $38.4 million related to two Rental Property Joint Venture sale transactions that was offset by other-than-temporary impairment charges of $39.6 million related to several other Rental Property Joint Ventures. No similar sale transactions or other-than-temporary impairment charges were recognized in the fiscal 2025 period.
In the nine months ended July 31, 2026, loss before income taxes was $121.4 million compared to a loss before income taxes of $167.5 million in the nine months ended July 31, 2025. The reduction in loss before income taxes in the fiscal 2026 period was principally due to higher income from ancillary businesses, lower losses from unconsolidated entities primarily due to the sale of approximately half of our Apartment Living portfolio, offset, in part, by other-than-temporary impairment charges of $97.4 million related to Rental Property Joint Ventures. No similar other-than-temporary impairment charges were recognized in the fiscal 2025 period.
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
The table below sets forth, at July 31, 2026, our debt obligations by scheduled maturity, weighted-average interest rates, and estimated fair value (amounts in thousands):

	Fixed-rate debt		Variable-rate debt (a)
Fiscal year of maturity	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate
2026	$28,968	4.64%	$—
2027	521,630	4.85%	168,935	6.14%
2028	418,881	4.37%	—
2029	30,503	5.10%	—
2030	413,055	3.76%	101,563	4.54%
Thereafter	550,228	5.55%	548,438	4.54%
Discounts, premiums and deferred issuance costs - net	(12,451)		(4,274)
Total	$1,950,814	4.75%	$814,662	4.90%
Fair value at July 31, 2026	$1,932,639		$818,935
(a)    Based upon the amount of variable-rate debt outstanding at July 31, 2026, and holding the variable-rate debt balance constant, each 1% increase in interest rates would increase the interest incurred by us by approximately $8.2 million per year.

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
There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended July 31, 2026, we repurchased the following shares of our common stock:

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
				(in thousands)
May 1, 2026 to May 31, 2026	253	$137.11	253	7,859
June 1, 2026 to June 30, 2026	735	$148.10	735	7,124
July 1, 2026 to July 31, 2026	403	$152.18	403	6,721
Total	1,391		1,391
(a)    Our stock incentive plans permit us to withhold from the total number of shares that otherwise would be issued to a performance based restricted stock unit recipient or a restricted stock unit recipient upon distribution that number of shares having a fair value at the time of distribution equal to the applicable income tax withholdings due and remit the remaining shares to the recipient. During the three months ended July 31, 2026, we withheld 2,262 of the shares subject to performance based restricted stock units and/or restricted stock units to cover approximately $0.3 million of income tax withholdings and we issued the remaining 6,713 shares to the recipients. The shares withheld are not included in the total number of shares purchased in the table above.
Our stock incentive plans also permit participants to exercise non-qualified stock options using a “net exercise” method. In a net exercise, we generally withhold from the total number of shares that otherwise would be issued to the participant upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three-month period ended July 31, 2026, the net exercise method was not employed to exercise options.
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
Except as set forth above, we have not repurchased any of our equity securities during the three-month period ended July 31, 2026.

Dividends
During the nine months ended July 31, 2026, we paid cash dividends of $0.77 per share to our shareholders. The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our results of operations, our capital requirements, our operating and financial condition, and any contractual limitations then in effect. Our revolving credit agreement and term loan agreement each require us to maintain a minimum tangible net worth (as defined in the applicable agreement), which restricts the amount of dividends we may pay. During the nine months ended July 31, 2026, these limitations did not meaningfully restrict the amount of cash dividends that could have been paid. At July 31, 2026, these agreements permitted us to pay up to approximately $4.09 billion of cash dividends.
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

101
The following financial statements from Toll Brothers, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, filed on August 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOLL BROTHERS, INC.
(Registrant)

Date:	August 28, 2026	By:	/s/ Gregg L. Ziegler
Gregg L. Ziegler Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 28, 2026	By:	/s/ Erica J. Mainardi
Erica J. Mainardi Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)